Form 10-K
period 1996-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1996-09-30
CIK 1002125

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the Securities and
          Exchange Act of 1934 For the fiscal year ended June 30, 1996

                        Commission File Number 0-27202

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                    Ohio                               34-1803229
          (State of Incorporation)        (IRS Employer Identification Number)

    2307 East Aurora Road, Suite One,
            Twinsburg, Ohio                                         44087
 (Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code: (216)963-6680

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g)of the Act:
                                     Common Stock, $.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 27, 1996 was $148,673,500.

There were 13,296,709 shares of the Registrant's Common Stock outstanding as of September 30, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for use at the Annual Meeting of Shareholders on November 13, 1996 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS

                                     PART I

                                                                                Page
                                                                                ----
Item 1.  Business...............................................................
Item 2.  Properties.............................................................
Item 3.  Legal Proceedings......................................................
Item 4.  Submission of Matters to a Vote of Security Holders....................

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters..
Item 6.  Selected Financial Data................................................
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................
Item 8.  Financial Statements and Supplementary Data............................
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.................................................

                                    PART III

Item 10. Directors and Executive officers of the Registrant.....................
Item 11. Executive Compensation.................................................
Item 12. Security Ownership of Certain Beneficial Owners and Management.........
Item 13. Certain Relationships and Related Transactions.........................

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.........

Signatures              ........................................................
Exhibit Index           ........................................................


                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENTS OF BUSINESS SINCE FISCAL YEAR BEGINNING

         Advanced Lighting Technologies, Inc. (the "Company") is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, including lamps (light bulbs), lamp components and lamp production equipment. Metal halide lamps combine superior energy efficient illumination with longer life, excellent color rendition by providing a full color spectrum and compact size as compared with incandescent and fluorescent lamps. The Company believes it is the only company in the world focused primarily on metal halide lighting and, as a result, it has developed substantial expertise in all aspects of this industry. The Company believes that this focus enhances its responsiveness to customer demand and has contributed to its technologically advanced product development and manufacturing capabilities. The Company currently markets over 240 specialty and 40 commodity-type metal halide lamps, giving it the most diverse product line of any metal halide lamp manufacturer.

         Invented approximately 35 years ago, metal halide is the newest of all major lighting technologies and can produce the closest simulation to sunlight of all available lighting technologies. Metal halide lighting is currently used in commercial and industrial applications such as factories and warehouses, outdoor site and landscape lighting, sports facilities and large retail spaces such as superstores. In addition, due to metal halide's superior lighting characteristics, the Company believes many opportunities exist to expand the uses of metal halide into applications currently dominated by incandescent and fluorescent technologies. For example, a 100 watt metal halide lamp, which is approximately the same size as a household incandescent lamp, produces as much light as five 100 watt incandescent lamps and as much as three 34 watt, four foot long fluorescent lamps. While domestic sales of incandescent and fluorescent lamps grew at a compound annual rate of approximately 4% over the last three years, domestic metal halide lamp sales have grown at a compound annual rate of approximately 15% over the same period, making metal halide the fastest growing segment of the approximately $2.6 billion domestic lamp market. In 1995, metal halide accounted for approximately 6% of domestic lamp sales. The Company believes that new lighting technologies typically increase overall lamp sales rather than render existing technologies obsolete. Metal halide lighting has recently been introduced in automotive headlamp, projection television and fiber optic applications. The Company believes that applications for metal halide lamps will continue to increase as metal halide systems become more widely known.

         The Company's objective is to be the leading innovator, designer, manufacturer and marketer of specialty metal halide lamps, lamp components and lamp production equipment. The Company pursues the following operating strategies:

     o Focus on Metal Halide Technology. The Company's focus on metal halide products has enabled it to develop unique design, manufacturing and marketing expertise in all metal halide product lines. By supplying lamp components and lamp production equipment to the metal halide lamp industry, the Company also benefits from the overall expansion of metal halide lamp sales.

     o Develop Innovative Products. The Company has introduced over 75% of the new metal halide lamp types produced domestically since 1985. The Company's new product strategy and emphasis on innovation differentiates it from its competitors that focus primarily on high volume, commodity-type lamps. Most of the Company's new products were developed in response to customer demand and the Company remains the sole supplier for many of these products.

     o Continue to Strengthen OEM and Lighting Agent Relationships. The Company frequently designs lamps to meet fixture specifications of original equipment manufacturers ("OEMs") and their lighting agent sales force, who, in turn, market the Company's lamps to a variety of end users. Such cooperative relationships contribute to the

          Company's innovative designs and allow it to utilize traditional distribution channels which are dominated by the major lamp manufacturers. The Company's innovative marketing techniques enabled it to capture approximately 29% of all new domestic metal halide lamp sales in 1995.

     o Maintain Flexible Manufacturing Through Vertical Integration. By controlling all aspects of the production of metal halide lamps and components, the Company is able to cost-effectively develop and manufacture a wide variety of specialty metal halide lamps, including lamp types manufactured in small production runs.

         The Company expects to increase its net sales by expanding the market for metal halide products. The Company's growth strategy involves introducing new products and creating new metal halide applications, increasing sales of existing products, increasing its presence in international markets and penetrating the residential market. The Company introduces new products by working with OEMs and other customers to design and develop innovative metal halide lighting solutions. The Company also intends to increase sales of its existing products by implementing aggressive direct marketing of its lamps to end users. Additionally, the Company intends to participate in growing international markets through direct sales of lamps, lamp components and lamp production equipment and, in countries with rapidly developing metal halide markets, through joint ventures that will purchase the Company's lamp components and lamp production equipment. The Company has begun its introduction of metal halide lighting systems to the residential market, which represented 45% of all domestic lamp sales in 1995, and believes that it is the first company to develop such products for residential use.

         The Company was formed on May 19, 1995, and acquired ownership, primarily by merger (the "Combination"), of 17 affiliated operating corporations that were previously under common ownership and management (the "Predecessors"). Each of the Predecessors was engaged in one or another aspect of the metal halide lighting business. The Combination was effected on October 6 and 10, 1995.

         Since the Company's initial public offering in December 1995, the Company has continued to execute its growth strategy. The Company recently introduced several new products, including specialty electronic metal halide lighting controls, to complement its lamp sales and further meet the increasingly complex specifications of OEMs and lighting agents. In May 1996, the Company introduced its residential metal halide lighting systems at "Light Fair," the major United States lighting trade show. The Company is currently market testing its residential systems and expects to begin limited production in the second quarter of fiscal 1997. Following the successful acquisition of its distributor in the United Kingdom, the Company has continued to increase its international marketing capabilities through the acquisition of its Canadian and Australian distributors. In addition to two existing joint ventures, the Company has recently entered into joint venture agreements in Abu Dhabi and Vietnam to which it expects to sell lamp production equipment and, when lamp production commences, certain lamp components.

MARKETING AND DISTRIBUTION

Commercial Products

        The Company's innovative marketing techniques enabled it to capture approximately 29% of all new domestic metal halide lamp sales in 1995. Because electrical distributors typically market only commodity-type lamps, the Company believes that its specialty products do not lend themselves to the traditional marketing channels associated with commodity-type lamp products. As a result, in initial distribution, the Company markets its metal halide lamps through OEMs, who have generally been involved in the design of the lamp, and commissioned lighting agents, who package the Company's lamps in their bids on each construction or renovation project. Due to the fact that the Company's lamps are produced to the specifications required to match a particular fixture or use by an OEM, the Company's lamp will generally be included with the fixture each time the fixture is sold.

        The Company also has distributed its metal halide lamps through lighting agents. Unlike the other principal manufacturers of metal halide lamps, General Electric Company and its subsidiaries ("GE"), Philips Electronics N.V. ("Philips") and Siemans A.G.'s OSRAM/Sylvania, Inc. ("Sylvania"), that each have extensive local distributor relationships, the Company has entered into agency agreements with lighting agents who represent a full line of fixture manufacturers, under which the agent receives a commission for selling the Company's lamps. The Company believes it is the only major lamp manufacturer to distribute its products through lighting agents. This relationship allows the lighting agent to package the Company's metal halide lamps with the other products included in its bid on a project. By bidding a more complete or unique package, the lighting agent has a competitive advantage over less complete bids and, if selected, earns a commission on Company lamps sold, which agents previously did not receive.

        The Company intends to increase its sales of replacement lamps through direct marketing. First, the Company places a toll-free number on each lamp that it sells allowing an end user to call the Company, rather than an electrical distributor, to order the replacement lamp directly from the Company. This enables the end user to speak to a more knowledgeable representative, thereby increasing the accuracy, efficiency and service to the end user. Talking to the representative also allows the Company to suggest enhanced products better suited for the end user's needs. In addition, the Company telemarkets replacement lamps in connection with catalogue distributions. Lamps are delivered by overnight courier to end users, thereby providing service efficiency comparable to local electrical distributors. The Company estimates it sold approximately 1% of all replacement metal halide lamps in 1995. Replacement lamps are typically sold at a higher margin than lamps sold initially through OEMs or lighting agents.

        The Company markets its metal halide components to other metal halide lamp manufacturers, primarily GE, Philips and Sylvania. The Company makes these customers aware of its capabilities through seminars and direct marketing materials. The Company also markets lamp components to its joint venture partners. In addition, the Company works very closely with its customers to manufacture components according to their specifications. Certain customer developed components are considered proprietary to the Company's customers.

        In marketing its lamp production equipment internationally, the Company seeks out the most technically advanced lamp manufacturers in each country or the Company is approached by foreign lamp manufacturers seeking to acquire the technology. The Company initially sends a catalogue to these manufacturers, then later calls on these manufacturers to determine their needs. The Company develops a customized configuration for the equipment to meet the customers' needs. The Company believes its ability to supply a full range of lamp components provides it an advantage in selling lamp production equipment.

Residential Products

        The Company has begun preliminary marketing of metal halide technology to the residential market in 1996. Initially, this marketing will focus on high-end lighting stores and designer showrooms similar to the manner in which halogen lamps penetrated the residential market in the early 1980s. The Company will use its existing lighting agents, who typically sell both commercial and residential products, to reach these stores. However, unlike halogen lamps, the Company intends to pursue a strategy of branding its products under its MICROSUN(TM) brand name thereby differentiating it from any competitors as well as establishing brand loyalty. In the second and third quarters of fiscal 1996, the Company gathered many focus groups where various examples of incandescent table lamps and table lamps containing the MICROSUN(TM) metal halide lighting system were presented to and compared by various potential customers. The responses received by the Company were favorable, and using information obtained in the focus group sessions, the Company designed a line of table lamps and produced a catalogue to market these lamps. As marketing continues, the Company intends to promote designer and consumer awareness through targeted advertising. The Company believes that the high price point at which this product will be sold will support this marketing approach, unlike the incandescent or fluorescent residential lamp market. The Company has entered into preliminary discussions with two lighting showrooms in Cleveland, Ohio to further test market the sale of table lamps using its MICROSUN(TM) brand name. The Company expects to commence limited commercial production of MICROSUN(TM) brand products in the second quarter of fiscal 1997. There can be no assurances that the Company will successfully introduce metal halide lighting into the residential market.

MANUFACTURING AND OPERATIONS

          The Company's lamp manufacturing facility in Solon, Ohio operates five days a week, 16 hours a day, with the Company's lamp manufacturing employees working in two eight-hour shifts each day. The manufacturing of metal halide lamps consists of three primary processes. First, the quartz arc tube is shaped, electrodes for carrying the current are installed, the metal halide salt dose is introduced and the arc tube is sealed. The entire process is performed at high temperatures in carefully controlled conditions to ensure that the arc tube is properly sealed and that no impurities enter the arc tube. Second, the arc tube is mounted inside a pyrex bulb container and sealed. Finally, the lamp is finished by adding a contact for the electrical outlet. Although light output of metal halide lamps is not affected by ambient temperatures, an outer bulb is used to prevent contact with the arc tube, which operates at extremely high temperatures. Quartz and pyrex are used in the production of metal halide lamps because of their durability and ability to retain shape and function at extremely high temperatures. All of the finished lamps are inspected, tested and then shipped in accordance with customer instructions.

          The Company produces all of the metal halide salts it uses and sells at its facility in Urbana, Illinois. The Urbana facility with 53 employees working a single shift also produces precision metal pieces, precision metal electrode leads, and high speed dose dispensers which are used by both the Company and sold to other metal halide lamp manufacturers for the production of metal halide lamps.

          The Company manufactures equipment for metal halide lamp production at its facility in Bellevue, Ohio. This equipment is used for the Company's lamp production and is also sold to other lamp manufacturers world wide. The Company internally manufactures many critical and proprietary parts for its lamp production equipment. It purchases commercial components and has other parts built to its specifications by a number of local suppliers. The Company assembles and tests this equipment as well as trains customers in its use. The Company supplies extensive product, quality, process, and training documentation with the equipment.

RAW MATERIALS AND SUPPLIERS

          The Company sources its raw materials from a variety of suppliers. Presently, it sources all of the molds for its quartz tubing and pyrex bulbs from GE. Although an interruption in these supplies could disrupt the Company's operations, the Company believes that alternative sources of supply exist and could be arranged prior to the interruption having a material adverse effect on the Company's operations.

          Most of the raw materials used in the production of metal halide salts can be sourced from several suppliers. The Company is reliant on a single supplier for only one raw material and expects to produce this material itself in calendar 1996. The Company has been the dominant supplier of metal halide salts to the metal halide lamp industry for many years. Therefore, the Company has focused on addressing any circumstance which could jeopardize the continued production of these vital components. Since the Company is the primary supplier of metal halide salts to the metal halide lamp industry, any disruption in supply would also affect each producer of the affected lamp type.

          The Company purchases certain of its industrial commodity-type lamp types from GE. This enables the Company to use its manufacturing equipment to produce more specialty, higher margin lamp types. The Company believes that alternative sources of these commodity-type lamp types can be arranged prior to any material adverse effect on the Company's sales.

COMPETITION

          The Company's metal halide lamps compete with other types of lighting technology for many applications as well as with metal halide lamps produced by other metal halide lamp manufacturers, primarily GE, Philips and Sylvania. Metal halide technology is the newest of all lighting technologies and although the market awareness and the uses of metal halide lamps continues to grow, competition exists from older technologies in each metal halide application.

          GE, Philips and Sylvania are the Company's principal competitors in the production of metal halide lamps. Although GE, Philips and Sylvania have focused their efforts on the larger incandescent and fluorescent markets, all three companies produce metal halide lamps. These three companies have emphasized sales of a relatively small variety of commodity-type metal halide lamps, such as those found in certain industrial applications, which the Company believes represent approximately 75% of the total metal halide lamp segment. There can be no assurance that any of the Company's competitors will not expand their focus into specialty lamps. Although the Company believes its technical and engineering expertise in the production of specialty metal halide lamps and its unique marketing approach give it a competitive advantage in this market, the Company's three primary competitors have significantly longer operating histories, greater financial, technical, and other resources and larger marketing and distribution organizations than the Company.

          The Company does not believe that the foreign lamp manufacturers to whom the Company sells equipment compete with the Company's specialty products. Due to the technical and engineering expertise required to produce a new type of metal halide lamp, these purchasers have typically only produced the commodity-type lamps types in which they have been trained by the Company. Although there can be no assurances these purchasers will not produce specialty lamp types to compete with the Company, these purchasers would need to independently develop the expertise required to produce specialty metal halide lamps.

INTELLECTUAL PROPERTY

          The Company relies on trade secret, trademark and patent laws to protect its rights to certain aspects of its products, including proprietary manufacturing processes and technologies, product research and concepts and trademarks, all of which the Company believes are important to the success of its products and its competitive position. In recent years, the Company has successfully taken legal action to enjoin misappropriation of trade secrets by other parties. Any increase in the level of activities involving misappropriation of the Company's trade secrets or other intellectual property rights could require the Company to increase significantly the resources devoted to such efforts. In addition, an adverse determination in litigation could subject the Company to the loss of its rights to a particular trade secret, trademark or patent, could require the Company to grant licenses to third parties, could prevent the Company from manufacturing, selling or using certain aspects of its products or could subject the Company to substantial liability, any of which could have a material adverse effect on the Company's results of operations.

ENVIRONMENTAL REGULATION

          The Company's operations are subject to federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials as well as laws relating to occupational health and safety. The Company believes that its business, operations, and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. However, the operations of manufacturing plants entail risks in these areas, and there can be no assurance that the Company will not incur material costs or liabilities. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

          In 1993, the Company entered into a consent decree with the City of Solon Sewer District with respect to the discharge of mercury into the sewer system from its Solon, Ohio plant operations. The Company instituted procedures to comply with this consent decree, and the consent decree expired by its terms due to the Company's operation within required discharge limits for the period required by the decree. However, routine sampling of the effluent by Solon revealed three discrete instances of mercury discharge in excess of the limits imposed by Solon between June 30, 1995 and September 1, 1996. Subsequent tests conducted by the City of Solon showed mercury discharges within required limits. The Company has implemented a plan intended to prevent intermittently exceeding Solon's mercury standards in the future. The Company believes the cost of continued compliance will not have a material effect on its financial position or results of operations.

          The Company believes that the overall impact of compliance with regulations and legislation protecting the environment including the consent decree will not have a material effect on its future financial position or results of operations, although no assurance can be given. Capital expenditures and operating expenses in fiscal 1996, fiscal 1995 and fiscal 1994 attributable to compliance with such legislation were not material.

EMPLOYEES

          As of June 30, 1996, the Company had approximately 564 full-time employees, including 453 in lamp designing, manufacturing and marketing, 56 in component manufacturing, 35 in equipment manufacturing, and 20 in corporate/administrative services. The Company believes that its employee relations historically have been good. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.


ITEM 2.   PROPERTIES

          The Company owns a 30,000 square foot component manufacturing facility in Urbana, Illinois. This property is subject to a mortgage of approximately $819,398 as of June 30, 1996. The Company's remaining facilities, including its facilities at Solon, Ohio, and Bellevue, Ohio, described above under "BUSINESS
- -- Manufacturing and Operations," are leased, with aggregate annual rent of approximately $1.1 million. The aggregate square footage of such leased space is 256,000 square feet. The average number of years remaining on these leases is approximately 4 years. The Company believes that its facilities are adequate for its current needs and does not expect difficulty replacing such facilities or locating additional facilities if needed.


ITEM 3.   LEGAL PROCEEDINGS

          The Company does not have pending any litigation that, separately, or in the aggregate, if adversely determined, could reasonably be expected to have a material adverse effect on the Company. The Company and its subsidiaries may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of their business.

          On March 1, 1996, Edmund E. Heartstedt asserted a claim in the United States District Court for the Northern District of Ohio against Wayne R. Hellman, Chief Executive Officer and a director of the Company, and Louis S. Fisi, Chief Financial Officer and a director of the Company, alleging certain misrepresentations and/or omissions were made to him in connection with: (i) the cash-out of his interest effected by a merger of a Predecessor into the Company, as to which Mr. Heartstedt did not exercise his statutory appraisal rights; and
(ii) the purchase by Mr. Hellman of Mr. Heartstedt's beneficial interest in a trust controlled by Mr. Hellman. On July 2, 1996, the Complaint in this action was amended to add the Company as an additional defendant (the Amended Complaint is referred to as the "Heartstedt Claim"). Mr. Heartstedt alleges that the misrepresentations and/or omissions made by Mr. Fisi and others on behalf of Messrs. Hellman and Fisi and the Company caused him direct damages which he believes exceed $900,000. The suit also claims punitive damages in an undetermined amount believed by the Plaintiff to exceed $2.7 million. Messrs. Hellman and Fisi and the Company have denied the allegations and are vigorously defending the claim. On August 23, 1996, John Hazen filed a claim (the "Hazen Claim") in the United States District Court for the Northern District of Ohio against the Company and Messrs. Hellman and Fisi, alleging that Mr. Hazen was or is a partner of Mr. Heartstedt and asserting claims identical to the Heartstedt Claim regarding the cash-out of Mr. Hazen's interest effected by the same merger involved in the Heartstedt claim, as to which Mr. Hazen did not exercise statutory appraisal rights. Mr. Hazen alleges that the alleged misrepresentations by Mr. Fisi and others on behalf of the Company caused him direct damages which he believes exceed $400,000. The suit also claims punitive damages in an undetermined amount believed to exceed $1,200,000. Messrs. Hellman and Fisi and the Company have denied the allegations and are vigorously defending the claim. The Company does not believe the litigation relating to the Heartstedt Claim and the Hazen Claim could reasonably be expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

          Since December 12, 1995, the Common Stock has been trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "ADLT." The following table sets forth the range of high and low sales prices per share of Common Stock for the periods indicated, as reported by the Nasdaq National
Market:

FISCAL 1996                                                                                                  HIGH          LOW
- -----------                                                                                                  ----          ---

Second Quarter (beginning December 12, 1995)                                                                $10.250       $10.000
Third Quarter                                                                                                14.875         7.625
Fourth Quarter                                                                                               18.250        12.625

          On September 27, 1996, the last reported sales price of the Common Stock on the Nasdaq National Market was $19.75 per share and, as of September 26, 1996, the number of holders of record of the Common Stock was 196.

          The Company has paid no dividends in its last two fiscal years. The Company's revolving credit facility prohibits payment of dividends on the Common Stock without the prior consent of the lender, which consent may not be withheld unreasonably. The Company does not intend to declare or pay dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company's business.


ITEM 6.   SELECTED FINANCIAL DATA

          The following table contains certain selected financial data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto of the Company. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Items 7 and 8 below.

                                                                            FISCAL YEAR ENDED JUNE 30,
                                                                 1996           1995          1994        1993         1992
                                                                 ----           ----          ----        ----         ----
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)       (unaudited)

INCOME STATEMENT DATA:
 Net sales                                                    $54,636        $40,767       $30,938     $25,455      $26,416
 Costs and expenses:
   Cost of sales                                               29,254         21,899        17,253      17,033       16,240
   Selling, general and administrative                         14,907         11,833         8,400       5,500        6,677
   Research and development                                     3,000          1,673         1,006       1,166        1,203
   Noncash settlement of claim                                  2,732(1)          --            --          --           --

   Restructuring                                                   --           (121)(2)       852(2)   7,152(3)         --
                                                              -------        -------     ---------      -----       -------
Income (loss) from operations                                   4,743          5,483         3,427     (5,396)        2,296
Interest expense                                                1,316          2,129         2,150        938(4)      1,691
                                                              -------        -------     ---------      -----       -------
Income (loss) before income taxes
  and extraordinary items                                       3,427          3,354         1,277     (6,334)          605
Income taxes (5)                                                  910            212            71          48          101
                                                              -------        -------       -------     -------      -------
  items                                                         2,517          3,142         1,206      (6,382)         504
Extraordinary gain (charge)                                      (135)(6)       (253)(7)        --      11,368(8)        --
                                                              -------        -------       -------     -------      -------
Net income                                                    $ 2,382        $ 2,889       $ 1,206     $ 4,986        $ 504
                                                              =======        =======       =======     =======        =====
Income (loss) per share (9):
  Before extraordinary items                                    $0.12         $ 0.10        $ 0.13     $ (0.96)    $  (0.01)
  Extraordinary items                                           (0.01)         (0.03)           --        1.45           --
                                                              -------        -------       -------     -------    ---------
  Net income (loss)                                           $  0.11         $ 0.07       $  0.13     $  0.49     $  (0.01)
                                                              =======         ======       =======     =======    =========
Shares used for computing per
  share amounts (9)                                             9,479          7,818         7,818       7,818        7,818
                                                              =======        =======       =======     =======      =======

                                                                                            JUNE 30,
                                                                                            --------
                                                                 1996           1995          1994        1993         1992
                                                                 ----           ----          ----        ----         ----
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents                                 $   1,682      $   1,030          $663   $   1,095        $ 315
  Working capital (deficit)                                    17,341           (870)          (25)        853       (8,448)
  Total assets                                                 56,297         29,402        23,454      23,001       27,631
  Total long-term debt                                         11,034          8,853         7,821      10,246       11,737
  Total shareholders' equity (deficit)                         26,594         (1,035)        1,165        (320)      (4,345)





     (1) On October 27, 1995, several former preferred shareholders of the Company's largest Predecessor, whose shares were redeemed in August 1995 (prior to the Combination), asserted a claim against certain officers of the Company. On November 15, 1995, such officers entered into a settlement agreement with the former preferred shareholders whereby certain principal shareholders transferred, from their personal holdings, an aggregate of 273,185 shares of Common Stock to the former preferred shareholders. Since the settlement resulted in a transfer of personal shares held by such officers, there was no dilution of the ownership interest of shareholders of the Company. The settlement was recorded as a noncash expense and an increase in paid-in capital of the Company in December 1995.

     (2) In fiscal 1994, the Company recorded a provision of $852 for the costs, principally inventory and equipment write-downs, in connection with exiting its nonlamp component product line. In fiscal 1995, the disposition plan was revised resulting in a reduction of the original estimate by $121.

     (3) On July 29, 1992, the Company's largest Predecessor, though never having missed any scheduled payments on its then existing senior debt was unable to refinance such senior debt, and therefore voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code. This Predecessor emerged from such protection in July 1993. While under such protection, the Company maintained substantially all of its relationships with existing customers and suppliers. The one-time reorganization charge of $7,152 in fiscal 1993 consisted of the write-downs related to disposal of assets for exiting certain product lines, professional fees and administrative expense.

     (4) While under Chapter 11 protection during fiscal 1993, the Company's largest Predecessor was not required to accrue interest on certain outstanding indebtedness, which, if accrued, would have increased interest expense by approximately $507.

     (5) At June 30, 1996, the Company had net operating loss tax carryforwards of approximately $8,200, which expire in fiscal years 2006 through 2011. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (6) In fiscal 1996, the Company incurred an extraordinary loss on the early extinguishment of debt of $135. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (7) In fiscal 1995, the Company refinanced certain senior and subordinated indebtedness. This refinancing resulted in an extraordinary loss on the early extinguishment of debt of $253. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (8) Upon emergence of the Company's largest Predecessor from Chapter 11 reorganization, the Company recognized an extraordinary gain in fiscal 1993 from the discharge of certain indebtedness.

     (9) Assumes 7,817,736 shares were outstanding in fiscal 1995, 1994, 1993 and 1992. For fiscal 1996, assumes 7,817,736 shares outstanding prior to December 12, 1995 and the weighted average number of shares outstanding thereafter. Net income per share is based upon the income attributable to common shareholders. Such income has been decreased by preferred stock dividends and increases in the value of warrants aggregating $1,350 ($.14 per share) in fiscal 1996, $2,360 ($.30 per share) in fiscal 1995, $170 ($.02 per share) in fiscal 1994 and $1,131 ($.14 per share) in fiscal 1993. See Note K to "Notes to Financial Statements."



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in connection with the Company's Consolidated Financial Statements and related Notes.


OVERVIEW OF THE RESULTS OF OPERATIONS - FISCAL 1996 COMPARED WITH FISCAL 1995

          The results of operations for fiscal 1996 resulted in income from operations of $4.7 million compared to income from operations of $5.5 million for fiscal 1995. The Company realized net income of $2.4 million for fiscal 1996, compared to net income of $2.9 million for fiscal 1995.

          The overall comparability of fiscal 1996 and fiscal 1995 was influenced by the following factors:

     o The results of operations for fiscal 1996 include a noncash charge of $2.7 million ($.29 per share) in settlement of threatened litigation (the "Settlement"), with a corresponding increase to shareholder's equity (paid-in-capital). The noncash charge arose from the transfer of shares of the Company's Common Stock from the personal holdings of certain principal shareholders of the Company to former preferred shareholders in settlement of their claim. This matter is also discussed in Note I to the Consolidated Financial Statements.

     o Operating costs and expenses for fiscal 1995 include a $121,000 restructuring credit ($.02 per share) resulting from a revision of the Company's disposition plan for exiting its nonlamp component product line.

          After excluding the above, on a comparative basis the Company's operating activities would have resulted in income from operations of $7.5 million for fiscal 1996, a 39.4% increase over the $5.4 million of income from operations that would have been recognized for fiscal 1995.

Current Operations
The Company's product categories currently consist of lamps, lamp components and lamp production equipment. The following table sets forth the product category contributions to the Company's net sales for the years indicated:



                                      FISCAL YEAR ENDED JUNE 30,
                                      -------------------------
                                  1996           1995          1994
                                  ----           ----          ----

Lamps                              73.2%          68.8%          73.8%
Lamp components                    20.7           23.8           23.0
Lamp production equipment           6.1            7.4            3.2
                                  -----          -----          -----
                                  100.0%         100.0%         100.0%
                                  ======         =====          =====

          Lamp and lamp component revenue is recognized when products are shipped, and lamp production equipment revenue is recognized under the percentage of completion method.

          To sustain the Company's new product strategy, the Company invests substantially in research and development efforts. In the last three fiscal years, the Company spent an aggregate of $5.7 million on research and development, representing 4.5% of aggregate net sales over that period. During fiscal 1996, however, the Company spent $3.0 million on research and development, representing 5.5% of net sales. These efforts have enabled the Company to introduce new lamp types for an increasing number of applications, develop solid state electronic systems, and develop new lamp components as well as increase the quality of its existing lamp components. Further, the Company has spent additional amounts for manufacturing process and efficiency enhancements, which were charged to cost of goods sold when incurred. The Company expects to continue increasing the spending on research and development as a percentage of net sales in the future to enhance its position as the leading innovator in the metal halide industry.

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

          The following table sets forth, as a percentage of net sales, certain items in the Company's consolidated income statement for the indicated periods:


                                                 FISCAL YEAR ENDED JUNE 30,
                                                 -------------------------
                                            1996            1995           1994
                                            ----            ----           ----

Net sales                                    100.0%         100.0%         100.0%
Costs and expenses:
  Cost of sales                               53.5           53.7           55.8
  Selling, general and administrative         27.3           29.1           27.2
  Research and development                     5.5            4.1            3.2
  Noncash settlement of claim                  5.0            0.0            0.0
  Restructuring                                0.0           (0.3)           2.8
                                              ----           -----          ----
Income from operations                         8.7           13.4           11.0
Interest expense, net                          2.4            5.2            6.9
                                               ---            ---            ---
Income before income taxes and
  extraordinary items                          6.3            8.2            4.1
Income taxes                                   1.7            0.5            0.2
                                               ---            ---            ---
Income before extraordinary items              4.6            7.7            3.9
Extraordinary charge                          (0.3)          (0.6)           0.0
                                             ------          -----         -----
Net income                                     4.3%           7.1%           3.9%
                                             ======         ======         ======

FISCAL 1996 COMPARED WITH FISCAL 1995

          Net Sales. Net sales increased 34.0% to $54.6 million for fiscal 1996 from $40.8 million for fiscal 1995. This increase consisted of an $11.6 million increase in lamp sales, a $1.8 million increase in lamp component sales, and the remainder from increased lamp production equipment sales. The increase in lamp and component sales arose primarily from increased unit volume in all major lamp sales channels and component categories and increased sales of new products.

          Cost of Goods Sold. Cost of goods sold increased 33.6% to $29.3 million for fiscal 1996 from $21.9 million for fiscal 1995. As a percentage of net sales, cost of goods sold decreased to 53.5% for fiscal 1996 from 53.7% for fiscal 1995. This slight decrease was primarily the result of improved margins on lamp and component sales, which were somewhat offset by transitional costs of operational integration associated with the electronic systems acquisition.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 26.0% to $14.9 million for fiscal 1996 from $11.8 million for fiscal 1995. As a percentage of net sales, such expenses decreased to 27.3% in fiscal 1996 from 29.0% in fiscal 1995. The overall decrease is a combination of (i) higher spending related to significant promotional activities for new product introductions, (ii) increased marketing focus on replacement lamp sales in the U.S. and (iii) costs associated with Japanese market penetration; all offset by lower general and administrative expenses as a percentage of sales for fiscal 1996.

          Research and Development Expense. Research and development expenses increased 79% to $3.0 million for fiscal 1996 from $1.7 million for fiscal 1995. As a percentage of net sales, research and development expenses increased to 5.5% for fiscal 1996 from 4.1% for fiscal 1995. These increases arose from increased spending for the: (i) expansion of the line of new lamps intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic ballast systems and (iii) development of new lamp components for the world's major lighting manufacturers.

          Noncash Settlement of Claim and Restructuring Credit. As discussed in
Note I to the Consolidated Financial Statements, a settlement agreement was entered into by certain principal shareholders of the Company with former preferred shareholders of a subsidiary company during fiscal 1996 (the "Settlement").

Since the Settlement resulted in a transfer of personal shares held by certain principal shareholders, there was no dilution of the ownership interest of the remaining shareholders of the Company. The Settlement was recorded as a noncash expense and an increase to the Company's paid-in-capital.

          The Company recorded a $121,000 credit to operating expenses in fiscal 1995. This credit resulted from a revision of the Company's plan of disposition for exiting its nonlamp component product line. There was no such credit in the fiscal 1996.

          Income from Operations. Income from operations was $4.7 million for fiscal 1996, compared to $5.5 million for fiscal 1995. As discussed in the Overview of Results of Operations for the respective years, excluding (i) the noncash charge for the Settlement during fiscal 1996 and (ii) the restructuring credit recognized in fiscal 1995, income from operations for fiscal 1996 would have increased to $7.5 million (13.7% of net sales) from $5.4 million (13.2% of net sales) in fiscal 1995.

          Interest Expense, Net. Interest expense decreased 38.2% to $1.3 million for fiscal 1996 from $2.1 million for fiscal 1995. This decrease resulted from lower average debt outstanding, lower noncash amortization of debt issuance costs and higher interest income for fiscal 1996 as compared to the average debt outstanding, noncash amortization of debt issuance costs and interest income for fiscal 1995.

          Income Taxes. Income tax expense for fiscal 1996 increased by $698,000 from fiscal 1995 primarily due to higher state and local income taxes and an increase in deferred tax expense attributable to accelerated depreciation for tax purposes. As of June 30, 1996, the Company's available NOLs were approximately $8.2 million and will expire in fiscal years 2006 through 2011.

          Extraordinary Item. The Company recorded a $135,000 extraordinary charge (net of applicable income taxes of $91,000) during fiscal 1996, representing costs associated with the early extinguishment of debt using a portion of the net proceeds from its initial public offering. In fiscal 1995, the Company recorded a $253,000 extraordinary charge (net of applicable income taxes of $168,000), which also represented costs associated with the early extinguishment of debt.


FISCAL 1995 COMPARED WITH FISCAL 1994

          Net Sales. Net sales increased 32.0% to $40.8 million for fiscal 1995 from $30.9 million for fiscal 1994. This increase consisted of a $5.2 million increase in lamp sales, a $2.6 million increase in lamp component sales and a $2.0 million increase in lamp production equipment sales. Lamp sales increased primarily as a result of new product introductions and higher unit volumes. Unit lamp sales increased even though the lamp manufacturing operations experienced capacity constraints during the first half of fiscal 1995. The addition of a second shift in January 1995 doubled annual production capacity from 700,000 lamps to 1.4 million lamps. Lamp component sales increased primarily as a result of higher unit volumes driven by substantial growth in global metal halide lamp sales. Lamp production equipment sales increased as a result of the shipment of a complete equipment group to a lamp manufacturer in the People's Republic of China in April 1995.

          Cost of Goods Sold. Cost of goods sold increased 26.6% to $21.9 million for fiscal 1995 from $17.3 million for fiscal 1994. Cost of goods sold as a percentage of net sales decreased to 53.7% in fiscal 1995 from 55.8% in fiscal 1994. This decrease was due primarily to increased sales of higher margin lamp components and lamp production equipment, which increased to 23.8% and 7.4%, respectively, of fiscal 1995 net sales from 23.0% and 3.2%, respectively, of fiscal 1994 net sales. In addition, the Company experienced higher margins on lamp component sales during fiscal 1995.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 40.5% to $11.8 million for fiscal 1995 from $8.4 million for fiscal 1994. Selling, general and administrative expenses as a percentage of net sales increased to 29.1% in fiscal 1995 from 27.2% in fiscal 1994. This increase was due primarily to: (i) a greater percentage of international lamp sales on which the Company pays higher commission rates; (ii) increased spending on employee incentive programs; and (iii) non-recurring organizational expenses associated with the Combination, which amounted to approximately $176,000.

          Research and Development Expenses. Research and development expenses increased 70.0% to $1.7 million for fiscal 1995 from $1.0 million for fiscal 1994. Research and development expenses as a percentage of net sales increased to 4.1% in fiscal 1995 from 3.2% in fiscal 1994. This increase was due primarily to increased spending on new commercial and industrial lamp development and component quality improvement. As a result of the increase in research and development, the Company introduced more new products in fiscal 1995 than it had in any prior year. The Company introduced the Energy Master Plus(TM) product line in fiscal 1995 targeted at many large industrial and commercial applications currently served by first generation metal halide lamps.

          Reorganizing and Restructuring Expenses (Credit). The Company recorded a $121,000 restructuring credit in fiscal 1995 compared to an $852,000 restructuring charge in fiscal 1994. The fiscal 1995 credit resulted from a revision in the Company's plan of disposition for exiting its nonlamp component product line.

          Income from Operations. As a result of the above factors, income from operations increased 61.8% to $5.5 million for fiscal 1995 from $3.4 million for fiscal 1994. Income from operations as a percentage of net sales increased to 13.4% in fiscal 1995 from 11.0% in fiscal 1994. Excluding the effects of the restructuring credit for fiscal 1995 and the restructuring charge for fiscal 1994, income from operations increased 25.6% to $5.4 million (13.2% of net sales) for fiscal 1995 from $4.3 million (13.9% of net sales) for fiscal 1994.

          Income Taxes. Income taxes increased to $212,000 for fiscal 1995 from $71,000 for fiscal 1994. The difference between the effective tax rate and the statutory tax rate is primarily attributable to the reversal of valuation allowances due to utilization of NOLs. As of June 30, 1995, the Company had NOLs of approximately $11.0 million available to offset future taxable income, which expire in fiscal 2006 through fiscal 2011.

          Extraordinary Charge. The Company recorded a $253,000 extraordinary charge in fiscal 1995 representing costs associated with the early extinguishment of debt. Such debt was extinguished in October 1994 and refinanced at a lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal financial requirements are for manufacturing equipment, research and development efforts, investments in joint ventures and working capital. These requirements have been, and will continue to be, financed through a combination of cash flow from operations, borrowings under various credit facilities and remaining proceeds from the July 1996 issuance of Common Stock.

          In December 1995, the Company received net proceeds of $24.0 million from an initial public offering of 2,900,000 shares of its Common Stock. Also, in July 1996, the Company received an additional $30.0 million from the second public issuance of 2,452,050 shares of its Common Stock. The proceeds from these two stock offerings were used primarily to: (i) pay off substantially all of the outstanding borrowings as of the offering dates, which aggregated $26.6 million; (ii) redeem outstanding stock warrants of two Predecessors in the aggregate amount of $6.2 million and
(iii) reduce trade credit extended beyond normal terms which aggregated approximately $3.0 million.

          Subsequent to the initial public offering the Company made three acquisitions for a combined cash consideration of approximately $3.4 million and invested $300,000 in a joint venture.

          Net cash provided by operating activities in fiscal 1996 totaled $1.3 million. Uses of operating cash flow were primarily for: (i) an increase in inventories in support of higher lamp service levels and (ii) increased accounts receivable arising from increased sales. Operating cash flow was provided principally by increases in accounts payable and net income.

          The Company's working capital at June 30, 1996 was $17.3 million.

          Capital expenditures totaled $5.0 million for fiscal 1996, primarily for the acquisition of production equipment. In addition, during fiscal 1997 the Company plans to add lamp manufacturing equipment requiring expenditures of approximately $8 million.

          On March 25, 1996, the Company entered into a Revolving Credit and Security Agreement with BNY Financial Corporation (the "Loan Agreement"). Pursuant to the Loan Agreement, BNY Financial Corporation ("BNY") has agreed to extend working capital advances to the Company in aggregate amounts equal to the lesser of: (i) $25.0 million less the current outstanding amount of advances under the Capex Facility (defined below) (the "Maximum Revolving Loan Amount") or (ii) an amount based on eligible receivables and inventory (the "Working Capital Facility"). At June 30, 1996, working capital advances outstanding were $9.8 million and additional available capacity under the Working Capital Facility was approximately $1.1 million. Subsequent to the July 1996 offering, the outstanding balance was reduced to $1.2 million. The unpaid principal balance of the Working Capital Facility (together with accrued interest thereon) is payable on March 24, 1999. Advances under the Working Capital Facility bear interest at the option of the Company at a rate per annum equal to: (i) the higher of (a) the prime rate minus 0.5% or (b) the Federal Funds Rate; or (ii) the average LIBOR plus 2.5%.

          The Company is able to obtain advances aggregating up to $5.0 million to permit the Company to finance permitted capital expenditures (the "Capex Facility"), which bear interest at a rate per annum equal to the higher of (a) the prime rate plus 0.5% or (b) the Federal Funds Rate plus 1.0%. The unpaid principal balance of the Capex Facility (together with accrued interest thereon) is payable on March 24, 1999. BNY has also agreed to issue letters of credit in an aggregate amount of up to $5.0 million, at anytime, provided the outstanding letters of credit and working capital advances do not exceed the Maximum Revolving Loan Amount.

          In summary, the Company believes that the cash flow from operations and available borrowings will be sufficient to fund its operations for at least the next 12 months.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In March 1995, Statement of Financial Accounting Standards (FAS)
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued. FAS No. 121 requires long-lived assets to be reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. The Company must adopt FAS No. 121 in the first quarter of fiscal 1997 and, although the Company has not completed the analysis necessary to assess the impact of adoption, it believes the effect of adoption will not be significant.

IMPACT OF INFLATION

          Although inflation has slowed in recent years, it is still a factor in our economy. However, management does not believe that inflation has or will have a significant impact on its operations. Although, the Company has not raised prices significantly in recent years, it has been able to lower overall costs sufficiently to offset inflation. The Company expects this trend to continue for the foreseeable future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                            YEAR ENDED JUNE 30, 1996

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 TWINSBURG, OHIO

                   LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULES


Form 10-K--Item 14(a)(1) AND (2), (c) and (d)
ADVANCED LIGHTING TECHNOLOGIES, INC.

The following consolidated financial statements of Advanced Lighting Technologies, Inc. are included in Item 8:

    Audited Consolidated Financial Statements:
                                                                                                 Page
     Report of Ernst & Young LLP, Independent Auditors                                            F-2
     Consolidated Balance Sheets as of June 30, 1996 and 1995                                     F-3
     Consolidated Statements of Income for the Years Ended June 30, 1996, 1995 and 1994           F-4
     Statements of Consolidated Shareholders' Equity for the Years Ended June 30, 1996,
          1995 and 1994                                                                           F-5
      Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995
          and 1994                                                                                F-6
      Notes to Consolidated Financial Statements                                                  F-8

    Financial Statement Schedules:

      None

      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Advanced Lighting Technologies, Inc.

We have audited the consolidated balance sheets of Advanced Lighting Technologies, Inc. as of June 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Lighting Technologies, Inc. as of June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


                                                           Ernst & Young LLP


Cleveland, Ohio
September 26, 1996

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              JUNE 30
                                                                        1996            1995
                                                                      --------         -------
ASSETS
Current assets:
  Cash and cash equivalents                                           $  1,682         $ 1,030
  Trade receivables, less allowances of $287 and $243                   13,736           7,417
  Receivables from related parties                                          98             129
  Inventories:
    Finished goods                                                      10,344           3,560
    Raw materials and work-in-progress                                   2,363           1,496
                                                                      --------         -------
                                                                        12,707           5,056
  Prepaid expenses                                                         526             448
  Deferred taxes                                                         3,517             560
                                                                      --------         -------
Total current assets                                                    32,266          14,640
Fixed assets:
  Land and buildings                                                     2,304           1,849
  Machinery and equipment                                               17,298          13,673
  Furniture and fixtures                                                 2,994           1,687
                                                                      --------         -------
                                                                        22,596          17,209
  Less accumulated depreciation                                          6,359           5,199
                                                                      --------         -------
                                                                        16,237          12,010
Deferred taxes                                                             231           1,354
Receivables from related parties                                           913             304
Other assets                                                             3,085           1,094
Excess of cost over net assets of businesses acquired, net               3,565              --
                                                                      --------         -------
                                                                      $ 56,297         $29,402
                                                                      ========         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                     $    790         $ 2,041
  Accounts payable                                                       8,790           6,574
  Payables to related parties                                              434             172
  Employee-related liabilities                                           1,859           1,651
  Accrued income and other taxes                                           263             714
  Other accrued expenses                                                 2,607           1,758
  Current portion of long-term debt                                        182           2,600
                                                                      --------         -------
  Total current liabilities                                             14,925          15,510

Long-term debt                                                          11,034           8,853
Other liabilities                                                          161             171
Deferred taxes                                                           3,583           1,054
Redeemable warrants                                                         --           4,849

Shareholders' Equity:
  Preferred stock                                                           --              50
  Common stock                                                              11             360
  Additional paid-in-capital                                            26,755              --
  Retained earnings (deficit)                                             (172)         (1,445)
                                                                      --------         -------
                                                                        26,594          (1,035)
                                                                      --------         -------
                                                                      $ 56,297         $29,402
                                                                      ========         =======

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                           For the Years Ended June 30
                    (In thousands, except per share amounts)

                                                                     1996           1995             1994
                                                                    -------        -------          -------

Net sales                                                           $54,636        $40,767         $ 30,938
Costs and expenses:
  Cost of sales                                                      29,254         21,899           17,253
  Selling, general and administrative                                14,907         11,833            8,400
  Research and development                                            3,000          1,673            1,006
  Noncash settlement of claim                                         2,732             --               --
  Restructuring                                                          --           (121)             852
                                                                    -------        -------          -------
Income from operations                                                4,743          5,483            3,427
Interest expense, net                                                 1,316          2,129            2,150
                                                                    -------        -------          -------
Income before income taxes and extraordinary items                    3,427          3,354            1,277
Income taxes                                                            910            212               71
                                                                    -------        -------          -------
Income before extraordinary items                                     2,517          3,142            1,206
Extraordinary charge (net of applicable income
  taxes of $91 in 1996 and $168 in 1995)                                135            253               --
                                                                    -------        -------          -------
Net income                                                          $ 2,382        $ 2,889         $  1,206
                                                                    =======        =======          =======
Earnings per share:
  Before extraordinary items                                        $   .12        $   .10          $   .13
  Extraordinary items                                                  (.01)          (.03)              --
                                                                    -------        -------          -------
  Net income                                                        $   .11        $   .07          $   .13
                                                                    =======        =======          =======
  Shares used for computing per share amounts                         9,479          7,818            7,818
                                                                    =======        =======          =======


See notes to the consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
               For the Years Ended June 30, 1996, 1995 and 1994
                                 (In thousands)

                                                                                        ADDITIONAL                    SHARE-
                                                          PREFERRED       COMMON          PAID-IN     RETAINED       HOLDERS'
                                                            STOCK          STOCK          CAPITAL     EARNINGS        EQUITY
                                                            -----          -----          -------     --------        ------
Balance at July 1, 1993                                    $ 2,125        $   254        $     --     $ (2,699)      $  (320)
Net income - Year ended June 30, 1994                           --             --              --        1,206         1,206
Capitalization of a subsidiary                                  50            105              --           --           155
Redemption of warrants                                          --             --              --         (340)         (340)
Change in value of warrants                                     --             --              --          464           464
                                                           -------        -------        --------     --------       -------

Balance at June 30, 1994                                     2,175            359              --       (1,369)        1,165
Net income - Year ended June 30, 1995                           --             --              --        2,889         2,889
Redemption of preferred stock                               (2,125)            --              --         (663)       (2,788)
Change in value of warrants                                     --             --              --       (2,302)       (2,302)
Capitalization of a subsidiary                                  --              1              --           --             1
                                                           -------        -------        --------     --------       -------

Balance at June 30, 1995                                        50            360              --       (1,445)       (1,035)
Net income - Year ended June 30, 1996                           --             --              --        2,382         2,382
  Activities prior to initial public offering of stock:
     Purchases of common stock                                  --            147              --           --           147
     Redemption of preferred and common
       stock                                                   (50)          (252)             --       (1,109)       (1,411)
     Stock options exercised                                    --             10              --           --            10
     Exchange of subsidiary companies'
        stock for parent company stock                          --           (259)            259           --            --
     Noncash settlement of claim                                --             --           2,732           --         2,732
  Activities subsequent to initial public offering of stock:
     Proceeds from initial public offering,
       net of commissions and costs                             --              3          23,927           --        23,930
     Issuance of common stock in exchange for
       warrants and other consideration                         --              1          (1,350)          --        (1,349)
     Exchange of subsidiary company stock
        for parent company stock                                --             --             313           --           313
     Issuance of shares in connection with
        purchase of business                                    --              1             874           --           875
                                                           -------        -------        --------     --------       -------
Balance at June 30, 1996                                   $    --        $    11        $ 26,755     $   (172)      $26,594
                                                           =======        =======        ========     ========       =======

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Years Ended June 30
                                 (In thousands)

                                                                                        1996              1995              1994
                                                                                        ----              ----              ----
OPERATING ACTIVITIES

Net income                                                                            $  2,382         $  2,889         $  1,206
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                                          1,638            1,399            1,467
  Provision for doubtful accounts                                                           43               32               70
  Noncash settlement of claim                                                            2,732               --               --
  Restructuring                                                                             --              286              852
  Deferred income taxes                                                                    695             (959)             (19)
  Extraordinary charge                                                                     135              253               --
  Changes in operating assets and liabilities (excluding
    the effects of purchases of businesses):
    Change in receivables                                                               (4,057)          (2,338)          (2,289)
    Change in inventories                                                               (4,128)            (986)             794
    Change in prepaids and other assets                                                 (3,032)            (412)            (425)
    Changes in accounts payable and accrued expenses                                     4,930            4,369             (228)
    Changes in other liabilities                                                           (12)             (69)             (25)
                                                                                      ---------        --------         --------
Net cash provided by operating activities                                                 1,326            4,464            1,403

INVESTING ACTIVITIES

Purchases of fixed assets                                                               (5,050)          (1,530)          (1,043)
Purchase of businesses                                                                  (3,075)              --               --
                                                                                      ---------     -----------      -----------
Net cash used in investing activities                                                   (8,125)          (1,530)          (1,043)

FINANCING ACTIVITIES

Proceeds from revolving facility                                                        10,580           24,630           19,904
Payments on revolving facility                                                          (8,192)         (24,088)         (18,569)
Proceeds from long-term debt                                                            22,362            1,726              191
Payments on long-term debt and capital leases                                          (19,453)          (4,776)          (2,152)
Issuance of common stock                                                                   157               --              155
Borrowings for preferred stock redemption and dividends                                     --            2,788               --
Redemption of preferred stock and dividends                                             (1,100)          (2,788)              --
Redemption of common stock                                                                (311)              --               --
Other                                                                                       --             (59)            (321)
Net proceeds from initial public offering                                               23,930               --               --
Use of proceeds:
  Repayment of long-term debt                                                           (3,350)              --               --
  Repayment of revolving credit facility                                                (4,429)              --               --
  Redemption of warrants                                                                (6,199)              --               --
  Payment of trade payables                                                             (4,447)              --               --
  Payment of note                                                                       (1,541)              --               --
  Other                                                                                   (556)              --               --
                                                                                        -------      ----------       ----------
  Net cash provided by (used in) financing activities                                    7,451           (2,567)            (792)
                                                                                        -------      ----------       ----------

Change in cash and cash equivalents                                                        652              367             (432)
Cash and cash equivalents at beginning of year                                           1,030              663            1,095
                                                                                    ----------           ------           ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $  1,682         $  1,030        $     663
                                                                                      ========         ========        =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                                         $  1,112         $  1,688         $  1,362
Income taxes paid                                                                          375              280              117

Noncash transactions:
  Equipment acquired by capital leases                                                     149              145               79
  Stock issued for purchase of businesses                                                1,188               --               --

Detail of acquisitions:
  Assets acquired                                                                        9,904               --               --
  Liabilities assumed                                                                    5,546               --               --
  Stock issued                                                                           1,188               --               --
                                                                                     ---------         --------         --------
  Cash paid                                                                              3,170               --               --
    less cash acquired                                                                      95               --               --
                                                                                     ---------         --------         --------
  Net cash paid for acquisitions                                                     $   3,075               --               --
                                                                                     =========         ========         ========

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Year Ended June 30, 1996
                 (Dollars in thousands except per share amounts)

A.  ORGANIZATION AND PRESENTATION

Advanced Lighting Technologies, Inc. (the "Company") is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, including lamps (light bulbs), lamp components and lamp production equipment.

The Company was formed as an Ohio corporation on May 19, 1995 for the purpose of acquiring ownership, primarily by merger (the "Combination"), of 17 affiliated operating corporations that were previously under common ownership and management (the "Predecessors"), each one of which is engaged in an aspect of the metal halide lighting business. More specifically, the Combination was principally effected through a series of nonmonetary mergers or stock exchanges in which the shareholders of the former companies received shares of the Company, except that certain former employees received, in the aggregate, an insignificant amount of cash for their shares.

The Combination has been accounted for as a reorganization of entities under common control. Historical financial statements of each of the Predecessors for periods prior to the Combination have been combined. Certain adjustments have been recorded primarily to eliminate intercompany transactions that would have been required had the Company been a consolidated entity during such periods.

The Company operates in a single industry, on a global basis: the design, manufacture and sale of metal halide lighting products including lamps, components and production equipment. Substantially all of the Company's products are manufactured in the United States. Export sales, which did not exceed 10% of consolidated sales in any individual country, amounted to $16,349, $12,129 and $6,442 in fiscal 1996, 1995 and 1994, respectively. Approximately $5,689 of net sales in 1996 were made to one customer.

Reference to the Company, in the following notes to consolidated financial statements, refers to one or more of the Predecessors.

B.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions and related revenues and expenses.

CASH EQUIVALENTS

         The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE

         Trade accounts receivable are principally from major manufacturers and distributors in the lighting industry. Generally, collateral or other security is not required.

INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. The cost of self-constructed assets include related materials, labor, overhead and interest. Repair and maintenance costs are expensed as incurred.

In March 1995, Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued. FAS No. 121 requires long-lived assets to be reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. The Company must adopt FAS No. 121 in the first quarter of 1997 and, although the Company has not completed the analysis necessary to assess the impact of adoption, it believes the effect of adoption will not be significant.

DEPRECIATION AND AMORTIZATION

         Depreciation of property, plant and equipment is provided to amortize the assets' costs over their estimated useful lives and is computed by the straight-line method for financial reporting purposes.

         The weighted average useful lives for each major category of fixed assets follow:

                  Buildings                             30 years
                  Machinery and equipment               17 years
                  Furniture and fixtures                 8 years

         The excess of cost over net assets of businesses acquired is amortized over 20 to 25 years. Accumulated amortization was $24 at June 30, 1996.

REVENUE RECOGNITION

         Lamp and lamp component revenue is recognized when products are shipped and lamp production equipment revenue is recognized using the percentage of completion method.

ESTIMATES

         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from these estimates.

FOREIGN CURRENCY TRANSLATION

         The functional currency of consolidated subsidiaries outside the United States is the local currency. Financial statements for the subsidiaries are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments were not significant in all years presented.

FINANCIAL STATEMENT PRESENTATION CHANGES

         Certain amounts for prior years have been reclassified to conform to the current year presentation.


C.  ACQUISITIONS

During 1996, the Company completed four business combinations, all of which were accounted for by the purchase method and, accordingly, results of operations for the acquired businesses have been included in the consolidated statement of income from their respective dates of acquisition. Proforma financial information is not presented because the impact is not significant to the results of operations.

On July 1, 1995, and February 9, 1996, the Company acquired all of the outstanding common stock of Venture Lighting-UK ("VLI-UK"), for 50,000 shares (valued at $313) of the Company's common stock. VLI-UK was the exclusive distributor of the Company's products in the United Kingdom. The purchase resulted in an excess of cost over net assets acquired of $363, which is being amortized over 20 years.

On February 5, 1996, the Company acquired the net assets of Current Industries, Inc. ("Current") of Oceanside, New York for $1,689. Current designs, manufacturers and markets specialized electrical and electromagnetic lighting control systems used in metal halide and other high intensity discharge lighting systems. The purchase resulted in an excess of cost over net assets acquired of $1,456, which is being amortized over 25 years.

On March 25, 1996, the Company acquired the net assets of Spectro Electric, Inc., ("Spectro") for $1,636 and 34,783 shares (valued at $500) of the Company's common stock. Spectro (renamed Advanced Lighting Technologies, Canada, Inc.) distributes the Company's products in the Canadian market and has facilities in Toronto, Vancouver, Calgary and Montreal. The purchase resulted in an excess of cost over net assets acquired of $72, which is being amortized over 20 years.

On June 28, 1996, the Company acquired the net assets of Venture Lighting Australia Pty Ltd ("VLA"), a leading lamp marketing organization in Australia, for $100 and 76,923 shares (valued at $875) of the Company's common stock. VLA has been the exclusive agent for the Company's products in Australia since 1987. The purchase resulted in an excess of cost over net assets acquired of $1,698, which is being amortized over 20 years.

D.  FINANCING ARRANGEMENTS

Short-term debt consisted of the following:

                                                                                                                JUNE 30
                                                                                                          1996              1995

Multioption credit facility                                                                                $790
Revolving credit facility                                                                                    --           $1,867
Other                                                                                                        --              174
                                                                                                           ----          -------
                                                                                                           $790           $2,041
                                                                                                           ====           ======

         In June 1996, the Company entered into a Multioption Credit Facility with a foreign bank that provides a line of short-term credit. Such facility provides an aggregate line of credit of $1,200 and is collateralized with certain operating assets that totaled $1,982 at June 30, 1996, and a $750 standby letter of credit. Amounts borrowed and related interest are payable quarterly.

The weighted average interest rate on short-term borrowings was 7.89% and 10.00% at June 30, 1996 and 1995.

Long-term debt consisted of the following:

                                                                                                                JUNE 30
                                                                                                        1996             1995
                                                                                                        ----             ----

Revolving credit and security agreement                                                                  $9,924               --
7.5% mortgage note payable in monthly principal installments of $5,
  plus accrued interest through October 1, 2008                                                             819             $886
7.5% mortgage note payable in monthly principal installments of $2,
  plus accrued interest through August 1, 2010                                                              166               --
Senior note payable                                                                                          --            6,254
Term notes payable                                                                                           --            3,678
Other                                                                                                       307              635
                                                                                                      ---------          -------
                                                                                                         11,216           11,453
                               Less current portion                                                         182            2,600
                                                                                                      ---------          -------
                                                                                                       $ 11,034          $ 8,853
                                                                                                       ========          =======

         In March 1996, the Company entered into a three-year domestic Revolving Credit and Security Agreement (the "Loan Agreement") with a bank. The Loan Agreement permits working capital advances to the Company in aggregate amounts equal to the lesser of: (i) $25.0 million less the current outstanding amount of the advances under the Capex Facility (defined below) (the "Maximum Revolving Loan Amount") or (ii) an amount based on eligible receivables and inventory (the "Working Capital Facility"). The unpaid principal balance of the working capital facility (together with accrued interest thereon) is payable on March 24, 1999. Advances under the Working Capital Facility bear interest at the option of the Company at a rate per annum (the "Working Capital Interest Rate") equal to: (i) the higher of (a) the prime rate minus 0.5% or (b) the Federal Funds Rate; or
(ii) the average LIBOR plus 2.5%. Under the terms of the Loan Agreement, the bank may make advances in excess of the applicable percentages of eligible receivables and inventory, provided that, if such excess amounts remain outstanding for five or more days in any calendar month, all outstanding advances bear interest at the Working Capital Interest Rate plus 0.5% for such month. At June 30, 1996, the interest rate was 7.75%.

         The Company is able to obtain advances under the Loan Agreement up to $5.0 million to permit the Company to finance permitted capital expenditures (Capex Facility), which bear interest at a rate per annum equal to the higher of
(a) the prime rate plus 0.5% or (b) the Federal Funds Rate plus 1.0%. The unpaid principal balance of the Capex Facility (together with accrued interest thereon) is payable on March 24, 1999. The bank has also agreed to issue letters of credit in an amount of up to $5.0 million, at anytime, provided the outstanding letters of credit and working capital advances do not exceed the Maximum Revolving Loan Amount. At June 30, 1996 no amounts were outstanding under the Capex Facility.

         In July 1996, a foreign subsidiary of the Company entered into a similar Revolving Credit and Security Agreement with a foreign affiliate of the bank (the "Foreign Loan Agreement"). Pursuant to the Foreign Loan Agreement, the bank has agreed to extend working capital advances in the aggregate amount equal to the lesser of (i) the United States dollar equivalent of approximately $2,196 in the local currency or (ii) an amount based on eligible receivables and inventory. All amounts advanced under the Foreign Loan Agreement reduce, by the United States dollar value of outstanding amounts, the Maximum Revolving Loan Amount available to the Company under the Loan Agreement. The unpaid principal balance of the Foreign Loan Agreement (together with accrued interest thereon) is payable in March 1999. Advances under the Foreign Loan Agreement bear interest at the rate per annum set at a formula intended to approximate that of the Loan Agreement.

         In July 1996, the Company repaid $8,774 of amounts outstanding at June 30, 1996 under the Loan Agreement with a portion of the proceeds of a common stock offering completed in July 1996.

         The provisions of the Loan Agreement contain certain restrictive covenants concerning the incurrence of indebtedness and liens, capital expenditures, investments, guarantees of indebtedness of others, providing loans to others, the sale of assets, and the payment of dividends. In addition, the Company must maintain certain working capital, leverage, cash flow, debt, and tangible net worth ratios.

The 7.5% mortgage note payable in 2008 is secured by land and a building (approximately $1,670 net carrying value at June 30, 1996).

The 7.5% mortgage note payable in 2010 is secured by land purchased for future development (approximately $215 net carrying value at June 30, 1996).

All items of debt outstanding at June 30, 1995, showing no balance at June 30, 1996, were fully-paid during the second and third quarters of 1996, primarily with proceeds from the initial public offering. During 1996, the Company recorded an extraordinary loss of $135 (net of applicable income taxes of $91) for the write-off of deferred financing costs related to the early extinguishment of debt.

In October 1994, the Company refinanced certain of its borrowings resulting in an extraordinary loss on the early extinguishment of debt of $253 (net of applicable income taxes of $168).

The fair value of debt, based on market rates, approximates carrying value. Debt issuance costs, classified with other assets, are being amortized over the terms of the related debt.

The Company incurred interest expense of $1,467, $2,163 and $2,177 during fiscal 1996, 1995 and 1994, respectively.

E.  SHAREHOLDERS' EQUITY

Shareholders' Equity

On December 12, 1995, the Company completed an initial public offering and issued 2,900,000 shares. Prior to the initial public offering, shares of the Predecessors were exchanged for 7,281,849 shares of common stock of the Company; and 535,887 shares were issued to a warrant holder in exchange for the warrants. During fiscal 1996, the Company issued 126,923 shares of common stock in connection with certain acquisitions and, at June 30, 1996, 34,783 shares of Common Stock were issuable in connection with an acquisition. At June 30, 1996, there were 22,000,000 shares of common stock authorized and 10,844,659 shares issued and outstanding. The common stock authorized, issued and outstanding as of June 30, 1995 represents the aggregate of the Predecessors' common stocks. The shares authorized, issued and outstanding of the individual issues of common stock of the Predecessors are not presented as the information is not meaningful.

On July 16, 1996, the Company issued 2,452,000 shares of its common stock in a public offering at $13.50 a share. Net proceeds, after the underwriters' discount and other costs associated with the offering, amounted to approximately $30,000, of which $9,200 was used to pay-down a portion of bank debt outstanding as of July 16, 1996.

At June 30, 1995, the Company had 892,500 preferred shares outstanding (without par value). In August 1995, the Company redeemed such preferred shares for $1,012,500.

Employee Stock Options

The Company's 1995 Incentive Award Plan provides for granting of "A" and "B" incentive options to purchase common stock of the Company. The "A" options become exercisable over one-to-five years from the date of grant depending on the Company's operating performance. The "B" options become exercisable at the rate of 25% after one year, 35% after two years, and 40% after three years. All "A" and "B" options have been granted at market value on the date of grant. At June 30, 1996, the Company had 1,000,000 shares reserved for future issuance upon exercise of stock options granted under the Incentive Award Plan.

Stock option activity under the 1995 Incentive Award Plan was as follows:

                                                            Number of                  Option Price
                                                              Shares                     per Share
                                                   ---------------------        ---------------------
          Outstanding at July 1, 1995                               0

          Granted                                             814,350                  $10 to $17

          Canceled                                            (22,500)                     $10
                                                   ---------------------
          Outstanding at June 30, 1996                        791,850                  $10 to $17
                                                   =====================



At June 30, 1996, no options were exercisable.

F.  REDEEMABLE STOCK PURCHASE WARRANTS

Warrants issued in connection with a financing entered into during 1994 were valued at $1,300 on date of issuance based on an independent appraisal.
In December 1995, the warrant holder exchanged the warrants for $3,000 plus 5.0% of the Company's common stock.

Warrants issued in connection with a financing entered into during 1990 were redeemed by the Company for $3,199 in March 1996.

G.  INCOME TAXES

The provision for income taxes is computed using the liability method and is based on applicable federal and state statutory rates adjusted for permanent differences between financial and taxable income.

Income taxes have been provided as follows:

                                                 1996          1995            1994
                                                 ----          ----            ----
Federal:
  Current                                       $(138)         $ 776           $ 253
  Deferred                                        485           (538)           (188)
                                                -----          -----           -----
State and Local:
  Current                                         281            160              50
  Deferred                                        167           (186)            (44)
                                                -----         ------            ----
Foreign:
  Current                                          72              0               0
  Deferred                                         43              0               0
                                                   --            ---              --
                                                 $910           $212             $71
                                                 ====           ====             ===

The income tax provision for periods prior to the Combination has been calculated as if the Company filed a consolidated tax return.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's net deferred tax assets and liabilities at June 30, 1996 and 1995 are as follows:

                                                                1996            1995
                                                               -------         -------
Deferred tax liabilities:
  Tax over book depreciation                                    $3,380          $1,016
  Other                                                            203              38
                                                               -------         -------
Total deferred tax liabilities                                   3,583           1,054
Deferred tax assets:
  Net operating loss carryforwards                               2,882           4,100
  AMT carryforward                                                 208              43
  Tax under book accrued expenses                                  630              39
  Other                                                            304             604
                                                               -------         -------
                                                                 4,024           4,786
Valuation allowance                                               (276)         (2,872)
                                                               -------         -------
Total deferred tax assets                                        3,748           1,914
                                                               -------         -------
Net deferred tax assets                                        $   165         $   860
                                                               =======         =======


The statutory federal income tax rate and the effective income tax rate are reconciled as follows:


                                                          1996            1995            1994
                                                          ----            ----            ----

Statutory rate                                             35.0%           35.0%           35.0%
State and local income taxes net of federal benefit         9.2             1.0             5.0
Net operating loss carryforwards                          (56.4)          (31.0)          (15.0)
Nondeductible settlement of a claim                        30.9             0.0             0.0
Other                                                       7.8             2.0             5.0
                                                          -----           -----           -----
Effective tax rate                                         26.5%            7.0%           30.0%
                                                          =====            ====          ======


Income taxes paid (net of refunds) were $375 in 1996; $280 in 1995 and $117 in 1994.

As of June 30, 1996, the Company had United States net operating loss carryforwards for tax purposes of approximately $8,200 available to offset future taxable income. These carryforwards expire in the years 2006 through 2011.

H.  EMPLOYEE BENEFITS

The Company has two elective savings and retirement plans covering substantially all full-time employees at two of its subsidiaries. The Plans are funded by participants' contributions with a portion matched by the Company if certain criteria are met. Administrative expenses of the plan are paid by the Company. Total expenses recognized for the plans were $234 in 1996 and 1995 and $163 in 1994.

The Company also has two profit-sharing retirement plans covering substantially all salaried employees at two of its subsidiaries. The plans are funded through participant contributions, which are matched by Company contributions up to 2%. Company contributions were $16 in 1996 and 1995, and $11 in 1994.

I.  NONCASH SETTLEMENT OF CLAIM

On October 27, 1995, several former preferred shareholders of the Company's lamp manufacturing subsidiary, whose shares were redeemed in August 1995 (prior to the Combination), asserted a claim against certain officers of the Company. On November 15, 1995, such officers entered into a settlement agreement with the former preferred shareholders, whereby such officers and certain other shareholders transferred, from their personal holdings, an aggregate of 273,185 shares of the Company's common stock to the former preferred shareholders.
Since the settlement resulted in a transfer of personal shares held by such officers, there was no dilution of the ownership interest of shareholders of the Company. The settlement was recorded as a noncash expense and paid-in-capital of the Company.

J. RESTRUCTURING CHARGES

In June 1994, one of the Company's subsidiaries recorded a provision of $852 for the costs, principally inventory and equipment write-downs, to exit its nonlamp product line. During 1995, the disposition plan was revised resulting in a reduction of $121 in the estimated costs to exit the nonlamp product line. During 1996, the assets of the nonlamp product line (principally inventory and equipment) were sold to an affiliate of the Company for an amount equal to the carrying value of such assets as of June 30, 1995. As of June 30, 1996, the Company has an 8.5% note from the affiliate for $220 related to the sale of the assets of the nonlamp product line which is classified as a receivable from related parties.

K.  NET INCOME PER SHARE

Net income per share is computed as follows:


                                                                                        1996             1995              1994
                                                                                      --------          -------           ------
Income :
  Income before extraordinary items                                                    $ 2,517          $ 3,142           $1,206
  Less:  Preferred stock dividends(1)                                                       --               58              170
         Increase in warrants' value(2)                                                  1,350            2,302               --
                                                                                      --------          -------           ------
  Income before extraordinary items attributable to
    common shareholders                                                                $ 1,167          $   782           $1,036
                                                                                       =======          =======           ======

  Net income                                                                           $ 2,382          $ 2,889           $1,206
  Less:  Preferred stock dividends(1)                                                       --               58              170
         Increase in warrants' value(2)                                                  1,350            2,302               --
                                                                                      --------          -------           ------
  Net income attributable to common shareholders                                       $ 1,032          $   529           $1,036
                                                                                       =======          =======           ======
Income (loss) per share:
  Income before extraordinary items                                                    $   .12          $   .10           $  .13
  Extraordinary charges                                                                   (.01)            (.03)              --
                                                                                      --------          -------           ------
  Net income                                                                           $   .11          $   .07           $  .13
                                                                                       =======          =======           ======

Weighted average shares used (in thousands)                                              9,479            7,818            7,818
                                                                                       =======          =======           ======
Weighted average shares were computed as follows:

   Shares deemed outstanding at beginning of period                                      7,282            7,282            7,282

   Weighted average shares issued pursuant to initial
       public offering                                                                   1,601                -                -

   Weighted average shares issued upon
       warrant conversion                                                                  296                -                -

   Weighted average common share equivalents                                               272              536              536

   Weighted average shares issued during the period                                         20                -                -

   Weighted average shares issuable                                                          8                -                -
                                                                                       -------          -------           ------
                                                                                         9,479            7,818            7,818
                                                                                       =======          =======           ======

(1) The preferred stock dividends represent cumulative dividends in arrears. No dividends were declared on the preferred stock in any of the years presented. The cumulative dividends in arrears were paid to the preferred shareholders when the related preferred shares were redeemed in October 1994.

(2) There was no accretion in the value of the warrants in 1994. The warrants were redeemed in 1996.


L.  RELATED PARTY TRANSACTIONS

Prior to the initial public offering, management fees paid by the Company to an affiliate were $764 in 1996, $831 in 1995 and $173 in 1994.

During January 1996, the Company entered into a six-year Aircraft Operating Agreement ("Agreement") with an unrelated company to charter an airplane for service into locations which are not adequately served by commercial carriers. The unrelated company leases the airplane from an affiliate of the Company owned by certain officers of the Company. These officers have guaranteed the repayment of $1.7 million of indebtedness incurred by the affiliate to purchase the airplane. The Company's minimum annual commitments under the Agreement are $261. Fees paid by the Company under this agreement were $244 in 1996.

During 1996, 1995 and 1994, the Company paid a director of the Company $100 per annum for consulting services.

The Company sold lamps and lamp components to an overseas company aggregating $2,363 in 1996 and $650 in 1995. A director of the Company is also an executive officer and director of the overseas company.

M.  COMMITMENTS

The Company leases buildings and certain equipment under noncancelable operating lease agreements. Total rent expense was $893 in 1996, $613 in 1995, and $580 in 1994. Future minimum lease commitments, as of June 30, 1996, were as follows:

Year:
          1997                                               $  1,049
          1998                                                  1,176
          1999                                                  1,159
          2000                                                  1,091
          2001                                                  1,060
            Thereafter                                          1,128
                                                              -------
                                   Minimum lease payments     $ 6,663
                                                              =======

Estimated costs to complete construction-in-progress, at June 30, 1996, were $605.



N. CONTINGENCY

          On March 1, 1996, a former common shareholder of a Predecessor asserted a claim in the United States District Court for the Northern District of Ohio against the Chief Executive Officer and a director of the Company, and the Chief Financial Officer and a director of the Company, and subsequently, a claim against the Company, alleging certain misrepresentations and/or omissions were made to the former common shareholder in connection with:
(i) the Company's purchase of his equity interest effected by a merger of a Predecessor into the Company, as to which the former common shareholder waived his statutory appraisal rights and (ii) the purchase by the Chief Executive Officer of the former common shareholder's beneficial interest in a trust controlled by the Chief Executive Officer. The former common shareholder alleges that the misrepresentations and/or omissions made by the Chief Financial Officer and others on behalf of the Chief Executive Officer and the Chief Financial Officer caused direct damages which exceed $900. The suit also claims punitive damages in an undetermined amount believed by the former common shareholder to exceed $2,700.

On August 23, 1996, another former common shareholder filed similar claims against the Chief Executive and Chief Financial Officers and the Company seeking direct damages of $400 and punitive damages of $1,200.

The Chief Executive and Chief Financial Officers have denied all of the above allegations and are vigorously defending the claims. Management of the Company does not believe the outcome of these claims will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

NOTE O.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

           The following is a summary of the quarterly results of operations for the years ended June 30, 1996 and 1995.

                                                                               THREE MONTHS ENDED
                                                         -----------------------------------------------------------------
                               1996                          JUN 30          MAR 31          DEC 31 (a)         SEP 30
                                                         ---------------  --------------   --------------   --------------
           Net sales                                         $  17,341       $  13,786       $  12,037        $   11,472
           Gross profit(c)                                       8,043           6,382           5,615             5,342
           Income (loss) from operations(c)                      2,110           1,911            (905)            1,627
           Income (loss) before extraordinary items              1,559           1,487          (1,453)              924
           Net income (loss)                                 $   1,559       $   1,455       $  (1,556)       $      924

           Income (loss) per share:
              Before extraordinary items                     $    0.14       $    0.14       $   (0.33)       $     0.12
              Extraordinary items                                    -               -           (0.01)                -
                                                             =========       =========       =========        ==========
           Net income (loss)                                 $    0.14       $    0.14       $   (0.34)       $     0.12
                                                             =========       =========       =========        ==========

           Average shares outstanding                           11,000          10,749           8,448             7,818

           Price Range of Common Stock (b)
              High                                           $  18.250       $  14.875       $  10.250         N/A
              Low                                            $  12.625       $   7.625       $  10.000         N/A


                                                                               THREE MONTHS ENDED
                                                         -----------------------------------------------------------------
                               1995                          JUN 30          MAR 31           DEC 31           SEP 30
                                                         ---------------  --------------   --------------   --------------
           Net sales                                         $  10,748       $  10,721       $   9,988        $    9,310
           Gross profit                                          5,129           4,948           4,481             4,310
           Income from operations                                  960           1,419           1,557             1,547
           Income before extraordinary items                     1,074             463             855               749
           Net income                                        $   1,074       $     463       $     602        $      749

           Income (loss) per share:
              Before extraordinary items                     $    0.06       $   (0.01)      $   (0.03)       $     0.02
              Extraordinary items                                  -                 -            0.03                 -
                                                             =========       =========       =========        ==========
           Net income (loss)                                 $    0.06       $   (0.01)      $       -        $     0.02
                                                             =========       =========       =========        ==========

           Average shares outstanding                            7,818           7,818           7,818             7,818

           Price Range of Common Stock (b)
              High                                            N/A             N/A              N/A              N/A
              Low                                             N/A             N/A              N/A              N/A


           (a) The three months ended December 31, 1995 includes a nondeductible noncash charge of $2,732 for the settlement of a claim

           (b) The Company completed its initial public offering on December 12, 1995.

           (c) Capitalization of overhead variances increased gross profit and income from operations for the three months ended June 30, 1996 by approximately $300.

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS

          None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE COMPANY

          The information required by Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 1996 Annual Shareholders Meeting ("Proxy Statement"), under the captions "Nominees," "Continuing Directors and Executive Officers," and "Compliance With Section 16(a) of the Securities Exchange Act of 1934." This Proxy Statement will be filed with the SEC prior to October 28, 1996.


ITEM 11.  EXECUTIVE COMPENSATION

          The information contained under the caption "COMPENSATION" in the Proxy Statement is included by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information contained under the caption "CERTAIN HOLDERS OF VOTING SECURITIES" in the Proxy Statement is included by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information contained under the caption "OTHER TRANSACTIONS WITH DIRECTORS AND OFFICERS" in the Proxy Statement is included by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)1) and (2). The financial statements responsive to this item are found beginning on page F-1 herein.

          (3)  Exhibits

                                                                                                 Sequential Page Number/
Exhibit No.                                          Title                                       Incorporated by Reference
- -----------                                                                                      -------------------------
To
   3.1                      Amended and Restated Articles of Incorporation                               *

   3.2                      Code of Regulations                                                          *

   9.1                      Form of Voting Trust Agreement dated as of October 10, 1995 by and among the Company, Wayne R. Hellman, Louis S. Fisi,
                            David L. Jennings, Robert S. Roller, Juris Sulcs, James F.
                            Sarver, Brian A. Hellman and Lisa Hellman, as amended
                            December 20, 1995.                                                           ****

   9.2                      Form of Irrevocable Proxy                                                    ****

  10.1                      Copy of the Company's Incentive Award Plan                                   *

  10.1/A                    Form of Amended Option "A" Grant, qualifying as an
                            Incentive Stock Option                                                       *

  10.2                      Copy of the Non-Employee Director Stock Purchase
                            Plan for Venture Lighting International, Inc.                                *

  10.3                      Plan and Agreement of Merger Among H&F Four, Inc.,
                            VLI Partners II, Inc. and Venture Lighting International,
                            Inc., effective as of October 6, 1995                                        *

  10.4                      Plan and Agreement of Merger With of H&F Six, Inc., H&F Seven,
                            Inc., H&F Eight, Inc., H&F Nine, Inc., H&F Twelve, Inc. and
                            Into Advanced Lighting Technologies, Inc., effective as of
                            October 6, 1995                                                              *

  10.5                      Plan and Agreement for Exchange of Stock Among Advanced
                            Lighting Technologies, Inc. and Shareholders of Metal Halide
                            Technologies, Inc., effective as of October 10, 1995                         *

  10.6                      Plan and Agreement for Exchange of Stock Among Advanced
                            Lighting Technologies, Inc. and Shareholders of Microsun
                            Technologies, Inc. and Shareholders of Microsun Technologies,


                            Inc., effective as of October 10, 1995                                       *

  10.7                      Plan and Agreement of Merger of VLI Partners II, Inc. With
                            and Into Advanced Lighting Technologies, Inc., effective as of
                            October 10, 1995, as amended                                                 *

  10.8                      Plan and Agreement of H&F One, Inc. With and Into Advanced
                            Lighting Technologies, Inc., effective as of October 10, 1995,
                            as amended                                                                   *

  10.9                      Form of Plan and Agreement for Exchange of Stock Among Advanced
                            Lighting Technologies, Inc. and Individual Shareholders of APL
                            Engineered Materials, Inc., effective as of October 10, 1995                 *

  10.10                     Form of Preferred Stock Redemption Agreement between VLI
                            Partners II, Inc. and its preferred shareholders (all are
                            substantially the same except the number of shares being
                            redeemed and the total redemption price)                                     *

  10.11                     Agreement to Repay, dated October 5, 1995 with GE                            *

  10.12                     Bill of Sale dated September 15, 1995 from APL Engineered
                            Materials, Inc. to H&F Five, Inc.                                            *

  10.13                     Letter Agreement between Greyrock Financial Group and
                            APL Engineered Materials, Inc. dated October 10, 1995                        *

  10.14                     Lease Agreement dated January 1, 1993, by and between
                            Weston, Inc. and Venture Lighting International, Inc.                        *

  10.15                     Amended Lease Agreement dated September 30, 1992, by and
                            between LR Properties and Lighting Resources International,
                            Inc.                                                                         *

  10.16                     Employment Agreement dated October 6, 1995, by and between
                            the Company and Wayne R. Hellman                                             *

  10.17                     Employment Agreement dated October 6, 1995, by and between
                            the Company and Louis S. Fisi                                                *

  10.18                     Settlement Agreement, Covenant Not To Sue and Mutual Release II              *

  10.19                     Aircraft Lease Agreement between LightAir, Ltd., an Ohio
                            limited liability company, of which Wayne R. Hellman owns
                            owns 80% of the membership interests and Louis S. Fisi owns
                            20% of the membership interests, and Levetz Investments, Inc.
                            an unrelated corporation engaged in the business of chartering aircraft and otherwise providing general aviation services
                            Levetz Investments"), dated as of January 22, 1996.
                            (Form 10-Q Exhibit 10.1)                                                     **

  10.20                     Aircraft Operating Agreement between Levetz Investments and
                            Venture Lighting International, Inc., a wholly-owned subsidiary of the Company, dated as of January 22, 1996.  (Form 10-Q
                            Exhibit 10.1)                                                                **

  10.21                     Aircraft Operating Agreement between Levetz Investments and
                            APL Engineered Materials, Inc., a wholly-owned subsidiary of the Company, dated as of January 22, 1996.  (Form 10-Q


                            Exhibit 10.3)                                                                **

  10.22                     Asset Purchase Agreement between Current Industries, Inc.,
                            Metal Halide Controls, Inc. and Advanced Lighting Technologies,
                            Inc. dated January 26, 1996.  (Form 10-Q Exhibit 10.1)                      ***

  10.23                     Letter Agreement between Venture Lighting International, Inc.
                            and the Bank of Nova Scotia dated March 11, 1996 regarding the purchase of capital stock and certain indebtedness of
                            Spectro Electric, Inc. (form 10-Q Exhibit 10.2)                            ***

  10.24                     Revolving Credit and Security Agreement between the Company and BNY Financial Corporation dated March 25, 1996.  (Form 10-Q
                            Exhibit 10.3)                                                              ***

  11.0                      Statement of Computation of Per Share Earnings                            ____

  21.0                      Subsidiaries of the Registrant                                               *

  23.0                      Consent of Ernst & Young LLP                                              ____

  24.1                      Powers of Attorney                                                        ____

  27.1                      Financial Data Schedule                                                   ____

* Incorporated by reference to Exhibit of same number in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

** Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1995.

*** Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996.

**** Incorporated by reference to Exhibit of the same number in the Company's
     Registration Statement on Form S-1, Registration No. 333-05953, effective July 16, 1996.

(b).      Reports on Form 8-K.

          During the fourth quarter of fiscal 1996, the Company filed a Report on Form 8-K dated March 25, 1996, relating to the Company's acquisition of Spectro Electric, Inc.

(c).      Exhibits.

          The exhibits to this Form 10-K are submitted as a separate section of this Report. See Exhibit Index.

(d).      Financial Statement Schedules

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: September 30, 1996          By:      /s/ Louis S. Fisi
                                           Louis S. Fisi
                                           Executive Vice President and
                                           Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                             TITLE                          DATE
           ---------                             -----                          ----

/s/  Wayne R. Hellman                        Chief Executive Officer          September 30, 1996
Wayne R. Hellman                             and Director

/s/  Louis S. Fisi                           Chief Financial Officer,         September 30, 1996
Louis S. Fisi                                Chief Accounting Officer and
                                             Director

/s/  Richard D. Capra*                       Director                         September 30, 1996
Richard D. Capra

/s/  Theodore A. Filson*                     Director                         September 30, 1996
Theodore A. Filson

/s/  Francis H. Beam*                        Director                         September 30, 1996
Francis H. Beam

/s/  Susuma Harada*                          Director                         September 30, 1996
Susuma Harada

/s/  A Gordon Tunstall*                      Director                         September 30, 1996
A Gordon Tunstall

         *The undersigned, by signing his name hereto, does hereby execute this Report on behalf of the above indicated directors of Advanced Lighting Technologies, Inc. pursuant to Powers of Attorney executed by each such director appointing the undersigned as attorney-in-fact and filed with the Securities and Exchange Commission.

                                                     By:  /s/ Louis S. Fisi
                                                              Louis S. Fisi
                                                              Attorney-in-Fact

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549








                                   EXHIBITS TO

                                    FORM 10-K




                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                  EXHIBIT INDEX


                                                                                                  Sequential Page Number/
Exhibit No.                                          Title                                        Incorporated by Reference
- -----------                                          -----                                        -------------------------
To
- --
   3.1                      Amended and Restated Articles of Incorporation                               *

   3.2                      Code of Regulations                                                          *

   9.1                      Form of Voting Trust Agreement dated as of October 10, 1995 by and among the Company, Wayne R. Hellman, Louis S. Fisi,
                            David L. Jennings, Robert S. Roller, Juris Sulcs, James F.
                            Sarver, Brian A. Hellman and Lisa Hellman, as amended
                            December 20, 1995.                                                           ****

   9.2                      Form of Irrevocable Proxy                                                    ****

  10.1                      Copy of the Company's Incentive Award Plan                                   *

  10.1/A                    Form of Amended Option "A" Grant, qualifying as an
                            Incentive Stock Option                                                       *

  10.2                      Copy of the Non-Employee Director Stock Purchase
                            Plan for Venture Lighting International, Inc.                                *

  10.3                      Plan and Agreement of Merger Among H&F Four, Inc.,
                            VLI Partners II, Inc. and Venture Lighting International,
                            Inc., effective as of October 6, 1995                                        *

  10.4                      Plan and Agreement of Merger With of H&F Six, Inc., H&F Seven,
                            Inc., H&F Eight, Inc., H&F Nine, Inc., H&F Twelve, Inc. and
                            Into Advanced Lighting Technologies, Inc., effective as of
                            October 6, 1995                                                              *

  10.5                      Plan and Agreement for Exchange of Stock Among Advanced
                            Lighting Technologies, Inc. and Shareholders of Metal Halide
                            Technologies, Inc., effective as of October 10, 1995                         *

  10.6                      Plan and Agreement for Exchange of Stock Among Advanced
                            Lighting Technologies, Inc. and Shareholders of Microsun
                            Technologies, Inc. and Shareholders of Microsun Technologies,
                            Inc., effective as of October 10, 1995                                       *

  10.7                      Plan and Agreement of Merger of VLI Partners II, Inc. With
                            and Into Advanced Lighting Technologies, Inc., effective as of
                            October 10, 1995, as amended                                                 *

  10.8                      Plan and Agreement of H&F One, Inc. With and Into Advanced
                            Lighting Technologies, Inc., effective as of October 10, 1995,
                            as amended                                                                   *

  10.9                      Form of Plan and Agreement for Exchange of Stock Among Advanced
                            Lighting Technologies, Inc. and Individual Shareholders of APL
                            Engineered Materials, Inc., effective as of October 10, 1995                 *

  10.10                     Form of Preferred Stock Redemption Agreement between VLI


                            Partners II, Inc. and its preferred shareholders (all are
                            substantially the same except the number of shares being
                            redeemed and the total redemption price)                             *

  10.11                     Agreement to Repay, dated October 5, 1995 with GE                    *
  10.12                     Bill of Sale dated September 15, 1995 from APL Engineered
                            Materials, Inc. to H&F Five, Inc.                                    *

  10.13                     Letter Agreement between Greyrock Financial Group and
                            APL Engineered Materials, Inc. dated October 10, 1995                *

  10.14                     Lease Agreement dated January 1, 1993, by and between
                            Weston, Inc. and Venture Lighting International, Inc.                *

  10.15                     Amended Lease Agreement dated September 30, 1992, by and
                            between LR Properties and Lighting Resources International,
                            Inc.                                                                 *

  10.16                     Employment Agreement dated October 6, 1995, by and between
                            the Company and Wayne R. Hellman                                     *

  10.17                     Employment Agreement dated October 6, 1995, by and between
                            the Company and Louis S. Fisi                                        *

  10.18                     Settlement Agreement, Covenant Not To Sue and Mutual Release II      *

  10.19                     Aircraft Lease Agreement between LightAir, Ltd., an Ohio
                            limited liability company, of which Wayne R. Hellman owns
                            owns 80% of the membership interests and Louis S. Fisi owns
                            20% of the membership interests, and Levetz Investments, Inc.
                            an unrelated corporation engaged in the business of chartering aircraft and otherwise providing general aviation services
                            Levetz Investments"), dated as of January 22, 1996.
                            (Form 10-Q Exhibit 10.1)                                             **

  10.20                     Aircraft Operating Agreement between Levetz Investments and
                            Venture Lighting International, Inc., a wholly-owned subsidiary of the Company, dated as of January 22, 1996.  (Form 10-Q
                            Exhibit 10.1)                                                        **

  10.21                     Aircraft Operating Agreement between Levetz Investments and
                            APL Engineered Materials, Inc., a wholly-owned subsidiary of the Company, dated as of January 22, 1996.  (Form 10-Q
                            Exhibit 10.3)                                                        **

  10.22                     Asset Purchase Agreement between Current Industries, Inc.,
                            Metal Halide Controls, Inc. and Advanced Lighting Technologies,
                            Inc. dated January 26, 1996.  (Form 10-Q Exhibit 10.1)               ***

  10.23                     Letter Agreement between Venture Lighting International, Inc.
                            and the Bank of Nova Scotia dated March 11, 1996 regarding the purchase of capital stock and certain indebtedness of
                            Spectro Electric, Inc. (Form 10-Q Exhibit 10.2)                      ***

  10.24                     Revolving Credit and Security Agreement between the Company and BNY Financial Corporation dated March 25, 1996.  (Form 10-Q
                            Exhibit 10.3)                                                        ***

  11.0                      Statement of Computation of Per Share Earnings                       ____



  21.0                      Subsidiaries of the Registrant                                       *

  23.0                      Consent of Ernst & Young LLP                                         ____

  24.1                      Powers of Attorney                                                   ____

  27.1                      Financial Data Schedule                                              ____

* Incorporated by reference to Exhibit of same number in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

** Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1995.

*** Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996.

**** Incorporated by reference to Exhibit of the same number in the Company's
     Registration Statement on Form S-1, Registration No. 333-05953, effective July 16, 1996.
