Form 10-Q
period 1996-09-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1996-11-14
CIK 1002125

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 1996

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________

                         Commission file number 0-27202

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Ohio                                           34-1803229
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

2307 East Aurora Road,  Suite 1,  Twinsburg, Ohio                44087
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code:           (216) 963-6680
-------------------------------------------------------------------------------



     Indicate by check () whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _____

There were 13,296,709 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of November 12, 1996.

Part I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                              SEPTEMBER 30,     JUNE 30,
                                                                  1996            1996
                                                              -------------     --------
                                                                     (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                    $ 5,082      $  1,682
   Short-term investments                                        15,125          --
   Trade receivables, less allowances of $215 and $287           16,626        13,736
   Receivables from related parties                                  98            98
   Inventories:
      Finished goods                                             10,966        10,344
      Raw materials and work-in-progress                          2,777         2,363
                                                                -------      --------
                                                                 13,743        12,707
   Prepaid expenses                                                 715           526
   Deferred taxes                                                 2,930         3,517
                                                                -------      --------
Total current assets                                             54,319        32,266

Property, plant and equipment:
   Land and buildings                                             2,737         2,304
   Machinery and equipment                                       18,647        17,298
   Furniture and fixtures                                         4,373         2,994
                                                                -------      --------
                                                                 25,757        22,596
   Less accumulated depreciation                                  6,928         6,359
                                                                -------      --------
                                                                 18,829        16,237

Receivables from related parties                                    955           913
Other assets                                                      3,734         3,316
Excess of cost over net assets of businesses acquired, net        3,533         3,565
                                                                -------      --------
                                                                $81,370      $ 56,297
                                                                =======      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt and current portion of long-term debt        $ 1,006      $    972
   Accounts payable                                               7,542         8,790
   Payables to related parties                                      178           434
   Accrued income and other taxes                                   581           263
   Other accrued expenses                                         5,167         4,466
                                                                -------      --------
Total current liabilities                                        14,474        14,925

Long-term debt                                                    5,098        11,034
Other liabilities                                                    60           161
Deferred taxes                                                    3,583         3,583

Shareholders' equity
   Common stock                                                      13            11
   Paid-in-capital                                               56,844        26,755
   Retained earnings (deficit)                                    1,298          (172)
                                                                -------      --------
                                                                 58,155        26,594
                                                                -------      --------
                                                                $81,370      $ 56,297
                                                                =======      ========

See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 -----------------------
                                                    1996          1995
                                                 --------       --------
                                                      (In thousands,
                                               except per share dollar amounts)
Net sales                                        $ 18,335       $ 11,472

Costs and expenses:
   Cost of sales                                    9,947          6,130
   Marketing and selling                            3,062          1,780
   Research and development                         1,277            505
   General and administrative                       1,772          1,430
                                                 --------       --------
Income from operations                              2,277          1,627

Other income (expense):
   Interest expense                                  (237)          (543)
   Interest income                                    261              9
                                                 --------       --------
Income before income taxes                          2,301          1,093

Income taxes                                          831            169
                                                 --------       --------

Net income                                       $  1,470       $    924
                                                 ========       ========

Net income per share                             $   0.11       $   0.12
                                                 ========       ========

Shares used for computing per share amounts        13,034          7,818
                                                 ========       ========


See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
      CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)
                      THREE MONTHS ENDED SEPTEMBER 30, 1996


                                                      -------------------------------------------------------
                                                         COMMON       PAID-IN       RETAINED
                                                         STOCK        CAPITAL       EARNINGS        TOTAL
                                                      ------------- -------------  ------------  ------------
                                                             (In thousands, except per share amounts)

Balance at July 1, 1996                                $        11    $  26,755    $     (172)   $    26,594

Net income                                                       -            -         1,470          1,470

Net proceeds from public offering of
   2,452,050 common shares                                       2       30,089             -         30,091
                                                       -----------    ---------    ----------    ----------

BALANCE AT SEPTEMBER 30, 1996                          $        13    $  56,844    $    1,298     $   58,155
                                                       ===========    =========    ==========     ==========

See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          -----------------------
                                                                             1996          1995
                                                                          ---------      --------
                                                                              (In thousands)
OPERATING ACTIVITIES
   Net income                                                             $  1,470       $   924
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
         Depreciation and amortization                                         585           308
         Provision for doubtful accounts                                       (72)          (20)
         Deferred income taxes                                                 587
         Changes in operating assets and liabilities:
            Trade receivables                                               (2,818)         (767)
            Inventories                                                     (1,036)         (524)
            Prepaids and other assets                                         (451)         (646)
            Accounts payable and accrued expenses                             (484)        1,687
            Other liabilities                                                 (101)           40
                                                                          --------       -------
                 Net cash provided by (used in) operating activities        (2,320)        1,002

INVESTING ACTIVITIES
   Capital expenditures                                                     (2,888)         (454)
   Purchase of short-term investments                                      (15,125)         --
   Investments in affiliate                                                   (211)         --
                                                                          --------       -------
                               Net cash used in investing activities       (18,224)         (454)

FINANCING ACTIVITIES
   Proceeds from revolving credit facility                                  26,451         7,517
   Payments of revolving credit facility                                   (18,990)       (7,854)
   Proceeds from long-term debt                                              1,532           763
   Payments of long-term debt and capital leases                            (1,440)          (43)
   Redemption of common and preferred stock                                   --          (1,069)
   Net proceeds from public offering                                        30,091          --
   Use of net proceeds from public offering:
      Payment of revolving credit facility                                 (13,700)         --
                                                                          --------       -------
                 Net cash provided by (used in) financing activities        23,944          (686)
                                                                          --------       -------

Increase in cash and cash equivalents                                        3,400          (138)
Cash and cash equivalents, beginning of period                               1,682         1,030
                                                                          --------       -------

                            CASH AND CASH EQUIVALENTS, END OF PERIOD      $  5,082       $   892
                                                                          ========       =======


SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                        $    118       $   353
     Income taxes paid                                                          45          --
     Noncash transactions:
         Equipment acquired through capital leases                             244            96


See notes to condensed consolidated financial statements

                      Advanced Lighting Technologies, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 1996
                      (In thousands, except per share data)

A.       ORGANIZATION

Advanced Lighting Technologies, Inc. (the "Company") is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, including lamps (light bulbs), lamp components and lamp production equipment.

The Company was formed on May 19, 1995 for the purpose of acquiring ownership, primarily by merger (the "Combination"), of 17 affiliated operating corporations that were previously under common ownership and management (the "Predecessors"), each one of which is engaged in an aspect of the metal halide lighting business. More specifically, the Combination was principally effected through a series of nonmonetary mergers or stock exchanges in which the shareholders of the former companies received shares of the Company. The Combination has been accounted for as a reorganization of entities under common control. Historical financial statements of each of the Predecessors for periods prior to the Combination have been combined. Certain adjustments have been recorded primarily to eliminate intercompany transactions that would have been required had the Company been a consolidated entity during such periods.

B.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for fair presentation have been made and are of a normal and recurring nature. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 1997.

C.       RECOVERABILITY OF LONG-LIVED ASSETS

Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for

Long-Lived Assets to be Disposed Of." FAS No. 121 requires long-lived assets to be reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. No significant adjustments were made to the carrying amount of assets as a result of adopting FAS 121.

D.      ISSUANCE OF COMMON STOCK

On July 16, 1996, the Company issued 2,452,050 shares of its common stock in a public offering at $13.50 a share. Net proceeds, after the underwriters' discount and other costs associated with the offering, amounted to approximately $30,091. Approximately $13,700 of such proceeds was used to pay-down a portion of the outstanding bank debt ($8,774 of which was outstanding at June 30, 1996).

E.       INCOME TAXES

Income tax expense was $831 in the first quarter of fiscal 1997, as compared with $169 for the first quarter of fiscal 1996. The increase is caused by the utilization of net operating loss carryforwards ("NOLs") with the reversal of an equivalent valuation allowance in the first quarter of fiscal 1996 as compared with the utilization of NOLs in the first quarter of fiscal 1997 with no related valuation allowance reversal.

At June 30, 1996, the Company had United States NOLs for tax purposes of approximately $8,200 to offset future taxable income. These NOLs expire in the fiscal years 2006 through 2011.

F.       NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

G.       CONTINGENCY

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

The Chief Executive and Chief Financial Officers have denied all of the above allegations and have and will continue to vigorously defend against the claims. Management of the Company does not believe the outcome of these claims will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars in thousands, except per share amounts)

The following is management's discussion and analysis of certain significant factors which have affected the results of operations and should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales. Net sales increased 60% to $18,335 for the first quarter of fiscal 1997 from $11,472 for the first quarter of fiscal 1996. This increase was a result of sales growth in all of the Company's product categories -- lamps, lamp components and lamp production equipment -- with the majority occurring in lamps ($4.8 million increase) and lamp production equipment ($1.7 million increase). The increase in lamp and lamp component sales arose primarily from increased unit volume. The increase in equipment sales is attributable to revenues generated from an increase in equipment contracts for the sale of lamp production equipment currently in-progress, as compared with that in progress during the first quarter of fiscal 1996.

Cost of Sales. Cost of sales increased 62% to $9,947 in the first quarter of fiscal 1997 from $6,130 in the first quarter of fiscal 1996. As a percentage of net sales, cost of sales increased to 54% in the first quarter of fiscal 1997 as compared to 53% in the first quarter of fiscal 1996. The increase arose as a result of the substantial increase in lamp sales in the first quarter of fiscal 1997 over the comparable period of the prior year.

Marketing and Selling. Marketing and selling expenses increased 72% to $3,062 in the first quarter of fiscal 1997 from $1,780 in the same quarter of fiscal 1996. Marketing and selling expenses, as a percentage of net sales, increased to 17% in the first quarter fiscal 1997, from 16% in the first quarter of fiscal 1996. The increase primarily reflects increased spending related to the development of new market opportunities, new lamp promotions and an increased marketing emphasis on lamp replacement sales.

Research and Development Expenses. Research and development expenses increased to $1,277 in the first quarter of fiscal 1997 from $505, or 153% over the first quarter of fiscal 1996. As a percentage of net sales, research and development expenses increased to 7% in the first quarter of fiscal 1997 from 4% in the first quarter of fiscal 1996. The increased spending in this vital area reflected the Company's strong emphasis on the development of additional products, the continued introduction of new lamp types, and the enhancement of component quality.

General and Administrative. General and administrative expenses increased 24% to $1,772 in the first quarter of fiscal 1997 from $1,430 in the first quarter of fiscal 1996. As a percentage of net sales, general and administrative expenses decreased to 10% from 13% in the first quarter of fiscal 1996. The decrease primarily reflects the Company's efforts to reduce discretionary spending at its operating units along with the marginal percentage decrease caused by the leveraging of fixed costs as sales levels increase.

Income from Operations. As a result of the aforementioned factors, income from operations during the first quarter of fiscal 1997 increased 40% to $2,277, from $1,627 during the first quarter of fiscal 1996. As a percentage of net sales, income from operations decreased to 12% in the first quarter of fiscal 1997 from 14% in the first quarter of fiscal 1996.

Interest Expense. Interest expense decreased $306, or 56%, to $237 during the first quarter of fiscal 1997 as compared to $543 for the first quarter of fiscal 1996. This decrease resulted from lower average debt outstanding and lower noncash amortization of debt issuance costs for the first quarter of fiscal 1997, as compared to the average debt outstanding and noncash amortization during the first quarter of fiscal 1996.

Interest Income. Interest income increased to $261 during the first quarter of fiscal 1997, as compared to $9 in the first quarter of fiscal 1996. This increase is attributable to the short-term investments and cash equivalents arising from the availability of the net proceeds of the common stock offering completed during the first quarter of fiscal 1997.

Income Taxes. Income tax expense increased 392% to $831 in the first quarter of fiscal 1997, from $169 for the comparable period of the preceding year. The increase is caused by the utilization of net operating loss carryforwards ("NOLs") with the reversal of an equivalent valuation allowance in the first quarter of fiscal 1996 as compared with the utilization of NOLs in the first quarter of fiscal 1997 with no related valuation allowance reversal.

At June 30, 1996, the Company had United States NOLs for tax purposes of approximately $8,200 to offset future taxable income. These NOLs expire in the fiscal years 2006 through 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal financial requirements are for manufacturing equipment, research and development efforts, investments in joint ventures, acquisitions and working capital. These requirements have been, and will continue to be, financed through a combination of cash flow from operations, borrowings under various credit facilities and the remaining proceeds from the July 1996 issuance of common stock.

During July 1996, the Company received $33,103 of proceeds from the sale of 2,452,050 shares of its common stock in connection with a public offering. Underwriting fees amounted to $1,913 and additional costs associated with the public offering primarily for legal, accounting, consulting, and printing fees amounted to $1,099. The net proceeds were $30,091, of which, $13,700 was used to reduce outstanding debt under the Company's domestic Revolving Credit and Security Agreement (the "Loan Agreement"). The remaining net proceeds were used to purchase short-term investments and cash equivalents.

At September 30, 1996, working capital advances outstanding under the Company's domestic Loan Agreement were $3.7 million and additional availability under the loan facility was approximately $5.3 million. The unpaid principal balance of the domestic Loan Agreement (together with accrued interest thereon) is payable in March 1999. Working capital advances bear interest at the option of the Company at a rate per annum equal to: (i) the higher of (a) the prime rate minus 0.5% or (b) the Federal Funds Rate; or (ii) the average LIBOR plus 2.5%. At September 30, 1996, the interest rate was 7.75%.

In July 1996, a foreign subsidiary of the Company entered into a similar Revolving Credit and Security Agreement (the "Foreign Loan Agreement") with a foreign affiliate of the lending bank under the domestic Loan Agreement. Pursuant to the Foreign Loan Agreement, the bank has agreed to extend working capital advances in the aggregate amount equal to the lesser of (i) the United States dollar equivalent of approximately $2,201 in the local currency or (ii) an amount based on eligible receivables and inventory. All amounts advanced under the Foreign Loan Agreement reduce, by the United States dollar equivalent of outstanding amounts, the borrowing amount available to the Company under the domestic Loan Agreement. The unpaid principal balance of the Foreign Loan Agreement (together with accrued interest thereon) is payable in March 1999. Advances under the Foreign Loan Agreement bear interest at a rate per annum set at a formula intended to approximate that of the Company's domestic Loan Agreement.

Net cash used by operating activities during the first quarter of fiscal 1997 totaled $2,320. Uses of operating cash flow were primarily for: (i) an increase in inventory levels to support higher lamp service levels; (ii) increased accounts receivable arising from increased sales and (iii) the payment of accounts payable and accrued expenses.

The Company's working capital at September 30, 1996 was $39,845 as compared to $17,341 at June 30, 1996.

Capital expenditures, primarily for production equipment, totaled $2,888 in the first quarter of fiscal 1997. During the remainder of fiscal 1997, the Company projects spending of approximately $6 million on additional production equipment.

The Company believes that its available cash, cash flow from operations and available borrowing capability are sufficient to fund its operations for at least the next 12 months.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FAS No. 121 requires long-lived assets to be reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. No significant adjustments to the carrying amount of assets were made as a result of adopting FAS 121.

                         Part II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibits

                     3.1               Second Amended and Restated Articles
                                       of Incorporation; First Amendment to
                                       Second Amended and Restated Articles of
                                       Incorporation.  Incorporated by
                                       reference to Company's Registration
                                       Statement on Form S-1, Registration No.
                                       33-97902, effective December 11, 1995.

                     3.2 Code of Regulations. Incorporated by reference to Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

                     4.1               References are made to Exhibits 3.1 and
                                       3.2.

                     4.2 Form of Stock Certificate for Common Stock of the Company. Incorporated by reference to Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

                     11                Calculation of Earnings Per Share
                                       (Unaudited)

                     27                Financial Data Schedule

           (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the first quarter ended September 30, 1996.

                                 SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 1996               ADVANCED LIGHTING TECHNOLOGIES, INC.



                                        By:    /s/ Louis S. Fisi
                                            --------------------------------
                                               Louis S. Fisi
                                               Executive Vice President and
                                               Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

 Exhibit No.  Description of Exhibits                                       Page No.
------------  -----------------------                                       --------
   3.1        Second Amended and Restated Articles of Incorporation;
              First Amendment to Second Amended and Restated Articles
              of Incorporation.  Incorporated by reference to Company's
              Registration Statement on Form S-1, Registration No.
              33-97902, effective December 11, 1995.

   3.2 Code of Regulations. Incorporated by reference to Company's Registration Statement on Form S-1, Registration
              No. 33-97902, effective December 11, 1995.

   4.1        References are made to Exhibits 3.1 and 3.2.

   4.2        Form of Stock Certificate for Common Stock of the Company.
              Incorporated by reference to Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11,
              1995.

   11         Calculation of Earnings Per Share (Unaudited)

   27         Financial Data Schedule
