Form 10-Q
period 1996-12-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1997-02-14
CIK 1002125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 1996
                     -----------------

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to
_____________________

                         Commission file number 0-27202

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                    34-1803229
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

2307 EAST AURORA ROAD,  SUITE 1,  TWINSBURG, OHIO                   44087
--------------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)

                                 216/ 963-6680
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check () whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

There were 13,446,034 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of February 7, 1997.

                                      INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - December 31,
                   1996 and June 30, 1996                                   2

              Condensed Consolidated Statements of Operations -- Three
                   and six months ended December 31, 1996 and
                   December 31, 1995                                        3

              Condensed Statements of Consolidated Shareholders'
                   Equity - Six months ended December 31, 1996              4

              Condensed Consolidated Statements of Cash Flows -- Six
                   months ended December 31, 1996 and December 31, 1995     5

              Notes to Condensed Consolidated Financial Statements        6-9

Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                               10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               N/A

Item 2.   Changes in Securities                                            18

Item 3.   Default upon Senior Securities                                  N/A

Item 4.   Submission of Matters to a Vote of Security Holders              18

Item 5.   Other Information                                             18-20

Item 6.   Exhibits and Reports on Form 8-K                                 21

SIGNATURES

------------------------------------------------------------------------------

N/A - Not Applicable

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (Unaudited)

                                                          DECEMBER 31,  JUNE 30,
                                                              1996       1996
                                                          ------------  --------
                                                               (IN THOUSANDS)

ASSETS
Current assets:

   Cash and cash equivalents                                 $ 5,668   $  1,682
   Short-term investments                                     13,670       --
   Trade receivables, less allowances of $233 and $287        19,402     13,736
   Receivables from related parties                               98         98
   Inventories:
      Finished goods                                          12,956     10,344
      Raw materials and work-in-progress                       3,062      2,363
                                                             -------   --------
                                                              16,018     12,707
   Prepaid expenses                                            1,277        526
   Deferred taxes                                              2,522      3,517
                                                             -------   --------
Total current assets                                          58,655     32,266

Property, plant and equipment:
   Land and buildings                                          3,256      2,304
   Machinery and equipment                                    20,760     17,298
   Furniture and fixtures                                      5,787      2,994
                                                             -------   --------
                                                              29,803     22,596
   Less accumulated depreciation                               7,451      6,359
                                                             -------   --------
                                                              22,352     16,237

Receivables from related parties                                 920        913
Investments and other assets                                   4,596      3,316
Excess of cost over net assets of businesses acquired, net     4,558      3,565
                                                             -------   --------
                                                             $91,081   $ 56,297
                                                             =======   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Short-term debt and current portion of long-term debt     $ 1,003   $    972
   Accounts payable                                            8,051      8,790
   Payables to related parties                                   237        434
   Employee-related liabilities                                1,819      1,859
   Accrued income and other taxes                                982        263
   Other accrued expenses                                      2,469      2,607
                                                             -------   --------
Total current liabilities                                     14,561     14,925

Long-term debt                                                12,247     11,034
Other liabilities                                                103        161
Deferred taxes                                                 3,583      3,583

Shareholders' equity:
   Common stock                                                   13         11
   Paid-in-capital                                            58,125     26,755
   Retained earnings (deficit)                                 2,449       (172)
                                                             -------   --------
                                                              60,587     26,594
                                                             -------   --------
                                                             $91,081   $ 56,297
                                                             =======   ========

See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    DECEMBER 31,              DECEMBER 31,
                                                ---------------------   ----------------------
                                                   1996         1995     1996          1995
                                                ----------   --------   -----------  ---------
                                                (In thousands, except per share dollar amounts)

Net sales                                        $ 20,107    $ 12,037    $ 38,442    $ 23,509

Costs and expenses:
   Cost of sales                                   10,696       6,422      20,597      12,552
   Marketing and selling                            3,581       1,748       6,642       3,528
   Research and development                         1,468         540       2,744       1,045
   General and administrative                       1,765       1,500       3,538       2,930
   Amortization of intangible assets                   47          18          94          35
   Settlement of claim                                771        --           771        --
   Noncash settlement of claim                       --         2,732        --         2,732
                                                 --------    --------    --------    --------
Income (loss) from operations                       1,779        (923)      4,056         687

Other income (expense):

   Interest expense                                  (163)       (462)       (357)       (985)
   Interest income                                    111          28         329          34
                                                 --------    --------    --------    --------
Income (loss) before income taxes and
   extraordinary charge                             1,727      (1,357)      4,028        (264)
Income taxes                                          576          96       1,407         265
                                                 --------    --------    --------    --------
Income (loss) before extraordinary charge           1,151      (1,453)      2,621        (529)

Extraordinary charge, net of applicable income
   tax benefits of $69 in 1995                       --          (103)       --          (103)
                                                 --------    --------    --------    --------

NET INCOME (LOSS)                                $  1,151    $ (1,556)   $  2,621    $   (632)
                                                 ========    ========    ========    ========


Income (loss) per share:

   Before extraordinary item                     $   0.08    $  (0.33)   $   0.20    $  (0.23)
   Extraordinary charge                              --         (0.01)       --         (0.01)
                                                 --------    --------    --------    --------

NET INCOME (LOSS) PER SHARE                      $   0.08    $  (0.34)   $   0.20    $  (0.24)
                                                 ========    ========    ========    ========

Shares used for computing per share amounts        13,650       8,448      13,344       8,133
                                                 ========    ========    ========    ========


See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
      CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)
                       SIX MONTHS ENDED DECEMBER 31, 1996

                                        ------------------------------------------
                                         COMMON      PAID-IN    RETAINED
                                          STOCK      CAPITAL    EARNINGS    TOTAL
                                        --------    ---------  ----------  -------
                                                      (In thousands)

Balance at July 1, 1996                 $  11        $26,755   $ (172)   $26,594

Net income                                 --             --    2,621      2,621

Net proceeds from public offering of
   2,452,050 common shares                  2         30,089       --     30,091

Stock options exercised                    --            306       --        306

Issuance of shares in connection with
   purchase of business                    --            975       --       975
                                         ----        -------   ------    -------

BALANCE AT DECEMBER 31, 1996            $  13        $58,125   $2,449    $60,587
                                         ====        =======   ======    =======

See notes to condensed consolidated financial statements

                     ADVANCED LIGHTING TECHNOLOGIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                             DECEMBER 31,

                                                                       ------------------------
                                                                          1996           1995
                                                                       ----------      --------
                                                                             (In thousands)

OPERATING ACTIVITIES

   Net income                                                           $  2,621    $   (632)
   Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:

         Depreciation and amortization                                     1,159         812
         Deferred income taxes                                               995        --
         Noncash settlement of claim                                        --         2,732
         Extraordinary charge                                               --           103
         Changes in operating assets and liabilities:
            Trade receivables                                             (5,620)     (1,617)
            Inventories                                                   (3,228)     (1,655)
            Prepaids and other assets                                     (1,585)       (877)
            Accounts payable and accrued expenses                           (615)      3,090
            Other liabilities                                                (58)         66
                                                                        --------    --------
                  Net cash (used in) provided by operating activities     (6,331)      2,022

INVESTING ACTIVITIES

   Capital expenditures                                                   (6,105)     (1,255)
   Purchase of short-term investments                                    (19,611)       --
   Sale of short-term investments                                          5,941        --
   Purchase of business                                                      (44)       --
   Investments in affiliate                                                 (519)       --
                                                                        --------    --------
                                Net cash used in investing activities    (20,338)     (1,255)

FINANCING ACTIVITIES

   Proceeds from revolving credit facility                                47,144      10,480
   Payments of revolving credit facility                                 (33,832)     (7,801)
   Proceeds from long-term debt                                            4,279         295
   Payments of long-term debt and capital leases                          (3,633)     (1,408)
   Issuance of common and preferred stock                                    306         157
   Redemption of common and preferred stock                                 --          (310)
   Redemption of preferred stock and dividends                              --        (1,013)
   Net proceeds from public offering                                      30,091      23,996
   Use of net proceeds from public offering:
      Payment of long-term debt                                             --        (3,125)
      Payment of revolving credit facility                               (13,700)     (3,879)
      Redemption of warrant                                                 --        (3,000)
      Payment of trade payables                                             --        (3,100)
      Payment of note                                                       --        (1,541)
      Other                                                                 --          (208)
                                                                        --------    --------
                            Net cash provided by financing activities     30,655       9,543
                                                                        --------    --------

Increase in cash and cash equivalents                                      3,986      10,310
Cash and cash equivalents, beginning of period                             1,682       1,030
                                                                        --------    --------

                             CASH AND CASH EQUIVALENTS, END OF PERIOD   $  5,668    $ 11,340
                                                                        ========    ========


SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid                                                      $    328    $    690
     Income taxes paid                                                        45        --
     Noncash transactions:
         Equipment acquired through capital leases                         1,004         112
         Stock issued for purchase of business                               975
     Detail of acquisition:
         Assets acquired                                                $  1,231
         Liabilities assumed                                                 201
         Stock issued                                                        975
                                                                        --------
         Cash paid                                                            55
             Less cash acquired                                               11
                                                                        --------
         Net cash paid for acquisition                                  $     44
                                                                        ========


See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1996

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

B.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, this information includes all material adjustments, including adjustments of a normal and recurring nature, as well as the charge for the settlement of a claim described in Note D, necessary for a fair presentation. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes; and, actual results could differ from these estimates. Certain reclassifications were made to prior year amounts to conform to the fiscal 1997 presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996. Operating results for the three or six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 1997.

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

  D.   SETTLEMENT OF A CLAIM

On March 1, 1996, a former common shareholder of a Predecessor asserted a claim in the United States District Court for the Northern District of Ohio against the Chief Executive Officer and a director of the Company, and the Executive Vice President and a director of the Company, and subsequently, a claim against the Company. The claim alleged that certain misrepresentations and/or omissions were made to the former common shareholder in connection with: (i) the Company's purchase of his equity interest effected by a merger of a Predecessor into the Company, as to which the former common shareholder waived his statutory appraisal rights and (ii) the purchase by the Chief Executive Officer of the former common shareholder's beneficial interest in a trust controlled by the Chief Executive Officer. The former common shareholder alleged that the misrepresentations and/or omissions caused direct damages which exceed $900. The suit also claimed punitive damages in an undetermined amount believed by the former common shareholder to exceed $2,700. On August 23, 1996, another former common shareholder filed similar claims against the Chief Executive Officer and Executive Vice President and the Company seeking direct damages of $400 and punitive damages of $1,200.

The Chief Executive Officer, the Executive Vice President and the Company denied all of the allegations and vigorously defended against the claims.

On November 29, 1996, the Company, the Chief Executive Officer and the Executive Vice President reached an out-of-court settlement of both former common shareholders' claims for an aggregate amount of $475. The charge of $771 in the second quarter of fiscal 1997 represents the $475 settlement plus legal and other directly-related costs, net of anticipated insurance recoveries.

  E.   NONCASH SETTLEMENT OF CLAIM

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

F.  INCOME TAXES

At June 30, 1996, the Company had United States net operating loss carryforwards ("NOLs") for tax purposes of approximately $8,200 to offset future taxable income. These NOLs expire in the fiscal years 2006 through 2011.

G.  NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

H.  FINANCING ARRANGEMENT

In December 1996, a subsidiary of the Company entered into a three-year financing arrangement with a bank for the purchase of real estate and a building. The arrangement provides $450 to the subsidiary at a twelve-month fixed interest rate of 8.25%, which was equal to the bank's prime lending rate at the date of closing. Thereafter, the interest rate becomes variable based on changes in the bank's prime lending rate. Only interest payments are required for the first year of the loan. During the subsequent 23 months, principal payments of $2 plus interest are required, followed by a final payment of $407 at maturity.

I.  ACQUISITION

During December 1996, a newly-organized subsidiary of the Company, Advanced Cable Lite Corporation, acquired all of the assets (and assumed certain liabilities) of Cable Lite Corporation in exchange for 50,000 shares of the Company's Common Stock (valued at $975), with an additional 50,000 shares of Common Stock contingently issuable based upon the market price of the shares during the month of June 1998. The purchase price resulted in an excess of cost over net assets acquired of $1,008, which is being amortized over 25 years. Advanced Cable Lite Corporation designs, manufactures and sells fiber optic and fiber light products.

J.  ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 1996

On January 31, 1997, the Company completed the purchase of certain assets of Web Design Associates, Inc., a company engaged in consumer product design and development for approximately $619 in cash.

On February 11, 1997, the Company acquired the outstanding shares of Ballastronix, Inc., a company focused on designing, manufacturing and marketing of electromagnetic power supplies for metal halide lighting systems. The purchase price consisted of $5,511 in cash and 38,024 shares of the Company's common stock. The funding required to complete the transaction was financed through cash and a portion of the proceeds from a $8,400 term-loan with a bank. The transaction will be accounted for by the purchase method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars in thousands, except per share amounts)

This report on Form 10-Q may contain forward-looking statements. For this purpose, any statement contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.

The following is management's discussion and analysis of certain significant factors which have affected the results of operations and should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's Condensed Consolidated Statements of Operations for the indicated periods:


                                            Three Months Ended  Six Months Ended
                                               December 31,      December 31,
                                               ------------      ------------
                                             1996         1995  1996        1995
                                             ----         ----  ----        ----

Net sales ..............................     100.0%    100.0%    100.0%    100.0%


Costs and expenses:
  Cost of sales.........................      53.2      53.4      53.6      53.4

  Marketing and selling ................      17.8      14.5      17.3      15.0

  Research and development..............       7.3       4.5       7.1       4.4

  General and administrative ...........       8.8      12.5       9.2      12.5

  Amortization of intangibles ..........       0.2       0.1       0.2       0.1

  Settlement of claim ..................       3.8         -       2.0         -

  Noncash settlement of claim...........         -      22.7         -      11.6
                                             -----     -----     -----     -----

Income (loss) from operations...........       8.8      (7.7)     10.6       2.9


Interest expense........................      (0.8)     (3.8)     (0.9)     (4.2)

Interest income.........................       0.6       0.2       0.9       0.1
                                             -----     -----     -----     -----

Income (loss) before income taxes
  and extraordinary charge..............       8.6     (11.3)     10.5      (1.1)


Income taxes............................       2.9       0.8       3.7       1.1



Income (loss) before extraordinary
  charge................................       5.7     (12.1)      6.8      (2.2)


Extraordinary charge....................         -      (0.9)        -      (0.4)
                                             -----     -----     -----     -----

Net income (loss).......................       5.7%    (12.9%)     6.8%     (2.7%)
                                             =====     =====     =====     =====

NOTE:  Columns may not total due to rounding.


Factors which have affected the results of operations and net income (loss) for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 and the comparison of the first six months of fiscal years 1997 and 1996 are discussed below.

OVERVIEW OF RESULTS OF OPERATIONS--THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1995

For the three months ended December 31, 1996 (second quarter of fiscal 1997) income from operations of $1,779 was reported, in comparison to a loss from operations of $923 for the three months ended December 31, 1995 (second quarter of fiscal year 1996). Net income for the second quarter of fiscal 1997 was $1,151, compared to a net loss of $1,556 for the second quarter of fiscal 1996.

The following factors should be considered in comparing the Company's quarterly operations:

     o The results of operations for the second quarter of fiscal 1997 include a nonrecurring charge of $771 ($0.06 per share) in settlement of a claim.

     o The results of operations for the second quarter of fiscal 1996 include a noncash charge of $2,732 ($0.32 per share) in settlement of threatened litigation, with a corresponding increase to shareholders' equity (paid-in-capital). The noncash charge arose from the transfer of shares of the Company's common stock from the personal holdings of certain principal shareholders of the Company to former preferred shareholders in settlement of their claim.

After excluding the above, on a comparable basis the Company's operating activities would have resulted in income from operations of $2,550 in the second quarter of fiscal 1997, a 41% increase over the $1,809 of income from operations in the second quarter of fiscal 1996.

OVERVIEW OF RESULTS OF OPERATIONS--SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1995

For the six months ended December 31, 1996 (first half of fiscal 1997) reported income from operations was $4,056, compared with income from operations of $687 for the six months ended December 31, 1995 (first half of fiscal year 1996). Net income for the first half of fiscal 1997 was $2,621, compared to a net loss of $632 reported for the first half of fiscal 1996.

The following factors should be considered in comparing the Company's six-month operations:

     o Results for the first half of fiscal 1997 include a nonrecurring charge of $771 ($0.06 per share) in settlement of a claim.

     o Results for the first half of fiscal 1996 include a noncash charge of $2,732 ($0.34 per share) in settlement of threatened litigation.

After excluding the above, on a comparable basis the Company's operating activities would have resulted in income from operations of $4,827 in the first half of fiscal 1997, a 41% increase over the $3,419 of income from operations in the first half of fiscal 1996.

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1995

Net sales. Net sales increased 67% to $20,107 for the second quarter of fiscal 1997 from $12,037 for the second quarter of fiscal 1996. This increase was a result of sales growth in all of the Company's product categories -- lamps, components and production equipment -- with the majority occurring in lamps ($4.9 million increase) and lamp production equipment ($2.1 million increase). The increase in lamp sales was primarily attributable to increased unit volume. The increase in equipment sales was attributable to an increase in equipment contracts currently in-progress, as compared with the number of contracts-in-progress during the second quarter of fiscal 1996.

Cost of Sales. Cost of sales increased 67% to $10,696 in the second quarter of fiscal 1997 from $6,422 in the second quarter of fiscal 1996. As a percentage of net sales, cost of sales remained constant at 53%.

Marketing and Selling Expenses. Marketing and selling expenses increased 105% to $3,581 in the second quarter of fiscal 1997 from $1,748 in the second quarter of fiscal 1996. Marketing and selling expenses, as a percentage of net sales, increased to 18% in the second quarter fiscal 1997, from 15% in the second quarter of fiscal 1996. The increase primarily reflects increased spending related to the development of new domestic and foreign market opportunities.

Research and Development Expenses. Research and development expenses increased to $1,468 in the second quarter of fiscal 1997, a 172% increase over the $540 incurred in the second quarter of fiscal 1996. As a percentage of net sales, research and development expenses increased to 7.3% in the second quarter of fiscal 1997 from 4.5% in the second quarter of fiscal 1996. The spending in this vital area reflected the Company's continued emphasis on the development of additional commercial and industrial products, the introduction of new lamp types, and metal halide systems development.

General and Administrative Expenses. General and administrative expenses increased 18% to $1,765 in the second quarter of fiscal 1997 from $1,500 in the second quarter of fiscal 1996. As a percentage of net sales, general and administrative expenses decreased to 9% in the second quarter of fiscal 1997 from 13% in the second quarter of fiscal 1996. The decrease primarily reflects a spending growth rate considerably lower than sales increases through the leveraging of fixed costs as sales levels increase.

Settlements of Claims. During the second quarter of fiscal 1997, the Company paid $475 in an out-of-court settlement of a claim brought by certain former common shareholders of a predecessor of the Company. The charge of $771 ($0.06 per share) in the second quarter of fiscal 1997 represents the $475 settlement plus legal and other directly-related costs, net of anticipated insurance recoveries.

During the second quarter of fiscal 1996, a settlement agreement was entered into by certain principal shareholders of the Company with former preferred shareholders of a subsidiary of the Company (the "Settlement"). Since the Settlement resulted in a transfer of personal shares held by such shareholders, there was no dilution of the ownership interest of the remaining shareholders of the Company. The Settlement was recorded as a noncash expense in the second quarter of fiscal 1996 and an increase to the Company's paid-in-capital. This Settlement resulted in a noncash charge of $2,732 ($0.32 per share).

Income from Operations. As a result of the aforementioned factors, income from operations during the second quarter of fiscal 1997 increased to $1,779, from a loss of $923 during the second quarter of fiscal 1996. As a percentage of net sales, income from operations increased to 9% in the second quarter of fiscal 1997 from (8%) in the second quarter of fiscal 1996.

Interest Expense. Interest expense decreased $299, or 65%, to $163 during the second quarter of fiscal 1997 as compared to $462 for the second quarter of fiscal 1996. This decrease resulted from lower average debt outstanding during the second quarter of fiscal 1997, as compared to the average debt outstanding during the second quarter of fiscal 1996.

Interest Income. Interest income increased to $111 during the second quarter of fiscal 1997, as compared to $28 in the second quarter of fiscal 1996. This increase is attributable to the short-term investments and cash equivalents arising from the availability of the net proceeds of the common stock offering completed during the first quarter of fiscal 1997.

Income Taxes. Income tax expense increased 498% to $576 in the second quarter of fiscal 1997, from $96 for the comparable period of the preceding year. The increase was caused by the utilization of net operating loss carryforwards ("NOLs") with the reversal of an equivalent valuation allowance in the second quarter of fiscal 1996 as compared with the utilization of NOLs in the second quarter of fiscal 1997 with no related valuation allowance reversal.

At June 30, 1996, the Company had United States NOLs for tax purposes of approximately $8,200 to offset future taxable income. These NOLs expire in the fiscal years 2006 through 2011.

Extraordinary Charge. The Company recorded a $103 extraordinary charge (net of applicable income tax benefits of $69) in the second quarter of fiscal 1996, representing costs associated with the early extinguishment of debt.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1995

Net sales. Net sales increased 64% to $38,442 for the first half of fiscal 1997 from $23,509 for the first half of fiscal 1996. This increase was a result of sales growth in all of the Company's product categories -- lamps, lamp components and lamp production equipment -- with the majority occurring in lamps ($9.7 million increase) and lamp production equipment ($3.7 million increase). The increase in lamp and lamp component sales arose primarily from increased unit volume. The increase in equipment sales was attributable to an increase in equipment contracts for the sale of lamp production equipment currently in-progress, as compared with the number of contracts in progress during the first half of fiscal 1996.

Cost of Sales. Cost of sales increased 64% to $20,597 in the first half of fiscal 1997 from $12,552 in the first half of fiscal 1996. As a percentage of net sales, cost of sales remained constant at 53%.

Marketing and Selling Expenses. Marketing and selling expenses increased 88% to $6,642 in the first half of fiscal 1997 from $3,528 in the comparable period of fiscal 1996. Marketing and selling expenses, as a percentage of net sales, increased to 17% in the first half fiscal 1997, from 15% in the first half of fiscal 1996. The increase primarily reflects increased spending related to the development of new domestic and foreign market opportunities.

Research and Development Expenses. Research and development expenses increased to $2,744 in the first half of fiscal 1997, a 163% increase over the $1,045 incurred in the first half of fiscal 1996. As a percentage of net sales, research and development expenses increased to 7% in the first half of fiscal 1997 from 4% in the first half of fiscal 1996. The spending in this vital area reflected the Company's continued emphasis on the development of additional commercial and industrial products, the introduction of new lamp types, and metal halide systems development.

General and Administrative Expenses. General and administrative expenses increased 21% to $3,538 in the first half of fiscal 1997 from $2,930 in the first half of fiscal 1996. As a percentage of net sales, general and administrative expenses decreased to 9% in the first half of fiscal 1997 from 13% in the first half of fiscal 1996. The decrease primarily reflects a spending growth rate considerably lower than sales increases, through the leveraging of fixed costs as sales levels increase.

Income from Operations. As a result of the aforementioned factors, including the effects of the settlements of claims discussed previously, income from operations during the first half of fiscal 1997 increased 490% to $4,056, from $687 during the first half of fiscal 1996. As a percentage of net sales, income from operations increased to 11% in the first half of fiscal 1997 from 3% in the first half of fiscal 1996.

Interest Expense. Interest expense decreased 64%, to $357 during the first half of fiscal 1997 as compared to $985 for the first half of fiscal 1996. This decrease resulted from lower average debt outstanding during the first half of fiscal 1997, as compared to the first half of fiscal 1996.

Interest Income. Interest income increased to $329, or 868% during the first half of fiscal 1997, as compared to $34 in the first half of fiscal 1996. This increase is attributable to the short-term investments and cash equivalents arising from the availability of the net proceeds of the common stock offering completed during the first half of fiscal 1997.

Income Taxes. Income tax expense increased 430% to $1,407 in the first half of fiscal 1997, from $265 for the comparable period of the preceding year. The increase was caused by the utilization of net operating loss carryforwards ("NOLs") with the reversal of an equivalent valuation allowance in the first half of fiscal 1996 as compared with the utilization of NOLs in the first half of fiscal 1997 with no related valuation allowance reversal.

At June 30, 1996, the Company had United States NOLs for tax purposes of approximately $8,200 to offset future taxable income. These NOLs expire in the fiscal years 2006 through 2011.

Extraordinary Charge. The Company recorded a $103 extraordinary charge (net of applicable income tax benefits of $69) in the first half of fiscal 1996, representing costs associated with the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal financial requirements are for manufacturing equipment, market development activities, research and development efforts, investments in business acquisitions, joint ventures, and working capital. These requirements have been, and will continue to be, financed through a combination of cash flow from operations, borrowings under various credit facilities and the remaining proceeds from the July 1996 issuance of common stock currently invested in short-term instruments.

At December 31, 1996, working capital advances outstanding under the Company's revolving credit agreements were $9,536. Under the agreements, the unpaid principal balance (together with accrued interest thereon) is payable in March 1999. Working capital advances bear interest at the option of the Company at a rate per annum equal to: (i) the higher of (a) the prime rate minus 0.5% or (b) the Federal Funds Rate; or (ii) the average LIBOR plus 2.5%. At December 31, 1996, the interest rate was 7.75%.

Net cash used in operating activities during the six months ended December 31, 1996 totaled $6,331, of which $11,105 of operating cash flow was related to operating assets and liabilities; primarily: (i) higher accounts receivable arising from increased sales; (ii) an increase in inventory levels to support higher lamp service levels; (iii) increased other assets; and, (iv) the payment of accounts payable.

The Company's working capital at December 31, 1996 was $44,094 as compared to $17,341 at June 30, 1996. During July 1996, the Company received $33,103 of proceeds from the sale of 2,452,050 shares of its common stock in connection with a public offering. Underwriting fees amounted to $1,913 and additional costs associated with the public offering primarily for legal, accounting, consulting, and printing fees amounted to

$1,099. The net proceeds were $30,091, of which, $14,800 was used to reduce outstanding debt under the Company's domestic Revolving Credit and Security Agreement (the "Loan Agreement"). The remaining net proceeds were used to purchase short-term investments and cash equivalents.

Capital expenditures, primarily for production equipment and leasehold improvements, totaled $6,105 in the first half of fiscal 1997.

During November 1996 the Company entered into a 50% joint venture in the formation of Lighting Professionals, Inc., to provide technical services and designs for advanced optical systems used in conjunction with metal halide lighting.

During December 1996, a newly-organized subsidiary of the Company, Advanced Cable Lite Corporation, acquired all of the assets (and assumed certain liabilities) of Cable Lite Corporation in exchange for 50,000 shares of the Company's Common Stock (valued at $975), with an additional 50,000 shares of Common Stock contingently issuable based upon the market price of the shares during the month of June 1998. Advanced Cable Lite Corporation designs, manufactures and sells fiber optic and fiber light products.

On January 31, 1997, the Company completed the purchase of certain assets of Web Design Associates, Inc., a company engaged in consumer product design and development for approximately $619 in cash.

On February 11, 1997, the Company acquired certain assets and the outstanding shares of Ballastronix, Inc., a company focused on designing, manufacturing and marketing of electromagnetic power supplies for metal halide lighting systems. The purchase price consisted of $5,511 in cash and 38,024 shares of the Company's common stock. The funding required to complete the transaction was financed through cash and a portion of the proceeds from a $8,400 term-loan with a bank (financing completed in early February 1997).

Over the next twelve months, the Company intends to spend approximately $10,100 on additional production equipment and approximately $5,300 for investments in joint ventures and affiliates. While the Company believes that its available cash, cash flow from operations and available borrowing capability are sufficient to fund its operations for at least the next twelve months, it will consider additional borrowings to finance capital expenditures and investments when deemed appropriate.

PART II.  OTHER  INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         (c) On December 23, 1996, a newly-organized subsidiary of the Company, Advanced Cable Lite Corporation, acquired all of the assets (and assumed certain liabilities) of Cable Lite Corporation (the "Seller") in exchange for the Company's issuance of 50,000 shares of Common Stock. The Seller will be entitled to receive up to an additional 50,000 shares to the extent the price of the shares (adjusted for certain capital transactions) is less than $30.00 per share at any time during June 1998. In such event, up to 50,000 shares will be issued based on the average market price in May 1998. If the average price is $30 or more per share, no additional shares will be issued. If the average price is between $15 and $30 per share, a proportionate number of additional shares will be issued. If the average price is $15 or less per share, then all 50,000 shares will be issued.

         Advanced Cable Lite is engaged in the business of designing, manufacturing and selling fiber optic and fiber light products and operates out of facilities located in Dallas, Texas.

         The Common Stock was issued to Cable Lite Corporation in a negotiated purchase of assets. Cable Lite is required to transfer the shares to its shareholders in liquidation. Cable Lite and its four shareholders signed an investment representation and agreed to transfer restrictions. The certificates representing the shares bear a restrictive legend. The sale of the shares was exempt pursuant to Sections 4(1) and 4(2) of the Securities Act.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS. An annual meeting of shareholders was held on November 13, 1996. The following sets forth the actions considered and the results of the voting with respect to each action:

         1.       Nominees for director for the term
                  expiring in 1999 -- All Elected.

                                                                                                 ABSTAINED/
                                                                FOR              AGAINST       BROKER NONVOTES

                  Susuma Harada                               12,089,787          23,739               -0-
                  A Gordon Tunstall                           12,089,596          23,930               -0-
                  Richard D. Capra                            12,089,596          23,930               -0-

         2.       Amendment to Articles of Incorporation
                  to increase authorized common shares
                  from 22,000,000 to 80,000,000 shares

                  -- Passed.                                  10,210,812       1,819,477            83,237

         3.       Ratify and approve 1995 Incentive

                  Award Plan -- Passed.                       10,550,888         893,344           669,294

         4.       Ratify appointment of Ernst & Young

                  LLP -- Passed.                              12,090,617           2,900               -0-


ITEM 5.  OTHER INFORMATION.

         (a) The Company does not have pending any litigation that, separately, or in the aggregate, if adversely determined, could reasonably be expected to have a material adverse effect on the Company. The Company and its subsidiaries may, from time-to-time, be a party to litigation or administrative proceedings which arise in the normal course of their business.

         As reported in the Form 10-K for the year ended June 30, 1996, on March 1, 1996, Edmund E. Heartstedt asserted a claim in the United States District Court for the Northern District of Ohio against Wayne R. Hellman, Chief Executive Officer and a director of the Company, and Louis S. Fisi, Executive Vice President and a director of the Company, alleging certain misrepresentations and/or omissions were made to him in connection with: (i) the cash-out of his interest effected by a merger of a Predecessor into the Company, as to which Mr. Heartstedt did not exercise his statutory appraisal rights; and
(ii) the purchase by Mr. Hellman of Mr. Heartstedt's beneficial interest in a trust controlled by Mr. Hellman. On July 2, 1996, the Complaint in this action was amended to add the Company as an additional defendant (the Amended Complaint is referred to as the "Heartstedt Claim.") Mr. Heartstedt alleged that the misrepresentations and/or omissions made by Mr. Fisi and others on behalf of Messrs. Hellman and Fisi and the Company caused him direct damages which he believed exceed $900,000. The suit also claimed punitive damages in an undetermined amount believed by the Plaintiff to exceed $2.7 million. Messrs. Hellman and Fisi and the Company denied the allegations and vigorously defended the claim. On August 23, 1996, John Hazen filed a claim (the "Hazen Claim") in the United States District Court for the Northern District of Ohio against the Company and Messrs. Hellman and Fisi, alleging that Mr. Hazen was or is a partner of Mr. Heartstedt and asserting claims identical to the Heartstedt Claim regarding the cash-out of Mr. Hazen's interest effected by the same merger involved in the Heartstedt claim, as to which Mr. Hazen did not exercise statutory appraisal rights. Mr. Hazen alleged that the alleged misrepresentations by Mr. Fisi and others on behalf of the Company caused him direct damages which he believed exceed $400,000. The suit also claimed punitive damages in an undetermined amount believed to exceed $1,200,000. Messrs. Hellman and Fisi and the Company denied the allegations and vigorously defended the claim.

         On November 29, 1996, the Company and Messrs. Hellman and Fisi reached an out-of-court settlement of both the Heartstedt Claim and the Hazen Claim for an aggregate amount of $475,000. The charge of $771,000 in the second quarter of fiscal 1997 represents the $475,000 settlement costs plus legal and other directly-related expenses, net of anticipated insurance recoveries.

         (b) On February 11, 1997, the Company acquired certain assets and all of the outstanding shares of Ballastronix, Inc. The negotiated purchase price included $5,511,000 in cash and 38,024 shares of the Company's Common Stock. The funding required to complete the transaction was financed through cash and a portion of the proceeds from an $8,400,000 term loan with a bank. The transaction will be accounted for by the purchase method.

         The Common Stock was issued to five Ballastronix, Inc.
manager/shareholders in a negotiated acquisition. Each of these shareholders signed an investment representation and agreed to transfer restrictions. The shares were issued with a restrictive legend. The sale of the shares was exempt pursuant to Section 4(2) of the Securities Act.

         Ballastronix is engaged in the business of designing, manufacturing, and selling electromagnetic power supplies for the lighting industry. Ballastronix has a single manufacturing facility in Amherst, Nova Scotia. The Company will continue these operations, focusing on power supplies for metal halide lighting systems.

         (c) The following Earnings Statement (Unaudited) for the twelve month period ended December 31, 1996 covers a period of twelve months beginning 20 days after the effective date of the Company's Registration Statement (File No. 33-97902) for its initial public offering, and is hereby made available to security holders pursuant to Rule 158 of the Securities Act of 1933, as amended.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                         Earnings Statement (Unaudited)
                            Twelve month period ended
                                December 31, 1996

                 (In thousands except per share dollar amounts)

Net Sales                                        $ 69,569

Costs and expenses:

  Cost of sales                                    37,209
  Marketing and selling                            11,869
  Research and development                          4,700
  General and administrative                        6,759
  Amortization of intangible assets                   149
  Settlement of claim                                 771
                                                 --------
Income from operations                              8,112

Other income (expense):

  Interest expense                                   (823)
  Interest income                                     429
                                                 --------

Income before income taxes and
   extraordinary charge                             7,718

Income taxes                                        2,052
                                                 --------

Income before extraordinary charge                  5,666

Extraordinary charge, net of applicable income
  tax benefits of $22                                  32
                                                 --------

NET INCOME                                       $  5,634
                                                 ========

Income (loss) per share:

  Before extraordinary item                          0.47
  Extraordinary charge                              (0.01)
                                                 --------

NET INCOME PER SHARE                                 0.46
                                                 ========

Shares used for computing per share amounts        12,141
                                                 ========


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              3.1 Second Amended and Restated Articles of Incorporation [as amended to February 12, 1997]; Second Amendment to Second Amended and Restated Articles of Incorporation.

              3.2 Code of Regulations. Incorporated by reference to Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

              11    Statement re Computation of Earnings Per Share (Unaudited).

              27    Financial Data Schedule.

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 1997           ADVANCED  LIGHTING  TECHNOLOGIES,  INC.


                                  By: /s/ Wayne R. Hellman
                                      -----------------------------
                                          Wayne R. Hellman
                                          Chief Executive Officer

                                  By: /s/ Nicholas R. Sucic
                                      -----------------------------
                                          Nicholas R. Sucic
                                          Chief Financial Officer and Treasurer