Form 10-Q
period 1997-03-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1997-05-15
CIK 1002125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ---------------------------------------

                                    FORM 10-Q

(Mark One)

      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the period ended    March 31, 1997
                    ------------------

                                       or

____         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to  _____________________

                         Commission file number 0-27202

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         OHIO                                                       34-1803229
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


2307 EAST AURORA ROAD,  SUITE 1, TWINSBURG, OHIO                       44087
-------------------------------------------------------------------------------
  (Address of principal executive offices)                           (Zip Code)

                                  216/ 963-6680
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check () whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -------   ------

There were 13,484,058 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of May 9, 1997.



                                      INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                                                                 PAGE NO.
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets - March 31,
                           1997 and June 30, 1996                                     2

                      Condensed Consolidated Statements of Operations -- Three
                           and nine month periods ended March 31, 1997 and
                           March 31, 1996                                             3

                      Condensed Statements of Consolidated Shareholders'
                           Equity - Nine months ended March 31, 1997                  4

                      Condensed Consolidated Statements of Cash Flows -- Nine
                           months ended March 31, 1997 and March 31, 1996             5

                      Notes to Condensed Consolidated Financial Statements            6

Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                 10

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                  N/A

Item 2.           Changes in Securities                                              N/A

Item 3.           Default upon Senior Securities                                     N/A

Item 4.           Submission of Matters to a Vote of Security Holders                N/A

Item 5.           Other Information                                                  N/A

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

------------------------------------------------------------------------------

N/A - Not Applicable

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            (Unaudited)
                                                             MARCH 31,  JUNE 30,
                                                               1997      1996
                                                             --------   --------
                                                              (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                 $  6,208   $  1,682
   Short-term investments                                      10,229          0
   Trade receivables, less allowances of $236 and $287         25,385     13,736
   Receivables from related parties                               186         98
   Inventories:
      Finished goods                                           16,818     10,344
      Raw materials and work-in-progress                        3,693      2,363
                                                             --------   --------
                                                               20,511     12,707
   Prepaid expenses                                             1,657        526
   Deferred taxes                                               1,746      3,517
                                                             --------   --------
Total current assets                                           65,922     32,266

Property, plant and equipment:
   Land and buildings                                           4,308      2,304
   Machinery and equipment                                     25,765     17,298
   Furniture and fixtures                                       7,303      2,994
                                                             --------   --------
                                                               37,376     22,596
   Less accumulated depreciation                                8,016      6,359
                                                             --------   --------
                                                               29,360     16,237

Receivables from related parties                                1,142        913
Investments and other assets                                    8,629      3,316
Excess of cost over net assets of businesses acquired, net      7,267      3,565
                                                             --------   --------
                                                             $112,320   $ 56,297
                                                             ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt     $  1,400   $    972
   Accounts payable                                            11,683      8,790
   Payables to related parties                                    428        434
   Employee-related liabilities                                 2,405      1,859
   Accrued income and other taxes                               1,986        263
   Other accrued expenses                                       4,627      2,607
                                                             --------   --------
Total current liabilities                                      22,529     14,925

Long-term debt                                                 22,952     11,034
Other liabilities                                                  98        161
Deferred taxes                                                  3,583      3,583

Shareholders' equity
   Common stock                                                    13         11
   Paid-in-capital                                             58,815     26,755
   Retained earnings (deficit)                                  4,330       (172)
                                                             --------   --------
                                                               63,158     26,594
                                                             --------   --------
                                                             $112,320   $ 56,297
                                                             ========   ========

See notes to condensed consolidated financial statements


                      ADVANCED LIGHTING TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    MARCH 31,                MARCH 31,
                                             ---------------------    ---------------------
                                                1997        1996        1997       1996
                                              --------    --------    --------    --------
                                             (In thousands, except per share dollar amounts)
Net sales                                     $ 22,334    $ 13,786    $ 60,776    $ 37,295

Costs and expenses:
   Cost of sales                                11,866       7,404      32,463      19,957
   Marketing and selling                         3,894       2,336      10,535       5,864
   Research and development                      1,524         669       4,268       1,714
   General and administrative                    1,880       1,466       5,418       4,395
   Amortization of intangible assets               105          28         199          63
   Settlement of claim                              --          --         771          --
   Noncash settlement of claim                      --          --          --       2,732
                                              --------    --------    --------    --------
Income from operations                           3,065       1,883       7,122       2,570

Other income (expense):
   Interest expense                               (392)       (211)       (749)     (1,197)
   Interest income                                 283          75         610         110
                                              --------    --------    --------    --------
Income before income taxes and
   extraordinary charge                          2,956       1,747       6,983       1,483
Income taxes                                     1,074         260       2,481         525
                                              --------    --------    --------    --------

Income before extraordinary charge               1,882       1,487       4,502         958

Extraordinary charge, net of applicable
   income tax benefits                              --         (32)         --        (135)
                                              --------    --------    --------    --------

NET INCOME                                    $  1,882    $  1,455    $  4,502    $    823
                                              ========    ========    ========    ========
Earnings (loss) per share:
   Before extraordinary item                  $   0.14    $   0.14    $   0.33    ($  0.04)
   Extraordinary charge                             --       (0.00)         --       (0.02)
                                              --------    --------    --------    --------

NET EARNINGS (LOSS) PER SHARE                 $   0.14    $   0.14    $   0.33    ($  0.06)
                                              ========    ========    ========    ========

Shares used for computing per share amounts     13,802      10,749      13,503       8,999
                                              ========    ========    ========    ========


See notes to condensed consolidated financial statements


                      ADVANCED LIGHTING TECHNOLOGIES, INC.
      CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)
                        NINE MONTHS ENDED MARCH 31, 1997

                                          -------------------------------------
                                          COMMON   PAID-IN   RETAINED
                                          STOCK    CAPITAL   EARNINGS    TOTAL
                                          -------   -------  --------    -------
                                                        (In thousands)

Balance at July 1, 1996                   $    11   $26,755   ($  172)   $26,594

Net income                                     --        --     4,502      4,502

Net proceeds from public offering of
   2,452,050 common shares                      2    30,089        --     30,091

Stock options exercised                        --       434        --        434

Issuance of shares in connection with
   purchases of businesses                     --     1,537        --      1,537
                                          -------   -------   -------    -------

BALANCE AT MARCH 31, 1997                 $    13   $58,815   $ 4,330    $63,158
                                          =======   =======   =======    =======

See notes to condensed consolidated financial statements


                      ADVANCED LIGHTING TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                                MARCH 31,
                                                                         --------------------
                                                                           1997         1996
                                                                         --------    --------
                                                                             (In thousands)
OPERATING ACTIVITIES
   Net income                                                            $  4,502    $    823
   Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
         Depreciation and amortization                                      1,829       1,272
         Deferred income taxes                                              1,782          --
         Noncash settlement of claim                                           --       2,732
         Extraordinary charge                                                  --         135
         Changes in operating assets and liabilities:
            Trade receivables                                              (9,400)     (4,255)
            Inventories                                                    (5,612)     (4,006)
            Prepaids and other assets                                      (2,430)     (1,408)
            Accounts payable and accrued expenses                           2,869       5,845
            Other liabilities                                                 (74)        380
                                                                         --------    --------
                   Net cash (used in) provided by operating activities     (6,534)      1,518

INVESTING ACTIVITIES
   Capital expenditures                                                   (11,589)     (2,462)
   Purchase of short-term investments                                     (10,229)         --
   Purchases of businesses                                                 (6,595)     (3,330)
   Investments in affiliates                                               (1,023)         --
                                                                         --------    --------
                   Net cash used in investing activities                  (29,436)     (5,792)

FINANCING ACTIVITIES
   Proceeds from revolving credit facility                                 65,189      10,580
   Payments of revolving credit facility                                  (47,344)     (8,084)
   Proceeds from long-term debt                                            14,822       6,478
   Payments of long-term debt and capital leases                           (5,896)     (5,806)
   Issuance of common and preferred stock                                     434         157
   Redemption of common stock                                                  --        (310)
   Redemption of preferred stock and dividends                                 --      (1,101)
   Net proceeds from public offering                                       30,091      23,961
   Use of net proceeds from public offering:
      Payment of long-term debt                                                --      (3,350)
      Payment of revolving credit facility                                (16,800)     (4,429)
      Redemption of warrants                                                   --      (6,199)
      Payment of trade payables                                                --      (4,447)
      Payment of note                                                          --      (1,541)
      Other                                                                    --        (556)
                                                                         --------    --------
                   Net cash provided by financing activities               40,496       5,353
                                                                         --------    --------
Increase in cash and cash equivalents                                       4,526       1,079
Cash and cash equivalents, beginning of period                              1,682       1,030
                                                                         --------    --------
                   CASH AND CASH EQUIVALENTS, END OF PERIOD              $  6,208    $  2,109
                                                                         ========    ========


SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid                                                       $    684    $    870
     Income taxes paid                                                         81         136
     Noncash transactions:
         Equipment acquired through capital leases                          1,004         120
         Stock issued for purchases of businesses                           1,537         500
     Detail of acquisitions:
         Assets acquired                                                 $ 14,212    $  4,974
         Liabilities assumed                                               (5,688)     (1,144)
         Stock issued                                                      (1,537)       (500)
                                                                         --------    --------
         Cash paid                                                          6,987       3,330
             Less cash acquired                                               392          --
                                                                         --------    --------
         Net cash paid for acquisitions                                  $  6,595    $  3,330
                                                                         ========    ========


See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997
                      (In thousands, except per share data)

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

B.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, this information includes all material adjustments, including adjustments of a normal and recurring nature, as well as the charge for the settlement of a claim described in Note D, necessary for a fair presentation. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes; and, actual results could differ from these estimates. Certain reclassifications were made to prior year amounts to conform to the current period presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended

June 30, 1996. Operating results for the three or nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 1997.

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

D.        SETTLEMENT OF A CLAIM

On March 1, 1996, a former common shareholder of a Predecessor asserted a claim in the United States District Court for the Northern District of Ohio against the Chief Executive Officer and a director of the Company, and the Executive Vice President and a director of the Company, and subsequently, a claim against the Company. The claim alleged that certain misrepresentations and/or omissions were made to the former common shareholder in connection with: (i) the Company's purchase of his equity interest effected by a merger of a Predecessor into the Company, as to which the former common shareholder waived his statutory appraisal rights and (ii) the purchase by the Chief Executive Officer of the former common shareholder's beneficial interest in a trust controlled by the Chief Executive Officer. The former common shareholder alleged that the misrepresentations and/or omissions caused direct damages which exceeded $900. The suit also claimed punitive damages in an undetermined amount believed by the former common shareholder to exceed $2,700. On August 23, 1996, another former common shareholder filed similar claims against the Chief Executive Officer and Executive Vice President and the Company seeking direct damages of $400 and punitive damages of $1,200.

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

G.       EARNINGS PER SHARE

Earnings per share (EPS) is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 128, "Earnings per Share," which requires changes in computing and presenting earnings per share, effective for the quarter ended December 31, 1997. Early adoption of FAS No. 128 is prohibited and the impact as it relates to the Company's reported EPS is not expected to be material.

H.       FINANCING ARRANGEMENT

In December 1996, a subsidiary of the Company entered into a three-year financing arrangement with a bank for the purchase of real estate and a building. The arrangement provided $450 to the subsidiary at a twelve-month fixed interest rate of 8.25%, which was equal to the bank's prime lending rate at the date of closing. Thereafter, the interest rate becomes variable based on changes in the bank's prime lending rate. Only interest payments are required for the first year of the loan. During the subsequent 23 months, principal payments of $2 plus interest are required, followed by a final payment of $407 at maturity.

I.       ACQUISITIONS

On January 31, 1997, the Company completed the purchase of certain assets of Web Design Associates, Inc., a company engaged in consumer product design and development for approximately $600 in cash.

On February 11, 1997, the Company acquired the outstanding shares of Ballastronix, Inc., a company focused on designing, manufacturing and marketing of electromagnetic power supplies for metal halide lighting systems. The purchase price consisted of $5,511 in cash and 38,024 shares of the Company's common stock. The transaction was financed through cash on-hand and a portion of the proceeds from a $8,400 term-loan with a bank. The transaction has been accounted for by the purchase method.

J.    INVESTMENT SUBSEQUENT TO MARCH 31, 1997

On April 2, 1997, the Company invested approximately $3,800 of cash in exchange for a 30% interest in Koto Luminous Co., Ltd., the Company's sole agent in Japan. Subsequent to the date of investment, Koto Luminous, a marketer and distributor of metal halide lamps, began doing business under the name Venture Lighting Japan. Using the proceeds of the investment and an additional investment by an affiliate, Venture Lighting Japan will equip and operate a metal halide lamp manufacturing facility in Japan, which is expected to be operational in October 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars in thousands, except per share dollar amounts)

This report on Form 10-Q may contain forward-looking statements. For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.

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

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's Condensed Consolidated Statements of Operations for the indicated periods:

                                            ------------------------------------
                                            THREE MONTHS ENDED  NINE MONTHS ENDED
                                                 MARCH 31,         MARCH 31,
                                            -------------------------------------
                                              1997     1996       1997      1996
                                            -------------------------------------
Net sales ..............................     100.0%    100.0%    100.0%    100.0%

Costs and expenses:
   Cost of sales .......................      53.1      53.7      53.4      53.5
   Marketing and selling ...............      17.4      16.9      17.3      15.7
   Research and development ............       6.8       4.9       7.0       4.6
   General and administrative ..........       8.4      10.6       8.9      11.8
   Amortization of intangible assets ...       0.5       0.2       0.3       0.2
   Settlement of claim .................        --        --       1.3        --
   Noncash settlement of claim .........        --        --        --       7.3
                                           -------------------------------------
Income from operations .................      13.7      13.7      11.7       6.9

Other income (expense):
   Interest expense ....................      (1.8)     (1.5)     (1.2)     (3.2)
   Interest income .....................       1.3       0.5       1.0       0.3
                                           -------------------------------------
Income before income taxes and
   extraordinary charge ................      13.2      12.7      11.5       4.0
Income taxes ...........................       4.8       1.9       4.1       1.4
                                           -------------------------------------
Income before extraordinary charge .....       8.4      10.8       7.4       2.6

Extraordinary charge, net of applicable
   income tax benefits of $91 in 1996 ..        --      (0.2)       --      (0.4)
                                           -------------------------------------
NET INCOME .............................       8.4%     10.6%      7.4%      2.2%
                                           =====================================

NOTE: Columns may not total due to rounding


Factors which have affected the results of operations and net income for the three and nine month periods ended March 31, 1997 as compared to the comparable periods of 1996 are discussed below.

OVERVIEW OF RESULTS OF OPERATIONS--NINE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1996

Income from operations was $7,122 for the nine months ended March 31, 1997, compared with income from operations of $2,570 for the nine months ended March 31, 1996. Net income for the nine months ended March 31, 1997 was $4,502, compared to net income of $823 during the comparable period of fiscal 1996.

The following factors should be considered in comparing the Company's nine month operations:

- Results for fiscal 1997 include a nonrecurring charge of $771 ($0.06 per share) in settlement of a claim.

- Results for fiscal 1996 include a noncash charge of $2,732 ($0.30 per share) in settlement of threatened litigation.

After excluding the above, the Company's operating activities would have resulted in income from operations of $7,893 for the nine months ended March 31, 1997, a 49% increase over the $5,302 of income from operations in the first nine months of fiscal 1996.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

Net sales. Net sales increased 62% to $22,334 for the third quarter of fiscal 1997 from $13,786 for the third quarter of fiscal 1996. This increase was a result of sales growth in lamps ($2.8 million), lamp production equipment ($2.2 million), components ($0.7 million) and the Company's newly-acquired power supply business ($2.5 million). The increase in lamp and component sales was primarily attributable to increased unit volume, while the increase in equipment sales resulted from an increase in equipment contracts in-progress, as compared with the number of contracts-in-progress during the third quarter of fiscal 1996.

Cost of Sales. Cost of sales increased 60% to $11,866 in the third quarter of fiscal 1997 from $7,404 in the third quarter of fiscal 1996. As a percentage of net sales, cost of sales decreased to 53% in the third quarter of fiscal 1997 from 54% in the third quarter of fiscal 1996. This decrease was primarily attributable to leverage arising from higher lamp and lamp production equipment sales as compared to the third quarter of fiscal 1996, partially offset by lower gross margin sales at the Company's newly-acquired power supply business (a condition the Company expects to improve over the next two years).

Marketing and Selling Expenses. Marketing and selling expenses increased 67% to $3,894 in the third quarter of fiscal 1997 from $2,336 in the third quarter of fiscal 1996. The increase reflected the Company's efforts to develop domestic and foreign metal halide market opportunities and increased marketing of its new portable lighting systems. Marketing and selling expenses, as a percentage of net sales, remained relatively constant at approximately 17%.

Research and Development Expenses. Research and development expenses increased to $1,524 in the third quarter of fiscal 1997, a 128% increase over the $669 incurred in the third quarter of fiscal 1996. As a percentage of net sales, research and development expenses increased to 7% in the third quarter of fiscal 1997 from 5% in the third quarter of fiscal 1996. The spending in this vital area reflected the Company's continued emphasis on the development of additional commercial and industrial products, the introduction of new lamp types, and metal halide systems development.

General and Administrative Expenses. General and administrative expenses increased 28% to $1,880 in the third quarter of fiscal 1997 from $1,466 in the third quarter of fiscal 1996. As a percentage of net sales, general and administrative expenses decreased to 8% in the third quarter of fiscal 1997 from 11% in the third quarter of fiscal 1996. The decrease primarily reflects a spending growth rate considerably lower than sales increases through the leveraging of fixed costs as sales levels increase.

Income from Operations. As a result of the aforementioned factors, during the third quarter of fiscal 1997 income from operations increased 63% to $3,065, from $1,883 during the third quarter of fiscal 1996. As a percentage of net sales, income from operations remained constant at 14%.

Interest Expense. Interest expense increased to $392 during the third quarter of fiscal 1997 as compared to $211 for the third quarter of fiscal 1996. This increase resulted from a higher average debt outstanding during the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996.

Interest Income. Interest income increased to $283 during the third quarter of fiscal 1997, as compared to $75 in the third quarter of fiscal 1996. This increase is attributable to the short-term investments and cash equivalents arising from the availability of the net proceeds of the common stock offering completed during the first quarter of fiscal 1997.

Income Taxes. Income tax expense increased 313% to $1,074 in the third quarter of fiscal 1997, from $260 for the comparable period of the preceding year. The increase was caused by the utilization of net operating loss carryforwards ("NOLs") with the reversal of an equivalent valuation allowance in the third quarter of fiscal 1996 as compared with the utilization of NOLs in the third quarter of fiscal 1997 with no related valuation allowance reversal.

At June 30, 1996, the Company had United States NOLs for tax purposes of approximately $8,200 to offset future taxable income. These NOLs expire in the fiscal years 2006 through 2011.

Extraordinary charge. The Company recorded a $32 extraordinary charge (net of applicable income taxes of $22) in the third quarter of fiscal 1996, representing costs associated with the early extinguishment of debt.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1996

Net sales. Net sales increased 63% to $60,776 for the nine months ended March 31, 1997 from $37,295 for the nine months ended March 31, 1996. This increase was a result of sales growth in lamps ($12.5 million), lamp production equipment ($6.0 million), components ($2.1 million) and the Company's newly-acquired power supply business ($2.5 million). The increase in lamp and component sales arose primarily from increased unit volume, while the increase in equipment sales was attributable to an increase in equipment contracts for the sale of lamp production equipment currently in-progress, as compared with the number of contracts in-progress during the first three quarters of fiscal 1996.

Cost of Sales. Cost of sales increased 63% to $32,463 in the nine months ended March 31, 1997 from $19,957 in the same period of the preceding year. As a percentage of net sales, cost of sales remained relatively constant at 53.4% during the nine months ended March 31, 1997 compared to 53.5% in the nine months ended March 31, 1996.

Marketing and Selling Expenses. Marketing and selling expenses increased 80% to $10,535 in the nine months ended March 31, 1997 from $5,864 in the nine months ended March 31, 1996. Marketing and selling expenses, as a percentage of net sales, increased to 17% during the first three quarters of fiscal 1997, from 16% in the same period of fiscal 1996. The increase primarily reflects increased spending related to the development of new domestic and foreign market opportunities.

Research and Development Expenses. Research and development expenses increased to $4,268 in the nine months ended March 31, 1997, a 149% increase over the $1,714 incurred in the comparable period of fiscal 1996. As a percentage of net sales, research and development expenses increased to 7% in the first three quarters of fiscal 1997 from 5% in the first three quarters of fiscal 1996. The spending in this vital area reflected the Company's continued emphasis on the development of additional commercial and industrial products, the introduction of new lamp types, and metal halide systems development.

General and Administrative Expenses. General and administrative expenses increased 23% to $5,418 in the nine months ended March 31, 1997 from $4,395 in the comparable period of fiscal 1996. As a percentage of net sales, general and administrative expenses decreased to 9% in the first three quarters of fiscal 1997 from 12% in the same period of fiscal 1996. The decrease primarily reflects a spending growth rate considerably lower than sales increases, through the leveraging of fixed costs as sales levels increase.

Settlement of Claims. On March 1, 1996, a former shareholder of a Predecessor asserted a claim against certain officers and directors of the Company, and subsequently against the Company, seeking $3,600 in damages relating to the redemption of his shares prior to the Combination. On August 23, 1996, another former shareholder of the same predecessor filed a similar claim against the Company and such officers and directors seeking damages of $1,600. On November 29, 1996, the Company and such officers and directors entered into a settlement of both claims for an aggregate amount of $475. The charge of $771 in the nine month period ended March 31, 1997 represents the $475 settlement plus legal and other directly-related costs, net of anticipated insurance recoveries.

On October 27, 1995, several former shareholders of the same predecessor whose shares were redeemed in August 1995 (prior to the Combination), asserted a claim against certain officers of the Company. On November 15, 1995, such officers entered into a settlement agreement with the former shareholders (the "Settlement") whereby they transferred, from their personal holdings, an aggregate of 273,185 shares of Common Stock to the former shareholders. Since the Settlement resulted in a transfer of personal shares held by such officers, there was no dilution of the ownership interests of other shareholders of the Company. The Settlement was recorded as a noncash expense and an increase in paid-in capital in December 1995.

Income from Operations. As a result of the aforementioned factors, including the effects of the settlements of claims discussed previously, income from operations during the nine months ended March 31, 1997 increased 177% to $7,122, from $2,570 during the nine months ended March 31, 1996. As a percentage of net sales, income from operations increased to 12% in the first three quarters of fiscal 1997 from 7% in the first three quarters of fiscal 1996.

Interest Expense. Interest expense decreased 37%, to $749 during the nine months ended March 31, 1997 as compared to $1,197 for the comparable period of the preceding year. This decrease resulted from lower average debt outstanding during the first three quarters of fiscal 1997, as compared to the first three quarters of fiscal 1996.

Interest Income. Interest income increased to $610, or 454% during the nine month period ended March 31, 1997, as compared to $110 in the nine months ended March 31, 1996. This increase is attributable to the short-term investments and cash equivalents arising from the availability of the net proceeds of the common stock offering completed during July, 1996.

Income Taxes. Income tax expense increased 373% to $2,481 for the nine months ended March 31, 1997, from $525 for the comparable period of the preceding year. The increase was caused by the utilization of net operating loss carryforwards ("NOLs") with the reversal of an equivalent valuation allowance in the first three quarters of fiscal 1996 as compared with the utilization of NOLs in the first three quarters of fiscal 1997 with no related valuation allowance reversal.

At June 30, 1996, the Company had United States NOLs for tax purposes of approximately $8,200 to offset future taxable income. These NOLs expire in the fiscal years 2006 through 2011.

Extraordinary Charge. The Company recorded a $135 extraordinary charge (net of applicable income tax benefits of $91) in the nine months ended March 31, 1996, representing costs associated with the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal financial requirements are for manufacturing equipment, market development activities, research and development efforts, investments in business acquisitions, joint ventures and working capital. These requirements have been, and the Company expects they will continue to be, financed through a combination of cash flow from operations, borrowings under various credit facilities and the sales of common stock (including the remaining proceeds from the July 1996 issuance of common stock currently invested in short-term instruments).

During July 1996, the Company received $33,103 of proceeds from the sale of 2,452,050 shares of its common stock in connection with a public offering. Underwriting fees amounted to $1,913 and additional costs associated with the public offering primarily for legal, accounting, consulting, and printing fees amounted to $1,099. The net proceeds were $30,091, of which, $16,800 was used to reduce outstanding debt under the Company's domestic Revolving Credit and Security Agreement (the "Loan Agreement"). The remaining net proceeds were used to purchase short-term investments and cash equivalents.

Net cash used in operating activities during the nine months ended March 31, 1997 amounted to $6,534, and was primarily used for higher accounts receivable arising from increased sales and an increase in inventory levels to support higher sales service levels.

At March 31, 1997, working capital advances outstanding under the Company's revolving credit agreements were $10,970. Under the agreements, the unpaid principal balance (together with accrued interest thereon) is payable in March 1999. Working capital advances bear interest at the option of the Company at a rate per annum equal to: (i) the higher of (a) the prime rate minus 0.5% or (b) the Federal Funds Rate; or (ii) the average LIBOR plus 2.5%. At March 31, 1997, the interest rate was 8.0%.

The Company's working capital at March 31, 1997 was $43,393 as compared to $17,341 at June 30, 1996, resulting in a working capital ratio of 2.9 to 1.0, compared to 2.2 to 1.0 at June 30, 1996.

Capital expenditures, primarily for production equipment and leasehold improvements, totaled $11,589 in the first three quarters of fiscal 1997.

On January 31, 1997, the Company completed the purchase of certain assets of Web Design Associates, Inc., a company engaged in consumer product design and development for approximately $600 in cash.

On February 11, 1997, the Company acquired certain assets and the outstanding shares of Ballastronix, Inc., a company focused on designing, manufacturing and marketing of electromagnetic power supplies for metal halide lighting systems. The purchase price consisted of $5,511 in cash and 38,024 shares of the Company's common stock. The funds to complete the transaction were financed through the use of a portion of the proceeds from a $8,400 term-loan with a bank.

On April 2, 1997, the Company invested approximately $3,800 of cash in exchange for a 30% interest in Koto Luminous Co., LTD., the Company's sole agent in Japan. Subsequent to the date of investment, Koto Luminous, a maker and distributor of metal halide lamps, began doing business under the name Venture Lighting Japan. Using the proceeds of the investment and an additional investment by an affiliate, Venture Lighting Japan will equip and operate a metal halide lamp manufacturing facility in Japan, which is expected to be operational in October 1997.

Over the next twelve months, the Company intends to spend approximately $16,900 on additional production equipment. In addition, investments will be made in joint ventures and affiliates as opportunities arise. While the Company believes that its available cash, cash flow from operations and available borrowing capability are sufficient to fund its operations for at least the next twelve months, it will consider additional borrowings to finance capital needs when deemed appropriate.

PART II.  OTHER  INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 Second Amended and Restated Articles of Incorporation [as amended to February 12, 1997]; Second Amendment to Second Amended and Restated Articles of Incorporation.*

                  3.2      Code of Regulations.**

                  4.1      Reference is made to Exhibits 3.1 and 3.2.

                  4.2      Form of Stock Certificate for Common Stock of the
                           Company.**

                  9.1 Form of Voting Trust Agreement dated as of October 10, 1995 by and among the Company, Wayne R. Hellman, Louis S. Fisi, David L. Jennings, Robert S. Roller, Juris Sulcs, James F. Sarver, Brian A. Hellman, and Lisa Hellman, as amended December 20, 1995.**

                  9.2      Form of Irrevocable Proxy.**

                  11       Statement re Computation of Earnings Per Share
                           (Unaudited).

                  27       Financial Data Schedule.

                  99.1 Advanced Lighting Technologies, Inc. 1997 Employee Stock Purchase Plan, as amended.

* Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

** Incorporated by reference to Exhibit of same number in Company's Registration Statement on Form S-1, Registration No. 33-97902, Effective December 11, 1995.

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1997                ADVANCED  LIGHTING  TECHNOLOGIES,  INC.


                                  By:  /s/ Wayne R. Hellman
                                     ----------------------------------
                                       Wayne R. Hellman
                                       Chief Executive Officer

                                  By:  /s/ Nicholas R. Sucic
                                     ----------------------------------
                                       Nicholas R. Sucic
                                       Chief Financial Officer


                                  EXHIBIT INDEX
                                  -------------
EXHIBIT NO.    DESCRIPTION OF EXHIBITS                                                   PAGE NO.
-----------    -----------------------                                                   --------
3.1            Second Amended and Restated Articles of Incorporation [as
               amended to February 12, 1997]; Second Amendment to Second
               Amended and Restated Articles of Incorporation.                                *

3.2            Code of Regulations.                                                           **

4.1            Reference is made to Exhibits 3.1 and 3.2.

4.2            Form of Stock Certificate for Common Stock of the Company.                     **

9.1            Form of Voting Trust Agreement dated as of October 10, 1995 by and among the Company, Wayne R. Hellman, Louis S. Fisi, David L.
               Jennings, Robert S. Roller, Juris Sulcs, James F. Sarver, Brian
               A. Hellman, and Lisa Hellman, as amended December 20, 1995.                    **

9.2            Form of Irrevocable Proxy.                                                     **

11             Statement re Computation of Earnings Per Share (Unaudited).

27             Financial Data Schedule.

99.1           Advanced Lighting Technologies, Inc. 1997 Employee Stock Purchase
               Plan, as amended.

*        Incorporated by reference to referenced Exhibit in Company's Quarterly
         Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

**       Incorporated by reference to Exhibit of same number in Company's
         Registration Statement on Form S-1, Registration No. 33-97902,
         Effective December 11, 1995.