Form 10-K
period 1997-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1997-09-29
CIK 1002125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-K
(Mark One)

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934
For the fiscal year ended  June 30, 1997
                           -------------

                                       or
________TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________


                         Commission file number 0-27202

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

             OHIO                                       34-1803229
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2307 EAST AURORA ROAD, SUITE ONE, TWINSBURG, OHIO                  44087
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


                                  216/ 963-6680
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of September 22, 1997 was $283,046,675.

There were 16,446,934 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of September 22, 1997.

                       Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for use at the Annual Shareholders Meeting on November 12, 1997 are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

                                      INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                                                                  PAGE

PART I
    Item 1.       Business.......................................................... 4
    Item 2.       Properties........................................................17
    Item 3.       Legal Proceedings.................................................17
    Item 4.       Submission of Matters to a Vote of Security Holders...............18

PART II
    Item 5.       Market for Registrant's Common Equity and Related Shareholder
                  Matters  .........................................................18
    Item 6.       Selected Financial Data...........................................18
    Item 7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................21
    Item 7A.      Quantitative and Qualitative Disclosures about Market Risk........26
    Item 8.       Financial Statements and Supplementary Data.......................27
    Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................28

PART III
    Item 10.      Directors and Executive Officers of the Registrant................28
    Item 11.      Executive Compensation............................................28
    Item 12.      Security Ownership of Certain Beneficial Owners and Management....28
    Item 13.      Certain Relationships and Related Transactions....................28

PART IV
    Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...28



SIGNATURES..........................................................................32
EXHIBIT INDEX.......................................................................34
-------------------------------------------------------------------------------------

N/A - Not Applicable

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) potential acquisitions or joint ventures by the Company; (ii) the Company's financing plans; (iii) trends affecting the Company's financial condition or results of operations; (iv) continued growth of the metal halide lighting market; (v) the Company's operating strategy and growth strategy; (vi) the declaration and payment of dividends; and (vii) litigation affecting the Company. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The accompanying information contained in this Report, including without limitation the information set forth under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," identifies important factors that could cause such differences.

RISK FACTORS

Dependence on Metal Halide Industry

The Company derives substantially all of its net sales and net income from the sale of metal halide materials, system components and production equipment and the Company's current operations and growth strategy are focused on the metal halide lighting industry. Metal halide is the newest of all commercial lighting technologies, and metal halide lamp sales represented approximately 7% of domestic lamp sales in 1996. The Company's success has been attributable to the increased usage of metal halide lighting in commercial and industrial applications and its future results are dependent upon the further growth of metal halide lighting in these and other applications. There can be no assurance that metal halide products will continue to gain market share within the overall lighting market or that better lighting technologies will not be introduced, displacing metal halide lighting in the market.

Risks Associated with Management of Growth

The Company has experienced significant growth in recent years, which has placed, and could continue to place, a significant strain on its management, employees, finances and operations. To manage growth effectively, the Company must continue to implement changes in many aspects of its business, expand its information systems, increase the capacity and productivity of its materials, system components and production equipment operations, develop its metal halide systems capability and hire, develop, train and manage an increasing number of managerial, production and other employees. Certain of the Company's product line extensions have been, or will be, effected through acquisitions, and the success of these acquisitions will depend on the integration of the acquired operations with the Company's existing operations. If management is unable to anticipate or manage growth effectively, or unable to successfully integrate acquired operations, the Company's operating results could be adversely affected.

Competition and Relationships with Competitors

The Company competes with General Electric Company and its subsidiaries ("General Electric" or "GE"), Philips Electronics N.V. ("Philips") and Siemens A.G.'s OSRAM/Sylvania, Inc. subsidiary ("Sylvania") in the sale of metal halide lamps and with these and a number of other firms that manufacture and sell various other products. GE, Philips and Sylvania have significantly longer operating histories, substantially greater financial, technical and other resources, and larger marketing and distribution organizations than the Company. Although GE, Philips and Sylvania each have focused their efforts on the larger incandescent and fluorescent markets, all three companies produce metal halide lamps and Philips produces power supplies. These three companies dominate the manufacturing, distribution and sale of lighting products. Notwithstanding this competition, the Company purchases a significant quantity of its raw materials and private label lamps from these three companies and derives significant revenue from sales of its materials and system components to each of these three companies Any significant change in the Company's relationships with these companies, or in the manner in which these companies participate in the manufacturing, distribution and sale of metal halide lighting products, could have a material adverse effect on the Company. GE currently holds 535,887 shares of Common Stock of the Company.

Ability to Develop and Broaden Product Categories

The Company has recently broadened its system components product line. The Company also has recently introduced a limited range of products for residential use and expects to develop additional types of metal halide lighting systems. The marketing efforts and strategies for such product extensions are substantially different from those associated with the Company's historical operations. There can be no assurance that the Company will be successful in adding new products to its current product categories or in developing new categories of products.

Dependence upon New Product Introductions

The Company's historical success has been attributable, in large part, to the introduction of new products in each of its product lines to meet the requirements of its customers. The Company's future success will depend upon its continued ability to develop and introduce innovative products, and there can be no assurance of the Company's ability to do so. Even if a new product is developed for a particular type of lighting fixture or application, the product may not be commercially successful in the lighting market. In addition, competitors occasionally have followed the Company's introduction of successful products with similar product offerings. As a result of these and other factors, there can be no assurance that the Company will continue to be successful in introducing new products.

Risks Associated with International Business

The Company has derived an increasing portion of its net sales from its international business. The Company's international joint ventures and operations and its export sales are subject to the risks inherent in doing business abroad, including delays in shipments, adverse fluctuations in currency exchange rates, increases in import duties and tariffs and changes in foreign regulations and political climate. The Company's joint ventures and operations in foreign countries have been and will be granted rights to use the Company's technology. While the Company will attempt to protect its intellectual property rights in these foreign joint ventures and operations, the laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

Protection of Intellectual Property Rights

The Company relies on trade secret, trademark and patent laws to protect its rights to certain aspects of its products, including proprietary manufacturing processes and technologies, product research and concepts and trademarks, all of which the Company believes are important to the success of its products and its competitive position. There can be no assurance that the actions taken by the Company to protect its proprietary rights will be adequate to prevent imitation of its products, processes or technology, that the Company's proprietary information will not become known to competitors, that the Company can effectively protect its rights to unpatented proprietary information or that others will not independently develop substantially equivalent or better products that do not infringe on the Company's intellectual property rights. No assurance can be given that others will not assert rights in, and ownership of, the patents and other proprietary rights of the Company.


Dependence on Key Personnel

The Company is highly dependent on the continued services of Wayne R. Hellman, the Company's founder, President, Chief Executive Officer and principal shareholder. Mr. Hellman and the Company have entered into an employment agreement providing for a term ending December 31, 1998. However, the loss of the services of Mr. Hellman for any reason could have a material adverse effect on the Company.

Control by Principal Shareholder

Mr. Hellman owns beneficially, directly and indirectly, approximately 12.6% of the Company's outstanding shares of Common Stock and, individually and as voting trustee under a voting trust, has the power to vote an aggregate total of 29.8% of the Company's outstanding shares of Common Stock. As a result, Mr. Hellman will be able to significantly influence, and may be able effectively to control, all matters requiring shareholder approval, including the election of directors (and thereby the affairs and management of the Company), amendments to the Company's Articles of Incorporation, mergers, share exchanges, the sale of all or substantially all of the Company's assets, going private transactions and other fundamental transactions.

Environmental Regulation

The Company's operations are subject to federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials as well as laws relating to occupational health and safety. The Company believes that its business, operations and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. However, the operations of manufacturing plants entail risks in these areas, and there can be no assurance that the Company will not incur material costs or liabilities. In addition, potentially significant expenditures could be required to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

Possible Volatility of Stock Price

The Common Stock first became publicly traded in December 1995. Since then, the per share price of the Common Stock has risen substantially from the initial public offering price of $10.00 per share. The market price of the Common Stock may be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by securities analysts, announcements of material events by the Company, developments in the lighting industry or other events or factors. The market price of the Common Stock also may be affected by the Company's ability to meet analysts' expectations, and any failure to meet such expectations, even if minor, could have a material adverse effect on the market price of the Common Stock. In addition, changes in general conditions in the economy or the financial markets could adversely affect the market price of the Common Stock.


                                     PART I

ITEM 1.  BUSINESS

Advanced Lighting Technologies, Inc. is an innovation-driven designer, manufacturer and marketer of metal halide lighting products. Metal halide lighting combines superior energy efficient illumination with long lamp life, excellent color rendition and compact lamp size. The Company believes that it is the only designer and manufacturer in the world focused primarily on metal halide lighting. As a result of this unique focus, the Company has developed substantial expertise in all aspects of metal halide lighting. The Company believes that this focus enhances its responsiveness to customer demand and has contributed to its technologically advanced product development and manufacturing capabilities.

The metal halide market is the fastest growing segment of the domestic lighting market, having grown at a compound annual rate of approximately 15% since 1993. The Company's strong market position, new product development capabilities and participation in international markets have enabled the Company to increase its revenues at rates in excess of the growth of the domestic metal halide market. The Company's sales increased at a compound annual growth rate of 41% to $86.5 million in fiscal 1997 from $30.9 million in fiscal 1994, as the Company has become a vertically integrated provider of metal halide products. The Company has experienced growth in net sales in each of the past 16 consecutive quarters and the Company's sales increased 58% to $86.5 million in fiscal 1997 from $54.6 million in fiscal 1996.

The Company has integrated vertically to design, manufacture and market: (i) materials necessary for the manufacture of metal halide lamps (light bulbs);
(ii) system components necessary to assemble metal halide lighting systems; and
(iii) complete metal halide lighting systems for use or installation by an end user. This integration is illustrated by the following list of principal products:

MATERIALS                 SYSTEM COMPONENTS             SYSTEMS
---------                 -----------------             -------
Metal Halide Salts        Lamps (Light Bulbs):          Portable Lighting
Electrodes                       Specialty                      Fixtures(1)
Amalgams                         Commodity              Fiber Optic Lighting(1)
Getters                   Power Supplies:                       Projection TV
                                 Magnetic                       Optical
                                 Electronic                     Systems(2)
                                 System Controls and
                                        Switches
                          Fiber Optic Cable

----------
(1)      Recent commercial introduction
(2)      Currently in development


The Company also designs, manufactures and markets turnkey lamp production equipment groups that are typically sold to international manufacturers. Such equipment is sold to existing lamp manufacturers or to joint ventures formed by the Company in developing markets. The Company generates revenue from the initial sale of its production equipment and recurring sales of the materials used in lamp production. The Company has also begun to manufacture and market photometric measuring equipment and to market internationally its power supply production equipment.

The Company produces over 300 ultra-pure metal halide salts and believes that it produces 100% of the metal halide salts used in the manufacture of metal halide lamps in the United States and over 80% of salts used worldwide. Metal halide salts are the primary ingredient within the arc tube of metal halide lamps and determine the lighting characteristics of the lamp. The Company currently markets over 240 specialty and 40 commodity-type metal halide lamps, giving it the most diverse product line of any metal halide lamp manufacturer. In addition, the Company offers more than 400 power supply products for metal halide and other discharge lamp systems.

METAL HALIDE

Invented approximately 35 years ago, metal halide is the newest of all major lighting technologies and can produce the closest simulation to sunlight of any available lighting technology. Metal halide lighting is currently used primarily in commercial and industrial applications such as factories and warehouses, outdoor site and landscape lighting, sports facilities and large retail spaces such as superstores. In addition, due to metal halide's superior lighting characteristics, the Company believes many opportunities exist to "metal halidize" applications currently dominated by older incandescent and fluorescent lighting technologies. For example, a 100 watt metal halide lamp, which is approximately the same size as a household incandescent lamp, produces as much light as five 100 watt incandescent lamps and as much as three 34 watt, four foot long fluorescent lamps. While domestic sales of incandescent and fluorescent lamps grew at a compound annual rate of approximately 5% over the last three years, domestic metal halide lamp sales have grown at a compound annual rate of approximately 15% over the same period, making metal halide the fastest growing segment of the approximately $2.7 billion domestic lamp market. In 1996, metal halide accounted for approximately 7% of domestic lamp sales.

The Company believes that the majority of the growth of metal halide has occurred in commercial and industrial applications. Recently, metal halide systems have been introduced in fiber optic, projection television and automotive headlamp applications. The Company believes that additional opportunities for metal halide lighting exist in other applications where energy efficiency and light quality are important. As a result of the Company's dominant position in metal halide materials and lamp production equipment, the Company expects to benefit from continued growth in metal halide markets. In addition, the Company expects to be a leader in metal halide's continued market expansion by providing innovative metal halide system components and integrated systems.

The Company's operating strategies include: (i) remaining focused on the metal halide market; (ii) continuing to pursue vertical integration to expand the Company's ability to introduce new products and applications; and (iii) strengthening the Company's relationships with original equipment manufacturers ("OEMs") and lighting agents to increase the number of applications and the penetration of the Company's products in new metal halide installations. The Company's growth strategy contains four key elements:

      - Introduce New Products, Systems and Applications. The Company intends to develop new products, system components and systems which will permit metal halide to penetrate lighting applications that are currently dominated by older lighting technologies. To further the Company's integrated systems strategy, the Company acquired two manufacturers of power supplies, emphasizing metal halide lighting systems. The Company can now package lamps together with power supplies and other system components, ensuring compatibility and quality, increasing the marketability of these system components to OEM customers and accelerating introduction of new systems.

      - Increase Sales of Existing Products. By expanding existing relationships and developing new relationships with lighting agents and OEMs, the Company expects to increase sales of existing specialty lamps and power supplies. The Company also expects its sales of replacement bulbs to increase as the installed base of the Company's specialty lamps increases and such lamps need to be replaced.

      - Participate in Growing International Markets. Because the Company expects that international growth of metal halide lighting products and systems will exceed domestic growth, the Company intends to directly market its products in developed countries and to pursue joint venture arrangements in developing countries to accelerate metal halide's penetration of international markets.

      - Penetrate the Residential Lighting Market. Over the longer term, the Company intends to penetrate the residential lighting market with metal halide table and floor lamps as well as products designed for residential recessed and track lighting applications. The Company has recently introduced a limited range of metal halide residential lighting fixtures and also has developed a "gear pack" which permits existing incandescent table or floor lamp designs to be adapted to the Company's MICROSUN(TM) technology.

RECENT DEVELOPMENTS

To expand the Company's ability to develop and market new products and metal halide lighting systems, the Company has recently announced a transaction, and during fiscal 1997, entered into a number of other transactions:

On September 18, 1997, the Company and Ruud Lighting, Inc. announced that they had entered into a letter of intent pursuant to which the two companies would combine. Ruud Lighting, which is the leading direct marketer of HID systems, manufactures and markets HID systems for commercial, industrial, outdoor and retail lighting applications. Ruud Lighting's sales for the fiscal year ending November 30, 1997 are expected to exceed $65 million. Under the terms of the proposed agreement, Ruud Lighting shareholders would receive $35.5 million and three million shares of Company Common Stock. The transaction is subject to certain conditions, including completion by the Company of financing arrangements, satisfactory completion of due diligence, and completion of the pre-merger notification process. While no assurance can be given that the conditions will be satisfied or that the terms of the definitive agreement will be successfully negotiated, the transaction is expected to close in January 1998. After closing, Alan Ruud, Ruud Lighting's founder and CEO, will remain in that capacity and join the Company's board as Vice Chairman.

On June 2, 1997, the Company purchased the system component manufacturing and operating assets of W. J. Parry & Co. (Nottingham) Ltd. ("Parry"), a manufacturer and marketer of magnetic power supplies for high intensity discharge lighting systems, based in the United Kingdom. The assets are held by the Company's newly-formed United Kingdom subsidiary which has 171 employees. The assets include a 125,000 square foot manufacturing and warehousing facility in Draycott, England. The purchase price for this acquisition was approximately $8.5 million in cash, which the Company financed through borrowings under its domestic revolving loan.

On May 6, 1997, the Company entered into a joint development agreement with Rohm and Haas Company ("Rohm and Haas"), for the development of advanced fiber optic cable systems using metal halide lamps. The Company is presently negotiating with Rohm and Haas to form a joint venture focused on the manufacture and sale of fiber optic cable and illuminators and fiber optic lighting systems. No assurance can be given that the negotiations will be successfully completed, that the joint venture will be formed or that the joint venture, if formed, will successfully develop or commercialize products. During December 1996, the Company, acquired all of the assets and assumed certain liabilities of Cable Lite Corporation, a designer, manufacturer and marketer of fiber optic cable and fiber optic lighting systems, for 50,000 shares of Common Stock (and up to 50,000 additional shares of Common Stock if the average price per share in May 1998 is less than $30.00). If the proposed joint venture with Rohm and Haas is formed, the Company expects that its capital contribution will consist of $5.0 million, the Advanced Cable Lite operation and the Company's other fiber optic system assets.

On April 2, 1997, the Company invested approximately $3.8 million of cash in exchange for a 30% interest in Koto Luminous Co., Ltd., the Company's sole agent in Japan. Subsequent to the date of investment, Koto Luminous, a maker and distributor of metal halide lamps, began doing business under the name Venture Lighting Japan. Using the proceeds of the investment and an additional investment by a Koto affiliate, Venture Lighting Japan will equip and operate a metal halide lamp manufacturing facility in Japan, which is expected to begin operations in October 1997.

On February 11, 1997, the Company expanded its system components offerings by acquiring Ballastronix, Inc. ("Ballastronix"), a Canadian company focused on designing, manufacturing and marketing magnetic power supplies for high intensity discharge and fluorescent lighting systems. The consideration for the acquisition was approximately $5.5 million and 38,024 shares of Common Stock.

On January 31, 1997, the Company completed the purchase, for approximately $600,000, of certain assets of Web Design Associates, Inc., a company engaged in consumer product design and development which was used initially to facilitate introduction of the Company's residential products. During November 1996, the Company entered into a 50% joint venture in the formation of Lighting Professionals, Inc., to provide technical services and designs for advanced optical system components not manufactured by the Company, such as reflectors and shrouds, used in conjunction with metal halide lighting systems.

PRODUCTS

The Company designs, manufactures and sells metal halide materials, system components and systems, which are used in a wide variety of applications and locations including:


- floodlighting                     - sports and arena lighting        - general lighting
- architectural area lighting       - commercial downlighting          - industrial highbays
- general industrial lighting       - airport and railway station      - tunnel lighting
- billboard and sign lighting               lighting                   - indirect indoor sports
- site lighting                     - gas station canopy lighting            and office lighting
- soffit lighting                   - interior downlighting            - parking garage lighting
- hazardous location lighting       - decorative lighting              - security lighting
- accent lighting                   - retail store downlighting        - landscape lighting
                                            and track lighting

The Company also designs, manufacturers and sells production equipment for the metal halide industry.

Materials

The Company produces and sells metal halide salts, electrodes, amalgams and getters. Metal halide salts are the primary ingredient within the arc tube of metal halide lamps, which determine the lighting characteristics of the lamp. Electrodes form the electrical connections within the lamp. Amalgams are chemicals which are used in the arc tubes of high pressure sodium ("HPS") lamps and in fluorescent lamps. Getters are devices required to be included in each metal halide lamp to remove impurities in the lamp.

The Company produces over 300 different metal halide salts that can be used in metal halide lamps to produce different lighting characteristics. In addition to meeting its own needs, the Company believes it produces all of the metal halide salts used in metal halide lamps manufactured in the United States, including those manufactured by GE, Philips and Sylvania, and a vast majority of metal halide salts used in metal halide lamps manufactured overseas. The Company serves all major lamp manufacturers, each of which uses different metal halide salts. The Company vigorously guards each customers' specific formulas from other customers, including the Company's own lamp engineers. Because of its ability to produce these ultra pure metal halide doses, the Company has also been called upon by its lamp manufacturer customer base to produce most of the amalgams used in the domestic production of HPS lighting and, most recently, to develop and supply a breakthrough amalgam for fluorescent applications.

System Components

The Company's system component products include specialty and commodity lamps, magnetic and electronic power supplies, system controls and switches and fiber optic cable. Specialty lamps are lamps designed and manufactured for particular OEM applications. Commodity lamps are high-volume lamps which the Company typically buys for resale under arrangements with GE and Sylvania. Power supplies are devices which regulate power and are necessary for operation of high intensity discharge ("HID") and fluorescent lamps. System controls and switches are auxiliary electrical controls included in fixtures and systems. Fiber optic cable transmits light from a light source to the place of intended use.

The Company believes it differentiates itself from other metal halide lamp manufacturers by offering a wider variety of lamps, many of which have been customized to offer a specific solution to a lighting problem. Since 1985, the Company believes that it has introduced over 75% of the approximately 200 new lamps in the domestic metal halide lamp industry. Currently, the Company offers over 240 specialty lamp types and 40 commodity-type lamps in 20 different watt variations ranging from 32 watts to 2,000 watts for over 30 different applications. In certain instances, the Company produces these products for its competitors on a private label basis in order to capture sales through competitors' distribution channels. The Company also sells commodity-type lamps which it sources from other manufacturers.

The Company has acquired Ballastronix, a Canadian manufacturer of magnetic and electronic power supplies, and the power supply business of Parry, a manufacturer located in the United Kingdom, in fiscal 1997. These businesses currently offer over 400 power supply products, including a variety of HID (including metal halide) and fluorescent power supplies. The Company also manufactures electronic controls for metal halide lighting systems.

Systems

A metal halide lighting system consists of a lamp, power supply and related electronic controls and switches and any other necessary components assembled into a product for an end user. The Company believes it will be able to combine its metal halide expertise and system component manufacturing capabilities to design, develop, produce and market metal halide systems for innovative applications. Specifically, the Company has developed and begun to market distinctive table and floor fixtures for residential and hospitality applications and is finalizing development of fiber optic lighting systems using metal halide technology.

The Company's residential metal halide lighting systems use a compact 68 watt metal halide lamp (and the necessary electronic power supply) emitting light equivalent to a 300 watt halogen lamp while using less than 25% of the electricity. Additional benefits include longer life and greatly reduced operating temperatures, which dramatically lessen safety concerns. To further facilitate the penetration of the residential market, the Company's "gear pack" permits manufacturers to adapt existing incandescent table and floor lamp designs to the Company's MICROSUN(TM) technology.

The Company is in the early stages of development of an optical light system for use in projection televisions. Recent innovations in projection display have made it possible for a compact light unit to generate substantially larger and clearer imaging than that available in existing projection systems. Currently, television manufacturers are limited by the high cost of existing lighting units. The Company is working with a television manufacturer to develop a low-cost system using a metal halide lamp, electronic power supply and optical controls.

The Company also believes that it has a significant opportunity to introduce metal halide technology to fiber optic lighting systems. Because of metal halide lighting's ability to produce varied lighting effects, it is particularly well-suited to be adapted as the light source for fiber optic lighting systems. Fiber optic lighting systems are currently used in accent applications, such as swimming pool lighting or as replacement lighting for neon lighting, and the Company expects to introduce, through its proposed joint venture, metal halide fiber optic systems for retail applications, such as downlighting and display case lighting.

Production Equipment

The Company is the only manufacturer and marketer of turnkey metal halide lamp production equipment groups, and has begun to market internationally its power supply production equipment. A lamp production equipment group consists of up to 50 different production machines and is capable of producing metal halide lamps. The Company has also begun to manufacture and sell photometric measuring equipment, which is used to measure quantity and quality of light for design and testing of lighting products and systems.

Each lamp production equipment group sells for between $1.0 million to $6.0 million. In order to maintain manufacturing flexibility, the Company must continually update its own system component production equipment, through the internal design and fabrication of production equipment. The Company leverages its manufacturing expertise by selling lamp production equipment groups in international markets to independent companies or to joint ventures formed by the Company. In connection with each lamp production equipment group sale, the Company provides lamp designs and specifications, trains the purchaser in production and creates an on-going customer for its materials products.

PRODUCT DESIGN AND DEVELOPMENT

Management believes one of its key strengths is its ability to design and develop new products. Management has dedicated research and development efforts in each of its product lines. In fiscal 1997 the Company has invested $5.8 million (7% of net sales) in research and development, in fiscal 1996 $3.0 million (5% of net sales) and in fiscal 1995 $1.7 million (4% of net sales). Historically, the Company's efforts primarily have been focused on the development of materials and system components.

Materials. The Company is focused on improving the purity of, and production processes for, metal halide salts. The Company pursues these efforts proactively as well as in response to customer requests for specific metal halide salts. The Company also focuses on designing and developing improved electrodes, amalgams and getters used in lamp manufacturing.

System Components. The Company's product design and development has focused on developing innovative components to meet the specialized needs of various customers,including lighting fixture OEMs. The Company's product design teams work together with OEMs on the design, development and commercialization of new system components. Such collaborative development efforts have resulted in the design of improved metal halide lamps with reduced wattage, better energy efficiency, smaller size and increased life expectancy.

Systems. Since 1996, the Company has increased its focus on design and development of integrated systems. For example, the "gear pack" was designed by leveraging the Company's expertise in materials and system components. The Company expects efforts in this area to become increasingly important as the Company seeks to develop new fiber optic applications and systems for the residential and hospitality markets.

MARKETING AND DISTRIBUTION

Commercial Products

The Company's innovative marketing techniques enabled it to capture approximately 29% of all domestic metal halide lamp sales for new installations in 1996. Since electrical distributors typically market only commodity-type lamps, the Company believes that its specialty lamp products do not lend themselves to the traditional marketing channels associated with commodity-type lamp products. As a result, in initial distribution, the Company markets its metal halide system components through OEMs, which generally have been involved in the design of the lamp, and commissioned lighting agents, who package the Company's lamps and power supplies in their bids on each construction or renovation project. Due to the fact that the Company's lamps are produced to the specifications required to match a particular fixture or use by an OEM, the Company's lamp will generally be included with the fixture each time the fixture is sold. The Company intends to market complementary lamps and power supplies as a package to provide better service to its OEM customers, as well as to increase sales.

The Company also has distributed its metal halide lamps through lighting agents. Unlike GE, Philips and Sylvania that each have extensive local distributor relationships, the Company has entered into agency agreements with lighting agents who represent a full line of fixture manufacturers, under which the agent receives a commission for selling the Company's lamps. The Company believes it is the only major lamp manufacturer to distribute its products through lighting agents. This relationship allows the lighting agent to package the Company's metal halide lamps with the other products included in its bid on a project. By bidding a more complete or unique package, the lighting agent has a competitive advantage over less complete bids and, if selected, earns a commission on Company lamps sold, which agents previously did not receive.

The Company intends to increase its sales of replacement lamps through direct marketing. First, since 1994, the Company has printed its toll-free number on each lamp that it sells allowing a customer to call the Company, rather than an electrical distributor, to order the replacement lamp directly from the Company. This enables the customer to speak to a more knowledgeable representative, thereby increasing the accuracy and efficiency of service to the end user. This interaction also allows the Company to suggest enhanced products better suited for the end user's needs. In addition, the Company telemarkets replacement lamps in connection with catalogue distributions. Lamps are delivered by overnight courier to end users, thereby providing service efficiency comparable to local electrical distributors. The Company estimates it sold less than 1% of all replacement metal halide lamps in 1996. Given the expected life of the Company's lamps, the Company is only now beginning to benefit from this strategy. Replacement lamps are typically sold at a higher margin than lamps sold initially through OEMs or lighting agents.

In addition to packaging power supplies with lamps, the Company is continuing direct marketing to OEMs and sales through electrical distributors.

The Company markets its metal halide materials to other metal halide lamp manufacturers, primarily GE, Philips and Sylvania. The Company informs these customers of its capabilities through seminars and direct marketing materials. The Company also markets lamp materials to its joint venture partners. In addition, the Company works very closely with its customers to manufacture materials according to their specifications. Certain customer-developed materials are considered proprietary to the Company's customers.

In marketing its production equipment internationally, the Company seeks out the most technically advanced lamp manufacturers in each country or the Company is approached by foreign lamp manufacturers seeking to acquire the technology. The Company initially sends a catalogue to these manufacturers, then later calls on these manufacturers to determine their needs. The Company develops a customized configuration for the production equipment to meet the customers' needs. The Company believes its ability to supply a full range of materials provides it an advantage in selling production equipment.

International sales aggregated $41.0 million (47% of net sales) for fiscal 1997, $16.3 million (30% of net sales) for fiscal 1996 and $12.1 million (30% of net sales) for fiscal 1995. For more detailed information regarding the Company's international operations, see Note S to the Company's audited consolidated financial statements.

Residential Products

The Company has begun preliminary manufacturing, marketing and sales of portable metal halide fixtures for the residential and hospitality markets. The Company intends to pursue a strategy of branding its products under its MICROSUN(TM) brand name to create brand identity, differentiating it from potential competitors, as well as establishing brand loyalty. In fiscal 1996, the Company conducted focus groups where various examples of incandescent table lamps and table lamps containing the MICROSUN(TM) metal halide lighting system were presented to and compared by various potential customers. The responses received by the Company were favorable, and using information obtained in the focus group sessions, the Company designed a line of table lamps and produced a catalogue to market these lamps. The Company has successfully marketed similar lamps to selected hotel chains to provide well-lit work areas for business travelers. The Company has received orders from several select lighting showrooms in Cleveland, Ohio to further test market the sale of table lamps using its MICROSUN(TM) brand name. The Company has commenced limited commercial production of MICROSUN(TM) brand products. There can be no assurance that the Company will successfully introduce metal halide lighting into the residential market.

General

Historically, the Company's sales have not been subject to seasonal variation. The Company's marketing and distribution generally do not result in a meaningful backlog for its products.

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

The Company produces magnetic power supplies at its facility in Amherst, Nova Scotia, which operates five days a week with one full shift and a partial second shift. The Company produces magnetic and electronic power supplies at its facility in Draycott, England, which operates five days a week with one full shift. The manufacture of magnetic power supplies is a combination of batch and production line processes. The production line process starts with a coil winding department, progresses to an in-line coil and core operation and then to final assembly. Subassemblies for ignitors and capacitors are located off-line in a batch operation for inclusion in final assembly.

The Company produces all of the metal halide salts it uses and sells at its facility in Urbana, Illinois. The Urbana facility with 65 employees working a single shift also produces precision metal pieces, precision metal electrode leads and high speed dose dispensers which are used by the Company and sold to other metal halide lamp manufacturers.

The Company manufactures production equipment for metal halide lamp production at its facility in Bellevue, Ohio. This equipment is used for the Company's lamp production and is also sold to other lamp manufacturers worldwide. The Company internally manufactures many critical and proprietary parts for its production equipment. It purchases commercial components and has other parts built to its specifications by a number of local suppliers. The Company assembles and tests this production equipment as well as trains customers in its use. The Company supplies extensive product, quality, process and training documentation with the production equipment.

RAW MATERIALS AND SUPPLIERS

The Company sources its raw materials from a variety of suppliers. Presently, it sources most of its quartz tubing and pyrex bulbs for lamps from GE. The Company purchases certain of its industrial commodity-type lamps from GE and Sylvania. This enables the Company to use its production equipment to produce more specialty, higher margin lamp types. Although an interruption in these supplies could disrupt the Company's operations, the Company believes that alternative sources of supply exist and could be arranged prior to the interruption having a material adverse effect on the Company's operations or sales. The materials for the Company's power supply products are readily available on the open market.

Most of the raw materials used in the production of metal halide salts can be sourced from several suppliers. The Company has been the dominant supplier of metal halide salts to the metal halide lamp industry for many years. Therefore, the Company has focused on addressing any circumstance which could jeopardize the continued production of these vital materials. Since the Company is the primary supplier of metal halide salts to the metal halide lamp industry, any disruption in supply would also affect each producer of the affected lamp type.

The power supplies for the Company's MICROSUN(TM) systems are manufactured for the Company by a single supplier. The Company believes that in the case of any disruption of this supply, alternative sources of these power supplies can be arranged prior to any material adverse effect on the Company's sales.

COMPETITION

General

Metal halide systems compete with other types of lighting technology for many applications. Metal halide technology is the newest of all lighting technologies and although the market awareness and the uses of metal halide lamps continue to grow, competition exists from older technologies in each metal halide application.

Materials

The Company produces materials which are used by the Company and virtually all other manufacturers of metal halide lamps. In metal halide salts, where the Company has successfully used its technology focus and manufacturing capability to develop superior products, the Company has no competitors in the United States. In overseas markets, one lamp manufacturer produces metal halide salts, principally for its own use. In other materials categories, the Company's chief competition is internal production by GE, Philips and Sylvania.

System Components

GE, Philips and Sylvania are the Company's principal competitors in the production of metal halide lamps. Although GE, Philips and Sylvania have focused their efforts on the larger incandescent and fluorescent markets, all three companies produce metal halide lamps. These three companies have emphasized sales of a relatively small variety of commodity-type metal halide lamps, such as those found in the most common commercial and industrial applications, which the Company believes represents approximately 75% of the total metal halide lamp segment. Although the Company believes its technical and engineering expertise in the production of specialty metal halide lamps and its unique marketing approach give it a competitive advantage in this market, the Company's three primary competitors have significantly longer operating histories, substantially greater financial, technical and other resources and larger marketing and distribution organizations than the Company and could potentially expand their focus into specialty lamps.

The Company does not believe that the foreign lamp manufacturers to whom the Company sells lamp production equipment compete with the Company's specialty products. Due to the technical and engineering expertise required to produce a new type of metal halide lamp, these purchasers have typically only produced the commodity-type lamps in which they have been trained by the

Company. Although these purchasers could potentially produce specialty lamp types to compete with the Company, these purchasers would need to independently develop the expertise required to produce specialty metal halide lamps.

The Company's North American and European power supply products compete primarily with products of two manufacturers, Advance Transformers, a subsidiary of Philips, and MagneTek, both headquartered in the United States. Both these companies have focused on the large fluorescent power supply market whereas the focus of the Company's acquisitions, Ballastronix and Parry, has been in HID magnetic power supplies for use primarily in metal halide applications.

Systems

The Company's systems are in the early stages of commercial development. The Company's portable metal halide lighting fixtures compete with portable lamps using older technology, primarily incandescent, including halogen, and compact fluorescent, manufactured by a large number of established manufacturers. The Company's initial fiber optic systems will compete primarily with fiber optic products using older lighting technology as well as conventional systems using multiple lamps and fixtures.

Production Equipment

The Company believes it is the only source of turnkey metal halide lamp manufacturing equipment groups.

RELATIONSHIPS WITH GENERAL ELECTRIC AND OTHER MAJOR LAMP MANUFACTURERS

As described above under "Competition," the Company competes with GE, Philips and Sylvania in the sale of its products, and these three companies dominate the manufacturing, distribution and sale of lighting products. Notwithstanding this competition, the Company purchases a significant quantity of its raw materials and private label lamps from these three companies (aggregating $10.5 million in fiscal 1996, of which $8.2 million was from GE, and $8.4 million in fiscal 1997, of which $4.0 million was from GE) and derives significant revenue from sales of its materials and system components to each of these three companies (aggregating $10.3 million in fiscal 1996, of which $5.7 million was to GE, and $9.3 million in fiscal 1997, of which $5.1 million was to GE). Any significant change in the Company's relationships with these companies, or in the manner in which these companies participate in the manufacturing, distribution and sale of metal halide lighting products, could have a material adverse effect on the Company. GE currently holds 535,887 shares of Common Stock, which represent approximately 3.3% of the issued and outstanding Common Stock of the Company.

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

ENVIRONMENTAL REGULATION

The Company's operations are subject to federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials as well as laws relating to occupational health and safety. The Company believes that its business, operations and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.

However, the operations of manufacturing plants entail risks in these areas, which could potentially result in significant expenditures in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

In 1993, the Company entered into a consent decree with the City of Solon Sewer District ("Solon") with respect to the discharge of mercury into the sewer system from its Solon, Ohio plant operations. The Company instituted procedures to comply with this consent decree, and the consent decree expired by its terms due to the Company's operation within required discharge limits for the period required by the decree. However, routine sampling of the effluent by Solon between September 1995 and September 1996 revealed instances of mercury discharge in excess of the limits imposed by Solon. Subsequent tests conducted by Solon showed mercury discharges within required limits. The Company has implemented a plan intended to prevent intermittently exceeding Solon's mercury standards in the future. The Company believes the cost of continued compliance will not have a material effect on its financial position or results of operations.

The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its future financial position or results of operations. Capital expenditures and operating expenses in fiscal 1995, fiscal 1996 and fiscal 1997 attributable to compliance with such legislation were not material.

EMPLOYEES

As of June 30, 1997, the Company had approximately 1,182 full-time employees, consisting of employees engaged in the designing, manufacturing and marketing of materials (70 employees), system components (903 employees), systems (65 employees) and production equipment (111 employees) and 33 employees in corporate/administrative services. The Company believes that its employee relations historically have been good. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

ITEM 2. PROPERTIES

The Company's headquarters are located in Twinsburg, Ohio, and the Company maintains manufacturing facilities in Ohio, Illinois, Texas, Nova Scotia, Canada and England. Set forth below is certain information with respect to the Company's principal facilities:


                                                                                APPROXIMATE
                                                                                   SQUARE         OWNED/
FACILITY LOCATON                      ACTIVITIES                                   FOOTAGE        LEASED
------------------------     ------------------------------------------------   -----------   --------------

 NORTH AMERICA

 Solon, Ohio                 Systems components manufacturing,                     150,000        Leased
                                  office space

 Bellevue, Ohio              Systems components manufacturing,                      60,000        Leased
                                  production equipment manufacturing

 Cleveland, Ohio             Residential fixture manufacturing                      45,000        Owned

 Amherst, Nova Scotia,
     Canada                  Power supply manufacturing                             45,000        Owned

 Urbana, Illinois            Materials manufacturing                                30,000        Owned

 Scarborough, Ontario,
     Canada                  Distribution warehouse, office space                   28,000        Leased

 Dallas, Texas               Fiber optic cable and lighting systems
                                  manufacturing                                     21,000        Leased

 Buffalo, New York           Power supply distribution warehouse                    13,000        Leased

 Twinsburg, Ohio             Corporate office space                                  9,000        Leased

 OTHER

 Draycott, England           Power supply manufacturing                            125,000        Owned

 Mitcham, Victoria,
     Australia               Distribution warehouse, office space                   16,000        Leased


The owned facilities are subject to mortgages in the following approximate outstanding amounts: Amherst - $646,000; Urbana - $753,000; Cleveland - $450,000. The aggregate annual rental cost of the leased facilities is approximately $1.5 million, and the average remaining lease term is 2.5 years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

Since December 12, 1995, the Common Stock has been trading on the NASDAQ National Market under the symbol "ADLT." The following table sets forth the range of high and low closing sale prices per share of Common Stock for the periods indicated, as reported by the NASDAQ National Market:

                                                                    HIGH        LOW
                                                                    ----        ---
Fiscal Year Ended June 30, 1996
         Second Quarter (beginning December 12, 1995)             $10.188    $10.000
         Third Quarter                                             14.375      8.500
         Fourth Quarter                                            18.125     12.625
Fiscal Year Ended June 30, 1997
         First Quarter                                             19.875     13.125
         Second Quarter                                            25.250     16.375
         Third Quarter                                             27.250     22.000
         Fourth Quarter                                            26.500     19.000
Fiscal Year Ending June 30, 1998
         First Quarter (through September 24, 1997)                26.250     22.875

Information with respect to sales of the Company's Common Stock during fiscal 1997 which were not registered under the Securities Act have been previously filed in the Company's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996.


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

INCOME STATEMENT DATA:
(In thousands, except per share dollar amounts)


                                                                         FISCAL YEAR ENDED JUNE 30,
                                                --------------------------------------------------------------------
                                                  1997           1996           1995           1994           1993
                                                --------       --------       --------       --------       --------

Net sales ...................................   $ 86,490       $ 54,636       $ 40,767       $ 30,938       $ 25,455

Costs and expenses:
    Cost of sales (1) .......................     45,738         29,164         21,899         17,253         17,033
    Selling, general & administrative (1) ...     22,618         14,907         11,833          8,400          5,500
    Research and development ................      5,804          3,000          1,673          1,006          1,166
    Settlement of claims.....................        771(2)       2,732(3)        --             --             --
    Consumer product advertising ............        398           --             --             --             --
    Fiber optic joint venture formation costs        286           --             --             --             --
    Amortization of intangible assets (1) ...        406             90             55             55             55
    Restructuring ...........................       --             --             (121)(4)        852(4)       7,152(5)
                                                --------       --------       --------       --------       --------
Income from operations ......................     10,469          4,743          5,428          3,372         (5,451)

Interest income (expense), net ..............       (668)        (1,316)        (2,074)        (2,095)          (883)(6)
                                                --------       --------       --------       --------       --------
Income before income taxes and
    extraordinary item ......................      9,801          3,427          3,354          1,277         (6,334)
Income taxes (7) ............................      2,697            910            212             71             48
                                                --------       --------       --------       --------       --------

Income before extraordinary item ...........      7,104          2,517          3,142          1,206         (6,382)

Extraordinary item, net of
    applicable income tax ..................        --             (135)(8)       (253)(9)       --           11,368(10)
                                                --------       --------       --------       --------       --------

Net income ..................................   $  7,104       $  2,382       $  2,889       $  1,206       $  4,986
                                                ========       ========       ========       ========       ========


Earnings (loss) per share:
   Before extraordinary item ................   $   0.52       $   0.12       $   0.10       $   0.13       $  (0.96)
   Extraordinary item .......................       --            (0.01)         (0.03)          --             1.45
                                                --------       --------       --------       --------       --------

Net earnings per share ......................   $   0.52       $   0.11       $   0.07       $   0.13       $   0.49
                                                ========       ========       ========       ========       ========

Shares used for computing per
    share amounts (11) ......................     13,558          9,479          7,818          7,818          7,818
                                                ========       ========       ========       ========       ========

BALANCE SHEET DATA:
(In thousands)

                                                       FISCAL YEAR ENDED JUNE 30,
                                        -----------------------------------------------------
                                         1997       1996       1995        1994         1993
                                        ------    --------   --------    --------    --------
Cash and cash equivalents and short-
 term investments...................   $  8,273   $  1,682   $  1,030    $    663    $  1,095
Working capital (deficit) ..........     42,380     17,341       (870)        (25)        853
Total assets .......................    134,838     56,297     29,402      23,454      23,001
Total long-term debt ...............     35,908     11,034      8,853       7,821      10,246
Total shareholders' equity (deficit)     66,032     26,594     (1,035)      1,165        (320)


                                       19

 (1) Beginning with fiscal 1997, the components of selling, general and administrative expenses were disaggregated to report separately marketing and selling expenses and general and administrative expenses. See "Consolidated Statement of Income". Also, beginning with fiscal 1997, amortization of intangible assets was reported as a separate component of costs and expenses. Amortization of intangible assets for all periods presented above has been reclassified to conform with this method of presentation. Previously, amortization of intangible assets for fiscal 1996 was included in cost of sales, and for fiscal 1995 and earlier years was included in interest expense.

 (2) On March 1, 1996, a former Venture Lighting International ("VLI") shareholder, asserted a claim against certain officers and directors of the Company, and subsequently against the Company, seeking $3,600 in damages relating to the redemption of his VLI shares prior to the Combination. On August 23, 1996, another former VLI shareholder filed a similar claim against the Company and such officers and directors seeking damages of $1,600. On November 29, 1996, the Company and such officers and directors entered into a settlement of both claims for an aggregate amount of $475. The pretax charge of $771 in fiscal 1997 represents the $475 settlement plus legal and other directly-related costs, net of anticipated insurance recoveries.

 (3) On October 27, 1995, several former VLI shareholders, whose shares were redeemed in August 1995 (prior to the Combination), asserted a claim against certain officers of the Company. On November 15, 1995, such officers entered into a settlement agreement. Since the settlement resulted in a transfer of personal shares held by such officers, there was no dilution of the ownership interests of other shareholders of the Company. The settlement was recorded as a noncash expense and an increase in paid-in capital of the Company in December 1995.

 (4) In fiscal 1994, the Company recorded a provision of $852 for the costs, principally inventory and equipment write-downs, in connection with exiting a product line unrelated to lighting. In fiscal 1995, the disposition plan was revised, resulting in a reduction of the original estimate by $121.

 (5) On July 29, 1992, VLI though never having missed any scheduled payments on its then existing senior debt was unable to refinance such senior debt, and therefore voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code. VLI emerged from such protection in July 1993. While under such protection, the Company maintained substantially all of its relationships with existing customers and suppliers. The one-time reorganization charge of $7,152 in fiscal 1993 consisted of the write-downs related to disposal of assets for exiting certain product lines, professional fees and administrative expense.

 (6) While under Chapter 11 protection during fiscal 1993, VLI was not required to accrue interest on certain outstanding indebtedness, which, if accrued, would have increased interest expense by approximately $507.

 (7) At June 30, 1997, the Company had net operating loss tax carryforwards of approximately $4,500, which expire in fiscal years 2006 through 2011. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 (8) In fiscal 1996, the Company incurred an extraordinary loss on the early extinguishment of debt of $135. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 (9) In fiscal 1995, the Company incurred an extraordinary loss on the early extinguishment of debt of $253. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(10) Upon VLI's emergence from Chapter 11 reorganization, the Company recognized an extraordinary gain in fiscal 1993 from the discharge of certain indebtedness.

(11) Net earnings per share is based upon the income attributable to common shareholders. Such income has been decreased by preferred stock dividends and increases in the value of warrants aggregating $1,350 ($.14 per share) in fiscal 1996, $2,360 ($.30 per share) in fiscal 1995, $170 ($.02 per share) in fiscal 1994 and $1,131 ($.14 per share) in fiscal 1993. See Note O to "Notes to Consolidated Financial Statements" for further information on fiscal years 1997, 1996 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars in thousands, except per share dollar amounts)

The following is management's discussion and analysis of certain significant factors which have affected the results of operations and should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.


RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES
The following table sets forth, as a percentage of net sales, the components of the Company's Consolidated Statements of Income for the indicated periods:


                                                           Year Ended June 30,
                                                        1997      1996      1995
Net sales ........................................     100.0%    100.0%    100.0%

Costs and expenses
  Cost of sales ..................................      52.9      53.4      53.7
  Marketing and selling ..........................      17.8      16.0      15.7
  Research and development .......................       6.7       5.5       4.1
  General and administrative .....................       8.3      11.2      13.4
  Settlement of claims............................       0.9       5.0       --
  Consumer product advertising ...................       0.5       --        --
  Fiber optic joint venture formation costs.......       0.3       --        --
  Amortization of intangible assets ..............       0.5       0.2       0.1
  Restructuring ..................................       --        --       (0.3)
                                                       -----     -----     -----
Income from operations ...........................      12.1       8.7      13.3

Other income (expense)
  Interest expense ...............................      (1.8)     (2.8)     (5.2)
  Interest income ................................       1.0       0.4       0.1
                                                       -----     -----     -----
Income before income taxes and
  extraordinary charge ...........................      11.3       6.3       8.2
Income taxes .....................................       3.1       1.7       0.5
                                                       -----     -----     -----

Income before extraordinary charge ...............       8.2       4.6       7.7

Extraordinary charge, net of applicable
  income tax benefits ............................       --       (0.2)     (0.6)
                                                       -----     -----     -----

Net income .......................................       8.2%      4.4%      7.1%
                                                       =====     =====      ====


Factors which have affected the results of operations and net income during fiscal 1997 as compared to fiscal 1996 are discussed below.

OVERVIEW OF THE RESULTS OF OPERATIONS - FISCAL 1997 COMPARED TO FISCAL 1996

The Company's operations for fiscal 1997 resulted in income from operations of $10,469 compared to income from operations of $4,743 for fiscal 1996. The Company realized net income of $7,104 for fiscal 1997, compared to net income of $2,382 for fiscal 1996.

The following factors should be considered in comparing the Company's operations for fiscal 1997 and fiscal 1996:

- Results for fiscal 1997 include a nonrecurring charge of $771 ($0.06 per share) in settlement of a claim.
- Results for fiscal 1996 include a noncash charge of $2,732 ($0.29 per share) in settlement of threatened litigation.

After excluding the above nonrecurring charges, the Company's operating activities would have resulted in income from operations of $11,240 for fiscal 1997, a 50.4% increase over the $7,475 of income from operations that would have been reported for fiscal 1996.


FISCAL 1997 COMPARED WITH FISCAL 1996

Net sales. Net sales increased 58.3% to $86,490 for the fiscal year ended June 30, 1997 from $54,636 for the fiscal year ended June 30, 1996. This increase consisted of a $22,558 increase in system components, a $6,345 increase in production equipment sales, a $1,557 increase in systems, and a $1,394 increase in materials. The increase in systems components is primarily the result of increased unit sales of the Company's core businesses and the addition, during fiscal 1997, of the Company's newly-acquired power supply businesses. The increase in systems and materials sales arose primarily from increased unit volume, while the increase in equipment sales was attributable to an increase in the number of equipment contracts for the sale of production equipment currently in-progress, as compared with the contracts in-progress during fiscal 1996.

Cost of Sales. Cost of sales increased 56.8% to $45,738 in fiscal 1997 from $29,164 in fiscal 1996, relatively consistent with the increase in net sales. As a percentage of net sales, cost of sales decreased slightly to 52.9% for fiscal 1997 from 53.4% for fiscal 1996.

Marketing and Selling Expenses. Marketing and selling expenses increased 76.3% to $15,434 for fiscal 1997, compared with $8,755 for fiscal 1996. Marketing and selling expenses, as a percentage of net sales, increased to 17.8% during fiscal 1997, from 16.0% during fiscal 1996. The increase primarily reflects increased spending to develop new domestic and foreign market opportunities.

Research and Development Expenses. Research and development expenses increased 93.5% to $5,804 in fiscal 1997 from $3,000 in fiscal 1996. As a percentage of net sales, research and development expenses increased to 6.7% in fiscal 1997 from 5.5% in fiscal 1996. The increased spending in this vital area reflected the Company's continued emphasis on the development of additional commercial and industrial products, the introduction of new lamp types, and metal halide systems development.

General and Administrative Expenses. General and administrative expenses increased 16.8% to $7,184 in fiscal 1997 from $6,152 in fiscal 1996. As a percentage of net sales, general and administrative expenses decreased to 8.3% in fiscal 1997 from 11.2% in fiscal 1996. The decrease primarily reflects a spending growth rate considerably lower than sales increases, achieved through the leveraging of fixed costs as sales levels increase.

Settlement of Claims. During fiscal 1997, the Company paid $475 in an out-of-court settlement of a claim brought by certain former common shareholders of a predecessor of the Company. The charge of $771 ($0.06 per share) represents the $475 settlement plus legal and other directly-related costs, net of insurance recoveries.

During fiscal 1996, a settlement agreement was entered into by certain principal shareholders of the Company with former preferred shareholders of a subsidiary of the Company (the "Settlement"). Since the Settlement resulted in a transfer of personal shares held by such shareholders, there was no dilution of the ownership interest of the remaining shareholders of the Company. The Settlement was recorded as a noncash expense in fiscal 1996 and an increase to the Company's paid-in-capital. This Settlement resulted in a noncash charge of $2,732 ($0.29 per share).

Consumer Product Advertising Costs. In connection with the Company's metal halide lamp systems for the residential and hospitality markets, beginning with the sale of table and floor lamps in March 1997, the Company implemented a direct marketing program which resulted in $398 of advertising and promotion costs being charged to operations during the fourth quarter of fiscal 1997.

Fiber Optic Joint Venture Formation Costs. In May 1997, the Company entered into a joint development agreement with Rohm and Haas Company, for the development of advanced fiber optic cable systems using metal halide lamps. The Company is presently negotiating with Rohm and Haas Company to form a joint venture focused on the manufacture and sale of fiber optic cable and illuminators and fiber optic lighting systems. In connection with this proposed joint venture, the Company incurred $286 of formation and preoperating costs which was charged to operations during the fourth quarter of fiscal 1997.

Income from Operations. Income from operations during fiscal 1997 increased to $10,469 from $4,743 during fiscal 1996. As discussed in the Overview of Results of Operations, excluding the nonrecurring charges for the settlements noted above, income from operations for fiscal 1997 would have increased to $11,240, a 50.4% increase over the income from operations of $7,475 that would have been reported for fiscal 1996. As a percentage of net sales, income from operations before the nonrecurring charges would have decreased to 13.0% in fiscal 1997 from 13.7% in fiscal 1996.

Interest Income. Interest income increased to $845 in fiscal 1997, as compared to $232 in fiscal 1996. This increase is attributable to the short-term investments and cash equivalents arising from the availability of the net proceeds of the common stock offering completed during July 1996.

Income Taxes. Income tax expense increased to $2,697 for fiscal 1997 from $910 during the preceding year. The increase was caused by increased profitability in fiscal 1997 and by the utilization of lesser amounts of net operating loss carryforwards ("NOLs") in 1997, compared with the utilization of NOLs in fiscal 1996. At June 30, 1997, the Company had United States NOLs for tax purposes of approximately $4,500 to offset future taxable income. These NOLs expire in the fiscal years 2006 through 2011.

Extraordinary Charge. The Company recorded a $135 extraordinary charge (net of applicable income tax benefits of $91) in fiscal 1996, representing costs associated with the early extinguishment of debt.

FISCAL 1996 COMPARED WITH FISCAL 1995

Net Sales. Net sales increased 34.0% to $54,636 for fiscal 1996 from $40,767 for fiscal 1995. This increase consisted of a $12,297 increase in system component sales, a $1,210 increase in materials sales, and the remainder from increased production equipment sales. The increase in system components and materials sales arose primarily from increased unit volume in all major lamp sales channels and material categories and increased sales of new products.

Cost of Sales. Cost of sales increased 33.2% to $29,164 for fiscal 1996 from $21,899 for fiscal 1995. As a percentage of net sales, cost of sales decreased to 53.4% for fiscal 1996 from 53.7% for fiscal 1995. This slight decrease was primarily the result of improved margins on system component and materials sales, which were somewhat offset by transitional costs of operational integration associated with the acquisition of Current Industries.

Marketing and selling. Marketing and selling expenses increased 37.2% for fiscal 1996 to $8,755 from $6,381 for fiscal 1995. As a percentage of net sales, marketing and selling expenses remained relatively constant at 16.0% in fiscal 1996 compared to 15.7% in fiscal 1995.

General and Administrative Expenses. General and administrative expenses increased 12.8% to $6,152 for fiscal 1996 from $5,452 for fiscal 1995. As a percentage of net sales, the expenses decreased to 11.2% in fiscal 1996 from 13.4% in fiscal 1995, primarily as a result of fixed costs leveraged against increased sales.

Research and Development Expense. Research and development expenses increased 79.3% to $3,000 for fiscal 1996 from $1,673 for fiscal 1995. As a percentage of net sales, research and development expenses increased to 5.5% for fiscal 1996 from 4.1% for fiscal 1995. These increases arose from increased spending for the: (i) expansion of the line of new lamps intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems and (iii) development of new materials for the world's major lighting manufacturers.

Noncash Settlement of Claim and Restructuring Credit. As mentioned above, fiscal 1996 results include a noncash settlement expense of $2,732. In fiscal 1995, the Company recorded a $121 credit to operating expenses. This credit resulted from a revision of the Company's plan of disposition for exiting a product line unrelated to lighting. There was no such credit in fiscal 1996.

Income from Operations. Income from operations was $4,743 for fiscal 1996, compared to $5,428 for fiscal 1995. Excluding the noncash charge for the Settlement during fiscal 1996 and the restructuring credit recognized in fiscal 1995, income from operations before such items for fiscal 1996 would have increased to $7,475 from $5,307 in fiscal 1995. As a percentage of net sales, income from operations before nonrecurring items would have increased to 13.7% in fiscal 1996 from 13.0% in fiscal 1995.

Interest Expense. Interest expense decreased 26.5% to $1,548 for fiscal 1996 from $2,107 for fiscal 1995. This decrease resulted primarily from lower average debt outstanding during fiscal 1996 as compared to the average debt outstanding during fiscal 1995.

Interest Income. Interest income increased to $232 during fiscal 1996 as compared to $33 for fiscal 1995. This increase is the result of deposits of available proceeds from the Company's initial public offering of stock in fiscal 1996.

Income Taxes. Income tax expense for fiscal 1996 increased by $698 from fiscal 1995 primarily due to higher state and local income taxes and an increase in deferred tax expense attributable to accelerated depreciation for tax purposes.

Extraordinary Item. The Company recorded a $135 extraordinary charge (net of applicable income tax benefits of $91) during fiscal 1996, representing costs associated with the early extinguishment of debt using a portion of the net proceeds from its initial public offering. In fiscal 1995, the Company recorded a $253 extraordinary charge (net of applicable income tax benefits of $168), which also represented costs associated with the early extinguishment of debt.


LIQUIDITY AND CAPITAL RESOURCES
The Company's principal financial requirements are for manufacturing equipment, market development activities, research and development efforts, business acquisitions, investments in joint ventures and working capital. These requirements have been, and the Company expects they will continue to be, financed through a combination of cash flow from operations, borrowings under various credit facilities and remaining proceeds from the July 1997 issuance of Common Stock.

In July 1997, the Company received net proceeds of $70,530 from a public offering of 3,000,000 shares of its Common Stock. Proceeds from this stock offering were used to repay approximately $33,000 outstanding under its credit facilities in July 1997. Approximately $8,500 of the borrowings were incurred to fund the purchase of the power supply manufacturing and operating assets of W.J. Parry and Company Ltd. in June 1997, and approximately $5,500 had been incurred in February 1997 to finance the cash portion of the acquisition of Ballastronix, Inc. Additionally, the Company intends to use $16,900 of the proceeds for capital expenditures, consisting principally of the expansion of manufacturing facilities and acquisition of manufacturing equipment and approximately $5,000 as the Company's cash contribution to the proposed fiber optic lighting system joint venture with Rohm and Haas.

Net cash used in operating activities during fiscal 1997 totaled $4,183. Uses of operating cash flow included: (i) an approximately $9,000 increase in accounts receivable related to equipment contracts and (ii) an increase in inventories in support of higher lamp service levels. Operating cash flow was provided principally by net income and an increase in accounts payable and accrued expenses resulting from higher levels of business activity.

The Company's working capital at June 30, 1997 was $42,380 as compared to $17,341 at June 30, 1996, resulting in a working capital ratio of 2.5 to 1.0, compared to 2.2 to 1.0 at June 30, 1996.

Capital expenditures, primarily for production equipment and leasehold improvements, totaled $18,095 in fiscal of fiscal 1997.

The Company has a Revolving Credit and Security Agreement (the "Loan Agreement") whereby the lender has agreed to extend working capital advances to the Company in aggregate amounts equal to the lesser of: (i) $25.0 million less the current outstanding amount of advances under the Capex Facility (defined below) (the "Maximum Revolving Loan Amount") or (ii) an amount based on eligible receivables and inventory (the "Working Capital Facility"). The unpaid principal balance of the Working Capital Facility (together with accrued interest thereon) is payable in March 1999. Advances under the Working Capital Facility bear interest at the option of the Company at a rate per annum equal to: (i) the higher of (a) the prime rate minus 0.5% or (b) the Federal Funds Rate; or (ii) the average LIBOR plus 2.5%. At June 30, 1997, working capital advances outstanding were $24,754, all of which was repaid with proceeds from the July 1997 offering.

The Company is able to obtain advances aggregating up to $5,000 at any time to permit the Company to finance permitted capital expenditures (the "Capex Facility"), which bear interest at a rate equal to the higher of (a) the prime rate plus 0.5% or (b) the Federal Funds Rate plus 1.0%. The unpaid principal balance of the Capex Facility (together with accrued interest thereon) is payable on March 24, 1999. A bank has also agreed to issue letters of credit in an aggregate amount of up to $5,000 at anytime, provided the outstanding letters of credit and working capital advances do not exceed the Maximum Revolving Loan Amount.


After the successful completion of the Company's July 1997 offering and repayment of the bank facilities noted above and other uses of proceeds, the Company's cash and short-term investments approximated $27,000 at September 25, 1997.

In September 1997, the Company announced the signing of a letter of intent to acquire Ruud Lighting, Inc. for $35,500 and 3 million shares of the Company's Common Stock. The Company intends to complete this acquisition through additional debt financing.

The Company believes that the successful completion of the July 1997 offering has strengthened its financial position and enhanced its ability to obtain additional financing. In summary, the Company believes that the combination of its available cash, cash flow from operations, current borrowing facilities and strengthened financial position will be sufficient for the Company to fund its operations for at least the next 12 months. In addition, the Company is presently discussing with potential lenders the establishment of a comprehensive financing to facilitate its prospective acquisition of Ruud in January 1998 and its other short and long-term financial requirements.



IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 128, "Earnings per Share," which requires changes in computing and presenting earnings per share effective for the quarter ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. The adoption of this standard will not have a material impact on the Company's earnings per share.

In June 1997, the Financial Accounting Standards Board issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement requires a "management" approach to reporting financial and descriptive information about a Company's operating segments. The Company must adopt this statement in the first quarter of fiscal 1999. Management is currently studying the potential effect of adopting this statement.



IMPACT OF INFLATION

Although inflation has slowed in recent years, it continues to be a factor in our economy. However, management does not believe that inflation has or will have a significant impact on its operations. Although the Company has not raised prices significantly in recent years, it has been able to lower overall costs sufficiently to offset inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Response not required

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

                            YEAR ENDED JUNE 30, 1997

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 TWINSBURG, OHIO

                   LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULES

Form 10-K--Item 14(a)(1) and (2), (c) and (d)
ADVANCED LIGHTING TECHNOLOGIES, INC.

The following consolidated financial statements of Advanced Lighting Technologies, Inc. are included in Item 8: Audited Consolidated Financial
Statements:


                                                                        Page

Report of Ernst & Young LLP, Independent Auditors                        F-2
Consolidated Balance Sheets as of June 30, 1997 and 1996                 F-3
Consolidated Statements of Income for the Years Ended
         June 30, 1997, 1996 and 1995                                    F-4
Statements of Consolidated Shareholders' Equity for the
         Years Ended June 30, 1997, 1996 and 1995                        F-5
Consolidated Statements of Cash Flows for the
         Years Ended June 30, 1997, 1996 and 1995                        F-6
Notes to Consolidated Financial Statements                               F-8

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

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
Advanced Lighting Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Lighting Technologies, Inc. as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows, for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Lighting Technologies, Inc. as of June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                                          /s/ ERNST & YOUNG LLP


Cleveland, Ohio
September 25, 1997

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30,    JUNE 30,
                                                              1997        1996
                                                             --------   -----------
                                                                (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                 $  4,198   $  1,682
   Short-term investments                                       4,075       --
   Trade receivables, less allowances of $315 and $287         28,916     13,736
   Receivables from related parties                               346         98
   Inventories:

      Finished goods                                           21,143     10,344
      Raw materials and work-in-progress                        7,982      2,363
                                                             --------   --------
                                                               29,125     12,707
   Prepaid expenses                                             1,363        526
   Deferred taxes                                               2,566      3,517
                                                             --------   --------
Total current assets                                           70,589     32,266

Property, plant and equipment:

   Land and buildings                                           6,143      2,304
   Machinery and equipment                                     32,712     17,298
   Furniture and fixtures                                       7,704      2,994
                                                             --------   --------
                                                               46,559     22,596
   Less accumulated depreciation                                8,558      6,359
                                                             --------   --------
                                                               38,001     16,237

Deferred taxes                                                    535        231
Receivables from related parties                                1,209        913
Investments in affiliates                                       7,565        638
Other assets                                                    8,954      2,447
Excess of cost over net assets of businesses acquired, net      7,985      3,565
                                                             --------   --------
                                                             $134,838   $ 56,297
                                                             ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt     $  3,731   $    972
   Accounts payable                                            15,773      8,790
   Payables to related parties                                    699        434
   Employee-related liabilities                                 2,674      1,859
   Accrued income and other taxes                               1,689        263
   Other accrued expenses                                       3,643      2,607
                                                             --------   --------
Total current liabilities                                      28,209     14,925

Long-term debt                                                 35,908     11,034
Other liabilities                                                 463        161
Deferred taxes                                                  4,226      3,583

Shareholders' equity
   Common stock                                                    13         11
   Paid-in-capital                                             59,087     26,755
   Retained earnings (deficit)                                  6,932       (172)
                                                             --------   --------
                                                               66,032     26,594
                                                             --------   --------
                                                             $134,838   $ 56,297
                                                             ========   ========

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share dollar amounts)



                                                             YEAR ENDED JUNE 30,
                                                   --------------------------------------
                                                       1997          1996         1995
                                                   ------------  ------------  ----------


Net sales                                            $ 86,490      $ 54,636      $ 40,767

Costs and expenses:
   Cost of sales                                       45,738        29,164        21,899
   Marketing and selling                               15,434         8,755         6,381
   Research and development                             5,804         3,000         1,673
   General and administrative                           7,184         6,152         5,452
   Settlement of claims                                   771         2,732          --
   Consumer product advertising                           398          --            --
   Fiber optic joint venture formation costs              286          --            --
   Amortization of intangible assets                      406            90            55
   Restructuring                                         --            --            (121)
                                                   ------------  ------------  ----------
Income from operations                                 10,469         4,743         5,428

Other income (expense):
   Interest expense                                    (1,513)       (1,548)       (2,107)
   Interest income                                        845           232            33
                                                   ------------  ------------  ----------
Income before income taxes and
   extraordinary charge                                 9,801         3,427         3,354
Income taxes                                            2,697           910           212
                                                   ------------  ------------  ----------

Income before extraordinary charge                      7,104         2,517         3,142

Extraordinary charge, net of applicable income
   tax benefits of $91 in 1996 and $168 in 1995          --            (135)         (253)
                                                   ------------  ------------  ----------

NET INCOME                                           $  7,104      $  2,382      $  2,889
                                                     ========      ========      ========


Earnings (loss) per share:
   Before extraordinary charge                       $   0.52      $   0.12      $   0.10
   Extraordinary charge                                  --           (0.01)        (0.03)
                                                     --------      --------      --------

NET EARNINGS PER SHARE                               $   0.52      $   0.11      $   0.07
                                                     ========      ========      ========

Shares used for computing per share amounts            13,558         9,479         7,818
                                                     ========      ========      ========


See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED JUNE 30, 1997

                         (Dollar amounts in thousands)

                                                             PREFERRED       COMMON         PAID-IN        RETAINED
                                                              STOCK          STOCK          CAPITAL        EARNINGS        TOTAL
                                                            -----------    -----------    -----------    -----------    -----------

BALANCE AT JULY 1, 1994                                        $  2,175       $    359       $     --      $  (1,369)      $  1,165

Net income                                                           --             --             --          2,889          2,889
Redemption of preferred stock                                    (2,125)            --             --           (663)        (2,788)
Change in value of warrants                                          --             --             --         (2,302)        (2,302)
Capitalization of subsidiary                                         --              1             --             --              1
                                                            -----------    -----------    -----------    -----------    -----------

BALANCE AT JUNE 30, 1995                                             50            360             --         (1,445)        (1,035)

Net income                                                           --             --             --          2,382          2,382
Activities prior to initial public offering of stock:
    Purchases of common stock                                        --            147             --             --            147
    Redemption of preferred and common stock                        (50)          (252)            --         (1,109)        (1,411)
    Stock options exercised                                          --             10             --             --             10
    Exchange of subsidiary companies stock for
          parent company stock                                       --           (259)           259             --             --
    Noncash claim settlement                                         --             --          2,732             --          2,732

Activities subsequent to initial public offering of stock:
    Net proceeds from initial public offering of
          2,900,000 shares                                           --              3         23,927             --         23,930
    Issuance of common stock in exchange for
          warrants and other consideration                           --              1         (1,350)            --         (1,349)
    Exchange of subsidiary company stock for
          parent company stock                                       --             --            313             --            313
    Issuance of shares in connection with purchase
          of business                                                --              1            874             --            875
                                                            -----------    -----------    -----------    -----------    -----------
BALANCE AT JUNE 30, 1996                                             --             11         26,755           (172)        26,594

Net income                                                           --             --             --          7,104          7,104
Net proceeds from public offering of
    2,452,050 shares                                                 --              2         30,089             --         30,091
Stock options exercised                                              --             --            706             --            706
Issuance of shares in connection with
    purchases of businesses                                          --             --          1,537             --          1,537
                                                             -----------   -----------    -----------    -----------    -----------

BALANCE AT JUNE 30, 1997                                     $       --    $        13    $    59,087    $     6,932    $    66,032
                                                             ===========   ===========    ===========    ===========    ===========
See notes to consolidated financial statements


                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                           FOR THE YEARS ENDED JUNE 30,
                                                                        --------------------------------
                                                                          1997        1996        1995
                                                                        --------    --------    --------
OPERATING ACTIVITIES

   Net income                                                           $  7,104    $  2,382    $  2,889
   Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
         Depreciation and amortization                                     2,579       1,638       1,399
         Provision for doubtful accounts                                      28          43          32
         Deferred income taxes                                               419         695        (959)
         Noncash claim settlement                                           --         2,732        --
         Extraordinary charge                                               --           135         253
         Restructuring                                                      --          --           286
         Changes in operating assets and liabilities
            (excluding the effects of purchased businesses):
            Trade receivables                                            (10,890)     (4,057)     (2,338)
            Inventories                                                  (12,174)     (4,128)       (986)
            Prepaid expenses and other assets                             (2,995)     (3,032)       (412)
            Accounts payable and accrued expenses                         10,373       4,930       4,369
            Other liabilities                                              1,373         (12)        (69)
                                                                        --------    --------    --------
                  Net cash (used in) provided by operating activities     (4,183)      1,326       4,464

INVESTING ACTIVITIES

   Capital expenditures                                                  (16,015)     (5,050)     (1,530)
   Purchase of short-term investments, net                                (4,075)       --          --
   Purchases of businesses                                               (14,960)     (3,075)       --
   Investments in affiliates                                              (2,827)       --          --
   Use of net proceeds from public offering:
      Capital expenditures                                                (2,080)       --          --
      Investments in affiliates                                           (4,101)       --          --
                                                                        --------    --------    --------
                                Net cash used in investing activities    (44,058)     (8,125)     (1,530)

FINANCING ACTIVITIES

   Proceeds from revolving credit facility                                92,001      10,580      24,630
   Payments of revolving credit facility                                 (60,822)     (8,192)    (24,088)
   Proceeds from long-term debt                                           16,775      22,362       1,726
   Payments of long-term debt and capital leases                          (8,159)    (19,453)     (4,776)
   Issuance of common stock                                                  706         157        --
   Redemption of common stock                                               --          (311)       --
   Borrowings for preferred stock redemption and dividends                  --          --         2,788
   Redemption of preferred stock and dividends                              --        (1,100)     (2,788)
   Other                                                                    --          --           (59)
   Net proceeds from public offering                                      30,091      23,930        --
   Use of net proceeds from public offering:
      Payment of long-term debt                                             --        (3,350)       --
      Payment of revolving credit facility                               (16,800)     (4,429)       --
      Redemption of warrants                                                --        (6,199)       --
      Payment of trade payables                                           (3,035)     (4,447)       --
      Payment of note                                                       --        (1,541)       --
      Other                                                                 --          (556)       --
                                                                        --------    --------    --------
                  Net cash provided by (used in) financing activities     50,757       7,451      (2,567)
                                                                        --------    --------    --------

Increase in cash and cash equivalents                                      2,516         652         367
Cash and cash equivalents, beginning of year                               1,682       1,030         663
                                                                        --------    --------    --------

                               CASH AND CASH EQUIVALENTS, END OF YEAR   $  4,198    $  1,682    $  1,030
                                                                        ========    ========    ========




Supplemental Cash Flow Information:
     Interest paid                                   $ 1,375   $ 1,112   $ 1,688
     Capitalized interest                                455        98         9
     Income taxes paid                                    81       375       280
     Noncash transactions:

         Equipment acquired through capital leases     1,683       149       145
         Stock issued for purchases of businesses      1,537     1,188      --

     Detail of acquisitions:

         Assets acquired                             $23,033   $ 9,904   $  --
         Liabilities assumed                           6,142     5,546      --
         Stock issued                                  1,537     1,188      --
                                                     -------   -------   -------
         Cash paid                                    15,354     3,170      --
             Less cash acquired                          394        95      --
                                                     -------   -------   -------
         Net cash paid for acquisitions              $14,960   $ 3,075   $  --
                                                     =======   =======   =======

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                  (Dollars in thousands, except per share data)

A.  ORGANIZATION

Advanced Lighting Technologies, Inc. (the "Company") is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, including materials, system components, systems, and production equipment.


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



B.  SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION
---------------------------
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions and related revenues and expenses. Investments in 50% or less owned companies and joint ventures over which the Company has the ability to exercise significant influence are accounted for under the equity method. All other investments and investments of less than 20% are accounted for under the cost method.



ACCOUNTING ESTIMATES
--------------------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.



TRANSLATION OF FOREIGN CURRENCY
-------------------------------
The functional currency of consolidated subsidiaries outside of the United States is the local currency. All assets and liabilities of foreign subsidiaries are translated into United States dollars at year-end exchange rates while revenues and expenses are translated at weighted-average exchange rates in effect during the year. The resulting translation adjustments were not significant in all years presented.



CASH EQUIVALENTS
----------------
The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.



SHORT-TERM INVESTMENTS
----------------------
Short-term investments are recorded at fair market value, which approximates cost.



CONCENTRATION OF CREDIT RISK
-----------------------------
Financial instruments that potentially subject the Company to concentration of credit risks consist primarily of temporary cash and cash equivalents, short-term investments and trade receivables. The Company invests its excess cash primarily in a high quality institutional money-market portfolio and high quality securities and limits the amount of credit exposure to any one financial institution.



The Company provides credit in the normal course of business, primarily from major manufacturers and distributors in the lighting industry and, generally, collateral or other security is not required. The Company conducts ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's worldwide customer base.



INVENTORIES
-----------
Inventories are valued at the lower of cost (first-in, first-out method) or market.



PROPERTY, PLANT AND EQUIPMENT
-----------------------------
Property, plant and equipment are stated at cost. The cost of self-constructed assets include related materials, labor, overhead and interest. Repair and maintenance costs are expensed as incurred.



Depreciation is computed for financial reporting purposes by the straight-line method based on the estimated useful lives of the assets, both those owned and under capital lease, as follows: buildings, 15 to 30 years; machinery and equipment, 5 to 25 years; furniture and fixtures, 5 to 15 years; and, leasehold improvements, the lease periods.

INTANGIBLE ASSETS
-----------------
Intangible assets are amortized using the straight-line method over the following lives:

         Excess of cost over net assets acquired........         15 - 25 years

         Patents, trademarks and tradenames.............          3 - 17 years

         Other intangibles..............................          7 - 15 years

The Company examines the carrying value of its intangible assets when indicators of impairment are present. When the undiscounted cash flows are not sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. No such event has been identified. Accumulated amortization was $720 and $314 at June 30, 1997 and 1996, respectively.



REVENUE RECOGNITION
-------------------
Revenues from the sale of metal halide materials, system components (lamps, power supplies, system controls, fiber optic cable) and systems are recognized when products are shipped and production equipment revenues are recognized under the percentage of completion method.



ADVERTISING EXPENSE
-------------------
External costs incurred in providing media advertising and promoting products are expensed the first time the advertising or promotion takes place.



RESEARCH AND DEVELOPMENT
------------------------
Research and development costs, primarily the development of new products and modifications of existing products, are charged to expense as incurred.



STOCK COMPENSATION ARRANGEMENTS
-------------------------------

The Company accounts for its stock compensation arrangements under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation." These provisions require the Company to disclose pro forma net income as if compensation expense related to grants of stock options were recognized based on fair value accounting rules.



FINANCIAL STATEMENT PRESENTATION CHANGES
----------------------------------------
Certain amounts for prior years have been reclassified to conform to the current year reporting presentation.

C.    ACQUISITIONS

During fiscal 1997 and 1996, the Company completed the following business combinations, all of which were accounted for by the purchase method and, accordingly, results of operations for the acquired businesses have been included in the consolidated statement of income from their respective dates of acquisition. Assets acquired and liabilities assumed have been recorded at fair value based on best estimates available. Pro forma financial information is not presented because the impact is not significant to the results of operations.


On June 2, 1997, the Company purchased for approximately $8,500, the system component manufacturing and operating assets of W. J. Parry & Co. (Nottingham) Ltd. ("Parry"), a manufacturer and marketer of magnetic power supplies for high intensity discharge lighting systems. The purchase price resulted in an excess of cost over net assets acquired of $1,121, which is being amortized over 25 years.

On February 11, 1997, the Company acquired the outstanding shares of Ballastronix, Inc., a company focused on designing, manufacturing and marketing of electromagnetic power supplies for metal halide lighting systems. The purchase price consisted of $5,511 in cash and 38,024 shares of the Company's Common Stock (valued at $562). The purchase price resulted in an excess of cost over net assets acquired of $2,018 which is being amortized over 25 years.


On January 31, 1997, the Company completed the purchase of certain assets of Web Design Associates, Inc., a company engaged in consumer product design and development for approximately $600 in cash. The purchase price resulted in an excess of cost over net assets acquired of $526, which is being amortized over 15 years.


During December 1996, the Company acquired all the assets (and assumed certain liabilities) of Cable Lite Corporation in exchange for 50,000 shares of the Company's Common Stock (valued at $975), with up to an additional 50,000 shares of Common Stock contingently issuable if the per share market price of the Company's stock is less than $30.00 during the month of June 1998. The purchase price resulted in an excess of cost over net assets acquired of $1,073, which is being amortized over 25 years. Advanced Cable Lite Corporation designs, manufactures and sells fiber optic and fiber optic lighting systems.


On June 28, 1996, the Company acquired the net assets of Venture Lighting Australia Pty Ltd ("VLA"), a leading lamp marketing organization in Australia, for $100 and 76,923 shares of the Company's Common Stock (valued at $875). VLA has been the exclusive agent for the Company's products in Australia since 1987. The purchase resulted in an excess of cost over net assets acquired of $1,698, which is being amortized over 20 years.



On March 25, 1996, the Company acquired the net assets of Spectro Electric, Inc., ("Spectro") for $1,636 and 34,783 shares of the Company's Common Stock (valued at $500). Spectro (renamed Advanced Lighting Technologies, Canada, Inc.) distributes the Company's products in the Canadian market and has facilities in Toronto, Vancouver, Calgary and Montreal. The purchase resulted in an excess of cost over net assets acquired of $72, which is being amortized over 20 years.

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


On July 1, 1995, and February 9, 1996 the Company acquired all of the outstanding common stock of Venture Lighting-UK ("VLI-UK"), for 50,000 shares of the Company's Common Stock (valued at $313). VLI-UK was the exclusive distributor of the Company's products in the United Kingdom. The purchase resulted in an excess of cost over net assets acquired of $675, which is being amortized over 20 years.


D.  INVESTMENT IN JOINT VENTURE

On April 2, 1997, the Company invested approximately $3,800 of cash in exchange for a 30% interest in Koto Luminous Co., Ltd. ("Koto"), the Company's sole agent in Japan. Subsequent to the date of investment, Koto, a marketer and distributor of metal halide lamps, began doing business under the name Venture Lighting Japan. Using the proceeds of the investment and an additional investment by an affiliate, Venture Lighting Japan will equip and operate a metal halide lamp manufacturing facility in Japan, which is expected to be operational in October 1997. The Company accounts for this investment under the cost method.


E.  CONSUMER PRODUCT ADVERTISING COSTS

In connection with the Company's metal halide lamp systems for the residential and consumer markets, beginning with the sale of portable lamps in March 1997, the Company implemented a direct marketing program which resulted in $398 of advertising and promotion costs being charged to operations during the fourth quarter of fiscal 1997.


F.  FIBER OPTICS JOINT VENTURE FORMATION COSTS

On May 6, 1997, the Company entered into a joint development agreement with Rohm and Haas Company ("Rohm and Haas"), for the development of advanced fiber optic cable systems using metal halide lamps. The Company is presently negotiating with Rohm and Haas to form a joint venture focused on the manufacture and sale of fiber optic cable and illuminators and fiber optic lighting systems. No assurance can be given that the negotiations will be successfully completed, that the joint venture will be formed or that the joint venture, if formed, will successfully develop or commercialize products. If the expected joint venture is formed, the Company will contribute $5,000 cash, its subsidiary, Advanced Cable Lite Corporation, and other fiber optic system assets. In connection with this proposed joint venture, the Company incurred $286 of formation and development costs which were charged to operations during the fourth quarter of fiscal 1997.

G.  FINANCING ARRANGEMENTS

Short-term debt consisted of the following:

                                                            JUNE 30,
                                                          1997     1996
                                                         ------   ------
Multioption credit facility ..........................   $  711   $  790
Trade facility .......................................      253     --
Revolving line of credit .............................    1,391     --
                                                         ------   ------
                                                          2,355      790
Current portion of long-term debt.....................    1,376      182
                                                         ------   ------
                                                         $3,731   $  972
                                                         ======   ======



In June 1996, the Company on behalf of a foreign subsidiary, entered into a multioption credit facility with a foreign bank that provides a short-term credit line of $1,200 and is collateralized with certain operating assets ($3,128 at June 30, 1997) and a $750 standby letter of credit. Amounts borrowed and related interest are payable quarterly. The foreign bank also provides a trade facility which allows the foreign subsidiary to issue documentary letters of credit for imports and term-trade finance for importing its inventory. The interest rate of this facility varies, depending upon the denomination of the currency advanced. The weighted average interest rate on the multioption credit facility was 9.33% and 7.89% during fiscal 1997 and fiscal 1996. The weighted average interest rate of the trade facility was 7.58% during fiscal 1997.

A newly-acquired foreign subsidiary of the Company entered into a revolving line of credit agreement with a bank, prior to acquisition, to finance its working capital needs. This facility allows the subsidiary to borrow an amount that approximates $2,900. The agreement matured at June 30, 1997, but the bank agreed to extend the borrowing on a month-to-month basis. The bank has the right to cancel any unutilized portion available under the agreement at any time. Advances under the facility bear interest at the bank's prime rate plus 0.5% per annum. During fiscal 1997, the weighted average interest rate incurred on the revolving loan facility was 5.25%.



Long-term debt consisted of the following:

                                                            JUNE 30,
                                                          1997     1996
                                                         ------   ------
Revolving credit and security agreements..............   $24,754  $ 9,924
Term note.............................................     8,000       -
Mortgage notes payable................................     2,499      985
Obligations under capital leases......................     1,598      195
Other.................................................       434      112
                                                         -------  -------
                                                          37,284   11,216
      Less current portion............................     1,376      182
                                                         -------  -------
                                                         $35,908  $11,034
                                                         =======  =======


In July 1997, the Company repaid approximately $33,000 of amounts then outstanding under the Revolving Credit and Security Agreements, as amended, and a portion of the Term Note using proceeds from a Common Stock offering completed in July 1997. Excluding the July 1997 amounts repaid, the aggregate maturities of long-term debt (including capital lease obligations) for the five fiscal years subsequent to June 30, 1997, were as follows: 1998 -- $1,376; 1999 -- $713; 2000 -- $1,115; 2001 --
$689; and 2002 -- $502.

In March 1996, the Company entered into a three-year domestic Revolving Credit and Security Agreement (the "Loan Agreement") with a bank. The Loan Agreement permits working capital advances to the Company in aggregate amounts equal to the lesser of: (i) $25,000 less the current outstanding amount of the advances under the Capex Facility (defined below) (the "Maximum Revolving Loan Amount") or (ii) an amount based on eligible receivables and inventory (the "Working Capital Facility"). The unpaid principal balance of the Working Capital Facility (together with accrued interest thereon) is payable in March 1999. Advances under the Working Capital Facility bear interest at the option of the Company at a rate per annum (the "Working Capital Interest Rate") equal to: (i) the higher of (a) the prime rate minus 0.5% or (b) the Federal Funds Rate; or (ii) the average LIBOR plus 2.5%. Under the terms of the Loan Agreement, the bank may make advances in excess of the applicable percentages of eligible receivables and inventory, provided that, if such excess amounts remain outstanding for five or more days in any calendar month, all outstanding advances bear interest at the Working Capital Interest Rate plus 0.5% for such month. At June 30, 1997, the interest rate of the Working Capital Facility was 8.00%.

The Company is able to obtain advances under the Loan Agreement up to $5,000 to permit the Company to finance permitted capital expenditures (the "Capex Facility"), which bear interest at a rate per annum equal to the higher of (a) the prime rate plus 0.5% or (b) the Federal Funds Rate plus 1.0%. The unpaid principal balance of the Capex Facility (together with accrued interest thereon) is payable in March 1999. The bank has also agreed to issue letters of credit in an amount of up to $5,000, at anytime, provided the outstanding letters of credit and working capital advances do not exceed the Maximum Revolving Loan Amount. At June 30, 1997 no amounts were outstanding under the Capex Facility, and $4,234 was available through letters of credit.

In July 1996, a foreign subsidiary of the Company entered into a similar Revolving Credit and Security Agreement with a foreign affiliate of the bank (the "Foreign Loan Agreement"). Pursuant to the Foreign Loan Agreement, the bank has agreed to extend working capital advances in the aggregate amount equal to the lesser of (i) the United States dollar equivalent of approximately $3,000 in the local currency (Canadian dollars) or (ii) an amount based on eligible receivables and inventory. All amounts advanced under the Foreign Loan Agreement reduce, by the United States dollar value of outstanding amounts, the Maximum Revolving Loan Amount available to the Company under the Loan Agreement. The unpaid principal balance of the Foreign Loan Agreement (together with accrued interest thereon) is payable in March 1999. Advances under the Foreign Loan Agreement bear interest at the rate per annum set at a formula intended to approximate that of the Loan Agreement.

The provisions of the Loan Agreement contain certain restrictive covenants concerning the incurrence of indebtedness and liens, capital expenditures, investments, guarantees of the indebtedness of others, providing loans to others, the sale of assets, and prohibit the payment of dividends. In addition, the Company must maintain certain working capital, leverage, cash flow, debt, and tangible net worth ratios.

In February 1997, the Company borrowed $8,400, for its acquisition of Parry, under a twenty-six month term note from the same bank that provided the Revolving Credit and

Security Agreement. Interest accrues on the note at a rate equal to the higher of the prime rate or 0.5% over the Federal Funds Rate (rate approximated 8.5% at June 30, 1997). The Company pays monthly principal installments of $100 plus accrued interest for the first 25 months of the loan term with a final payment of $5,900 plus accrued interest due March 24, 1999.

The Company leases certain equipment under agreements which are classified as capital leases. The lease agreements have varying terms and the leased assets, with a net carrying value of $1,819 at June 30, 1997, are included in the consolidated balance sheet as machinery and equipment.

Mortgages payable consisted of six separate notes at various rates of interest, ranging from 7.5% to 9.75%, and at June 30, 1997 were collateralized by land and buildings with a net carrying value of $4,405.

During fiscal 1996, the company recorded an extraordinary loss of $135 (net of applicable income tax benefits of $91) for the write-off of deferred financing costs related to the early extinguishment of debt. In October 1994, the Company refinanced certain of its borrowings, which resulted in an extraordinary loss on the early extinguishment of debt of $253 (net of applicable income tax benefits of $168).

The fair value of debt, based on market rates and maturity dates, approximates carrying value. Debt issuance costs, classified with other assets, are being amortized over the terms of the related debt.

H.  SHAREHOLDERS' EQUITY

SHAREHOLDERS' EQUITY
--------------------

The Company's authorized capital stock consists of 80 million shares of Common Stock having a par value of $.001 per share and 1 million shares of preferred stock having a par value of $.001 per share. At June 30, 1997 and 1996, there were 13,435,394 and 10,844,659 shares of Common Stock issued and outstanding, respectively, and no shares of preferred stock were issued and outstanding.

On July 1, 1997, the Company issued 3,000,000 shares of its Common Stock in a public offering at $24.75 a share. Net proceeds, after offering costs, amounted to approximately $70,530, of which $33,000 was used to pay down existing bank debt and $2,835 was used for the purchase of 630,111 shares of the common stock of Fiberstars, Inc., increasing the Company's ownership to 19.6% of Fiberstars. The remainder of the net proceeds will be used for capital expenditures and general corporate purposes, including investments in joint ventures.

On July 16, 1996, the Company issued 2,452,000 shares of its Common Stock in a public offering at $13.50 a share. Net proceeds, after offering costs, amounted to $30,091.

On December 12, 1995, the Company completed an initial public offering and issued 2,900,000 shares of its Common Stock. Prior to the initial public offering, shares of the Predecessors were exchanged for 7,281,849 shares of Common Stock of the Company; and 535,887 shares were issued to a warrant holder in exchange for the warrants. During 1996, the Company issued 126,923 shares of Common Stock in connection with certain acquisitions, and at June 30, 1997, 34,783 shares of Common Stock were issuable in connection with an acquisition. The common stock authorized, issued and outstanding as of June 30, 1995 represents the aggregate of the Predecessors' common stocks. The shares authorized, issued and outstanding of the individual issues of common stock of the Predecessors are not presented as the information is not meaningful. At June 30, 1995, the Company had 892,500 preferred shares outstanding (without par value). In August 1995, the Company redeemed such preferred shares for $1,012.

EMPLOYEE STOCK OPTIONS
----------------------

The Company's 1995 Incentive Award Plan provides for granting of "A" and "B" incentive stock options to purchase common stock of the Company. The "A" options become exercisable over one-to-five years from the date of grant depending on the Company's operating performance. The "B" options become exercisable at the rate of 25% after one year, 35% after two years, and 40% after three years. All "A" and "B" options have been granted at market value on the date of grant and expire ten years from the date of grant. At June 30, 1997, the Company had 949,339 shares reserved for future issuance upon exercise of stock options granted under the Incentive Award Plan.

Information related to stock options at June 30 under the Incentive Award Plan follows:

                                               1997                      1996
                                    ------------------------   -------------------------
                                                   WEIGHTED-                  WEIGHTED-
                                                   AVERAGE                    AVERAGE
                                                   EXERCISE                   EXERCISE
                                    OPTIONS         PRICE      OPTIONS         PRICE
                                    --------       --------    --------       --------
Outstanding, beginning of year       791,850       $  12.33        --             --
Granted                              228,150          19.73     814,350       $  12.26
Exercised                            (50,661)         10.32        --             --
Forfeited                            (55,125)         10.63     (22,500)         10.00
                                    --------                   --------
Outstanding, end of year             914,214          14.38     791,850          12.33
                                    ========                   ========

Weighted -average fair value
   of options granted during
   the year                         $   6.62           --      $   3.77           --

The following table summarizes additional information concerning outstanding and exercisable options at June 30, 1997:

                                   OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     -------------------------------------------------   -------------------------------
                                        WEIGHTED-
                                         AVERAGE          WEIGHTED-                         WEIGHTED-
    RANGE OF                            REMAINING          AVERAGE                           AVERAGE
    EXERCISE                           CONTRACTUAL        EXERCISE                          EXERCISE
     PRICES             OPTIONS            LIFE             PRICE           OPTIONS           PRICE
-----------------    --------------   ---------------   --------------   --------------   --------------
$10.00 to 16.00          439,827         8.9 years    $     10.09             59,377       $     10.05
 16.00 to 23.00          474,387         9.3 years          18.36             61,800             17.00
                     -----------                                         -----------
                         914,214                                             121,177             13.60
                     ===========                                         ===========


If the Company had elected to report compensation expense for the Incentive Award Plan based on the fair value at the grant dates for all awards consistent with the methodology prescribed by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would be as follows:



                                                          YEAR ENDED JUNE 30,
                                                    -------------------------------
                                                          1997             1996
                                                    --------------   --------------

Net income                      As reported           $     7,104    $     2,382
                                Pro forma                   6,540          2,208

Earnings per share              As reported           $      0.52    $      0.11
                                Pro forma                    0.48           0.09

The fair values of the stock options used to calculate the pro forma net income and pro forma earnings per share were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996, respectively: expected volatility of 30% and 25%, risk-free interest rates of 6.41% and 6.06%, and expected lives of 4 years in both periods with no dividend yield.

I.  REDEEMABLE STOCK PURCHASE WARRANTS

Warrants issued in connection with a financing entered into during 1994 were redeemed in December 1995 for $3,000 plus 5.0% of the Company's then existing common stock. Warrants issued in connection with a financing entered into during 1990 were redeemed by the Company for $3,199 in March 1996.

J.  INCOME TAXES

Income before income taxes and extraordinary charges were attributable to the following sources:

                                                 YEAR ENDED JUNE 30,
                                 --------------------------------------------
                                    1997            1996             1995
                                -----------     ------------     -----------

   United States                 $    8,924      $    3,086       $    3,354

   Foreign                              877             341              -
                                -----------     ------------     -----------

   Total                         $    9,801      $    3,427       $    3,354
                                ===========     ============     ===========


The provision for income taxes is computed using the liability method and is based on applicable federal and state statutory rates adjusted for permanent differences between financial and taxable income.

Income taxes have been provided as follows:

                                          1997           1996          1995
                                      ----------     ---------     ---------

Current:
   Federal .....................        $ 1,373         $  (138)        $   776
   State and local .............            550             281             160
   Foreign .....................            355              72            --
                                        -------         -------         -------
                                          2,278             215             936

Deferred:

   Federal .....................        $   313         $   485         $  (538)
   State and local .............            149             167            (186)
   Foreign .....................            (43)             43            --
                                        -------         -------         -------
                                            419             695            (724)
                                        -------         -------         -------
                                        $ 2,697         $   910         $   212
                                        =======         =======         =======



The income tax provision for periods prior to the Combination has been calculated as if the Company filed a consolidated tax return.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's net deferred tax assets and liabilities at June 30, 1997 and 1996 are as follows:

                                                               1997      1996
                                                             -------    -------
Deferred tax assets:
     Net operating loss carryforwards ....................   $ 1,536    $ 2,882
     AMT carryforward ....................................       262        208
     Payroll-related and other accrued expenses ..........       768        630
     Other ...............................................       535        304
                                                             -------    -------
                                                               3,101      4,024

Deferred tax liabilities:
     Depreciation ........................................     2,989      3,380
     Other ...............................................     1,238        203
                                                             -------    -------
                                                               4,227      3,583
                                                             -------    -------

Net deferred tax assets (liabilities) before
  valuation allowance.....................................    (1,126)       441

Valuation allowance ......................................      --         (276)
                                                             -------    -------
Net deferred tax assets (liabilities) ....................   $(1,126)   $   165
                                                             =======    =======


The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

                                                        1997     1996      1995
                                                        ----    -----     ------
Statutory rate ......................................   35.0%    35.0%    35.0%
State and local income taxes net of federal benefit .    3.6      9.2      1.0
Net operating loss carryforwards ....................   (2.8)   (56.4)   (31.0)
Adjustment of deferred tax liabilities ..............  (10.9)      --       --
Nondeductible settlement of a claim .................     --     30.9       --
Other ...............................................    2.6      7.8      1.3
                                                       -----     ----     ----

Effective tax rate ..................................   27.5%    26.5%     6.3%
                                                        ====     ====     ====


Income taxes paid (net of refunds) were $81 in 1997, $375 in 1996 and $280 in 1995.

At June 30, 1997, the Company had United States net operating loss carryforwards ("NOLs") for tax purposes of approximately $4,500 to offset future taxable income. These NOLs expire in the fiscal years 2006 through 2011. Alternative minimum tax paid through June 30, 1997 of $262 is available as a credit with an unlimited carryforward period.

K.  EMPLOYEE BENEFITS

The Company has defined contribution elective savings and retirement plans that cover substantially all full-time employees in its domestic and foreign subsidiaries. The Company matches the contributions of participating employees on the basis of the percentages specified in the respective plans, ranging from 1% to 2% of eligible employee earnings. Contributions charged to income for the defined contribution plans were $373 in fiscal 1997 and $250 in each of fiscal 1996 and fiscal 1995.

L.  SETTLEMENT OF A CLAIM

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

On November 29, 1996, the Company, the Chief Executive Officer and the Executive Vice President reached an out-of-court settlement of both former common shareholders' claims. The charge of $771 represents the settlement of $475 plus legal and other directly-related costs, net of insurance recoveries.

M.  NONCASH SETTLEMENT OF CLAIM
On October 27, 1995, several former preferred shareholders of the Company's lamp manufacturing subsidiary, whose shares were redeemed in August 1995 (prior to the Combination), asserted a claim against certain officers of the Company. On November 15, 1995, such officers entered into a settlement agreement with the former preferred shareholders, whereby such officers and certain other shareholders transferred, from their personal holdings, an aggregate of 273,185 shares of the Company's common stock to the former preferred shareholders. Since the settlement resulted in a transfer of personal shares held by such officers, there was no dilution of the ownership interest of shareholders of the Company. The settlement was recorded as a noncash expense and paid-in-capital of the Company.

N.  RESTRUCTURING CHARGES
In June 1994, one of the Company's subsidiaries provided for the costs, principally inventory and equipment write-downs, to exit its nonlamp product line. During 1995, the disposition plan was revised resulting in a reduction of $121 in the estimated costs to exit the nonlamp product line. During 1996, the assets of the nonlamp product line were sold to an affiliate of the Company for an amount equal to the carrying amount of such assets as of June 30, 1995. As of June 30, 1996 and 1997, the Company has an 8.5% note from the affiliate for $220 related to the sale of the assets of the nonlamp product line which is recorded as a long-term receivable from related parties in the consolidated balance sheet.

O.  EARNINGS PER SHARE
Earnings per share is computed as follows:

                                                                            1997      1996        1995
                                                                           -------   -------    -------
Income:
     Income before extraordinary charge ................................   $ 7,104   $ 2,517    $ 3,142
     Less:  Preferred stock dividends (1) ..............................      --        --           58
            Increase in warrants' value (2) ............................      --       1,350      2,302
                                                                           -------   -------    -------
     Income before extraordinary items attributable to common
        shareholders ...................................................   $ 7,104   $ 1,167    $   782
                                                                           =======   =======    =======

     Net income ........................................................   $ 7,104   $ 2,382    $ 2,889
     Less:  Preferred stock dividends (1) ..............................      --        --           58
            Increase in warrants' value (2) ............................      --       1,350      2,302
                                                                           -------   -------    -------
     Net income attributable to common shareholders ....................   $ 7,104   $ 1,032    $   529
                                                                           =======   =======    =======

Earnings (loss) per share:
     Income before extraordinary charge ................................   $  0.52   $  0.12    $  0.10
     Extraordinary charges .............................................      --       (0.01)     (0.03)
                                                                           -------   -------    -------
     Net income ........................................................   $  0.52   $  0.11    $  0.07
                                                                           =======   =======    =======

Weighted average shares (in thousands) .................................    13,558     9,479      7,818
                                                                           =======   =======    =======

Weighted average shares were computed as follows:
     Shares outstanding or deemed outstanding at beginning of period.....   10,844     7,282      7,282
     Weighted average shares issued pursuant to public offering..........    2,327     1,601        --
     Weighted average shares issued in acquisition ......................       41      --          --
     Weighted average shares issued for exercise of stock options .......       22      --          --
     Weighted average common share equivalents ..........................      289       272        536
     Weighted average shares issued upon warrant conversion .............      --        296        --
     Weighted average shares issued in exchange for subsidiary stock ....      --         20        --
     Weighted average shares issuable ...................................       35         8        --
                                                                           -------   -------    -------
                                                                            13,558     9,479      7,818
                                                                           =======   =======    =======

---------------------
(1) The preferred stock dividends represent cumulative dividends in arrears. No dividends were declared on the preferred stock in any of the years presented. The cumulative dividends in arrears were paid to the preferred shareholders when the related preferred shares were redeemed in October 1994.

(2)  The warrants were redeemed in fiscal 1996.



In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires changes in computing and presenting earnings per share effective for the quarter ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. The adoption of this standard is not expected to have a material impact on the Company's earnings per share.

P.  RELATED PARTY TRANSACTIONS

Prior to the initial public offering, management fees paid by the Company to an affiliate were $764 in fiscal 1996 and $831 in fiscal 1995.

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

Fees paid by the Company under this agreement were $554 in fiscal 1997 and $244 in fiscal 1996.

The Company paid a director of the Company $79 during fiscal 1997 and $100 in fiscal years 1996 and 1995 for consulting services.

The Company sold lamps, lamp components, and lamp production equipment to an overseas company aggregating $3,853 in fiscal 1997, $2,363 in fiscal 1996 and $650 in fiscal 1995. An executive officer and director of the overseas company became a Director of the Company in January 1996.

Q.  COMMITMENTS

The Company leases buildings and certain equipment under noncancelable operating lease agreements. Total rent expense was $1,478 in 1997, $893 in 1996 and $613 in 1995. Future minimum lease commitments, as of June 30, 1997, were as follows:

                  Year:
                  1998                                $ 1,645
                  1999                                  1,495
                  2000                                  1,293
                  2001                                  1,169
                  2002                                    785
                  Thereafter                              687
                                                     --------
                             Minimum lease payments  $  7,074
                                                     ========


Estimated costs to complete construction in progress at June 30, 1997 were $3,593.

R.  QUARTERLY RESULTS OF  OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended June 30, 1997 and 1996.

                                                                     Three Months Ended
                                                        -------------------------------------------
                                                                         Fiscal 1997
                                                        -------------------------------------------
                                                        Jun 30 (a)   Mar 31     Dec 31(d)   Sep 30
                                                        ----------  --------    --------    -------

Net sales .............................................   $25,714    $22,334     $20,107    $18,335
Gross profit ..........................................    12,485     10,468       9,411      8,388
Income from operations ................................     3,348      3,065       1,779      2,277
Net income ............................................   $ 2,601    $ 1,882     $ 1,151    $ 1,470
                                                          =======    =======     =======    =======

Net earnings  per share ...............................   $  0.19    $  0.14     $  0.08    $  0.11
                                                          =======    =======     =======    =======

Average shares outstanding ............................    13,775     13,802      13,650     13,034
Price Range of Common Stock:
    High ..............................................   $26.500    $27.250     $25.250    $19.875
    Low ...............................................   $19.000    $22.000     $16.375    $13.125

                                                                     Three Months Ended
                                                        -------------------------------------------
                                                                         Fiscal 1996
                                                        -------------------------------------------
                                                        Jun 30 (b)   Mar 31     Dec 31(d)   Sep 30
                                                        ----------  --------    --------    -------
Net sales .............................................   $17,341   $ 13,786    $ 12,037    $11,472
Gross profit (b) ......................................     8,133      6,382       5,615      5,342
Income (loss) from operations (b) .....................     2,172      1,883        (923)     1,611
Income (loss) before extraordinary charge..............     1,559      1,487      (1,453)       924
Net income (loss) .....................................   $ 1,559   $  1,455    $ (1,556)   $   924
                                                          =======   ========    ========    =======

Earnings (loss) per share:
   Before extraordinary charge.........................   $  0.14   $   0.14    $  (0.33)   $  0.12
   Extraordinary charge ...............................      --        (0.00)      (0.01)      --
                                                          -------   --------    --------    -------
Net earnings (loss) per share .........................   $  0.14   $   0.14    $  (0.34)   $  0.12
                                                          =======   ========    ========    =======
Average shares outstanding ............................    11,000     10,749       8,448      7,818

Price Range of Common Stock:
    High ..............................................   $18.125   $ 14.375    $ 10.188     (c)
    Low ...............................................   $12.625   $  8.500    $ 10.000     (c)


---------------

(a) Fourth Quarter 1997 -- Net income was increased by $1,000 for a change in accounting estimate related to income taxes.

(b) Fourth Quarter 1996 -- Capitalization of overhead variances increased gross profit and income from operations by approximately $300.

(c) Second Quarter 1996 -- The Company completed its initial public offering on December 12, 1995.

(d) See Notes L and M regarding claims settlements.

S.  INDUSTRY SEGMENT AND GEOGRAPHIC FINANCIAL AREA INFORMATION

The Company operates in a single industry, on a global basis: the design, manufacture and sales of metal halide lighting products including materials, components, systems and production equipment.

Information concerning the Company's operations in different geographic areas at June 30, 1997 and for the year then ended follows:

                                        NORTH    UNITED    OTHER
                                       AMERICA   KINGDOM  FOREIGN    ELIMINATIONS  CONSOLIDATED
                                       -------   -------  -------    ------------  ------------
Net sales to unaffiliated customers   $ 74,941   $ 5,786   $5,764      $   --        $ 86,490
Transfers between geographic areas       3,424      --       --          (3,424)         --
                                      --------   -------   ------      --------      --------
Net sales                             $ 78,365   $ 5,786   $5,764      $ (3,424)     $ 86,490
                                      ========   =======   ======      ========      ========
Operating profit                      $ 10,187   $   347   $  270      $   (335)     $ 10,469

Identifiable assets                    130,363    14,937    4,895       (15,357)      134,838

The information presented above may not be indicative of the results of operations if the geographic areas were independent organizations. Transfers between geographic areas and other geographic transactions are made at established transfer prices. Operating profit by geographic segment is net sales less operating costs, excluding interest and income taxes. Net sales generated by the foreign operations or identifiable assets of foreign operations were less than 10% of related consolidated totals for fiscal 1996 and 1995.

Export sales from the Company's United States operations, which did not exceed 10% of consolidated sales to any individual country, amounted to $16,696, $12,129 and $6,442 in fiscal 1997, 1996 and 1995, respectively.

In fiscal 1997 and fiscal 1995 no single customer accounted for 10% or more of the Company's net sales, while approximately $5,689, or 10%, of fiscal 1996 net sales were made to one customer.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Reporting Disaggregated Information about a Business Enterprise". The statement requires a "management" approach to reporting financial and descriptive information about a Company's operating segments. The Company must adopt this statement in the first quarter of fiscal 1999. Management is currently studying the potential effect of adopting this statement.

T.  SUBSEQUENT EVENTS

In July 1997, the Company issued 3,000,000 shares of its Common Stock in a public offering. A portion of the net proceeds from this offering were used to repay substantially all amounts outstanding under its Revolving Credit and Security Agreement and its $8,400 term note. The early extinguishment of this debt will result in an extraordinary charge against the first quarter fiscal 1998 earnings of approximately $500 net of applicable estimated income tax benefits.

In September 1997, the Company announced the signing of a letter of intent to acquire Ruud Lighting, Inc. for $35,500 and 3 million shares of the Company's Common Stock. The Company intends to complete this acquisition through a combination of available cash from its July 1997 offering and additional bank financing.

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS

          None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

The information required by Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 1997 Annual Shareholders Meeting ("Proxy Statement"), under the captions "Nominees," "Continuing Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance." The Proxy Statement will be filed with the SEC prior to October 27, 1997.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) and (2). The following consolidated financial statements of Advanced Lighting Technologies, Inc. are included in Item 8:

Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets as of June 30, 1997 and 1996
Consolidated Statements of Income for the Years Ended
     June 30, 1997, 1996 and 1995
Statements of Consolidated Shareholders' Equity for the
     Years Ended June 30, 1997, 1996 and 1995
Consolidated Statements of Cash Flows for the
     Years Ended June 30, 1997, 1996 and 1995
Notes to Consolidated Financial Statements

Financial Statement Schedules:

     (2) The following Financial Statement Schedules are included in Item 14(d):

     None

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3)  List of Exhibits

                                                                                      Sequential Page Number/
Exhibit No.                                 Title                                     Incorporated by Reference
---------------------------------------------------------------------------------------------------------------
3.1               Amended and Restated Articles of Incorporation                                *

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

9.2               Form of Irrevocable Proxy                                                     ****

10.1              Copy of the Company's Incentive Award Plan                                    *

10.1/A            Form of Amended Option "A" Grant, qualifying as an
                  Incentive Stock Option                                                        *

10.2              Copy of the Non-Employee Director Stock Purchase
                  Plan for Venture Lighting International, Inc.                                 *

10.3              Plan and Agreement of Merger Among H&F Four, Inc.
                  VLI Partners II, Inc. and Venture Lighting International,
                  Inc., effective as of October 6, 1995                                         *

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

10.10             Form of Preferred Stock Redemption Agreement between
                  Partners II, Inc. and its preferred shareholders (all
                  substantially the same except the number of shares being
                  redeemed and the total redemption price)                                      *

10.11             Agreement to Repay, dated October 5, 1995 with GE                             *

10.12             Bill of Sale dated September 15, 1995 from APL Engineered
                  Materials, Inc. to H&F Five, Inc.                                             *



                                                                                      Sequential Page Number/
Exhibit No.                                 Title                                     Incorporated by Reference
---------------------------------------------------------------------------------------------------------------

10.13             Letter Agreement between Greyrock Financial Group
                  APL Engineered Materials, Inc. dated October 10, 1995                          *

10.14             Lease Agreement dated January 1, 1993, by and between
                  Weston, Inc. and Venture Lighting International, Inc.                          **

10.15             Amended Lease Agreement dated September 30, 1992, by
                  between LR Properties and Lighting Resources International,
                  Inc.                                                                           *

10.16             Employment Agreement dated October 6, 1995, by and between
                  the Company and Wayne R. Hellman                                               *

10.17             Employment Agreement dated October 6, 1995, by and between
                  the Company and Louis S. Fisi                                                  *

10.18             Settlement Agreement, Covenant Not To Sue and
                  Mutual Release II                                                              *

10.19             Aircraft Lease Agreement between LightAir, Ltd., an Ohio
                  limited liability company, of which Wayne R. Hellman owns
                  owns 80% of the membership interests and Louis S. Fisi owns
                  20% of the membership interests, and Levetz Investments, Inc.
                  an unrelated corporation engaged in the business of chartering aircraft and otherwise providing general aviation services
                  (Levetz Investments"), dated as of January 22, 1996.
                  (Form 10-Q Exhibit 10.1)                                                       ***

10.20             Aircraft Operating Agreement between Levetz Investments and
                  Venture Lighting International, Inc., a wholly-owned subsidiary of the Company, dated as of January 22, 1996.  (Form 10-Q
                  Exhibit 10.1)                                                                  ***

10.21             Aircraft Operating Agreement between Levetz Investments and
                  APL Engineered Materials, Inc., a wholly-owned subsidiary of the Company, dated as of January 22, 1996.  (Form 10-Q
                  Exhibit 10.3)                                                                  ***

10.22             Asset Purchase Agreement between Current Industries, Inc.,
                  Metal Halide Controls, Inc. and Advanced Lighting Technologies,
                  Inc. dated January 26, 1996.  (Form 10-Q Exhibit 10.1)                         ****

10.23             Letter Agreement between Venture Lighting International, Inc.
                  and the Bank of Nova Scotia dated March 11, 1996 regarding the purchase of capital stock and certain indebtedness of
                  Spectro Electric, Inc. (form 10-Q Exhibit 10.2)                                ****

                                                                                      Sequential Page Number/
Exhibit No.                                 Title                                     Incorporated by Reference
---------------------------------------------------------------------------------------------------------------
10.24             Revolving Credit and Security Agreement between the Company and BNY Financial Corporation dated March 25, 1996, as
                  amended.                                                                       **

10.25             Amendment No. 1 to Lease Agreement dated March 6, 1996,
                  by and between 32000 Aurora Road Company, Ltd. and
                  Venture Lighting International, Inc. (a wholly-owned
                  subsidiary of the Company)                                                     **

10.26             Aircraft Dry Lease Agreement dated as of May 27, 1997
                  by and between LightAir, Ltd. and Advanced Lighting
                  Technologies, Inc.                                                             **

11.0              Statement of Computation of Per Share Earnings                                 37

21.0              Subsidiaries of the Registrant                                                 **

23.0              Consent of Ernst & Young LLP, Independent Auditors                             38

24.1              Powers of Attorney                                                             39

27.1              Financial Data Schedule                                                        40

* Incorporated by reference to Exhibit of same number in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

** Incorporated by reference to Exhibit of same number in Company's Registration Statement on Form S-1, Registration No. 333-28529, effective July 1, 1997.

*** Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1995.

**** Incorporated by reference to Exhibit of the same number in Company's
     Quarterly Report on Form 10-Q for the Quarterly Period ended March 31,
     1996.

(b). Reports on Form 8-K.

     During the fourth quarter of fiscal 1997, the Company filed no Reports on Form 8-K.

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

                                           ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: September 29, 1997                   By:      /s/ Louis S. Fisi
                                                    -----------------
                                                    Louis S. Fisi
                                                    Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                                       DATE
------------------------------------------------------------------------------------------
/s/  Wayne R. Hellman               Chief Executive Officer                     September 29, 1997
Wayne R. Hellman                    and Director

/s/ Nicholas R. Sucic               Chief Financial Officer,                    September 29, 1997
Nicholas R. Sucic                   Vice President and
                                    Treasurer
                                    (Chief Accounting Officer)

/s/ Louis S. Fisi                   Director                                    September 29, 1997
Louis S. Fisi

/s/  Theodore A. Filson             Director                                    September 29, 1997
Theodore A. Filson

/s/  Francis H. Beam                Director                                    September 29, 1997
Francis H. Beam

/s/  Susuma Harada                  Director                                    September 29, 1997
Susuma Harada

/s/  A Gordon Tunstall              Director                                    September 29, 1997
A Gordon Tunstall

*The undersigned, by signing his name hereto, does hereby execute this Report on behalf of the above indicated directors of Advanced Lighting Technologies, Inc. pursuant to Powers of Attorney executed by each such director appointing the undersigned as attorney-in-fact and filed with the Securities and Exchange Commission.

                                              By:      /s/ Louis S. Fisi
                                                       -----------------
                                                       Louis S. Fisi
                                                       Attorney-in-Fact

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   EXHIBITS TO

                                    FORM 10-K

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                  EXHIBIT INDEX

                                                                                Sequential Page Number/
Exhibit No.                                 Title                               Incorporated by Reference
---------------------------------------------------------------------------------------------------------
3.1               Amended and Restated Articles of Incorporation                            *

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

9.2               Form of Irrevocable Proxy                                                 ****

10.1              Copy of the Company's Incentive Award Plan                                *

10.1/A            Form of Amended Option "A" Grant, qualifying as an
                  Incentive Stock Option                                                    *

10.2              Copy of the Non-Employee Director Stock Purchase
                  Plan for Venture Lighting International, Inc.                             *

10.3              Plan and Agreement of Merger Among H&F Four, Inc.
                  VLI Partners II, Inc. and Venture Lighting International
                  Inc., effective as of October 6, 1995                                     *

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

10.8              Plan and Agreement of H&F One, Inc. With and Into Advanced
                  Lighting Technologies, Inc., effective as of October 10, 1995,
                  as amended                                                                *

                                                                                Sequential Page Number/
Exhibit No.                                 Title                               Incorporated by Reference
---------------------------------------------------------------------------------------------------------
10.9              Form of Plan and Agreement for Exchange of Stock Among
                  Advanced Lighting Technologies, Inc. and Individual
                  Shareholders of APL Engineered Materials, Inc.,
                  effective as of October 10, 1995                                          *

10.10             Form of Preferred Stock Redemption Agreement between
                  Partners II, Inc. and its preferred shareholders (all
                  substantially the same except the number of shares being
                  redeemed and the total redemption price)                                  *

10.11             Agreement to Repay, dated October 5, 1995 with GE                         *

10.12             Bill of Sale dated September 15, 1995 from APL Engineered
                  Materials, Inc. to H&F Five, Inc.                                         *

10.13             Letter Agreement between Greyrock Financial Group
                  APL Engineered Materials, Inc. dated October 10, 1995                     *

10.14             Lease Agreement dated January 1, 1993, by and between
                  Weston, Inc. and Venture Lighting International, Inc.                    **

10.15             Amended Lease Agreement dated September 30, 1992, by
                  between LR Properties and Lighting Resources International,
                  Inc.                                                                      *

10.16             Employment Agreement dated October 6, 1995, by and between
                  the Company and Wayne R. Hellman                                          *

10.17             Employment Agreement dated October 6, 1995, by and between
                  the Company and Louis S. Fisi                                             *

10.18             Settlement Agreement, Covenant Not To Sue and
                  Mutual Release II                                                         *

10.19             Aircraft Lease Agreement between LightAir, Ltd., an Ohio
                  limited liability company, of which Wayne R. Hellman owns
                  80% of the membership interests and Louis S. Fisi owns
                  20% of the membership interests, and Levetz Investments, Inc.
                  an unrelated corporation engaged in the business of chartering aircraft and otherwise providing general aviation services
                  (Levetz Investments"), dated as of January 22, 1996.
                  (Form 10-Q Exhibit 10.1)                                                ***

10.20             Aircraft Operating Agreement between Levetz Investments and
                  Venture Lighting International, Inc., a wholly-owned subsidiary of the Company, dated as of January 22, 1996.  (Form 10-Q
                  Exhibit 10.1)                                                           ***

                                                                                Sequential Page Number/
Exhibit No.                                 Title                               Incorporated by Reference
---------------------------------------------------------------------------------------------------------

10.21             Aircraft Operating Agreement between Levetz Investments and
                  APL Engineered Materials, Inc., a wholly-owned subsidiary of the Company, dated as of January 22, 1996.  (Form 10-Q
                  Exhibit 10.3)                                                            ***

10.22             Asset Purchase Agreement between Current Industries, Inc.,
                  Metal Halide Controls, Inc. and Advanced Lighting Technologies,
                  Inc. dated January 26, 1996.  (Form 10-Q Exhibit 10.1)                   ****

10.23             Letter Agreement between Venture Lighting International, Inc.
                  and the Bank of Nova Scotia dated March 11, 1996 regarding the purchase of capital stock and certain indebtedness of
                  Spectro Electric, Inc. (form 10-Q Exhibit 10.2)                          ****

10.24             Revolving Credit and Security Agreement between the Company and BNY Financial Corporation dated March 25, 1996, as
                  amended.                                                                 **

10.25             Amendment No. 1 to Lease Agreement dated March 6, 1996,
                  by and between 32000 Aurora Road Company, Ltd. and
                  Venture Lighting International, Inc. (a wholly-owned
                  subsidiary of the Company)                                               **

10.26             Aircraft Dry Lease Agreement dated as of May 27, 1997
                  by and between LightAir, Ltd. and Advanced Lighting
                  Technologies, Inc.                                                       **

11.0              Statement of Computation of Per Share Earnings                           37

21.0              Subsidiaries of the Registrant                                           **

23.0              Consent of Ernst & Young LLP                                             38

24.1              Powers of Attorney                                                       39

27.1              Financial Data Schedule                                                  40

* Incorporated by reference to Exhibit of same number in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

** Incorporated by reference to Exhibit of same number in Company's Registration Statement on Form S-1, Registration No. 333-28529, effective July 1, 1997.

*** Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1995.

**** Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996.