Form 10-Q
period 1997-09-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1997-11-14
CIK 1002125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 1997
                                   ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ____________________ to _____________________

                         Commission File Number: 0-27202

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

                                  330/963-6680
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 16,471,036 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of November 10, 1997.

                                      INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                                                        PAGE NO.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets --
                  September 30, 1997 and June 30, 1997                       2

             Condensed Consolidated Statements of Income --
                  Three months ended September 30, 1997 and
                  September 30, 1996                                         3

             Condensed Statement of Consolidated
                  Shareholders' Equity -- Three months ended
                  September 30, 1997                                         4

             Condensed Consolidated Statements of Cash Flows --
                  Three months ended September 30, 1997
                  and September 30, 1996                                     5

             Notes to Condensed Consolidated Financial Statements            6

Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       9

PART II OTHER INFORMATION

Item 5. Other Information                                                   13

Item 6. Exhibits and Reports on Form 8-K                                    15


SIGNATURES                                                                  16

EXHIBIT INDEX                                                               17

--------------------------------------------------------------------------------

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                (UNAUDITED)
                                                               SEPTEMBER 30,   JUNE 30,
                                                                  1997           1997
                                                               -------------   --------
                                                                      (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                     $ 23,839      $  4,198
   Short-term investments                                           4,075         4,075
   Trade receivables, less allowances of $318 and $315             32,659        28,916
   Receivables from released parties                                  438           346
   Inventories:
     Finished goods                                                23,525        21,143
     Raw materials and work-in-process                              8,944         7,982
                                                                 --------      --------
                                                                   32,469        29,125
   Prepaid expenses                                                 1,636         1,363
   Deferred taxes                                                   2,202         2,566
                                                                 --------      --------
Total current assets                                               97,318        70,589

Property, plant and equipment
   Land and buildings                                               6,177         6,143
   Machinery and equipment                                         37,550        32,712
   Furniture and fixtures                                           8,303         7,704
                                                                 --------      --------
                                                                   52,030        46,559
   Less accumulated depreciation                                    9,201         8,558
                                                                 --------      --------
                                                                   42,829        38,001

Deferred taxes                                                        535           535
Receivables from related parties                                    2,020         1,209
Investments in affiliates                                           8,036         7,565
Other assets                                                       11,892         8,954
Excess of cost over net assets of businesses acquired, net          7,878         7,985
                                                                 --------      --------
                                                                 $170,508      $134,838
                                                                 ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt         $  3,738      $  3,731
   Account payable                                                 11,221        15,773
   Payables to related parties                                        579           699
   Employee-related liabilities                                     2,806         2,674
   Accrued income and other taxes                                   2,632         1,689
   Other accrued expenses                                           3,736         3,643
                                                                 --------      --------
Total current liabilities                                          24,712        28,209

Long-term debt                                                      3,143        35,908
Other liabilities                                                     177           463
Deferred taxes                                                      4,305         4,226

Shareholders' equity
   Common stock                                                        16            13
   Paid-in-capital                                                128,733        59,087
   Retained earnings                                                9,422         6,932
                                                                 --------      --------
                                                                  138,171        66,032
                                                                 --------      --------
                                                                 $170,508      $134,838
                                                                 ========      ========

See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (In thousands, except per share dollar amounts)


                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 -----------------------
                                                   1997           1996
                                                 --------       --------
Net sales                                        $ 30,242       $ 18,335

Cost and expenses:
  Cost of sales                                    17,546          9,900
  Marketing and selling                             4,416          3,062
  Research and development                          1,594          1,277
  General and administrative                        2,286          1,772
  Consumer product advertising                        269           --
  Fiber optic joint venture formation costs           212           --
  Amortization of intangible assets                   219             47
                                                 --------       --------
Income from operations                              3,700          2,277

Other income (expenses):
  Interest expense                                   (337)          (237)
  Interest income                                     527            261
                                                 --------       --------
Income before income taxes                          3,890          2,301
Income taxes                                        1,400            831
                                                 --------       --------

Net income                                       $  2,490       $  1,470
                                                 ========       ========

Earnings per share                               $    .15       $    .11
                                                 ========       ========

Shares used for computing per share amounts        16,625         13,034
                                                 ========       ========

See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
      CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)
                     THREE MONTHS ENDED SEPTEMBER 30, 1997

                                                  --------------------------------------------------
                                                   Common       Paid-In        Retained
                                                    Stock       Capital        Earnings       Total
                                                  --------------------------------------------------
                                                            (Dollar amounts in thousands)
Balance at July 1, 1997                           $    13       $ 59,087        $ 6,932      $ 66,032

Net income                                             -            -             2,490         2,490

Net proceeds from public offering of
  3,000,000 common shares                               3         69,332            -          69,335

Stock options exercised                                -             314            -             314
                                                  -------       --------        -------       -------

BALANCE AT SEPTEMBER 30, 1997                     $    16       $128,733        $ 9,422      $138,171
                                                  =======       ========        =======      ========

See notes to condensed consolidated financial statements



                                               ADVANCED LIGHTING TECHNOLOGIES, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                           ---------------------------------------
                                                                               1997                      1996
                                                                           ------------              -------------
                                                                                      (in thousands)
OPERATING ACTIVITIES
 Net income                                                                $      2,490              $       1,470
 Adjustments to reconcile net income to net cash used in
  operating activities:
   Depreciation and amortization                                                    863                        585
   Deferred income taxes                                                            443                        587
   Changes in operating assets and liabilities:
     Trade receivables                                                           (3,743)                    (2,890)
     Inventories                                                                 (3,343)                    (1,036)
     Prepaids and other assets                                                   (1,100)                      (451)
     Accounts payable and accrued expenses                                       (3,994)                      (484)
     Other                                                                         (378)                      (101)
                                                                           ------------              -------------
                            Net cash used in operating activities                (8,762)                    (2,320)

INVESTING ACTIVITIES
  Capital expenditures                                                               --                     (2,888)
  Purchase of short-term investments                                                 --                    (15,125)
  Investments in affiliates                                                        (671)                      (211)
  Use of net proceeds from public offering:
     Capital expenditures                                                        (5,095)                        --
     Acquisition of minority interest in Fiberstars, Inc.                        (2,835)                        --
                                                                           ------------              -------------
                            Net cash used in investing activities                (8,601)                   (18,224)

FINANCING ACTIVITIES
  Proceeds from revolving credit facility                                        14,957                     26,451
  Payments of revolving credit facility                                         (15,107)                   (18,990)
  Proceeds from long-term debt                                                    1,387                      1,532
  Payments of long-term debt and capital leases                                    (882)                    (1,440)
  Issuance of common stock                                                          314                         --
  Net proceeds from public offering                                              69,335                     30,091
  Use of net proceeds from public offering (excluding $7,459 used for working capital purposes for the three months
       ended September 30, 1997):
    Payment of long-term debt                                                    (7,400)                        --
    Payment of revolving credit facility                                        (25,600)                   (13,700)
                                                                           ------------              -------------
                            Net cash provided by financing activities            37,004                     23,944
                                                                           ------------              -------------

Increase in cash and cash equivalents                                            19,641                      3,400
Cash and cash equivalents, beginning of period                                    4,198                      1,682
                                                                           ------------              -------------

                            Cash and cash equivalents, end of period       $     23,839              $       5,082
                                                                           ============              =============


SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                            $        362              $         118
  Income taxes paid                                                                 213                         45
  Equipment acquired through capital leases                                         376                        244




See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997
                         (Dollar amounts in thousands)

A. ORGANIZATION

Advanced Lighting Technologies, Inc. (the "Company") is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, including materials, system components, systems, and production equipment.

B. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                               SEPTEMBER 30, 1997
                         (Dollar amounts in thousands)

C. ISSUANCE OF COMMON STOCK

In July 1997, the Company issued three million shares of its Common Stock in a public offering. Net proceeds amounted to $69,335 and $33,000 of the net proceeds from this offering were used to repay substantially all amounts outstanding under its Revolving Credit and Security Agreement and its Term Note (the "Loan Agreement").

In connection with the completion of the Ruud Lighting, Inc. transaction (as described in Note G), additional debt financing will be required. In obtaining that additional financing, it is anticipated that the Company will repay any amounts outstanding and replace the Loan Agreement. This early extinguishment of debt under the Loan Agreement will result in a noncash write-off of deferred financing costs and an extraordinary charge against earnings in the quarter when the replacement of the Loan Agreement occurs, presently anticipated to be the second quarter of fiscal 1998. The amount of this extraordinary charge, net of applicable estimated income tax benefits, is estimated to be $650.

D. CONSUMER PRODUCT ADVERTISING COSTS

In connection with the Company's metal halide lamp systems for the residential and consumer markets, beginning with the sale of portable lamps in March 1997, the Company implemented a direct marketing program which resulted in $269 of advertising and promotion costs being charged to operations during the first quarter of fiscal 1998.

E. FIBER OPTICS JOINT VENTURE FORMATION COSTS

On May 6, 1997, the Company entered into a joint development agreement with Rohm and Haas Company ("Rohm and Haas"), for the development of advanced fiber optic cable systems using metal halide lamps. On November 3, 1997, the Company announced that it will form a joint venture with Rohm and Haas, which will focus on the manufacture and sale of fiber optic cable and illuminators and fiber optic lighting systems to the worldwide lighting market. Upon the formation of the joint venture, the Company will be obligated to contribute $5,000 cash, its subsidiary, Advanced Cable Lite Corporation, and other fiber optic system assets. In connection with this joint venture, the Company incurred $212 of formation and development costs which were charged to operations during the first quarter of fiscal 1998.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                               SEPTEMBER 30, 1997
                         (Dollar amounts in thousands)

F. INVESTMENT IN FIBERSTARS, INC.

On July 30, 1997, the Company invested $2,835 of cash in exchange for a 19.6% equity interest in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The Company accounts for this investment under the cost method.

G. RUUD LIGHTING, INC. TRANSACTION

In September 1997, the Company announced the signing of a letter of intent to acquire all of the outstanding capital stock of Ruud Lighting, Inc. Under the terms of the proposed agreement, Ruud Lighting's shareholders would receive $35,500 in cash and three million shares of the Company's Common Stock. The Company intends to complete this acquisition through additional debt financing. The transaction is subject to certain conditions, including completion by the Company of financing arrangements, satisfactory completion of due diligence, and completion of the premerger notification process.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollar amounts in thousands)

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

RESULTS OF OPERATIONS -- SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's Condensed Consolidated Statements of Income for the indicated periods:

                                                  Three Months Ended
                                                    September 30,
                                                  ------------------
                                                   1997        1996
                                                  ------      ------
Net sales......................................   100.0%      100.0%

Costs and expenses:
  Cost of sales................................    58.0        54.0
  Marketing and selling........................    14.6        16.7
  Research and development.....................     5.3         7.0
  General and administrative...................     7.6         9.7
  Consumer product advertising.................     0.9          -
  Fiber optic joint venture formation costs....     0.7          -
  Amortization of intangible assets............     0.7         0.2
                                                 ------      ------
Income from operations.........................    12.2        12.4

Other income (expense):
  Interest expense.............................    (1.1)       (1.3)
  Interest income..............................     1.7         1.4
                                                 ------      ------


Income before income taxes.....................    12.8        12.5
Income taxes...................................     4.6         4.5
                                                 ------      ------

Net income.....................................     8.2%        8.0%
                                                 ======      ======

Factors which have affected the results of operations and net income for the quarter ended September 30, 1997 as compared to the comparable period of 1996 are discussed below.

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1996

Net sales. Net sales increased 64.9% to $30,242 for the first quarter of fiscal 1998 from $18,335 for the first quarter of fiscal 1997. This increase was a result of sales growth in system components including power supplies ($7,872), materials ($1,755), systems ($787) and lamp production equipment ($1,493). The increase in system components, materials, and systems was primarily attributable to increased unit volume, while the increase in equipment sales resulted from an increase in equipment contracts in-progress, as compared with the number of contracts-in-progress during the first quarter of fiscal 1997.

Cost of Sales. Cost of sales increased 77.2% to $17,546 in the first quarter of fiscal 1998 from $9,900 in the first quarter of fiscal 1997. As a percentage of net sales, cost of sales increased to 58.0% in the first quarter of fiscal 1998 from 54.0% in the first quarter of fiscal 1997. This increase was primarily attributable to a change in the product mix, whereby lower-margin power supplies sales represented a larger component of total sales in fiscal 1998.

Marketing and Selling Expenses. Marketing and selling expenses increased 44.2% to $4,416 in the first quarter of fiscal 1998 from $3,062 in the first quarter of fiscal 1997. Marketing and selling expenses, as a percentage of net sales, decreased to 14.6% in the first quarter of fiscal 1998 from 16.7% in the first quarter of fiscal 1997. This decrease resulted primarily from lower marketing expenses associated with the sale of power supplies.

Research and Development Expenses. Research and development expenses increased to $1,594 in the first quarter of fiscal 1998, a 24.8% increase over the $1,277 incurred in the first quarter of fiscal 1997. This increase arises from increased spending for the: (i) expansion of the line of new lamps intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems, and (iii) development of new materials for the world's major lighting; manufacturers. As a percentage of net sales, research and development expenses decreased to 5.3% in the first quarter of fiscal 1998 from 7.0% in the first quarter of fiscal 1997.

General and Administrative Expenses. General and administrative expenses increased 29.0% to $2,286 in the first quarter of fiscal 1998 from $1,772 in the first quarter of fiscal 1997. As a percentage of net sales, general and administrative expenses decreased to 7.6% in the first quarter of fiscal 1998 from 9.7% in the first quarter of fiscal 1997. The decrease primarily reflects a spending growth rate considerably lower than sales increases through the leveraging of fixed costs as sales levels increase.

Consumer Product Advertising Costs. In connection with the Company's metal halide lamp systems for the residential and hospitality markets, beginning with the sale of table and floor lamps in March 1997, the Company implemented a direct marketing program which resulted in $269 of advertising and promotion costs being charged to operations during the first quarter of fiscal 1998.

Fiber Optic Joint Venture Formation Costs. On May 6, 1997, the Company entered into a joint development agreement with Rohm and Haas Company ("Rohm and Haas") for the development of advanced fiber optic cable systems using metal halide lamps. On November 3, 1997, the Company announced that it will form a joint venture with Rohm and Haas, which will focus on the manufacture and sale of fiber optic cable and illuminators and fiber optic lighting systems to the worldwide lighting market. In connection with this proposed joint venture, the Company incurred $212 of formation and development costs which were charged to operations during the first quarter of fiscal 1998.

Income from Operations. As a result of the aforementioned factors, during the first quarter of fiscal 1998 income from operations increased 62.5% to $3,700 from $2,277 during the first quarter of fiscal 1997. As a percentage of net sales, income from operations remained relatively constant at 12.2% in the first quarter of fiscal 1998 as compared to 12.4% in the first quarter of fiscal 1997.

Interest Expense. Interest expense increased to $337 during the first quarter of fiscal 1998 as compared to $237 for the first quarter of fiscal 1997. This increase resulted from a higher average debt outstanding during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997.

Interest Income. Interest income increased to $527 during the first quarter of fiscal 1998 as compared to $261 in the first quarter of fiscal 1997. This increase is attributable to higher average cash equivalents and short-term investments during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997.

Income Taxes. Income tax expense increased 68.5% to $1,400 in the first quarter of fiscal 1998, from $831 for the comparable period of the preceding year. The increase was primarily due to the increase in income from operations.

At June 30, 1997, the Company had United States net operating loss carryforwards ("NOLs") for tax purposes of approximately $4,500 to offset future taxable income. These NOLs expire in the fiscal years 2006 through 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal financial requirements are for manufacturing equipment, market development activities, research and development efforts, investments in business acquisitions, joint ventures and working capital. These requirements have been, and the Company expects they will continue to be, financed through a combination of cash flow from operations, borrowings under various credit facilities and the sales of common stock (including the remaining proceeds from the July 1996 and July 1997 issuances of common stock currently invested in short-term instruments and cash equivalents).

During July 1997, the Company received $74,250 of proceeds from the sale of three million shares of its common stock in connection with a public offering. Underwriting fees amounted to $3,720 and additional costs associated with the public offering, primarily for legal, accounting, consulting and printing fees, amounted to $1,195. The net proceeds were $69,335, of which $33,000 was used to reduce debt outstanding under the Company's domestic Revolving Credit and Security Agreement and its Term Note (the "Loan Agreement"). Of the remaining net proceeds, $5,095 was used for capital expenditures, primarily production equipment and leasehold improvements, and $2,835 was used to purchase 19.6% of Fiberstars, Inc., a company specializing in the marketing and distribution of fiber optic lighting products. A portion of the remaining proceeds were used for working capital purposes. As of September 30, 1997, the Company had approximately $27,800 in cash and cash equivalents and short-term investments.

Net cash used in operating activities during the three months ended September 30, 1997 amounted to $8,762, as a result of higher accounts receivable arising from increased sales, an increase in inventory levels to support higher sales service levels, and a reduction in accounts payable.

The Company's working capital at September 30, 1997 was $72,606, resulting in a working capital ratio of 3.9 to 1.0, as compared to $42,380 or 2.5 to 1.0 at June 30, 1997. At September 30, 1997, the Company had no working capital advances outstanding under its revolving credit agreements.

In September 1997, the Company announced the signing of a letter of intent to acquire all of the outstanding capital stock of Ruud Lighting, Inc. for $35,500 and three million shares of the Company's Common Stock. In connection with the completion of the Ruud Lighting, Inc. transaction, additional debt financing will be required. In obtaining that additional financing, it is anticipated that the Company will repay any amounts outstanding and replace its existing Loan Agreement. This early extinguishment of debt under the Loan Agreement will result in a noncash write-off of deferred financing costs and an extraordinary charge against earnings in the quarter when the replacement of the Loan Agreement occurs, presently anticipated to be the second quarter of fiscal 1998. The amount of this extraordinary charge, net of applicable estimated income tax benefits, is estimated to be $650.

Additionally, over the next twelve months the Company intends to spend approximately $12,000 on additional production equipment.

The Company believes that the successful completion of the July 1997 offering has strengthened its financial position and enhanced its ability to obtain additional financing. In summary, the Company believes that the combination of its available cash, current borrowing facilities and strengthened financial position will be sufficient for the Company to fund its operations for at least the next 12 months. In addition, the Company is presently discussing with potential lenders the establishment of a comprehensive financing to facilitate its prospective acquisition of Ruud in January 1998 and its other short and long-term financial requirements.

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

PART II. OTHER INFORMATION

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

ITEM 5. OTHER INFORMATION

     (a) On September 18, 1997, the Company announced the signing of a letter of intent to acquire all of the outstanding capital stock of Ruud Lighting, Inc. ("Ruud"), located in Racine, Wisconsin. Started in 1982, Ruud is the world's leading direct marketer of high-intensity discharge ("HID") lighting systems, with a strong focus on metal halide installations, and it has established one of the best known brand names in the lighting systems industry due to unsurpassed product quality and customer service. Ruud manufactures and directly markets HID lighting systems for commercial, industrial, outdoor, and retail lighting applications to its more than 20,000 customers. Ruud's sales for its fiscal year ending November 30, 1997 are expected to exceed $65 million.

         Under the terms of the proposed agreement, Ruud's shareholders would receive $35.5 million in cash and three million shares of Advanced Lighting Technologies, Inc. ("ADLT") common stock. The transaction is subject to certain conditions, including completion by ADLT of financing arrangements, satisfactory completion of due diligence, and completion of the premerger notification process. The transaction is expected to close in January 1998. After closing, Alan J. Ruud, founder and Chief Executive Officer of Ruud, will remain in that capacity and will join the ADLT board of directors as Vice-Chairman.

     (b) On November 3, 1997, the Company announced that it will form a joint venture with Rohm and Haas Company of Philadelphia, Pennsylvania to provide total fiber optic lighting systems to the worldwide lighting market. Under the terms of the joint venture, each party will contribute its fiber optic lighting assets and working capital.

         Rohm and Haas is a Philadelphia-based specialty chemical company with annual sales of more than $4 billion. Its products are used to impart unique performance characteristics to consumer products around the world. Rohm and Haas, an acknowledged leader in acrylic technology, also offers a full range of products for the building, agricultural and semiconductor industries.

       (c) The following Earnings Statement (Unaudited) for the twelve month period ended September 30, 1997 covers a period of twelve months beginning 77 days after the effective date of the Company's Registration Statement (File No. 333-05953) for its July 1996 public offering, and is hereby made available to security holders pursuant to Rule 158 of the Securities Act of 1933, as amended.

                     ADVANCED LIGHTING TECHNOLOGIES, INC.
                        Earnings Statements (Unaudited)
                  Twelve month period ended September 30, 1997

                (In thousands, except per share dollar amounts)


Net sales                                               $       98,397

Costs and expenses:
  Cost of sales                                                 53,384
  Marketing and selling                                         16,788
  Research and development                                       6,121
  General and administrative                                     7,698
  Settlement of claim                                              771
  Consumer product advertising                                     667
  Fiber optic joint venture formation costs                        498
  Amortization of intangible assets                                578
                                                        --------------
  Income from operations                                        11,892

Other income (expense):
  Interest expense                                              (1,613)
  Interest income                                                1,111
                                                        --------------
Income before income taxes                                      11,390
Income taxes                                                     3,266
                                                        --------------

Net income                                              $        8,124
                                                        ==============

Earnings per share                                      $          .56
                                                        ==============

Shares used for computing per share amounts                     14,462
                                                        ==============


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

                                                                     SEQUENTIAL
                                                                    PAGE NUMBER/
EXHIBIT                                                             INCORPORATED
NUMBER      TITLE                                                   BY REFERENCE
-------     -----                                                   ------------

 3.1        Second Amended and Restated Articles of Incorporation
            (as amended to February 12, 1997); Second Amendment to
            Second Amended and Restated Articles of Incorporation.         *

 3.2        Code of Regulations.                                          **

 10.1 Letter of Intent dated September 17, 1997 between Advanced Lighting Technologies, Inc. and Alan Ruud regarding Ruud
            Lighting, Inc. Shares.                                        18

 11         Statement Re: Computation of Earnings Per Share               30

 27         Financial Data Schedule                                       31

-------------
 *Incorporated by reference to Exhibit of same number in Company's Quarterly
  Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

**Incorporated by reference to Company's Registration Statement on Form S-1,
  Registration No. 33-97902, effective December 11, 1995.

        (b) Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1997                 ADVANCED LIGHTING TECHNOLOGIES, INC.

                                        By: /s/ Wayne R. Hellman
                                            ------------------------------------
                                            Wayne R. Hellman
                                            Chief Executive Officer

                                        By: /s/ Nicholas R. Sucic
                                            ------------------------------------
                                            Nicholas R. Sucic
                                            Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBITS                                     PAGE NO.
-------     -----------------------                                     --------

  3.1       Second Amended and Restated Articles of Incorporation (as
            amended to February 12, 1997); Second Amendment to Second
            Amended and Restated Articles of Incorporation.                 *

  3.2       Code of Regulations.                                           **

 10.1 Letter of Intent dated September 17, 1997 between Advanced Lighting Technologies, Inc. and Alan Ruud regarding Ruud
            Lighting, Inc. Shares.                                         18

 11         Statement Re: Computation of Earnings Per Share                30

 27         Financial Data Schedule                                        31

-------------
 *Incorporated by reference to Exhibit of same number in Company's Quarterly
  Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

**Incorporated by reference to Company's Registration Statement on Form S-1,
  Registration No. 33-97902, effective December 11, 1995.