Form 10-Q
period 1997-12-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1998-02-12
CIK 1002125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       or

________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------   ------------------------


                         Commission File Number: 0-27202

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             ------------------------------------------------------
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

                                 330 / 963-6680
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    ------

There were 20,089,244 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of February 9, 1998.

                                      INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                                                                                  PAGE NO.
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets -- December 31, 1997
                           and June 30, 1997..................................................       2

                      Condensed Consolidated Statements of Income -- Three
                           months and six months ended December 31, 1997 and
                           December 31, 1996 .................................................       3

                      Condensed Statement of Consolidated Shareholders'
                           Equity -- Six months ended December 31, 1997 ......................       4

                      Condensed Consolidated Statements of Cash Flows -- Six
                           months ended December 31, 1997 and December 31, 1996 ..............       5

                      Notes to Condensed Consolidated Financial Statements ...................       6

Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations..........................................      10

PART II           OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders ........................      16

Item 5.           Other Information...........................................................      16

Item 6.           Exhibits and Reports on Form 8-K ...........................................      17


SIGNATURES....................................................................................      18

EXHIBIT INDEX.................................................................................      19

                      ADVANCED LIGHTING TECHNOLOGIES INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (unaudited)
                                                               December 31,    June 30,
                                                                   1997          1997
                                                               ------------    --------
                                                                      (In thousands)
ASSETS
Current assets:
     Cash and cash equivalents                                   $ 16,508       $  4,198
     Short-term investments                                         4,075          4,075
     Trade receivables, less allowances of $312 and $315           30,248         28,916
     Receivables from related parties                               1,136            346
     Inventories:
       Finished goods                                              25,076         21,143
       Raw material and work-in-process                            10,082          7,982
                                                                 --------       --------
                                                                   35,158         29,125
     Prepaid expenses                                               2,113          1,363
     Deferred taxes                                                 1,852          2,566
                                                                 --------       --------
Total current assets                                               91,090         70,589

Property, plant and equipment:
     Land and buildings                                             6,668          6,143
     Machinery and equipment                                       40,149         32,712
     Furniture and fixtures                                        10,791          7,704
                                                                 --------       --------
                                                                   57,608         46,559
     Less accumulated depreciation                                  9,915          8,558
                                                                 --------       --------
                                                                   47,693         38,001

Deferred taxes                                                        535            535
Receivables from related parties                                    2,021          1,209
Investments in affiliates                                          17,242          7,565
Other assets                                                       13,095          8,954
Excess of cost over net assets of business acquired, net            6,670          7,895
                                                                 --------       --------
                                                                 $178,346       $134,838
                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current portion of long-term debt       $  3,576       $  3,731
     Accounts payable                                              11,585         15,773
     Payables to related parties                                      652            699
     Employee-related liabilities                                   1,977          2,674
     Accrued income and other taxes                                 2,767          1,689
     Other accrued expenses                                         4,379          3,643
                                                                 --------       --------
Total current liabilities                                          24,936         28,209

Long-term debt                                                      7,401         35,908
Other liabilities                                                     462            463
Deferred taxes                                                      4,380          4,226

Shareholders' equity
     Common stock                                                      16             13
     Paid-in-capital                                              128,936         59,087
     Retained earnings                                             12,215          6,932
                                                                 --------       --------
                                                                  141,167         66,032
                                                                 --------       --------
                                                                 $178,346       $134,838
                                                                 ========       ========



See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                 (In thousands, except per share dollar amounts)

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         DECEMBER 31,                      DECEMBER 31,
                                                   ------------------------        ------------------------
                                                     1997           1996             1997           1996
                                                   --------        --------        --------        --------
Net sales                                          $ 32,729        $ 20,107        $ 62,971        $ 38,442

Costs and expenses:
   Cost of sales                                     18,760          10,696          36,306          20,597
   Marketing and selling                              4,915           3,581           9,331           6,642
   Research and development                           2,078           1,468           3,672           2,744
   General and administrative                         2,065           1,765           4,351           3,538
   Consumer product advertising                         602            --               871            --
   Fiber optic joint venture formation costs           --              --               212            --
   Settlement of claim                                 --               771            --               771
   Amortization of intangible assets                    217              47             436              94
                                                   --------        --------        --------        --------
Income from operations                                4,092           1,779           7,792           4,056

Other income (expense):
   Interest expense                                      (6)           (163)           (343)           (357)
   Interest income                                      278             111             805             329
                                                   --------        --------        --------        --------
Income before income taxes                            4,364           1,727           8,254           4,028
Income taxes                                          1,571             576           2,971           1,407
                                                   --------        --------        --------        --------
Net income                                         $  2,793        $  1,151        $  5,283        $  2,621
                                                   ========        ========        ========        ========
Earnings per share

    Basic                                          $   0.17        $   0.09        $   0.32        $   0.20
                                                   ========        ========        ========        ========
    Diluted                                        $   0.17        $   0.08        $   0.32        $   0.20
                                                   ========        ========        ========        ========
Weighted average shares outstanding

    Basic                                            16,506          13,345          16,378          13,089
                                                   ========        ========        ========        ========
    Diluted                                          16,778          13,650          16,702          13,344
                                                   ========        ========        ========        ========


See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

      CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

                       SIX MONTHS ENDED DECEMBER 31, 1997

                                      -----------------------------------------------------------------------
                                             COMMON STOCK
                                      ----------------------------    PAID-IN      RETAINED
                                         SHARES       PAR VALUE       CAPITAL      EARNINGS        TOTAL
                                      -------------  -------------  ------------  ------------  -------------
                                                                  (In thousands)
Balance at July 1, 1997                     13,435           $ 13      $ 59,087       $ 6,932       $ 66,032

Net income                                       -              -             -         5,283          5,283

Net proceeds from public offering

   of common shares                          3,000              3        69,317             -         69,320

Stock options exercised                         43              -           532             -            532
                                      -------------  -------------  ------------  ------------  -------------

BALANCE AT DECEMBER 31, 1997                16,478           $ 16      $128,936      $ 12,215       $141,167
                                      =============  =============  ============  ============  =============

See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                    ------------------------
                                                                                      1997            1996
                                                                                    --------        --------
                                                                                          (In thousands)
OPERATING ACTIVITIES
   Net income                                                                       $  5,283        $  2,621
   Adjustments to reconcile net income to net cash used in
      operating activities:
         Depreciation and amortization                                                 1,876           1,159
         Deferred income taxes                                                           868             995
         Changes in operating assets and liabilities:
            Trade receivables                                                         (2,344)         (5,620)
            Inventories                                                               (6,335)         (3,228)
            Prepaids and other assets                                                 (2,862)         (1,585)
            Accounts payable and accrued expenses                                     (2,718)           (615)
            Other                                                                       --               (58)
                                                                                    --------        --------
                                Net cash used in operating activities                 (6,232)         (6,331)
INVESTING ACTIVITIES
   Capital expenditures                                                               (2,481)         (6,105)
   Purchase of short-term investments                                                   --           (19,611)
   Sale of short-term investments                                                       --             5,941
   Purchases of businesses                                                              --               (44)
   Investments in affiliates                                                          (3,252)           (519)
   Use of net proceeds from public offering:
          Capital expenditures                                                        (8,329)           --
          Investment in joint venture with Rohm & Haas Company                        (2,000)
          Acquisition of minority interest in Fiberstars, Inc.                        (2,835)           --
                                                                                    --------        --------
                                Net cash used in investing activities                (18,897)        (20,338)
FINANCING ACTIVITIES
   Proceeds from revolving credit facility                                            35,010          47,144
   Payments of revolving credit facility                                             (35,485)        (33,832)
   Proceeds from long-term debt                                                        3,165           4,279
   Payments of long-term debt and capital leases                                      (2,103)         (3,633)
   Issuance of common stock                                                              532             306
   Net proceeds from public offering                                                  69,320          30,091
   Useof net proceeds from public offering (excluding $9,696 used for working capital purposes for the six months ended December 31, 1997):
          Payment of long-term debt                                                   (7,400)           --
          Payment of revolving credit facility                                       (25,600)        (13,700)
                                                                                    --------        --------
                            Net cash provided by financing activities                 37,439          30,655
                                                                                    --------        --------
Increase in cash and cash equivalents                                                 12,310           3,986
Cash and cash equivalents, beginning of period                                         4,198           1,682
                                                                                    --------        --------
                             CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 16,508        $  5,668
                                                                                    ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                                  $    587        $    328
     Income taxes paid                                                                 1,077              45
     Capitalized interest                                                                416             108
     Noncash transactions:
         Equipment acquired through capital leases                                       376           1,004
         Stock issued for purchases of businesses                                       --               975
     Detail of acquisition:
         Assets acquired                                                                --          $  1,231
         Liabilities assumed                                                            --               201
         Stock issued                                                                   --               975
                                                                                    --------        --------
         Cash paid                                                                      --                55
             Less cash acquired                                                         --                11
                                                                                    --------        --------
         Net cash paid for acquisition                                                  --          $     44
                                                                                    ========        ========

See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1997
                          (Dollar amounts in thousands)

A. ORGANIZATION

Advanced Lighting Technologies, Inc. (the "Company" or "ADLT") is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, including materials, system components, systems, and production equipment.

B. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997. Operating results for the three months or six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 128, "Earnings per Share," which replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the Statement 128 requirements.

C. CONSUMER PRODUCT ADVERTISING COSTS

In March 1997, the Company began to market its MicroSun(TM) metal halide lamp systems for the residential and consumer markets. To promote MicroSun(TM) products, the Company implemented a direct marketing test program which resulted in $602 of advertising and promotion costs being charged to operations during the three months ended December 31, 1997, and $871 of such costs being charged to operations during the six months ended December 31, 1997.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                DECEMBER 31, 1997
                          (Dollar amounts in thousands)

D. FIBER OPTICS JOINT VENTURE FORMATION COSTS

On December 31, 1997, the Company and Rohm and Haas Company completed a series of agreements that resulted in the formation of Unison Fiber Optics Lighting Systems LLC ("Unison"), a joint venture that focuses on the manufacture and sale of fiber optic lighting systems to the worldwide lighting market. In consideration for a 50% interest in Unison, the Company contributed its subsidiary, Advanced Cable Lite Corporation, $2,000 in cash, other fiber optic lighting system assets and is obligated to contribute an additional $3,000 in cash under a note due January 1, 2000. The Company will account for its investment in Unison under the equity method.

The transaction had the following noncash impact of increasing (decreasing) the Company's December 31, 1997 condensed consolidated balance sheet:

          Investments in affiliates                                        $ 4,592
          Working capital, net                                                (505)
          Property, plant and equipment, net                                   (53)
          Other assets                                                         (51)
          Excess of cost over net assets of businesses acquired, net          (983)
          Long-term debt                                                     3,000


E. ISSUANCE OF COMMON STOCK

In July 1997, the Company issued three million shares of its Common Stock in a public offering, resulting in net proceeds of $69,320. Approximately $33,000 of the net proceeds from this offering were used to repay substantially all amounts outstanding under its Revolving Credit and Security Agreement and its Term Note (the "Loan Agreement"). Of the remaining net proceeds, $8,329 was used for capital expenditures, primarily production equipment and leasehold improvements, $2,835 was used to purchase 19.6% of Fiberstars, Inc., a company specializing in the marketing and distribution of fiber optic lighting products, $2,000 was contributed to Unison Fiber Optics Lighting Systems LLC, the Company's joint venture with Rohm and Haas Company, and $9,696 was used for working capital purposes for the six months ended December 31, 1997.

F. ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 1997

On January 2, 1998, the Company acquired all of the outstanding capital stock (the "Stock") of Ruud Lighting, Inc. ("Ruud"), located in Racine, Wisconsin. Ruud manufactures and directly markets high-intensity discharge ("HID") lighting systems, with a strong focus on metal halide installations, for commercial, industrial, outdoor, and related lighting applications.

The Stock was acquired from the five shareholders of Ruud in a privately-negotiated purchase transaction. The purchase price for the Stock consisted of three million shares of the Company's Common Stock and approximately $35,500 in cash. The shares were newly-issued from available

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                DECEMBER 31, 1997
                          (Dollar amounts in thousands)

F. ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 1997 (CONTINUED)

authorized but unissued shares of the Company. The cash portion of the purchase price was financed using a portion of the proceeds of the Company's $85,000 revolving credit facility (see Note G for a description of the new facility). The Company also assumed approximately $14,400 of Ruud's debt obligations as of the closing date. The acquisition will be accounted for by the purchase method.

On January 28, 1998, the Company completed the acquisition of Deposition Sciences, Inc.("DSI"), of Santa Rosa, California. DSI is the leader in the development of sophisticated thin film deposition systems (equipment) and coatings for lighting applications, with particular emphasis on coatings for metal halide lighting systems.

The stock of DSI was acquired in a privately-negotiated merger transaction. The purchase price consisted of 600,000 shares of the Company's Common Stock and approximately $14,500 in cash. The shares were newly-issued from available authorized but unissued shares of the Company. The cash portion of the purchase price was financed using a portion of the proceeds of the Company's $85,000 revolving credit facility. The Company also assumed approximately $1,200 of DSI's debt obligations as of the closing date. This transaction will be accounted for by the purchase method.

G. FINANCING ARRANGEMENTS SUBSEQUENT TO DECEMBER 31, 1997

On January 2, 1998, the Company replaced its existing Loan Agreement and other borrowings in North America with an $85,000 revolving credit facility provided by several North American financial institutions. Proceeds from this facility were partially used to finance the $35,500 cash portion of the Ruud acquisition and the $14,500 cash portion of the DSI acquisition (see Note F for a description of these acquisitions). Proceeds were also used to repay $19,200 of existing and outstanding North American bank borrowings of ADLT, Ruud and DSI.

The facility has a three-year term expiring in December 2000, extendable annually for a three-year term. Interest rates on loans outstanding are based, at the Company's option, on LIBOR or the agent bank's prime rate. The interest rates based on LIBOR may range between LIBOR plus .625% and LIBOR plus 1.75%. The Company is also obligated to pay commitment fees of between .20% and .375% on the unused portion of the facility. The facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants with respect to interest coverage, cash flow and tangible net worth. The principal security for the facility is substantially all of the personal property of the Company and each of its North American subsidiaries and a pledge of stock of each of the Company's principal subsidiaries.

The early extinguishment of debt under the Loan Agreement resulted in a noncash write-off of deferred financing costs and an extraordinary charge (estimated to amount to $650, net of applicable income tax benefits) in the quarter ending March 31, 1998.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                DECEMBER 31, 1997
                          (Dollar amounts in thousands)

H. ADDITIONAL INVESTMENT IN FIBERSTARS, INC. SUBSEQUENT TO DECEMBER 31, 1997

During July 1997, the Company purchased an equity interest in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. At December 31, 1997, the Company owned approximately 669,000 common shares, or 19.6% of total Fiberstars shares outstanding. On February 11, 1998, the Company increased its equity ownership to approximately 1,023,000 common shares, or 29% of total outstanding shares. Accordingly, the Company will change its method of carrying the investment to equity from cost in the quarter ending March 31, 1998, as required under generally accepted accounting principles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollar amounts in thousands)

This report on Form 10-Q may contain forward-looking statements. For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. Such factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's Condensed Consolidated Statements of Income for the indicated periods:

                                                 Three Months Ended         Six Months Ended
                                                     December 31,               December 31,
                                                  -----------------         -----------------
                                                  1997         1996         1997         1996
                                                  ----         ----         ----         ----
Net sales .....................................   100.0        100.0        100.0        100.0

Costs and expenses:
   Cost of sales ..............................    57.3         53.2         57.7         53.6
   Marketing and selling ......................    15.0         17.8         14.8         17.3
   Research and development ...................     6.4          7.3          5.8          7.1
   General and administrative..................     6.3          8.8          6.9          9.2
   Consumer product advertising ...............     1.8           --          1.4           --
   Fiber optic joint venture formation cost ...      --           --          0.3           --
   Settlement of claim                               --          3.9           --          2.0
   Amortization of intangible assets...........     0.7          0.2          0.7          0.2
                                                  -----        -----        -----        -----
Income from operations.........................    12.5          8.8         12.4         10.6

Other income (expenses):
   Interest expense ...........................    (0.0)        (0.8)        (0.6)        (0.9)
   Interest income ............................     0.8          0.6          1.3          0.8
                                                  -----        -----        -----        -----
Income before income taxes ....................    13.3          8.6         13.1         10.5
Income taxes ..................................     4.8          2.9          4.7          3.7
                                                  -----        -----        -----        -----
NET INCOME                                          8.5          5.7          8.4          6.8
                                                  =====        =====        =====        =====

Factors which have affected the results of operations and net income for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 and the comparison of the first six months of fiscal years 1998 and 1997 are discussed below.

QUARTER ENDED DECEMBER 31, 1997 COMPARED WITH QUARTER ENDED DECEMBER 31, 1996

Net sales. Net sales increased 62.8% to $32,729 for the second quarter of fiscal 1998 from $20,107 for the second quarter of fiscal 1997. The increase in system components, materials, and systems ($12,468) was primarily attributable to increased unit volume, including a $8,880 increase from the Company's power supply subsidiaries acquired in the second half of fiscal 1997. The increase in equipment sales ($154) resulted from an increase in equipment contracts-in-progress, as compared with the number of contracts-in-progress during the second quarter of fiscal 1997.

Cost of Sales. Cost of sales increased 75.4% to $18,760 in the second quarter of fiscal 1998 from $10,696 in the second quarter of fiscal 1997. As a percentage of net sales, cost of sales increased to 57.3% in the second quarter of fiscal 1998 from 53.2% in the second quarter of fiscal 1997. This increase was primarily attributable to a change in the product mix, whereby lower-margin power supplies products represented a larger component of total sales in fiscal 1998.

Marketing and Selling Expenses. Marketing and selling expenses increased 37.3% to $4,915 in the second quarter of fiscal 1998 from $3,581 in the second quarter of fiscal 1997. Marketing and selling expenses, as a percentage of net sales, decreased to 15.0% in the second quarter of fiscal 1998 from 17.8% in the second quarter of fiscal 1997. This decrease reflects the leveraging of certain fixed marketing and selling expenses as sales levels increase and relatively lower marketing expenses associated with the sale of power supplies.

Research and Development Expenses. Research and development expenses increased 41.6% to $2,078 in the second quarter of fiscal 1998 from $1,468 in the second quarter of fiscal 1997. This increase arose from increased spending for the: (i) expansion of the line of new lamps intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems; and, (iii) development of new materials for the world's major lighting manufacturers. As a percentage of net sales, research and development expenses decreased to 6.4% in the second quarter of fiscal 1998 from 7.3% in the second quarter of fiscal 1997.

General and Administrative Expenses. General and administrative expenses increased 17.0% to $2,065 in the second quarter of fiscal 1998 from $1,765 in the second quarter of fiscal 1997. As a percentage of net sales, general and administrative expenses decreased to 6.3% in the second quarter of fiscal 1998 from 8.8% in the second quarter of fiscal 1997. The decrease as a percentage of net sales primarily reflects a spending growth rate considerably lower than sales increases through the leveraging of fixed costs as sales levels increase.

Consumer Product Advertising Costs. In March 1997, the Company began to market its MicroSun(TM) metal halide lamp systems for the residential and consumer markets. To promote MicroSun(TM) products, the Company implemented a direct marketing test program which resulted in $602 of advertising and promotion costs being charged to operations during the quarter ended December 31, 1997.

Settlement of Claim. During the second quarter of fiscal 1997, the Company paid $475 in an out-of-court settlement of a claim brought by certain former common shareholders of a predecessor of the Company. The charge of $771 ($.06 per share) in the second quarter of fiscal 1997 represents the $475 settlement plus legal and other directly-related costs, net of anticipated insurance recoveries.

Income from Operations. As a result of the aforementioned factors, during the second quarter of fiscal 1998, income from operations increased 130.0% to $4,092 from $1,779 during the second quarter of fiscal 1997. As a percentage of net sales, income from operations increased to 12.5% in the second quarter of fiscal 1998 as compared to 8.8% in the second quarter of fiscal 1997.

Interest Expense. Interest expense decreased to $6 during the second quarter of fiscal 1998 as compared to $163 for the second quarter of fiscal 1997. This decrease resulted from lower average debt outstanding during the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997.

Interest Income. Interest income increased to $278 during the second quarter of fiscal 1998 as compared to $111 in the second quarter of fiscal 1997. This increase is attributable to higher average cash equivalents and short-term investments during the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997.

Income Taxes. Income tax expense increased to $1,571 in the second quarter of fiscal 1998, from $576 for the comparable period of the preceding year. The increase was primarily due to the increase in income from operations and an increase in the effective tax rates to 36% for the second quarter of fiscal 1998 as compared with 33% during the second quarter of fiscal 1997. The lower effective tax rate in fiscal 1997 resulted primarily from the reversal of valuation allowances related to the utilization of net operating loss carryforwards.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1996

Net sales. Net sales increased 63.8% to $62,971 for the first half of fiscal 1998 from $38,442 for the first half of fiscal 1997. The increase in system components, materials, and systems ($22,881) was primarily attributable to increased unit volume, including a $16,394 increase from the Company's power supply subsidiaries acquired in the second half of fiscal 1997. The increase in equipment sales ($1,648) resulted from an increase in equipment contracts-in-progress, as compared with the number of contracts-in-progress during the first half of fiscal 1997.

Cost of Sales. Cost of sales increased 76.3% to $36,306 in the first half of fiscal 1998 from $20,597 in the first half of fiscal 1997. As a percentage of net sales, cost of sales increased to 57.7% in the first half of fiscal 1998 from 53.6% in the first half of fiscal 1997. This increase was primarily attributable to a change in the product mix, whereby lower-margin power supplies products represented a larger component of total sales in fiscal 1998.

Marketing and Selling Expenses. Marketing and selling expenses increased 40.5% to $9,331 in the first half of fiscal 1998 from $6,642 in the first half of fiscal 1997. Marketing and selling expenses, as a percentage of net sales, decreased to 14.8% in the first half of fiscal 1998 from 17.3% in the first half of fiscal 1997. This decrease as a percentage of net sales reflects the leveraging of certain fixed marketing and selling expenses as sales levels increase and relatively lower marketing expenses associated with the sale of power supplies.

Research and Development Expenses. Research and development expenses increased 33.8% to $3,672 in the first half of fiscal 1998 from $2,744 in the first half of fiscal 1997. This increase arose from increased spending for the: (i) expansion of the line of new lamps intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems; and, (iii) development of new materials for the world's major lighting manufacturers. As a percentage of net sales, research and development expenses decreased to 5.8% in the first half of fiscal 1998 from 7.1% in the first half of fiscal 1997.

General and Administrative Expenses. General and administrative expenses increased 23.0% to $4,351 in the first half of fiscal 1998 from $3,538 in the first half of fiscal 1997. As a percentage of net sales, general and administrative expenses decreased to 6.9% in the first half of fiscal 1998 from 9.2% in the first half of fiscal 1997. The decrease as a percentage of net sales primarily reflects a spending growth rate considerably lower than sales increases through the leveraging of fixed costs as sales levels increase.

Consumer Product Advertising Costs. In March 1997, the Company began to market its MicroSun(TM) metal halide lamp systems for the residential and consumer markets. To promote MicroSun(TM) products, the Company implemented a direct marketing test program which resulted in $871 of advertising and promotion costs being charged to operations during the six months ended December 31, 1997.

Fiber Optic Joint Venture Formation Costs. On May 6, 1997, the Company entered into a joint development agreement with Rohm and Haas Company ("Rohm and Haas") for the development of advanced fiber optic cable systems using metal halide lamps. On December 31, 1997, the Company and Rohm and Haas completed a series of agreements that resulted in the formation of Unison Fiber Optics Lighting Systems LLC ("Unison"), a joint venture that focuses on the manufacture and sale of fiber optic lighting systems to the worldwide lighting market. In connection with this joint venture, the Company incurred $212 of formation and development costs which were charged to operations during the first half of fiscal 1998.

Income from Operations. As a result of the aforementioned factors, during the first half of fiscal 1998 income from operations increased 92.1% to $7,792 from $4,056 during the first half of fiscal 1997. As a percentage of net sales, income from operations increased to 12.4% in the first half of fiscal 1998 as compared to 10.6% in the first half of fiscal 1997.

Interest Expense. Interest expense of $343 during the first half of fiscal 1998 was comparable with the $357 for the first half of fiscal 1997.

Interest Income. Interest income increased to $805 during the first half of fiscal 1998 as compared to $329 in the first half of fiscal 1997. This increase is attributable to higher average cash equivalents and short-term investments during the first half of fiscal 1998 as compared to the first half of fiscal 1997.

Income Taxes. Income tax expense increased to $2,971 in the first half of fiscal 1998, from $1,407 for the comparable period of the preceding year. The increase was primarily due to the increase in income from operations and an increase in the effective tax rates to 36% for the first half of fiscal 1998 as compared with 35% during the first half of fiscal 1997. The lower effective tax rate in fiscal 1997 resulted primarily from the reversal of valuation allowances related to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are for developing manufacturing equipment, market development activities, research and development efforts, investments in business acquisitions, joint ventures and working capital. These requirements have been, and the Company expects they will continue to be, financed through a combination of cash flow from operations, borrowings under various credit facilities and the sale of common stock (including the remaining proceeds from the July 1996 and July 1997 issuances of common stock currently invested in short-term instruments and cash equivalents).

During July 1997, the Company received $74,250 of proceeds from the sale of three million shares of its common stock in connection with a public offering. Underwriting fees amounted to $3,720 and additional costs associated with the public offering, primarily for legal, accounting, consulting and printing fees, amounted to $1,210. The net proceeds were $69,320, of which $33,000 was used to reduce debt outstanding under the Company's domestic Revolving Credit and Security Agreement and its Term Note (the "Loan Agreement"). Of the remaining net proceeds, $8,329 was used for capital expenditures, primarily production equipment and leasehold improvements, $2,835 was used to purchase a 19.6% interest in Fiberstars, Inc., a company specializing in the marketing and distribution of fiber optic lighting products, $2,000 was contributed to Unison Fiber Optics Lighting Systems LLC, the Company's joint venture with Rohm and Haas Company, and $9,696 was used for working capital purposes for the six months ended December 31, 1997.

The Company's working capital (current assets less current liabilities) at December 31, 1997 was $66,154, resulting in a working capital ratio of current assets to current liabilities of 3.7 to 1.0, as compared to $42,380 or 2.5 to
1.0 at June 30, 1997. As of December 31, 1997, the Company had approximately $20,600 in cash and cash equivalents and short-term investments and had no working capital advances outstanding under the Loan Agreement.

On January 2, 1998, the Company replaced its existing Loan Agreement and other borrowings in North America with an $85,000 revolving credit facility provided by several North American financial institutions. Proceeds from this facility were also used to finance the $35,500 cash portion of the Ruud Lighting, Inc.("Ruud") acquisition and the $14,500 cash portion of the Deposition Sciences, Inc.("DSI") acquisition (see Note F to the condensed consolidated financial statements for a description of these acquisitions). Proceeds were also used to repay $19,200 of existing and outstanding North American bank borrowings of ADLT, Ruud and DSI.

The early extinguishment of debt under the Loan Agreement resulted in a noncash write-off of deferred financing costs and an extraordinary charge (estimated to amount to $650, net of applicable income tax benefits) in the quarter ending March 31, 1998.

Net cash used in operating activities during the six months ended December 31, 1997 amounted to $6,232, primarily as a result of higher accounts receivable arising from increased sales, an increase in inventory levels to support higher sales service levels, an increase in prepaids and other assets, and a reduction in accounts payable.

For the six months ended December 31, 1997, the Company invested approximately $10,800 in capital expenditures as compared with $6,100 for the six months ended December 31, 1996. Over the next twelve months the Company intends to spend approximately $18,000 on capital expenditures, primarily production equipment.

The Company believes that the successful completion of the July 1997 offering has strengthened its financial position and enhanced its ability to obtain additional financing. In addition, the Company believes that the acquisition of Ruud will favorably impact its cash flow from operations, as Ruud has historically achieved significant positive cash flows from its operations. The Company believes that the combination of its anticipated cash flows from Ruud's operations, available cash, current borrowing facilities and strengthened financial position will be sufficient for the Company to fund its operations for at least the next 12 months. In addition, it is the Company's intention to avail itself of appropriate financing alternatives to ensure that growth opportunities, arising from acquisitions and additional investments in existing relationships, are realized.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

YEAR 2000 COMPLIANCE

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company and purchased software which is run on in-house computer networks. The Company has initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. To date, those vendors which have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet the Company's requirements. The Company presently believes that costs associated with the compliance efforts will not have a significant impact on the Company's ongoing results of operations.

PART II.  OTHER INFORMATION

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders was held on November 12, 1997. The following sets forth the actions considered and the results of the voting with respect to each action:

                                                                                                  Abstained/
                                                                                                    Broker
                                                                        For           Against      Nonvotes
                                                                     ----------      ---------    ----------
        1.        Nominees for director for the term
                  expiring in 2000 -- All elected

                        Louis S. Fisi                                 12,495,794       450,710          -0-
                        Francis H. Beam                               12,498,424       448,080          -0-

        2.        Ratify and approve 1997 Billion Dollar Market
                  Capitalization Incentive Award Plan -- Passed       10,824,707     1,288,862      832,935

        3.        Ratify and approve 1997 Employee Stock
                  Purchase Plan -- Passed                             12,023,562       108,450      814,492

        4.        Ratify appointment of Ernst & Young LLP
                  -- Passed                                           12,935,386         2,977        8,141


ITEM 5.  OTHER INFORMATION

On January 28, 1998, the Company completed the acquisition of Deposition Sciences, Inc.("DSI"), of Santa Rosa, California. DSI is the leader in the development of sophisticated thin film deposition systems (equipment) and coatings for lighting applications, with particular emphasis on coatings for metal halide lighting systems.

The stock of DSI was acquired in a privately-negotiated merger transaction. The purchase price consisted of 600,000 shares of the Company's Common Stock and approximately $14,500 in cash. The shares were newly-issued from available authorized but unissued shares of the Company. The cash portion of the purchase price was financed using a portion of the proceeds of the Company's $85,000 revolving credit facility (see Note G to the condensed consolidated financial statements for a description of the new facility). The Company also assumed approximately $1,200 of DSI's debt obligations as of the closing date. The transaction will be accounted for as a purchase.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

                                                                                                SEQUENTIAL
                                                                                                PAGE NUMBER/
EXHIBIT                                                                                         INCORPORATED
NUMBER            TITLE                                                                         BY REFERENCE
--------          -----                                                                         ------------
2.1              Stock Purchase Agreement among Advanced Lighting Technologies,
                 Inc., Ruud Lighting, Inc. and Alan J. Ruud, Theodore O. Sokoly,
                 Donald Wandler, Christopher A. Ruud and Cynthia A. Johnson,
                 Dated December 19, 1997.                                                                *

3.1              Second Amended and Restated Articles of Incorporation (as
                 amended to February 12, 1997); Second Amendment to Second
                 Amended and Restated Articles of Incorporation.                                        **

3.2              Code of Regulations.                                                                  ***

11               Statement Re:  Computation of Earnings Per Share                                       20

27               Financial Data Schedule                                                                21

-------------
* Incorporated by reference to Exhibit of same number in Company's Current Report on Form 8-K dated January 2, 1998.

** Incorporated by reference to Exhibit of same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

*** Incorporated by reference to Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(b) Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 1998            ADVANCED  LIGHTING  TECHNOLOGIES,  INC.


                                          By:  /s/ Wayne R. Hellman
                                             ----------------------
                                               Wayne R. Hellman
                                               Chief Executive Officer

                                          By:  /s/ Nicholas R. Sucic
                                             ------------------------
                                               Nicholas R. Sucic
                                               Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS                                                            PAGE NO.
------           -----------------------                                                            --------
2.1              Stock Purchase Agreement among Advanced Lighting Technologies,
                 Inc., Ruud Lighting, Inc. and Alan J. Ruud, Theodore O. Sokoly,
                 Donald Wandler, Christopher A. Ruud and Cynthia A. Johnson,
                 Dated December 19, 1997.                                                                *

3.1              Second Amended and Restated Articles of Incorporation (as
                 amended to February 12, 1997); Second Amendment to Second
                 Amended and Restated Articles of Incorporation.                                        **

3.2              Code of Regulations.                                                                  ***

11               Statement Re:  Computation of Earnings Per Share                                       20

27               Financial Data Schedule                                                                21

-------------
* Incorporated by reference to Exhibit of same number in Company's Current Report on Form 8-K dated January 2, 1998.

** Incorporated by reference to Exhibit of same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

*** Incorporated by reference to Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.