Form 10-Q
period 1998-03-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1998-05-15
CIK 1002125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------


                                    FORM 10-Q

                                   (Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

                                       or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

  For the transition period from _____________________ to _____________________

                         Commission File Number: 0-27202

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                           34-1803229
------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

32000 AURORA ROAD, SOLON, OHIO                                    44139
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                 440 / 519-0500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X____ No _____

There were 20,121,153 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of May 6, 1998.

                                      INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.


                                                                                                 PAGE NO.

PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets -- March 31, 1998
                           and June 30, 1997.......................................................       2

                      Condensed Consolidated Statements of Operations -- Three months and
                           nine months ended March 31, 1998 and 1997..............................        3

                      Condensed Statement of Consolidated Shareholders' Equity --
                           Nine months ended March 31, 1998.......................................        4

                      Condensed Consolidated Statements of Cash Flows -- Nine
                           months ended March 31, 1998 and 1997..................................         5

                      Notes to Condensed Consolidated Financial Statements......................          6

Item 2.           Management's Discussion and Analysis of Financial Condition
                         and Results of Operations..............................................         13


PART II           OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds....................................          22

Item 6.           Exhibits and Reports on Form 8-K.............................................          23


SIGNATURES.....................................................................................          25

EXHIBIT INDEX..................................................................................          26

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               (Unaudited)
                                                                 MARCH 31,      JUNE 30,
                                                                  1998           1997
                                                                 ---------      --------
                                                                    (In thousands)
 ASSETS
 Current assets:
  Cash and cash equivalents                                     $  30,621       $  4,198
  Short-term investments                                            4,075          4,075
  Trade receivables, less allowances of $397 and $315              38,433         28,916
  Receivables from related parties                                  1,087            346
  Inventories:
    Finished goods                                                 28,599         21,143
    Raw materials and work-in-process                              12,862          7,982
                                                                ---------       --------
                                                                   41,461         29,125
  Prepaid expenses                                                  3,018          l,363
  Deferred taxes                                                    5,995          2,566
                                                                ---------       --------
Total current assets                                              124,690         70,589

Property, plant and equipment:
  Land and buildings                                               27,816          6,143
  Machinery and equipment                                          49,731         32,712
  Furniture and fixtures                                           15,119          7,704
                                                                ---------       --------
                                                                   92,666         46,559
  Less accumulated depreciation                                    10,869          8,558
                                                                ---------       --------
                                                                   81,797         38,001
Deferred taxes                                                      2,050            535
Receivables from related parties                                    2,532          1,209
Net assets associated with discontinued operations -- Note K        2,358           --
Investments in affiliates                                          21,902          7,565
Intangible assets                                                  34,485          4,737
Other assets                                                        7,445          4,217
Excess of cost over net assets of businesses acquired, net         31,440          7,985
                                                                ---------       --------
                                                                $ 308,699       $134,838
                                                                =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt         $   2,247       $  3,731
  Accounts payable                                                 15,761         15,773
  Payables to related parties                                         731            699
  Employee-related liabilities                                      3,670          2,674
  Accrued income and other taxes                                    3,377          1,689
  Other accrued expenses                                           11,258          3,643
                                                                ---------       --------
Total current liabilities                                          37,044         28,209

Long-term debt                                                    117,520         35,908
Other liabilities                                                     866            463
Deferred taxes                                                      4,491          4,226

Shareholders'equity
  Common stock                                                         20             13
  Paid-in-capital                                                 171,854         59,087
  Retained earnings (deficit)                                     (23,096)         6,932
                                                                ---------       --------
                                                                  148,778         66,032
                                                                ---------       --------
                                                                $ 308,699       $134,838
                                                                =========       ========


See notes to condensed consolidated financial statements.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except per share dollar amounts)

                                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                           MARCH 31,               MARCH 31,
                                                                    --------------------    ---------------------
                                                                       1998       1997        1998         1997
                                                                    --------    --------    ---------    --------
Net sales                                                           $ 49,075    $ 22,034    $ 110,891    $ 60,291
Costs and expenses:
    Cost of sales -- Note I                                           30,448      11,801       66,241      32,299
    Marketing and selling                                              7,523       3,784       16,854      10,299
    Research and development                                           2,848       1,291        6,069       3,851
    General and administrative                                         3,087       1,855        7,307       5,378
    Fiber optic joint venture formation costs                           --          --            212        --
    Purchased in-process research & development--Note I               18,220        --         18,220        --
    Special charges -- Note I                                         15,700                   15,700        --
    Settlement of claim                                                 --          --           --           771
    Amortization of intangible assets                                    505         101          930         195
                                                                    --------    --------      -------    --------
Income (loss) from operations                                        (29,256)      3,202      (20,642)      7,498

Other income (expense):
    Interest expense                                                  (1,325)       (392)      (1,649)       (749)
    Interest income                                                      274         283        1,079         610
    Loss from equity investment                                           (2)       --             (2)        --
                                                                    --------    --------      -------    --------
Income (loss) from continuing operations before income
    taxes and extraordinary charge                                   (30,309)      3,093      (21,214)      7,359
Income taxes                                                          (2,356)      1,123          918       2,616
                                                                    --------    --------      -------    --------
Income (loss) from continuing operations before
    extraordinary charge                                             (27,953)      1,970      (22,132)      4,743
Loss from discontinued operations, net of
    income tax benefits - Note K                                      (6,753)        (88)      (7,292)       (241)
                                                                    --------    --------      -------    --------
Income (loss) before extraordinary charge                            (34,706)      1,882      (29,424)      4,502
Extraordinary charge from early extinguishment
    of debt, net of income tax benefits - Note E                        (604)       --           (604)        --
                                                                    --------    --------      -------    --------
Net income (loss)                                                   $(35,310)   $  1,882    $ (30,028)   $  4,502
                                                                    ========    ========     ========    ========

Earnings per share - Basic:
    Income (loss) from continuing operations                        $  (1.40)   $    .15    $   (1.26)   $    .36
    Loss from discontinued operations                                   (.34)       (.01)        (.42)       (.02)
    Extraordinary charge                                                (.03)       --           (.03)        --
                                                                    --------    --------      -------    --------
Earnings per share - Basic                                          $   1.77    $    .14    $   (1.71)   $    .34
                                                                    ========    ========     ========    ========

Earnings per share - Diluted
    Income (loss) from continuing operations                        $  (1.40)   $    .14    $   (1.26)   $    .35
    Loss from discontinued operations                                   (.34)       --           (.42)       (.02)
    Extraordinary charge                                                (.03)       --           (.03)        --
                                                                    --------    --------      -------    --------
Earnings per share - Diluted                                        $  (1.77)   $    .14    $   (1.71)   $    .33
                                                                    ========    ========     ========    ========

Weighted average shares outstanding
    Basic                                                             19,917      13,438       17,540      13,205
                                                                    ========    ========     ========    ========
    Diluted                                                           19,917      13,802       17,540      13,503
                                                                    ========    ========     ========    ========

See notes to consolidated financial statements.

                                  ADVANCED LIGHTING TECHNOLOGIES, INC.
            CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)
                                   NINE MONTHS ENDED MARCH 31, 1998

                                               ------------------------------------------------------------------
                                                   COMMON STOCK
                                               ----------------------      PAID-IN       RETAINED
                                               SHARES        PAR VALUE      CAPITAL      EARNINGS        TOTAL
                                                ------          -----     ---------      ---------     -----------
                                                                        (In thousands)

    Balance at July 1, 1997                     13,435          $  13    $   59,087     $   6,932     $   66,032

    Net loss                                      -               -             -         (30,028)       (30,028)

    Net proceeds from public offering
      of common shares                           3,000              3        69,317           -           69,320

    Issuance of shares in connection
      with purchases of businesses               3,600              4        42,619           -           42,623

    Stock options exercised                         70              -           831           -              831
                                                ------          -----     ---------     ---------     ----------
    BALANCE AT MARCH 31, 1998                   20,105          $  20     $ 171,854     $ (23,096)    $  148,778
                                                ======          =====     =========     =========     ==========

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  NINE-MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 ------------------
                                                                                 1998          1997
                                                                                 ----          ----
                                                                               (In thousands)
OPERATING ACTIVITIES
  Net income (loss)                                                             $ (30,028)    $ 4,5O2
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Purchased in-process research and development                               18,220        --
       Depreciation and amortization                                                3,335       1,829
       Provision for discontinued operations                                        9,100        --
       Special charges                                                             18,500        --
       Deferred income taxes                                                       (5,750)      1,782
       Extraordinary loss                                                             604        --
       Changes in operating assets and liabilities:
         Trade receivables                                                         (8,063)     (9,400)
         Inventories                                                               (5,673)     (5,612)
         Prepaids and other assets                                                (15,008)     (2,430)
         Accounts payable and accrued expenses                                     (3,384)      2,869
         Other liabilities                                                             84         (74)
                                                                                ---------     -------
                                        Net cash used in operating activities     (18,063)     (6,534)
INVESTING ACTIVITIES
  Capital expenditures                                                             (7,058)    (11,589)
  Purchase of short-term investments                                                 --       (10,229)
  Purchases of businesses                                                         (50,441)     (6,595)
  Investments in affiliates                                                        (4,343)     (1,023)
  Use of net proceeds from public offering:
       Capital expenditures                                                       (14,507)       --
       Investment in joint venture with Rohm & Haas Company                        (2,000)       --
       Acquisition of minority interest in Fiberstars, Inc.                        (4,780)       --
                                                                                ---------     -------
                                        Net cash used in investing activities     (83,129)    (29,436)
FINANCING ACTIVITIES
  Proceeds from revolving credit facility                                         313,196      65,189
  Payments of revolving credit facility                                          (305,237)    (47,344)
  Proceeds from long-term debt                                                    104,353      14,822
  Payments of long-term debt and capital leases                                   (21,848)     (5,896)
  Issuance of common stock                                                            831         434
  Net proceeds from public offering                                                69,320      30,091
  Use of net proceeds from public offering (excluding $11,199 used for working capital purposes for the nine months ended
    March 31, 1998):
       Payment of long-term debt                                                   (7,400)       --
       Payment of revolving credit facility                                       (25,600)    (16,800)
                                                                                ---------     -------
                                  Net cash provided by financing activities       127,615      40,496
                                                                                ---------     -------
Increase in cash and cash equivalents                                              26,423       4,526
Cash and cash equivalents, beginning of period                                      4,198       l,682
                                                                                ---------     -------
                               CASH AND CASH EQUIVALENTS, END OF PERIOD         $  30,621    $  6,208
                                                                                =========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                               $   1,673    $    684
    Income taxes paid                                                               2,280          81
    Capitalized interest                                                              680         206
    Noncash transactions:
       Equipment acquired through capital leases                                      376       1,004
       Property acquired by assuming mortgage                                       4,807        --
       Stock issued for purchases of businesses                                    42,623       1,537
    Detail of acquisitions:
       Assets acquired                                                          $ 120,972    $ 14,212
       Liabilities assumed                                                        (26,149)     (5,688)
       Stock issued                                                               (42,623)     (1,537)
                                                                                ---------     -------
       Cash paid                                                                   52,200       6,987
          Less cash acquired                                                       (1,759)       (392)
                                                                                ---------     -------
       Net cash paid for acquisition                                            $  50,441     $ 6,595
                                                                                =========     =======


See notes to condensed consolidated financial statements.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998
                          (Dollar amounts in thousands)



A.    ORGANIZATION

Advanced Lighting Technologies, Inc. (the "Company" or "ADLT") is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, including materials, system components, systems, and production equipment.



B.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, including adjustments of a normal and recurring nature as well as the special charges described in Note I. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997. Operating results for the three months or nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs. The Company is required to adopt the SOP on July 1, 1999 (though earlier application is encouraged) and, upon adoption, expense all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle. Management is reviewing its capitalization policies and determining the impact that the adoption of this SOP is expected to have on its consolidated results of operations and financial position.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998
                          (Dollar amounts in thousands)



C.  ISSUANCE OF COMMON STOCK

In July 1997, the Company issued three million shares of its Common Stock in a public offering, resulting in net proceeds of $69,320. Approximately $33,000 of the net proceeds from this offering were used to repay substantially all amounts outstanding under its Revolving Credit and Security Agreement and its Term Note (the "Loan Agreement"). Of the remaining net proceeds, $14,507 was used for capital expenditures, primarily production equipment and leasehold improvements, $4,780 was used to purchase 29% of Fiberstars, Inc., a company specializing in the marketing and distribution of fiber optic lighting products, $2,000 was contributed to Unison Fiber Optics Lighting Systems LLC, the Company's joint venture with Rohm and Haas Company, and $11,199 was used for working capital purposes for the nine months ended March 31, 1998.



D.  ACQUISITIONS

During the nine months ended March 31, 1998, the Company completed the following business combinations, both of which were accounted for by the purchase method and, accordingly, results of operations for the acquired businesses have been included in the condensed consolidated statement of operations from their respective dates of acquisition. Assets acquired and liabilities assumed have been recorded at fair value based on appraisals and the best estimates available.

On January 2, 1998, the Company acquired all of the capital stock outstanding (the "Stock") of Ruud Lighting, Inc. ("Ruud"), located in Racine, Wisconsin. Ruud manufactures and directly markets high-intensity discharge ("HID") lighting systems, with a strong focus on metal halide installations, for commercial, industrial, outdoor, and related lighting applications. The purchase price consisted of $35,500 in cash and three million shares of the Company's Common Stock (valued at $33,023). The excess of the purchase price over the net tangible assets acquired was allocated as $29,928 to various intangible assets such as trade name and customer service infrastructure and $29,031 to the excess of cost over net assets acquired ("goodwill"), which are being amortized over 40 years.

The following unaudited pro forma results of operations give effect to the acquisition of Ruud Lighting as if it had occurred on July 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisition occurred on July 1, 1996, or which may result in the future.


                                                                     Nine months ended
                                                                     -----------------
                                                               March 31, 1998     March 31, 1997
                                                               --------------     --------------
         Net sales                                            $147,052             $111,681
         Income (loss) before extraordinary charge             (28,551)               6,238
         Net income (loss)                                     (29,155)               6,238
         Earnings (loss) per share - diluted:
              Before extraordinary charge                       $(1.63)                $.38
              Net income                                        $(1.66)                $.38


                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998
                          (Dollar amounts in thousands)



D.  ACQUISITIONS (CONTINUED)

On January 28, 1998, the Company completed the acquisition of Deposition Sciences, Inc.("DSI"), of Santa Rosa, California. DSI is the leader in the development of sophisticated thin film deposition systems (equipment) and coatings for lighting applications, with particular emphasis on coatings for metal halide lighting systems. The purchase price consisted of $14,500 in cash and 599,717 shares of the Company's Common Stock (valued at $9,600). The excess of the purchase price over the net tangible assets acquired was allocated as $18,220 to in-process research and development ("R&D") and $3,840 to intangible assets. Intangibles consist of trade names, assembled workforce and goodwill, and are amortized over 10 years. Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility and, in accordance with generally accepted accounting principles, was capitalized but immediately written-off subsequent to the acquisition of DSI.

E.  REVOLVING BANK CREDIT FACILITY

On January 2, 1998, the Company replaced its existing Loan Agreement and other borrowings in North America with an $85,000 revolving credit facility provided by several North American financial institutions ("Bank Credit Facility"). Proceeds from this facility were partially used to finance the $35,500 cash portion of the Ruud purchase price and the $14,500 cash portion of the DSI purchase price. Proceeds were also used to repay $19,200 of existing and outstanding North American bank borrowings of ADLT, Ruud and DSI.

The facility has a three-year term expiring in December 2000, extendable annually for a three-year term. Interest rates on loans outstanding are based, at the Company's option, on LIBOR (plus .625% to 1.75%) or the agent bank's prime rate. The Company is also obligated to pay commitment fees of between .20% and .375% on the unused portion of the facility. The facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants with respect to interest coverage, cash flow and tangible net worth. The principal security for the facility is substantially all of the personal property of the Company and each of its North American subsidiaries and a pledge of stock of each of the Company's principal subsidiaries.

The early extinguishment of debt under the Loan Agreement resulted in a noncash write-off of deferred financing costs and an extraordinary charge amounting to $604, net of applicable income tax benefits of $311, in the three months ended March 31, 1998.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998
                          (Dollar amounts in thousands)



F.  SENIOR NOTES OFFERING

On March 13, 1998, the Company sold $100,000 of Senior Notes due March 15, 2008, resulting in net proceeds of approximately $96,150. The Notes have an annual coupon of 8% and are redeemable at the Company's option, in whole or in part, on or after March 15, 2003 at certain preset redemption prices. In addition, at any time prior to March 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes at 108% of par with the proceeds of one or more public equity offerings. Interest on the Senior Notes is payable semiannually on March 15 and September 15 of each year beginning on September 15, 1998. There are no sinking fund requirements.

The Indenture contains covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined therein) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and, with respect to the Company only, engage in mergers and consolidations.

Approximately $76,300 of the net proceeds from the Senior Notes were used to repay amounts outstanding under the Bank Credit Facility, thereby lengthening the term of the Company's debt, most of which had been incurred to finance the acquisitions of Ruud Lighting and DSI.



G.  PURCHASE OF CORPORATE HEADQUARTERS

During March 1998, the Company purchased land and building in Solon, Ohio for $7,758, which includes the assumption of an existing mortgage of approximately $4,800. The mortgage has a 9.39% interest rate, a prepayment penalty that approximates $1,000, requires monthly amortizing payments and a final term payment of $4,100 due in June 2006. Prior to the purchase, a portion of the property was leased and used by the Company for system components manufacturing and office space. Subsequent to the purchase, the Company relocated its world headquarters to the facility. The Company has invested and intends to invest additional amounts for expanded manufacturing, sales and training facilities.



H.  ADDITIONAL INVESTMENT IN FIBERSTARS, INC.

During July 1997, the Company purchased an equity interest in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. At December 31, 1997, the Company owned approximately 669,000 common shares, or 19.6% of Fiberstars' shares outstanding. On February 11, 1998, the Company increased its equity ownership to approximately 1,023,000 common shares, or 29% of Fiberstars' shares outstanding. Accordingly, the Company has changed its method of carrying the investment to equity from cost in the quarter ended March 31, 1998. The Company can not purchase additional shares of Fiberstars without the consent of the board of directors of Fiberstars.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998
                          (Dollar amounts in thousands)


I.  SPECIAL CHARGES

During the three months ended March 31, 1998, the Company recorded special charges related to the purchase price allocation for Deposition Sciences Inc. ("DSI") and an assessment of the Company's global power supply operations.

The Company completed the acquisition of DSI in January 1998. The special charges include $18,220 for purchased in-process research and development, determined by an independent valuation, relating to the DSI acquisition.

The special charges also include $18,500 principally relating to the rationalization of the Company's global power supply operations. With the January 1998 acquisition of Ruud Lighting, Inc., the Company accelerated the rationalization of its existing power supply manufacturing operations and distribution activities in order to capitalize on new opportunities not previously available. This assessment resulted in (a) the discontinuance of certain power supply products at the Company's power supply facilities and (b) the write-down of certain intangible and fixed assets.

In addition, the charges cover the consolidation and rationalization cost of distribution activities and facilities, the write-down of assets in connection with the implementation of new information systems and a reassessment of investments resulting from a change in expansion strategy arising from the Ruud Lighting acquisition.

The special charges were determined in accordance with formal plans developed by the Company's management using the best information available to it at the time and, subsequently, approved by the Company's Board of Directors. The amounts the Company may ultimately incur may change as the plans are executed.

The amounts are classified in the March 31, 1998 statement of operations as: cost of sales--$2,800; purchased in-process research and development--$18,220; and, special charges--$15,700. The activity impacting the accrual related to special charges is summarized in the following table:

                                           Charged to      Charges     Balance as of
                                           Operations      Utilized    March 31, 1998
                                           ----------      --------    --------------
Inventories                                 $ 2,800        $    91        $2,709
Asset write-downs:
       Intangibles                            8,942          8,942           -0-
       Fixed assets                           2,650          1,004         1,646
       Other assets                           2,393          2,070           323
Contractual commitments
       and other accruals                     1,600            473         1,127
Other                                           115            115           -0-
                                            -------        -------        ------
                                            $18,500        $12,695        $5,805
                                            =======        =======        ======

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998
                          (Dollar amounts in thousands)


I.  SPECIAL CHARGES (CONTINUED)

Intangible assets primarily represent the excess of the purchase price of acquisition over the fair market value of the net assets acquired ("goodwill") and other costs allocated to tradenames, know-how, and other specifically identifiable intangibles arising from business acquisitions. Asset writedowns for the impairment of long-lived intangibles and fixed assets were determined in accordance with Financial Accounting Standards No. 121.

Actions required by the plans are expected to be completed by June 30, 1999. Cash outlays to complete the balance of the Company's initiative to rationalize the Company's global power supply operations are estimated to be approximately $1,300.

The March 31, 1998 balance of the accrual for special charges is classified within the balance sheet as follows:

Inventories                                                 $2,709
Property, plant, and equipment                               1,646
Other assets                                                   323
Other accrued expenses                                       1,127
                                                            ------
                                                            $5,805
                                                            =======


After an income tax benefit of $4,664, these special charges reduced net income by $32,056, or $1.61 diluted earnings per share for the three months ended March 31, 1998.


J.   INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes as a result of the difference between the financial reporting and tax bases of (a) the net assets of Deposition Sciences, Inc. reflected in the March 31, 1998 statement of operations as purchased in-process research and development and (b) a portion of the special charges related asset write-downs.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998
                          (Dollar amounts in thousands)


K.  DISCONTINUED OPERATIONS, SPIN-OFF OF MICROSUN BUSINESS

In March 1998, the Company approved a plan to distribute to its shareholders all of the ownership of Microsun Technologies, Inc., the subsidiary primarily responsible for development, design, assembly and marketing of metal halide portable fixtures for residential and hospitality uses, in a spin-off transaction which is expected to be tax-free. The Company believes the creation of two separate companies will enable the Company and Microsun to devote the resources necessary to develop their core strategies in pursuit of their growth objectives.

Summary operating information for Microsun for the three month and nine month periods ended March 31, 1998 and 1997, is presented below for informational purposes only and does not necessarily reflect what the results of operations would have been had Microsun operated as a stand-alone entity.


                                   Three Months              Nine Months
                                 Ended March 31,           Ended March 31,
                                 ---------------           ---------------
                                1998        1997           1998         1997
                                ----        ----           ----         ----
Sales                         $ 1,610       $ 300       $ 2,764       $   485
Costs and expenses              2,765         437         4,761           861
                              -------       -----       --------      -------
Loss before income taxes       (1,155)       (137)       (1,997)         (376)
Income tax benefit             (  416)       ( 49)       (  719)         (135)
                              -------       -----       --------      -------
Net loss                      $(  739)      $( 88)      $(1,278)      $(  241)
                              =======       =====       ========      =======

Operating losses through the intended date of the spin-off follow:

                                                   Before
                                                   Income     Income
                                                   Taxes      Taxes        Net
                                                   -----      -----        ---

Operating losses for the nine
     months ended March 31, 1998                 $ 1,997      $  719      $1,278
Estimated operating losses from
     April 1, 1998 to December 31, 1998            9,100       3,086       6,014
                                                 -------      ------      ------
Operating losses through spin-off                $11,097      $3,805      $7,292
                                                 =======      ======      ======

The estimated date of disposition extends to December 31, 1998 pending the determination of the spin-off as tax-free. As a result of the Board of Directors' approval to spin-off the Microsun business, the consolidated financial statements of ADLT have been adjusted and restated to reflect the results of operations of Microsun as a discontinued operation in accordance with generally accepted accounting principles.

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

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's Condensed Consolidated Statements of Operations for the indicated periods:

                                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                                       ------------------   -----------------
                                                            MARCH 31,           MARCH 31,
                                                         --------------      ---------------
                                                         1998      1997      1998       1997
                                                         ----      ----      ----       ----
Net sales ............................................  100.0     100.0     100.0     100.0

Costs and expenses:
   Cost of sales .......................................  62.0      53.5      59.7      53.6
   Marketing and selling ...............................  15.3      17.2      15.2      17.1
   Research and development ............................   5.8       5.9       5.5       6.4
   General and administrative ..........................   6.3       8.4       6.6       8.9
   Fiber optic joint venture formation costs ...........  --        --         0.2      --
   Purchased in-process R & D ..........................  37.1      --        16.4      --
   Special charges .....................................  32.0      --        14.2      --
   Settlement of claim .................................  --        --        --         1.3
   Amortization of intangible assets ...................   1.1       0.5       0.8       0.3
                                                    ------------------------------------------
Income (loss) from operations .........................  (59.6)     14.5     (18.6)     12.4

Other income (expense):
   Interest expense ...................................   (2.7)     (1.8)     (1.5)     (1.2)
   Interest income ....................................    0.6       1.3       1.0       1.0
   Loss from equity investment ........................   (0.0)     --        (0.0)     --
                                                    ------------------------------------------
Income (loss) from continuing operations
   before income taxes and extraordinary charge .......  (61.7)     14.0     (19.1)     12.2
Income taxes ..........................................   (4.8)      5.1       0.8       4.3
                                                    ------------------------------------------
Income (loss) from continuing operations
   before extraordinary charge ........................  (56.9)      8.9     (19.9)      7.9
Loss from discontinued residential portable
   fixture operations, net of income taxes ............  (13.8)     (0.4)     (6.6)     (0.4)
                                                    ------------------------------------------

Income (loss) before extraordinary charge .............  (70.7)      8.5     (26.5)      7.5
Extraordinary charge, net of applicable
   income tax benefits ................................   (1.2)     --        (0.6)     --
                                                    ------------------------------------------
Net income ............................................  (71.9)      8.5     (27.1)      7.5
                                                    ------------------------------------------


Factors which have affected the results of operations for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 and the comparison of the first nine months of fiscal years 1998 and 1997 are discussed below.

QUARTER ENDED MARCH 31, 1998 COMPARED WITH QUARTER ENDED MARCH 31, 1997

Net sales. Net sales increased 122.7% to $49,075 for the third quarter of fiscal 1998 from $22,034 for the third quarter of fiscal 1997. The increase in system components, materials, and systems ($24,473) was primarily attributable to increased unit volume, including a $14,913 increase from the Company's Ruud Lighting subsidiary, which was acquired on January 2, 1998. The increase in equipment sales ($2,568) was primarily attributable to the acquisition of Deposition Sciences, Inc., which was acquired on January 28, 1998.

Cost of Sales. Cost of sales increased 158.0% to $30,448 in the third quarter of fiscal 1998 from $11,801 in the third quarter of fiscal 1997. As a percentage of net sales, cost of sales increased to 62.0% in the third quarter of fiscal 1998 from 53.5% in the third quarter of fiscal 1997. Cost of sales included $2,800 write-down of inventory related to the rationalization of the Company's global power supply operations and the elimination of certain nonfocus product lines. After excluding this write-down, cost of sales increased 134.3% for the quarter to $27,648, or 56.3% of net sales. The increase was primarily attributable to increased unit volume, but also reflects a change in the product mix, whereby lower-margin power supplies products represented a larger component of total sales in fiscal 1998.

Marketing and Selling Expenses. Marketing and selling expenses increased 98.8% to $7,523 in the third quarter of fiscal 1998 from $3,784 in the third quarter of fiscal 1997. Marketing and selling expenses, as a percentage of net sales, decreased to 15.3% in the third quarter of fiscal 1998 from 17.2% in the third quarter of fiscal 1997. This decrease reflects the leveraging of certain fixed marketing and selling expenses as sales levels increase and relatively lower marketing expenses associated with the sale of power supplies.

Research and Development Expenses. Research and development expenses increased 120.6% to $2,848 in the third quarter of fiscal 1998 from $1,291 in the third quarter of fiscal 1997. This increase arose from increased spending for the: (i) expansion of the line of new lamps intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems; and (iii) development of new materials for the world's major lighting manufacturers. As a percentage of net sales, research and development expenses decreased slightly to 5.8% in the third quarter of fiscal 1998 from 5.9% in the third quarter of fiscal 1997.

General and Administrative Expenses. General and administrative expenses increased 66.4% to $3,087 in the third quarter of fiscal 1998 from $1,855 in the third quarter of fiscal 1997. As a percentage of net sales, general and administrative expenses decreased to 6.3% in the third quarter of fiscal 1998 from 8.4% in the third quarter of fiscal 1997. The decrease as a percentage of net sales primarily reflects a spending growth rate considerably lower than sales increases through the leveraging of fixed costs as sales levels increase.

Purchased In-Process Research & Development. In connection with its acquisition of Deposition Sciences, Inc. in January 1998, the Company acquired in-process research and development valued at $18,220. In accordance with generally accepted accounting principles, the entire amount has been recorded as an expense in the third quarter of fiscal 1998.

Special Charges. During the third quarter of fiscal 1998, the Company recorded special charges related to the rationalization of the Company's global power supply businesses. Additionally, the special charges, which total $18,500 (including the $2,800 write-down of inventory discussed above), cover the elimination of certain nonfocus product lines, the consolidation and rationalization cost of distribution activities and facilities, the write-down of assets in connection with the implementation of new information systems and a reassessment of the Company's prospective investments.

Income (Loss) from Operations. As a result of the aforementioned factors, during the third quarter of fiscal 1998, the Company incurred a loss from operations of $29,256, as compared to income from operations of $3,202 during the third quarter of fiscal 1997. Excluding the total special charges and the purchased in-process R&D, income from operations increased 133.1% to $7,464, or 15.2% of net sales, from $3,202, or 14.5% of net sales in the third quarter of fiscal 1997.

Interest Expense. Interest expense increased to $1,325 during the third quarter of fiscal 1998 as compared to $392 for the third quarter of fiscal 1997. This increase resulted primarily from the higher average debt outstanding during the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997.

Interest Income. Interest income of $274 during the third quarter of fiscal 1998 was comparable to the $283 earned in the third quarter of fiscal 1997.

Loss from Equity Investment. During the third quarter of fiscal 1998, the Company increased its equity ownership in Fiberstars, Inc. to approximately 29% of total shares outstanding. Accordingly, the Company changed its method of carrying the investment to equity from cost in the quarter ended March 31, 1998, and recognized a loss of $2 from this investment.

Income (Loss) from Continuing Operations before Income Taxes and Extraordinary Charge. As a result of the aforementioned factors, during the third quarter of fiscal 1998, the Company incurred a loss from continuing operations before income taxes and extraordinary charge of $30,309, as compared to income from continuing operations before income taxes and extraordinary charge of $3,093 during the third quarter of fiscal 1997. Excluding the total special charges and the purchased in-process R&D, income from continuing operations before income taxes and extraordinary charge increased 107.3% to $6,411, or 13.1% of net sales, from $3,093, or 14.0% of net sales in the third quarter of fiscal 1997.

Income Taxes. The Company recorded an income tax benefit of $2,356 in the third quarter of fiscal 1998, as compared to income tax expense of $1,123 in the third quarter of fiscal 1997. The income tax benefit consists of a tax benefit of $4,664 related to the tax-deductible portion of the special charges, and income tax expense of $2,308 related to income from continuing operations (excluding the special charges and the purchased in-process R&D). The income tax expense of $2,308 results in an effective tax rate of 36% on income from continuing operations, which is comparable to the tax rate of 36% incurred in fiscal 1997.

Loss from Discontinued Operations. In March 1998, the Company approved a plan to distribute to its shareholders all of the ownership of Microsun Technologies, Inc., the subsidiary primarily responsible for development, design, assembly and marketing of metal halide portable fixtures for residential and hospitality uses, in a spin-off transaction which is expected to be tax-free. The Company believes the creation of two separate companies will enable the Company and Microsun to devote the resources necessary to develop their core strategies in pursuit of their growth objectives. The loss from discontinued operations of $6,753 represents the total of Microsun's loss from operations in the third quarter of fiscal 1998 and operating losses through the intended date of the spin-off.

Extraordinary Charge. The Company recorded a $604 extraordinary charge (net of applicable income taxes of $311) during the third quarter of fiscal 1998, representing costs associated with the early extinguishment of debt.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1997

Net sales. Net sales increased 83.9% to $110,891 for the first nine months of fiscal 1998 from $60,291 for the first nine months of fiscal 1997. The increase in system components, materials, and systems ($46,381) was primarily attributable to increased unit volume, including a $22,011 increase from the Company's power supply subsidiaries acquired in the second half of fiscal 1997 and a $14,913 increase from the Company's Ruud Lighting subsidiary, which was acquired on January 2, 1998. The increase in equipment sales ($4,218) resulted from an increase in equipment contracts-in-progress, as compared with the number of contracts-in-progress during the first nine months of fiscal 1997, due in part to the acquisition of Deposition Sciences, Inc. in January 1998.

Cost of Sales. Cost of sales increased 105.1% to $66,241 in the first nine months of fiscal 1998 from $32,299 in the first nine months of fiscal 1997. As a percentage of net sales, cost of sales increased to 59.7% in the first nine months of fiscal 1998 from 53.6% in the first nine months of fiscal 1997. Cost of sales included a $2,800 write-down of inventory related to the rationalization of the Company's global power supply operations and the elimination of certain nonfocus product lines. After excluding this write-down, cost of sales increased 96.4% to $63,441, or 57.2% of net sales. The increase was primarily attributable to increased unit volume, but also reflects a change in the product mix, whereby lower-margin power supply products represented a larger component of total sales in fiscal 1998.

Marketing and Selling Expenses. Marketing and selling expenses increased 63.7% to $16,854 in the first nine months of fiscal 1998 from $10,299 in the first nine months of fiscal 1997. Marketing and selling expenses, as a percentage of net sales, decreased to 15.2% in the first nine months of fiscal 1998 from 17.1% in the first nine months of fiscal 1997. This decrease as a percentage of net sales reflects the leveraging of certain fixed marketing and selling expenses as sales levels increase and relatively lower marketing expenses associated with the sale of power supplies.

Research and Development Expenses. Research and development expenses increased 57.6% to $6,069 in the first nine months of fiscal 1998 from $3,851 in the first nine months of fiscal 1997. This increase arose from increased spending for the:
(i) expansion of the line of new lamps intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems; and, (iii) development of new materials for the world's major lighting manufacturers. As a percentage of net sales, research and development expenses decreased to 5.5% in the first nine months of fiscal 1998 from 6.4% in the first nine months of fiscal 1997.

General and Administrative Expenses. General and administrative expenses increased 35.9% to $7,307 in the first nine months of fiscal 1998 from $5,378 in the first nine months of fiscal 1997. As a percentage of net sales, general and administrative expenses decreased to 6.6% in the first nine months of fiscal 1998 from 8.9% in the first nine months of fiscal 1997. The decrease as a percentage of net sales primarily reflects a spending growth rate considerably lower than sales increases through the leveraging of fixed costs as sales levels increase.

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

Purchased In-Process Research & Development. In connection with its acquisition of Deposition Sciences, Inc. in January 1998, the Company acquired in-process research and development valued at $18,220. In accordance with generally accepted accounting principles, the entire amount has been recorded as an expense in the third quarter of fiscal 1998.

Special Charges. During the third quarter of fiscal 1998, the Company recorded special charges related to the rationalization of the Company's global power supply businesses. Additionally, the special charges, which total $18,500 (including the $2,800 write-down of inventory discussed above), cover the elimination of certain nonfocus product lines, the consolidation and rationalization cost of distribution activities and facilities, the write-down of assets in connection with the implementation of new information systems and a reassessment of the Company's prospective investments.

Settlement of Claim. During the second quarter of fiscal 1997, the Company paid $475 in an out-of-court settlement of a claim brought by certain former common shareholders of a predecessor of the Company. The charge of $771 ($.06 per share) represents the $475 settlement plus legal and other directly-related costs, net of anticipated insurance recoveries.

Income (Loss) from Operations. As a result of the aforementioned factors, during the first nine months of fiscal 1998, the Company incurred a loss from operations of $20,642, as compared to income from operations of $7,498 during the first nine months of fiscal 1997. Excluding the fiber optic joint venture formation costs, total special charges, purchased in-process R & D, and the settlement of claim, income from operations increased 97.0% to $16,290, or 14.7% of net sales, from $8,269, or 13.7% of net sales in the first nine months of fiscal 1997.

Interest Expense. Interest expense increased to $1,649 during the first nine months of fiscal 1998 as compared to $749 for the first nine months of fiscal 1997. This increase resulted primarily from the higher average debt outstanding during the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997.

Interest Income. Interest income increased to $1,079 during the first nine months of fiscal 1998 as compared to $610 in the first nine months of fiscal 1997. This increase is attributable to higher average cash equivalents and short-term investments during the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997.

Income (Loss) from Continuing Operations before Income Taxes and Extraordinary Charge. As a result of the aforementioned factors, during the first nine months of fiscal 1998, the Company incurred a loss from continuing operations before income taxes and extraordinary charge of $21,214, as compared to income from continuing operations before income taxes and extraordinary charge of $7,359 during the first nine months of fiscal 1997. Excluding the fiber optic joint venture formation costs, total special charges, purchased in-process R&D, and the settlement of claim, income from continuing operations before income taxes and extraordinary charge increased 93.3% to $15,718, or 14.2% of net sales, from $8,130, or 13.5% of net sales in the first nine months of fiscal 1997.

Income Taxes. The Company recorded income tax expense of $918 for the first nine months of fiscal 1998, as compared to $2,616 in the first nine months of fiscal 1997. The income tax expense for the first nine months of fiscal 1998 was reduced by a tax benefit of $4,664 related to the tax-deductible portion of the special charges. Without this reduction, the income tax expense would have been $5,582, resulting in an effective tax rate of 36% on income from continuing operations, which is comparable to the tax rate of 36% incurred in fiscal 1997.

Loss from Discontinued Operations. In March 1998, the Company approved a plan to distribute to its shareholders all of the ownership of Microsun Technologies, Inc., the subsidiary primarily responsible for development, design, assembly and marketing of metal halide portable fixtures for residential and hospitality uses, in a spin-off transaction which is expected to be tax-free. The Company believes the creation of two separate companies will enable the Company and Microsun to devote the resources necessary to develop their core strategies in pursuit of their growth objectives. The loss from discontinued operations of $7,292 represents the total of Microsun's loss from operations in the first nine months of fiscal 1998 and operating losses through the intended date of the spin-off.

Extraordinary Charge. The Company recorded a $604 extraordinary charge (net of applicable income taxes of $311) during the third quarter of fiscal 1998, representing costs associated with the early extinguishment of debt.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are for developing manufacturing equipment, market development activities, research and development efforts, investments in business acquisitions, joint ventures and working capital. These requirements have been, and the Company expects they will continue to be, financed through a combination of cash flow from operations, borrowings under various credit facilities and the sale of common stock (including the remaining proceeds from the July 1996 and July 1997 issuances of common stock currently invested in cash equivalents).

During July 1997, the Company received $74,250 of proceeds from the sale of three million shares of its common stock in connection with a public offering. Underwriting fees amounted to $3,720 and additional costs associated with the public offering, primarily for legal, accounting, consulting and printing fees, amounted to $1,210. The net proceeds were $69,320, of which $33,000 was used to reduce debt outstanding under the Company's domestic Revolving Credit and Security Agreement and its Term Note (the "Loan Agreement"). Of the remaining net proceeds, $14,507 was used for capital expenditures, primarily production equipment and leasehold improvements, $4,780 was used to purchase a 29% interest in Fiberstars, Inc., a company specializing in the marketing and distribution of fiber optic lighting products, $2,000 was contributed to Unison Fiber Optics Lighting Systems LLC, the Company's joint venture with Rohm and Haas Company, and $11,199 was used for working capital purposes for the nine months ended March 31, 1998.

The Company's working capital (current assets less current liabilities) at March 31, 1998 was $87,646, resulting in a working capital ratio of current assets to current liabilities of 3.4 to 1.0, as compared to $42,380 or 2.5 to 1.0 at June 30, 1997. As of March 31, 1998, the Company had approximately $34,696 in cash and cash equivalents and short-term investments.

On January 2, 1998, the Company replaced its existing Loan Agreement and other borrowings in North America with an $85,000 revolving credit facility provided by several North American financial institutions ("Bank Credit Facility"). Proceeds from this facility were also used to finance the $35,500 cash portion of the Ruud Lighting purchase price and the $14,500 cash portion of the DSI purchase price (see Note D to the condensed consolidated financial statements for a description of these acquisitions). Proceeds were also used to repay $19,200 of existing and outstanding North American bank borrowings of ADLT, Ruud Lighting and DSI.

The early extinguishment of debt under the Loan Agreement resulted in a noncash write-off of deferred financing costs and an extraordinary charge of $604 (net of applicable income tax benefits of $311) in the quarter ended March 31, 1998.

On March 13, 1998, the Company sold $100,000 of 8% Senior Notes due March 15, 2008, resulting in net proceeds of $96,150. Approximately $76,300 of the net proceeds of the Senior Notes were used to repay amounts outstanding under the Bank Credit Facility, thereby lengthening the term of the Company's debt, most of which has been incurred to finance the acquisitions of Ruud Lighting and DSI.

Net cash used in operating activities during the nine months ended March 31, 1998 amounted to $20,569, primarily as a result of higher accounts receivable arising from increased sales, an increase in inventory levels to support higher sales service levels, an increase in prepaids and other assets, and a reduction in accounts payable.

For the nine months ended March 31, 1998, the Company invested approximately $26,372 in capital expenditures as compared with $11,589 for the first nine months of fiscal 1997. Over the next twelve months the Company intends to spend approximately $20,000 on capital expenditures, primarily production equipment, and $14,400 on the expansion and upgrading of distribution, training center, lighting demonstration and office facilities at the Company's world headquarters.

The Company believes that the successful completion of the July 1997 stock offering and the March 1998 senior note offering has strengthened its financial position and enhanced its ability to obtain additional financing. In addition, the Company believes that the acquisition of Ruud will favorably impact its cash flow from operations, as Ruud has historically achieved significant positive cash flows from its operations.

The Company believes that the combination of its anticipated cash flows from Ruud's operations, available cash, current borrowing facilities and strengthened financial position will be sufficient for the Company to fund its operations for at least the next 12 months. In addition, it is the Company's intention to avail itself of appropriate financing alternatives to ensure that growth opportunities, including those arising from acquisitions and additional investments in existing relationships, are realized.



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

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs. The Company is required to adopt the SOP on July 1, 1999 (though earlier application is encouraged) and, upon adoption, expense all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle. Management is reviewing its capitalization policies and determining the impact that the adoption of this SOP is expected to have on its consolidated results of operations and financial position.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On January 2, 1998, the Company acquired all of the capital stock outstanding of Ruud Lighting, Inc. ("Ruud"), located in Racine, Wisconsin.
Under the terms of the agreement, Ruud's shareholders received, in the aggregate, $35.5 million in cash and 3 million shares of Company Common Stock, par value $.001 per share ("Common Stock"). The transaction was exempt from registration under the Act pursuant to Section 4(2) and Regulation D. The Common Stock was issued to the five existing shareholders of Ruud, who certified themselves to be "accredited investors," as defined in Rule 501 under the Securities Act of 1933, as amended (the "Act"). Each shareholder agreed to contractual restrictions on the transfer of the Common Stock for a period of two years, the shareholders made customary representations and warranties and the share certificates bear restrictive legends.

         (b) On January 28, 1998 the Company acquired Deposition Sciences, Inc. ("DSI"), located in Santa Rosa, California. The acquisition was accomplished by a merger of DSI into a wholly-owned subsidiary of the Company. DSI shareholders received, in the aggregate, $14.5 million in cash and 599,717 shares of Common Stock. The transaction was exempt from registration under the Act pursuant to
Section 4(2) and Regulation D. The Common Stock was issued to 33 of the 34 existing shareholders of DSI, at least nine of whom certified themselves to be "accredited investors," as defined in Rule 501 under the Act. Each DSI shareholder made customary representations and warranties, including acknowledgment of the requirements of Rule 144 and their ability to evaluate the investment and bear the economic risk, and the share certificates bear restrictive legends.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                                                                                             SEQUENTIAL
                                                                                             PAGE NUMBER/
EXHIBIT                                                                                      INCORPORATED
NUMBER            TITLE                                                                       BY REFERENCE
------            -----                                                                       ------------
3.1              Amended and Restated Articles of  Incorporation.                                *

3.2              Code of Regulations.                                                            **

10.1             Stock Purchase Agreement among Advanced Lighting Technologies,
                 Inc., Ruud Lighting, Inc. and Alan J. Ruud, Theodore O. Sokoly,
                 Donald Wandler, Christopher A. Ruud and Cynthia A. Johnson,
                 Dated December 19, 1997.                                                       ***

10.2             Credit Agreement between Advanced Lighting Technologies, Inc.,
                 The Lending Institutions Named Therein and National City Bank,
                 as Administrative Agent, Dated as of January 2, 1998.                           ___

10.3             Amendment No. 1 dated as of February 26, 1998 to Credit
                 Agreement between Advanced Lighting Technologies, Inc., The
                 Lending Institutions Named Therein and National City Bank,
                 as Administrative Agent, Dated as of January 2, 1998.                           ___

10.4             Indenture between Advanced Lighting Technologies, Inc., and
                 The Bank of New York, as Trustee dated March 18, 1998.                          ___

11               Statement Re: Computation of Earnings Per Share                                 ___

27               Financial Data Schedule                                                         ___

*      Incorporated by reference to Exhibit of same number in Company's
       Quarterly Report on Form 10-Q for the Quarterly Period ended December 31,
       1996.

**   Incorporated by reference to Company's Registration Statement on Form S-1,
       Registration No. 33-97902, effective December 11, 1995.

***    Incorporated by reference to Exhibit 2.1 in Company's Current Report on
       Form 8-K dated January 2, 1998.

        (b) Reports on Form 8-K. During the third quarter of fiscal 1998, the Company filed the following Reports on Form 8-K:

1. Report on Form 8-K dated January 2, 1998, filed January 14, 1998, reporting under Item 2 the acquisition of Ruud Lighting, Inc., and under
        Item 5 the replacement to the Company's credit agreement. The report includes a Pro Forma Condensed Balance Sheet (unaudited) of Advanced Lighting Technologies, Inc., as at September 30, 1997, Pro Forma Consolidated Combined Statements of Income (unaudited) of Advanced Lighting Technologies, Inc., for the year ended June 30, 1997 and the three months ended September 30, 1997, Balance Sheets of Ruud Lighting, Inc., as at November 30, 1997 and 1996 and Statements of Income of Ruud Lighting, Inc., for the years ended November 30, 1997, 1996 and 1995.

2. Report on Form 8-K dated February 27, 1998, filed March 4, 1998, reporting under Item 5 the offering of Senior Notes and the Company's press release regarding special charges. The Report includes Selected Financial Data of Advanced Lighting Technologies, Inc., for the years ended June 30, 1997, 1996, 1995, 1994 and 1993 and Earnings per Share Calculations of Advanced Lighting Technologies, Inc., for the years ended June 30, 1997, 1996 and 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 1998                   ADVANCED  LIGHTING  TECHNOLOGIES, INC.


                                       By:  /s/ Wayne R. Hellman
                                         ----------------------------------
                                              Wayne R. Hellman
                                              Chief Executive Officer

                                       By:  /s/ Nicholas R. Sucic
                                         ----------------------------------
                                              Nicholas R. Sucic
                                              Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
------           -----------------------
                                                                                                   PAGE NO.
3.1              Amended and Restated Articles of Incorporation.                                         *

3.2              Code of Regulations.                                                                   **

10.1             Stock Purchase Agreement among Advanced Lighting Technologies,
                 Inc., Ruud Lighting, Inc. and Alan J. Ruud, Theodore O. Sokoly,
                 Donald Wandler, Christopher A. Ruud and Cynthia A. Johnson,
                 Dated December 19, 1997.                                                              ***

10.2             Credit Agreement between Advanced Lighting Technologies, Inc.,
                 The Lending Institutions Named Therein and National City Bank,
                 as Administrative Agent, Dated as of January 2, 1998.                                 ___

10.3             Amendment No. 1 dated as of February 26, 1998 to Credit
                 Agreement between Advanced Lighting Technologies, Inc., The
                 Lending Institutions Named Therein and National City Bank,
                 as Administrative Agent, Dated as of January 2, 1998.                                 ___

10.4             Indenture between Advanced Lighting Technologies, Inc., and
                 The Bank of New York, as Trustee dated March 18, 1998.                                ___

11               Statement Re: Computation of Earnings Per Share                                       ___

27               Financial Data Schedule                                                               ___

* Incorporated by reference to Exhibit of same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

** Incorporated by reference to Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

*** Incorporated by reference to Exhibit 2.1 in Company's Current Report on Form 8-K dated January 2, 1998.