Form 10-K405
period 1998-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1998-09-28
CIK 1002125

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1998

                                       or

________TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

                         Commission file number 0-27202
                      ------------------------------------
                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                            OHIO                                          34-1803229
      (State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
                       organization)

               32000 AURORA ROAD, SOLON, OHIO                               44139
          (Address of principal executive offices)                        (Zip Code)

                                          440/519-0500
                      (Registrant's telephone number, including area code)

                      ------------------------------------

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

     Indicate by check ([X]) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   [X]  No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of September 15, 1998 was $217,561,040.

     There were 20,209,053 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of September 15, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for use at the Annual Shareholders Meeting on November 19, 1998 are incorporated by reference into
Part III of this Form 10-K to the extent stated herein.

                                     INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                                                       PAGE
                                                                       -----
Cautionary Statement Regarding Forward Looking Statements.............     2
Risk Factors..........................................................     2

                                   PART I
Item 1.   Business....................................................     7
Item 2.   Properties..................................................    23
Item 3.   Legal Proceedings...........................................    23
Item 4.   Submission of Matters to a Vote of Security Holders.........    24

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Shareholder Matters.......................................    24
Item 6.   Selected Financial Data.....................................    25
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    27
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................    40
Item 8.   Financial Statements and Supplementary Data.................    40
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    41

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    41
Item 11.  Executive Compensation......................................    41
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    41
Item 13.  Certain Relationships and Related Transactions..............    41

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................    41

SIGNATURES............................................................    44
EXHIBIT INDEX

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Report contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of Advanced Lighting Technologies, Inc. and its subsidiaries (the "Company"), its directors or its officers with respect to, among other things: (i) potential acquisitions or joint ventures by the Company;
(ii) the Company's financing plans; (iii) trends affecting the Company's financial condition or results of operations; (iv) continued growth of the metal halide lighting market; (v) the Company's operating strategy and growth strategy; (vi) the declaration and payment of dividends; and (vii) litigation affecting the Company. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The accompanying information contained in this Report, including without limitation the information set forth under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," identifies important factors that could cause such differences.

                                  RISK FACTORS

     You should consider carefully the following factors, as well as the other information that we include or incorporate by reference in this report, in evaluating an investment in our securities. To make the discussion of these factors easier to read, when we discuss the Company we refer to it as "we."

METAL HALIDE LAMPS, OUR PRIMARY PRODUCT, MUST GAIN WIDER MARKET ACCEPTANCE

     We derive almost all of our net sales and income from selling metal halide materials, systems and components, and production equipment. Our current operations and growth strategy are focused on the metal halide lighting industry. Metal halide is the newest of all commercial lighting technologies. Metal halide lamp sales represented approximately 7% of domestic lamp sales in 1997 compared to fluorescent and incandescent lamps which represented approximately 87% of the same market. We attribute our success to the increased acceptance of metal halide lighting in commercial and industrial uses. Our future results are dependent upon continued growth of metal halide lighting for these and other uses. However, metal halide lamps are not compatible with the substantial installed base of incandescent and fluorescent lighting fixtures, and the installation of a metal halide lighting system typically involves higher initial costs than incandescent and fluorescent lighting systems. Metal halide products may not continue to gain market share within the overall lighting market or competitors may introduce better lighting technologies, displacing metal halide lighting in the market. Either of these occurrences could have a material adverse effect on our business and our results of operations.

OUR DEGREE OF INDEBTEDNESS COULD LIMIT OUR ABILITY TO GROW AND REACT TO CHANGES IN MARKET CONDITIONS

     At June 30, 1998, we had approximately $119.3 million of total indebtedness outstanding and $154.1 million of shareholders' equity. At June 30, 1998, we also had $78.5 million available (subject to financial ratio compliance and other limitations) to be drawn under our $85.0 million revolving credit facility that we entered into on January 2, 1998 (the "Credit Facility").

     The indentures under which we have issued and may issue our debt securities permit us and our subsidiaries to incur substantial amounts of additional indebtedness in the future. The degree to which we are leveraged could have important consequences to holders of our securities, including the following:

        our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; and

        our flexibility in planning for or reacting to changes in market conditions may be limited, causing us to be more vulnerable in the event of a downturn in our business.

OUR ABILITY TO DEVELOP AND BROADEN PRODUCT LINES IS IMPORTANT FOR OUR BUSINESS

     We have recently broadened our systems and components product line. We also have recently introduced a limited range of products for residential use and expect to develop additional types of metal halide lighting systems. The marketing efforts and strategies for such product extensions are quite different from those we have used for our historical operations. We may not be successful in adding new products to our current product categories or in developing new categories of products. If we are unable to successfully add new products or develop new product categories, this could adversely affect our financial results.

OUR BUSINESS SUCCESS HAS BEEN BASED ON NEW PRODUCTS AND NEW PRODUCTS ARE DIFFICULT TO INTRODUCE SUCCESSFULLY

     We attribute our historical success, in large part, to the introduction of new products in each of our product lines to meet the requirements of our customers. Our future success will depend upon our continued ability to develop and introduce innovative products, and we may not be able to do so. Even if a new product is developed for a particular type of lighting fixture or use, the product may not be commercially successful in the lighting market. In addition, competitors occasionally have followed our introduction of successful products with similar product offerings. As a result of these and other factors, we may not continue to be successful in introducing new products. If we are unable to successfully introduce new products, this inability could adversely affect our financial results.

OUR SIGNIFICANT PAST GROWTH AND FUTURE GROWTH OBJECTIVES STRAIN OUR RESOURCES

     We have experienced significant growth in recent years. This has placed a strain on our management, employees, finances and operations. We have set aggressive growth objectives for our net sales and net income which may continue to strain our resources. These objectives may be increasingly difficult to achieve. To achieve these objectives, we will seek to develop new products and new uses for our products and seek to expand our distribution capabilities. We will also seek to acquire and/or invest in related businesses inside and outside of the United States. Any of our efforts in pursuit of these objectives may expose us to risks that could adversely affect our results of operations and financial condition. To manage growth effectively, we must continue to implement changes in many aspects of our business, expand our information systems, increase the capacity and productivity of our materials, components, systems and production equipment operations, develop our metal halide systems capability and hire, develop, train and manage an increasing number of managerial, production and other employees. We have made and will continue to make certain of our product line extensions through acquisitions. The success of these acquisitions will depend on the integration of the acquired operations with our existing operations. If we are unable to anticipate or manage growth effectively, our operating results could be adversely affected. Likewise, if we are unable to successfully integrate acquired operations and manage expenses and risks associated with integrating the administration and information systems of acquired companies, our operating results could be adversely affected.

WE MAY NOT BE ABLE TO REALIZE BENEFITS FROM ACQUISITIONS AND INVESTMENTS

     In order to implement our business strategy, we will from time-to-time consider expansion of our products and services through joint ventures, strategic partnerships and acquisitions of, and/or investments in, other business entities. We have no agreement or understanding with any prospective acquisition or investment candidate in respect of a specific transaction, but we are engaged in preliminary discussions with certain candidates at the date of this report. We cannot be certain that any agreement will result from such discussions or that we will be able to identify, acquire or manage future acquisition candidates profitably. In addition, we cannot be certain as to the timing or amount of any return or anticipated benefits that we might realize on any acquisition or investment.

     Acquisitions or investments could require us to commit funds, which could reduce our future liquidity. Our possible future acquisitions or investments could result in additional debt, contingent liabilities and amortization expenses related to goodwill and other intangible assets, as well as write-offs of unsuccessful acquisitions, any or all of which could materially adversely affect our performance, and, therefore, holders of our securities. We have made several acquisitions since January 1997, including our largest acquisition to date, Ruud Lighting, Inc. ("Ruud Lighting"), the effect of which has been to almost double our revenues on a pro forma basis. There can be no assurance that we will be able to integrate these acquisitions or to manage our expanded operations effectively. In addition, since that date we have made substantial investments in entities that we do not and will not be able to control. We may find it difficult or impossible to realize cash flows from such investments, or to liquidate such investments, which could adversely affect the holders of our securities.

THE EXTENT OF OUR INTERNATIONAL BUSINESS OPERATIONS COULD HURT OUR PERFORMANCE

     We have, and expect to derive in the future, a substantial portion of our net sales from our international business. Revenues from customers outside of the United States represented approximately 48% of our net sales for fiscal 1998. Our international joint ventures and operations and our export sales are subject to the risks inherent in doing business abroad, including delays in shipments, adverse fluctuations in currency exchange rates, increases in import duties and tariffs, and changes in foreign regulations and political climate. We have granted and will grant our joint ventures and operations in foreign countries rights to use our technology. While we will attempt to protect our intellectual property rights in these foreign joint ventures and operations, the laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

     Approximately 28% of our net sales in fiscal 1998, on a pro forma basis for the acquisition of Ruud Lighting, were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars and Canadian dollars. A weakening of such currencies versus the U.S. dollar could have a material adverse effect on our business and results of operations and, therefore, holders of our securities. We currently do not hedge our foreign currency exposure.

WE MAY NOT BE ABLE TO PROTECT OUR IMPORTANT PATENTS AND TRADE SECRETS AND OTHERS MAY ENFORCE RIGHTS AGAINST US

     We rely primarily on trade secret, trademark and patent laws to protect our rights to certain aspects of our products, including proprietary manufacturing processes and technologies, product research, concepts and trademarks. These rights are important to the success of our products and our competitive position. The actions that we take to protect our proprietary rights may not be adequate to prevent imitation of our products, processes or technology. Our proprietary information may become known to competitors; we may not be able to effectively protect our rights to unpatented proprietary information; and others may independently develop substantially equivalent or better products that do not infringe on our intellectual property rights. Other parties may assert rights in, and ownership of, our patents and other proprietary rights.

     In recent years, we have successfully taken legal action to enjoin misappropriation of trade secrets by other parties. Any increase in the level of activities involving misappropriation of our trade secrets or other intellectual property rights could require us to increase significantly the resources devoted to such efforts. In addition, an adverse determination in litigation could subject us to the loss of our rights to a particular trade secret, trademark or patent, could require us to grant licenses to third parties, could prevent us from manufacturing, selling or using certain aspects of our products, or could subject us to substantial liability. Any of these occurrences could have a material adverse effect on our results of operations.

IF WE LOSE OUR KEY PERSONNEL, IT WOULD ADVERSELY AFFECT OUR BUSINESS

     We are highly dependent on the continued services of Wayne R. Hellman, our founder, President, Chief Executive Officer, and principal shareholder. We and Mr. Hellman have entered into an employment agreement providing for a term ending December 31, 1998. We are also highly dependent on the services of Alan
J. Ruud, our Vice Chairman and a principal shareholder. We and Mr. Ruud have entered into an employment agreement providing for a term ending January 1, 2001. The loss of the services of Mr. Hellman or Mr. Ruud for any reason could have a material adverse effect on our business and, in turn, to investors in our securities. We maintain "key man" life insurance with respect to Mr. Hellman, in the amount of $13 million, and Mr. Ruud, in the amount of $2 million, and in varying amounts on certain other key members of senior management.

CONTROL OF OUR STOCK BY PRINCIPAL SHAREHOLDERS MAY ALLOW THEM TO INFLUENCE SIGNIFICANTLY SHAREHOLDER DECISIONS

     Mr. Hellman individually owns approximately 9.5% of the outstanding shares of our common stock (the "Common Stock") and, individually and in other capacities, has the power to vote a total of 23.3% of the outstanding shares of Common Stock. Mr. Ruud individually owns approximately 7.4% of the outstanding shares of Common Stock and, individually and as a voting trustee, has the power to vote a total of approximately 14.9% of the outstanding shares of Common Stock. As a result, although Mr. Hellman and Mr. Ruud have no arrangement or understanding of any kind with each other as to the voting of their shares, either Mr. Hellman or Mr. Ruud, or the two of them together, may be able to significantly influence, and may be able effectively to control, all matters requiring shareholder approval, including the election of directors (and thereby the affairs and management of the Company), amendments to our Articles of Incorporation, mergers, share exchanges, the sale of all or substantially all of our assets, going-private transactions and other fundamental transactions.

ENVIRONMENTAL REGULATIONS COULD STRAIN OUR RESOURCES

     Our operations are subject to federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters, and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. We believe that our business operations and facilities are being operated in compliance in all material respects with applicable environmental, health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. However, the operations of manufacturing plants entail risks in these areas, and we could incur material costs or liabilities. In addition, we could be required to make potentially significant expenditures to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future. The imposition of significant environmental liabilities on us could have a material adverse effect on our business and financial results.

OUR PRIMARY COMPETITORS ARE MORE ESTABLISHED AND HAVE MORE RESOURCES

     We compete with respect to our major products with numerous well-established producers of materials, components, and systems and equipment, many of which possess greater financial, manufacturing, marketing and distribution resources than we do. In addition, many of these competitors' products utilize technology that has been broadly accepted in the marketplace (i.e., incandescent and fluorescent lighting) and is better known to consumers than is our metal halide technology. We compete with General Electric Company and its subsidiaries ("General Electric" or "GE"), Philips Electronics N.V. ("Philips") and Siemens A.G.'s OSRAM/Sylvania, Inc. subsidiary ("Sylvania") in the sale of metal halide lamps. We estimate, based on published industry data for 1997, that these three companies had a combined domestic market share of approximately 85% for metal halide lamps based on units sold and approximately 95% of the total domestic lamp market. Accordingly, these companies dominate the lamp industry and exert significant influence over the channels through which all lamp products, including ours, are distributed and sold. Our component products and systems also face strong competition, particularly in the power supply market, in which our two largest competitors each have a larger market share than we do. Our competitors may increase their focus on metal halide materials, systems and components, and expand their product lines to compete with our products. Any such increase or expansion could have a material adverse effect on our business and financial results.

WE SELL PRODUCTS TO OUR COMPETITORS AND PURCHASE COMPONENTS FROM OUR COMPETITORS

     Notwithstanding the fact that we compete with GE, Philips and Sylvania in the sale of certain of our products, we purchase a significant quantity of raw materials and private label lamps from these three companies (aggregating $18.7 million in fiscal 1998, of which $9.3 million was from GE) and derive significant revenue from sales of our materials, components, and systems to each of these three companies (aggregating $13.8 million in fiscal 1998, of which $5.6 million was to GE). Any significant change in our relationships with these companies, or in the manner in which these companies participate in the manufacturing, distribution, and sale of metal halide lighting products, could have a material adverse effect on our business and financial results and, in turn, holders of our securities.

OUR AGREEMENTS WITH CREDITORS IMPOSE RESTRICTIONS THAT COULD IMPEDE OUR GROWTH

     The Credit Facility and the indenture relating to our 8% Senior Notes Due 2008 contain certain restrictive covenants, including, among others:

        covenants limiting our ability and certain of our subsidiaries' ability to incur additional indebtedness, pay dividends, make certain investments, consummate certain asset sales, enter into transactions with affiliates and incur liens; and

        covenants imposing restrictions on the ability of certain subsidiaries to pay dividends or make certain payments to us, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

     Although the covenants are subject to various exceptions which are designed to allow us and our subsidiaries to operate without undue restraint, such restrictions could adversely affect our ability to finance our future operations or capital needs or engage in other business activities which may be in our interest. In addition, the Credit Facility requires that we maintain specified financial ratios. Our growth will depend in part upon our ability to fund acquisitions and investments, any of which may make it more difficult to maintain financial ratios. Our ability to comply with such provisions may be affected by events beyond our control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under the Credit Facility that would entitle the lenders to accelerate payment of the entire debt. Such an event would adversely affect us and holders of our securities. As a growth company, we may need to amend or replace the Credit Facility prior to its maturity on December 31, 2000.

OUR DATA SYSTEMS AND THOSE OF OUR SUPPLIERS AND CUSTOMERS MUST BECOME YEAR 2000 COMPLIANT FOR US TO TRANSITION INTO THE NEXT MILLENIUM

     We use and depend on data processing systems and software to conduct our business. The data processing systems and software include those that we have developed and maintained as well as the purchased software which is run on in-house computer networks. We have initiated a review and assessment of all hardware and software to determine whether it will function properly in the year 2000. To date, our vendors that have been contacted have indicated that their hardware or software is or will be year 2000 compliant in time frames that meet our requirements. We presently believe that costs associated with the compliance efforts will not have a significant impact on our ongoing results of operations although there can be no assurance in this regard. We also have initiated communications with our significant suppliers regarding the year 2000 issue. However, there can be no assurance that the systems of such suppliers, or of customers, will be year 2000 compliant. The failure of suppliers and customers to timely modify their systems to be year 2000 compliant could have a significant impact on our results of operations.

                                     PART I

ITEM 1.  BUSINESS

SUMMARY

     The Company was formed on May 19, 1995 and acquired ownership, primarily by merger (the "Combination"), of affiliated companies that were previously under common ownership and management (the "Predecessors") and engaged in some aspect of the metal halide lighting business. Unless the context otherwise requires, the "Company" refers to Advanced Lighting Technologies, Inc., its subsidiaries and the Predecessors. Industry data in this Report with respect to the lighting industry is reported on a calendar year basis and includes the industrial, commercial and residential sectors, but not the automotive sector. Unless otherwise stated herein, such industry data is derived from selected reports published by the National Electrical Manufacturers Association ("NEMA").

THE COMPANY

     Advanced Lighting Technologies, Inc. is an innovation-driven designer, manufacturer and marketer of metal halide lighting products. Metal halide lighting combines energy efficient superior illumination with long lamp (i.e., light bulb) life, excellent color rendition and compact lamp size. The Company believes that it is the only designer and manufacturer in the world focused primarily on metal halide lighting. As a result of this unique focus, the Company has developed substantial expertise in all aspects of metal halide lighting. The Company believes that this focus enhances its responsiveness to customer demand and has contributed to its technologically advanced product development and manufacturing capabilities.

     The metal halide market is the fastest growing segment of the domestic lighting market, demonstrated by metal halide lamp sales having grown at a compound annual rate of approximately 15% since 1993, although growth has varied substantially from year to year. The Company's strong market position, new product development capabilities, participation in international markets and strategic acquisitions have enabled the Company to increase its revenues at rates in excess of the growth of the domestic metal halide market. The Company's sales from its continuing operations increased at a compound annual growth rate of 59.0% to $163.9 million in fiscal 1998 from $40.8 million in fiscal 1995. The Company has experienced growth in net sales in each of the past 20 consecutive quarters, and the Company's sales from continuing operations increased 91.4% to $163.9 million in fiscal 1998 from $85.6 million in fiscal 1997.

     The Company has integrated vertically to design, manufacture and market a broad range of metal halide products, including materials used in the production of lamps, lamps and other components for lighting systems, and complete metal halide lighting systems. The Company also manufactures and markets equipment used to produce metal halide lamps. The Company's materials and components are used in the manufacture of its own lighting systems for sale to end-users and are sold to third-party manufacturers for use in the production of their metal halide products. The vertical integration of the Company's approach to its products is illustrated below:

                         METAL HALIDE INTEGRATION CHART


                            Metal Halide Products

             Vertical Integration from Materials through Systems


Products for Manufacturers    Products for End Users      Innovative Products
                                                             for End Users
----------------------       -------------------
|                   |        | Metal Halide    |
|  MATERIALS        |--------| Systems         |----
|                   |        | Produced by the |   |
|  LAMPS            |        | Company         |   |         -----------------
|                   |        ------------------    |         |      New       |
|  POWER SUPPLIES   |----------------------------------------| Applications   |
|                   |                              |         |                |
|  CONTROLS         |                        --------------- | -Fiber Optics  |
|                   |------------------------| Commercial  | | -Residential   |
|  OPTICS/COATINGS  |                        |Industrial/  | | -Headlights    |
|                   |    Replacement Parts   |   Outdoor   | | -Projection TV |
|  EQUIPMENT        |    Sold to End Users   | Applications|  -----------------
|                   |                         -------------
|                   |                              |
|                   |  -----------------------     |
|                   |--| Metal Halide Systems|------
---------------------  | Produced by         |
                       | Third Parties       |
                        ----------------------


METAL HALIDE

     Invented approximately 35 years ago, metal halide is the newest of all major lighting technologies and can produce the closest simulation to sunlight of any available lighting technology. Metal halide lighting is currently used primarily in commercial and industrial applications such as factories and warehouses, outdoor site and landscape lighting, sports facilities and large retail spaces such as superstores. In addition, due to metal halide's superior lighting characteristics, the Company believes many opportunities exist to "metal halidize" applications currently dominated by older incandescent and fluorescent lighting technologies. For example, a 100 watt metal halide lamp, which is approximately the same size as a household incandescent lamp, produces as much light as five 100 watt incandescent lamps and as much as three 34-watt, four-foot long fluorescent lamps. However, metal halide lamps are not compatible with the substantial installed base of incandescent and fluorescent lighting fixtures. While metal halide systems generally offer lower costs over the life of a system, the installation of a metal halide lighting system typically involves higher initial costs than incandescent and fluorescent lighting systems.

     While domestic sales of incandescent and fluorescent lamps grew at a compound annual rate of approximately 4% since 1993, domestic metal halide lamp sales have grown at a compound annual rate of approximately 15% over the same period, making metal halide the fastest growing segment of the approximately $2.9 billion domestic lamp market. In 1997, metal halide accounted for approximately 7% of domestic lamp sales by dollar volume.

     The Company believes that the majority of the growth of metal halide lighting has occurred in commercial and industrial applications. Recently, metal halide systems have been introduced in fiber optic, projection television and automotive headlamp applications. The Company believes that additional opportunities for metal halide lighting exist in other applications where energy efficiency and light quality are important. As a result of the Company's dominant position in metal halide materials and lamp production equipment, the Company expects to benefit from continued growth in metal halide markets. In addition, the Company expects to be a leader in metal halide's continued market expansion by providing innovative metal halide system components and integrated systems.

BACKGROUND OF THE COMPANY

  History

     The Company's business was established in 1983 by Wayne R. Hellman, the Company's current Chief Executive Officer, and other members of the Company's senior management to focus on the design and manufacture of metal halide lamps. Management initially acquired an entity engaged in the production of metal halide salts necessary to make metal halide lamps and founded Venture Lighting International, Inc. ("Venture"), a lamp manufacturer, soon thereafter. By 1995, management had either formed or acquired 17 operating companies, each of which was engaged in some aspect of the metal halide lighting business and all of which were under common ownership (the "Predecessors").

     The Predecessors financed early operations through a combination of venture capital financing and significant bank borrowing. The Predecessors experienced significant growth between fiscal 1983 and fiscal 1989, with metal halide products representing slightly less than half of the Predecessors' net aggregate revenue in fiscal 1989. In January 1989, the senior lender to Venture, one of the 17 Predecessor companies, requested that it obtain alternative financing sources for the approximately $32.0 million of bank debt which Venture then had outstanding. However, Venture was unable to consummate alternative financing arrangements that would have retired the outstanding debt because of its venture capital investor's refusal to accept the terms and values offered for its investment in Venture in two potential transactions with major lamp manufacturers. In June 1990, Venture and the venture capital investor negotiated an exchange of the investor's preferred equity for subordinated notes of Venture. Following this exchange, Venture was able to reduce the $32.0 million of indebtedness owed to its senior lender to $6.7 million by December 1990 through dispositions of certain subsidiaries, including its German quartz halogen lamp manufacturer. As a result of these dispositions, non-metal halide product sales declined to approximately 17% of net sales in fiscal 1991.

     During fiscal 1992, Venture was unsuccessful in refinancing the remaining outstanding senior debt, which had risen to $8.0 million at June 30, 1992 and was limited to that amount by its senior lender. As a result, Venture experienced working capital constraints, and its management made a strategic decision to refocus its manufacturing operations on the core business of specialty metal halide lamps. Venture contracted its operations by significantly reducing the number of product lines it manufactured, reducing its work force and eliminating its second manufacturing shift.

     At the end of fiscal 1992, the senior lender expressed its intention not to further extend the term of the remaining bank debt of Venture. Although Venture was in default of certain covenants, it had never missed a scheduled interest or principal payment to the senior lender. Unable to obtain acceptable refinancing, Venture voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code on July 29, 1992. None of the other Predecessors filed for Chapter 11 protection. Venture successfully emerged from Chapter 11 protection in July 1993. The Predecessors' aggregate net sales declined to $25.5 million in fiscal 1993 from $26.4 million in fiscal 1992. During fiscal 1993, the Predecessors maintained substantially all of their relationships with existing customers and suppliers. As part of the plan of reorganization, Venture's management received complete ownership of Venture for an additional equity investment of $250,000. Venture's reorganization was facilitated by financing arrangements totaling $8.0 million provided by GE (the "GE Loan"), which were personally guaranteed by Mr. Hellman. In addition, at that time, GE was issued a warrant to purchase common stock of Venture (the "GE Warrant"). In connection with the Company's initial public offering in December 1995, GE received $3.0 million in cash plus 5.0% of the Company's then outstanding Common Stock in exchange for the cancellation of the GE Warrant and for other consideration.

  Recent Acquisitions and Strategic Investments

     To expand the Company's ability to develop and market new metal halide products and systems, the Company has made a number of acquisitions and strategic investments, the most notable of which completed in fiscal 1998 are described below.

     On January 28, 1998, the Company completed the acquisition of Deposition Sciences, Inc. ("DSI"), of Santa Rosa, California. DSI is a leader in the development of sophisticated thin film deposition systems and coatings for lighting applications, with particular emphasis on coatings for metal halide lighting systems, and other applications, including aerospace, defense and automotive applications. The stock of DSI was acquired in a privately-negotiated transaction. The purchase price consisted of 599,717 shares of the Company's Common Stock and approximately $14.5 million in cash.

     On January 2, 1998, the Company acquired all of the capital stock outstanding of Ruud Lighting (the "Ruud Stock"), located in Racine, Wisconsin. Ruud Lighting manufactures and directly markets HID lighting systems, principally focusing on metal halide installations for commercial, industrial and outdoor lighting applications.

The Ruud Stock was acquired from the five shareholders of Ruud Lighting in a privately negotiated purchase transaction. The purchase price for the Ruud Stock consisted of three million shares of the Company's Common Stock and approximately $35.5 million in cash.

     On December 31, 1997, the Company and Rohm and Haas Company ("Rohm and Haas") completed a series of agreements that resulted in the formation of Unison Fiber Optics Lighting Systems LLC ("Unison"), a joint venture that focuses on the manufacture and sale of fiber optic lighting systems. In consideration for a 50% interest in Unison, the Company contributed its subsidiary, Advanced Cable Lite Corporation, $2.0 million in cash, other optic lighting system assets and is obligated to contribute an additional $3.0 million in cash on January 1, 2000.

     In July 1997, the Company purchased an equity interest in Fiberstars, Inc. ("Fiberstars"), a marketer and distributor of fiber optic lighting products. On February 11, 1998, the Company increased its equity ownership to approximately 29% of Fiberstars' total shares outstanding. Pursuant to its agreements with Rohm and Haas, Rohm and Haas has the right to request that the Company divest its interest in Fiberstars. Upon such request, the Company agrees to complete such divestiture within two years subject to reasonable extension upon consent of Rohm and Haas.

  Recently Published Interview of Mr. Hellman

     In a July 1998 interview with Crain's Cleveland Business, Wayne R. Hellman, the Company's Chairman and Chief Executive Officer, discussed the Company's plans regarding the Company's Solon, Ohio facility. The facility has been partially leased by the Company for several years and used for metal halide lamp manufacturing and related administrative, marketing and engineering. The facility was purchased by the Company in fiscal 1998.

     The Company has expanded the existing lamp manufacturing facility to include, among other things, major additions to house lighting training, a research facility, and facilities for the Company's world headquarters. The Solon location will also be home to the Company's fiber optic lighting joint venture with Rohm and Haas.

     The Company has spent approximately $15 million on capital equipment at the Solon facility since September 1996. A portion of this amount is included in the description of the Company's recent capital expenditures included in the discussion of "Liquidity and Capital Resources" under Item 7 to this Report. If the Company's current expectations for metal halide lamp sales growth are met, the Company believes it will spend another $30 million on capital equipment at the Solon facility over the next four to five years. $10.5 million of this amount is included within the capital expenditures expected to be made Company-wide in the next twelve months, as discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources." If the Company completes its plan to install this additional capital equipment at the Solon facility, the Company expects that the lamp production capacity at the plant would be tripled from its 1997 capacity and that employment at the Solon facility would be increased by approximately 600 employees.

     In the same interview, Mr. Hellman made some observations with respect to the Company's prospects. He observed that "[Analysts'] [e]stimates are that we will have $270 million in sales [in fiscal 1999]." This statement accurately reflects the consensus views published in research reports available to the public at the time of the interview of securities analysts who follow the Company's stock, although there can be no assurance that such views are correct. The Company does not ordinarily make public projections of its expectations with respect to sales, since actual sales are subject to a wide range of variables, including factors over which the Company has no control, such as general economic conditions and conditions which may affect the Company's customers or products. See "Cautionary Statement Regarding Forward Looking Statements."

     Mr. Hellman was also quoted as saying, "Within five years we will be a billion dollar company." Mr. Hellman's statement is based on his personal vision for the Company, as its leader. This statement is a reference to the Company's goal to achieve market capitalization in excess of $1 billion. This goal was previously evidenced by the Company's adoption, in 1997, of its Billion Dollar Market Capitalization Incentive Award Plan, which rewards participating employees upon achievement of a billion dollar market capitalization. No assurances can be made with respect to the Company's future market capitalization, since the market capitalization depends not only on the Company's future results of operations, which are subject to a large number of variables as indicated above, but also on the market perception of the state of the Company's business and the valuation generally of businesses in the marketplace. See "Cautionary Statement Regarding Forward Looking Statements" and "Risk Factors."

  Executive Offices

     The Company's principal executive offices are located at 32000 Aurora Road, Solon, Ohio 44139 and its telephone number is (440) 519-0500.

LIGHTING INDUSTRY

  Opportunities in Metal Halide

     The Company currently produces metal halide lighting products for commercial, industrial and residential applications. Until recently, metal halide technology served primarily the industrial and outdoor sectors, which represented approximately 32% of U.S. lighting fixture sales in 1997 (source:
Economic Industry Reports, Inc. from the U.S. Department of Commerce). However, with the miniaturization of metal halide lamps and fixtures and the recognition of the benefits of metal halide technology, including improved light color, energy efficiency, lower operating temperature and safety of metal halide products relative to other technologies, significant opportunities for growth exist. Key factors driving growth in the metal halide industry include:

     Demand for Specialized Lamps. The demand for specialized metal halide lamps has increased as the Company's OEM and lighting agent customers have recognized the benefits associated with using specialized metal halide products. While the lighting industry is dominated by GE, Philips and Sylvania, each of these companies has traditionally focused on the larger incandescent and fluorescent market and has generally limited its production of metal halide lamps to those found in the most common commercial and industrial applications. Although these standard-type metal halide lamps represent a substantial majority of total metal halide lamp sales, they do not afford the OEM or lighting agent complete flexibility in designing lighting contract bids. For example, a lighting agent may attempt to differentiate its bid by designing a lighting solution which incorporates a specialized metal halide lamp to reduce energy costs while still achieving desired lighting levels.

     Development of New and Advanced Metal Halide Power Supplies. Historically, the introduction of new metal halide lamps and systems has been constrained by the lack of complementary metal halide power supplies. Significant engineering expertise is required to adapt existing power supplies for new metal halide products. The Company believes that while domestic sales of metal halide power supplies exceeded approximately $150 million in 1996, power supply manufacturers, like lamp manufacturers, have focused on the larger fluorescent power supply market and, to a lesser extent, on the standard-type metal halide lamp market rather than development of new power supply products for specialized metal halide products and applications. The development of appropriate power supply sources focused on metal halide should significantly enhance the expansion of metal halide applications, reduce the development time currently required to introduce new metal halide products and improve the reliability and durability of existing metal halide products.

     Opportunity for Integrated Metal Halide Systems. Metal halide systems for commercial and industrial applications are assembled primarily by fixture manufacturers, lighting agents, and intermediaries who are limited in their ability to integrate different components which comprise a metal halide system. The Company believes that significant growth opportunities exist through the packaging of compatible, reliable system components for OEM customers from a single supplier. In addition, the Company believes that metal halide systems have significant potential to displace older lighting technologies in traditional applications and that residential sales and related hospitality applications will represent a substantial market for metal halide lighting within the next five years. Other potential applications for metal halide systems include fiber optic systems, projection television displays and automotive headlamps.

     International Demand for Metal Halide. International markets represent attractive opportunities for metal halide products as developing nations continue to build infrastructure to support their growing economies. Facilities such as train stations, airports, government buildings, highways and factories all require substantial lighting for which metal halide products are well suited. In addition, given the high energy efficiency of metal halide and the high cost of energy in developing nations (including the high cost of power plant construction), the Company believes that the international metal halide market will grow faster than the United States market.

STRATEGY

     The Company believes that metal halide technology represents the best lighting technology for a wide variety of applications, many of which are not yet served by an appropriate metal halide product. As the principal supplier of metal halide materials and production equipment to the metal halide lamp industry, the Company expects to benefit from continued growth in metal halide markets. The Company also expects to lead metal halide's continued market expansion, by providing innovative metal halide system components and integrated systems through the operating and growth strategies highlighted below.

     The Company's strategic objective is to remain focused on the metal halide market and expand its leadership position in the metal halide lighting industry by: (i) continuing to pursue vertical integration to expand the Company's ability to introduce new products and applications; (ii) strengthening the Company's relationships with OEMs and lighting agents to increase the number of metal halide applications and the penetration of the Company's products in new metal halide installations; and (iii) seeking to demonstrate the superiority of metal halide lighting solutions, thereby stimulating domestic and international demand for the Company's products.

     The Company seeks to achieve its strategic objective through internal growth and acquisitions and strategic investments. The Company acquires or invests in businesses that, when combined with the Company's existing capabilities and metal halide focus, provide technological, product or distribution synergies and offer the potential to enhance the Company's competitive position or accelerate development of additional metal halide market opportunities. The Company has made a number of acquisitions and investments since July 1997, as described under Item 1. "Business -- Background of the Company -- Recent Acquisitions and Strategic Investments." The Company is currently considering other possible acquisition and strategic investment opportunities and will continue to do so in the future.

OPERATING STRATEGY

     The Company focuses its resources primarily on designing, manufacturing and marketing metal halide materials, system components, systems and production equipment. By focusing on metal halide, the Company believes it has developed unique design, manufacturing and marketing expertise. Such expertise provides the Company with significant competitive advantages, which enable the Company to deliver highly customized products to meet customer needs. The Company's experienced workforce is dedicated to improving metal halide lighting products, production processes and developing new applications for this technology.

     In addition, in order to increase the number of metal halide applications and the penetration of the Company's products, the Company pursues the following operating strategies:

  Continue Vertical Integration

     The Company began operations as a manufacturer of metal halide salts and expanded into production of system components, initially lamps. The Company has expanded its focus on systems and components to include commercial and industrial systems (through the Ruud Lighting acquisition), fiber optic systems (through the Unison joint venture), and magnetic and electronic power supplies (through the acquisitions of Ballastronix Inc. ("Ballastronix") and Parry Power Supply Ltd. ("Parry")). The Company has broadened its materials manufacturing capabilities to include filtering and optical coatings for lighting applications, through its acquisition of DSI in January 1998. Through vertical integration, the Company is able to develop and package complementary system components and develop systems which enable metal halide lighting to penetrate applications and markets currently served by older technologies.

  Strengthen OEM and Lighting Agent Relationships

     The Company concentrates on developing strong relationships with lighting fixture OEMs by providing the key system components for a lighting fixture, either alone or packaged as a unit, tailored to meet their needs. Historically, the Company provided specialized lamps tailored to meet OEM needs. With its ability to design and manufacture power supplies, achieved through the acquisition of Ballastronix and Parry, the Company expects to better meet OEM needs by packaging the principal system components (lamps, power supplies, switches and controls) for a lighting fixture. Frequent interaction with OEMs serves dual purposes, providing the Company with valuable ideas for new component products and providing OEMs with the information necessary to market the Company's new products. Lamps and power supplies designed for a specific fixture are included with the fixture when sold by the OEM, increasing distribution of the Company's products. The Company has also entered into agreements with lighting agents to pay commissions for selling the Company's lamps. Such commissions, unique among lamp manufacturers, provide the agent an incentive to include the Company's metal halide lamps in its bids on a construction or renovation project. With its recent acquisition of Ruud Lighting, which is a leading direct marketer of HID systems, the Company expects to significantly enhance its ability to directly market HID systems for commercial, industrial, outdoor and retail lighting applications, as well as replacement lamps.

  Seek to Demonstrate Superiority of Metal Halide Lighting Solutions

     The Company seeks to demonstrate the superiority of metal halide lighting solutions to its customer base, including OEMs, lighting agents and contractors, thereby stimulating domestic and international demand for the Company's products. The Company believes that metal halide lighting systems have significant potential to displace older lighting technologies in traditional applications, as well as potential applications such as fiber optic systems, projection television displays and automotive headlamps.

GROWTH STRATEGY

     The Company is continuing to introduce more products for new applications and to expand the distribution channels for its products. The key elements of the Company's growth strategy include:

  Introduce New Products and Systems

     The Company believes it has introduced over 75% of the approximately 200 new lamps in the domestic metal halide lamp industry since 1985. As applications become increasingly complex, the advantage of simultaneous design of components as an integrated system is becoming more significant. To further the Company's integrated systems strategy, the Company completed the Ruud Lighting, Ballastronix and Parry transactions. As a result, the Company can now manufacture and market complete metal halide lighting systems for end-users, as well as complementary component packages for OEMs. The Company intends to develop, manufacture and market additional types of high performance and technologically advanced metal halide materials, components and systems. Capitalizing on its expanding production capability, design capability and unique metal halide focus, the Company expects to develop additional specialty systems, such as fiber optic lighting systems and projection television optical systems.

  Increase Sales of Existing Products

     By expanding existing relationships and developing new relationships with lighting agents and OEMs, the Company expects to increase sales of existing specialty lamps and power supplies. The Company anticipates that it also will be able to utilize Ruud Lighting's distribution capability to expand sales of existing products, particularly replacement lamps. The Company also expects its sales of replacement lamps, as well as power supplies, to increase through its recently expanded distribution capability (resulting from the Ruud Lighting acquisition) and as the installed base of fixtures for the Company's specialty lamps increases. The Company expects to increase sales in the replacement lamp market, in part through a novel direct marketing approach to end users. The Company prints its toll-free phone number on each lamp, and customers can order replacement lamps directly from the Company for express delivery. In addition, this interaction with customers provides the Company with the opportunity to market additional metal halide products.

  Participate in Growing International Markets

     The Company intends to continue to capitalize on opportunities in growing international markets in three ways. First, the Company directly exports its products to countries that do not impose restrictive tariffs, local content laws and other trade barriers. The primary countries in which the Company directly markets products are the United Kingdom, Australia, Canada and Japan. Since July 1995, the Company has strengthened its distribution capabilities by acquiring or investing in its distributors in these countries. Second, the Company may pursue strategic acquisitions or build manufacturing facilities in international markets. Third, in countries that impose trade restrictions, the Company either sells production equipment or enters into joint ventures with local lamp manufacturers. Purchasers of production equipment can become customers for the Company's metal halide salts and other materials. The Company has existing joint ventures in China, Korea and Japan and has entered into joint venture agreements in India and Vietnam to which it expects to sell production equipment and, when lamp production commences, certain materials.

  Penetrate the Residential Lighting Market

     The Company believes that residential and consumer applications will represent a substantial market for metal halide lighting within the next five years. Over the longer term, the Company intends to lead metal halide's penetration of the residential lighting market by: (i) expanding the marketing of its products, especially contractor-installed fixtures used in the construction of new and remodeled housing, building on Ruud Lighting's expertise in direct marketing to contractors; (ii) developing the use of metal halide fiber optic systems through a joint venture; and (iii) manufacturing components for compact metal halide lighting systems, utilizing MICROSUN(TM) technology developed by the Company.

     In connection with the market-testing, the Company developed the first metal halide lamp system for residential markets and MicroSun has begun the roll-out of its products. This roll-out began with the sale of table and floor lamps to certain premium hotel chains in the United States in March 1997, with these placements serving as the basis of a direct marketing program. MicroSun also has implemented a direct marketing program to up-scale consumers. To further facilitate the penetration of the residential market, the Company developed a "gear pack" which permits existing incandescent table and floor lamp designs to be adapted to the Company's MICROSUN(TM) technology. The Company has announced that it intends to spin off MicroSun as an independent company for developing, designing, assembling, marketing and distributing these portable fixtures. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Spin-Off of MicroSun Business."

PRODUCTS

     The Company designs, manufactures and sells metal halide materials, components and systems, which are used in a wide variety of applications and locations including:

-- floodlighting              -- sports arena lighting      -- general lighting
-- architectural area         -- commercial downlighting    -- industrial highbays
lighting                      -- airport and railway        -- tunnel lighting
-- general industrial         station                       -- indirect outdoor
lighting                         lighting                   lighting
-- billboard and sign         -- gas station canopy         -- office lighting
lighting                      lighting                      -- parking garage lighting
-- site lighting              -- interior downlighting      -- security lighting
-- soffit lighting            -- decorative lighting        -- landscape lighting and
-- hazardous location         -- retail store                  tracklighting
lighting                      downlighting
-- accent lighting

     The Company also designs, manufactures and sells lamp, power supply and production equipment for the metal halide industry and thin film deposition equipment for the lighting, ophthalmics and optics industries. The Company also designs, manufactures and sells photometric measurement instruments.

  Materials

     The Company produces and sells metal halide salts, electrodes, amalgams and getters. Metal halide salts are the primary ingredient within the arc tube of metal halide lamps, which determine the lighting characteristics of the lamp. Electrodes form the electrical connections within the lamp. Amalgams are chemicals which are used in the arc tubes of HPS lamps and in fluorescent lamps. Getters are devices required to be included in each metal halide lamp to prevent impurities from interfering with lamp operation.

     The Company produces over 300 different metal halide salts that can be used in metal halide lamps to produce different lighting characteristics. In addition to meeting its own needs, the Company believes it produces all of the metal halide salts used in metal halide lamps manufactured in the United States, including those manufactured by GE, Philips and Sylvania, and 80% of the metal halide salts used in metal halide lamps manufactured overseas. The Company serves all major lamp manufacturers, each of which uses different metal halide salts. The Company vigorously guards each customers' specific formulas from other customers, including the Company's own lamp engineers. Because of its ability to produce these ultra pure metal halide doses, the Company has also been called upon by its lamp manufacturer customer base to produce most of the amalgams used in the domestic production of HPS lighting and, most recently, to develop and supply a new amalgam for fluorescent applications.

     With the January 1998 acquisition of DSI, the Company also now produces optical thin film coatings, including coatings for lighting applications with particular emphasis on coatings for metal halide arc tubes, as well as anti-reflection coatings, and electrochromic coatings for glass and plastic ophthalmic lenses, multilayer magnetic films and emissivity modification films for classified government applications, and infrared multilayer optical films on flexible polymeric substrates. Through a reactive sputtering process, these coatings are electrostatically attached to a product surface. When used in lighting applications, these coatings can significantly improve the optical performance of the light source, protect the system and its components from harmful ultra-violet and infra-red radiation, and increase the energy efficiency of the entire system.

  Systems and Components

     The Company's component products include specialty and standard lamps, magnetic and electronic power supplies, system controls and switches and fiber optic cable. Specialty lamps are lamps designed and manufactured for particular OEM applications. Standard lamps are high-volume lamps which the Company typically buys for resale under arrangements with GE and Sylvania. Power supplies are devices which regulate power and are necessary for operation of HID and fluorescent lamps. System controls and switches are auxiliary electrical controls included in fixtures and systems.

     The Company believes it differentiates itself from other metal halide lamp manufacturers by offering a wider variety of lamps, many of which have been customized to offer a specific solution to a lighting problem. Since 1985, the Company believes that it has introduced over 75% of the approximately 200 new lamps in the domestic metal halide lamp industry. Currently, the Company offers over 240 specialty lamp types and 40 standard-type lamps in 20 different watt variations ranging from 32 watts to 2,000 watts for over 30 different applications. In certain instances, the Company produces these products for its competitors on a private label basis in order to capture sales through competitors' distribution channels. The Company also sells standard-type lamps which it sources from other manufacturers.

     Through Ballastronix, the Company's Canadian subsidiary which manufactures magnetic and electronic power supplies, and Parry, the Company's United Kingdom subsidiary which manufactures magnetic power supplies for HID lighting systems, the Company currently offers over 400 power supply products, including a variety of HID (including metal halide) and fluorescent power supplies. The Company also offers electronic controls for metal halide lighting systems.

     A metal halide lighting system consists of a lamp, power supply and related electronic controls and switches and any other necessary components assembled into a product for an end user. The Company believes it will be able to combine its metal halide expertise and system component manufacturing capabilities to design, develop, produce and market metal halide systems for innovative applications. Through its acquisition of Ruud Lighting, the Company has recently expanded its capability to manufacture and direct market HID lighting systems, particularly metal halide installations for commercial, industrial and outdoor lighting applications.

     The residential metal halide lighting systems marketed by MicroSun use a compact 68 watt metal halide lamp (and the necessary electronic power supply) emitting light equivalent to a 300 watt halogen lamp while using less than 25% of the electricity. Additional benefits include longer life and greatly reduced operating temperatures, which dramatically lessen safety concerns. To further facilitate the penetration of the residential market, the Company's "gear pack" permits manufacturers to adapt existing incandescent table and floor lamp designs to the MICROSUN(TM) technology. Although the Company has announced its intention to spin off its MicroSun subsidiary, the Company believes that if MicroSun is successful in penetrating the residential market, MicroSun's success will result in increased sales by the Company of system components and related materials.

     The Company is in the early stages of development of an optical light system for use in projection systems, including televisions. Recent innovations in projection display have made it possible for a compact light unit to generate substantially larger and clearer imaging than that available in existing projection systems. Currently, television manufacturers are limited by the high cost of existing lighting units for projection systems. The Company is working with projection system manufacturers to develop a low-cost system using a metal halide lamp, electronic power supply and optical controls.

     The Company also believes that it has a significant opportunity to introduce metal halide technology to fiber optic lighting systems. Because of metal halide lighting's ability to produce varied lighting effects, it is particularly well-suited to be adapted as the light source for fiber optic lighting systems. Fiber optic lighting systems are currently used in accent applications, such as swimming pool lighting or as replacement lighting for neon lighting. In applications such as these, it is important that electricity and heat be located separately from the desired point of light emission. The Company expects to introduce, through its Rohm and Haas joint venture, metal halide fiber optic systems for retail applications, such as downlighting and display case lighting.

  Production Equipment

     The Company is the only manufacturer and marketer of turnkey metal halide lamp production equipment groups, and in fiscal 1997 began to market internationally its power supply production equipment. A metal halide lamp production equipment group consists of up to 50 different production machines. The Company has also begun to manufacture and sell photometric measuring equipment, which is used to measure quantity and quality of light for design and testing of lighting products and systems.

     Each lamp production equipment group sells for between $1.0 million to $6.0 million. In order to maintain manufacturing flexibility, the Company must continually update its own component production equipment, through the internal design and fabrication of production equipment. The Company leverages its manufacturing expertise by selling lamp production equipment groups in international markets to independent companies or to joint ventures formed by the Company. In connection with each lamp production equipment group sale, the Company provides lamp designs and specifications, trains the purchaser in production and creates a customer for materials products.

     With its recent acquisition of DSI, a leader in the development of sophisticated thin film deposition equipment and measurement instrumentation and thin film products, the Company also has the capability to manufacture and market turnkey deposition equipment to produce thin film coatings for a variety of applications. These systems employ sputtering technology to place optically precise thin coatings on lighting components and other materials. When DSI sells a system to a customer, DSI will either operate the system for the customer at DSI's facility or transfer the system to the customer's facility.

  International Sales

     International sales aggregated $78.8 million (48% of net sales) for fiscal 1998, $41.0 million (47% of net sales) for fiscal 1997 and $16.3 million (30% of net sales) for fiscal 1996. For more detailed information regarding the Company's international operations, see Note S to "Notes to Consolidated Financial Statements," included in Item 8.

PRODUCT DESIGN AND DEVELOPMENT

     Management believes one of its key strengths is its ability to design and develop new products. The Company has dedicated research and development efforts in each of its product lines having invested $17.3 million or 5.7% of net sales from continuing operations into research and development over the last three full fiscal years. In fiscal 1998 the Company invested $9.3 million (5.7% of net sales) in research and development; in fiscal 1997, $5.1 million (6.0% of net sales); and in fiscal 1996, $2.9 million (5.3% of net sales). Historically, the Company's efforts primarily have been focused on the development of materials and system components.

     Materials. The Company is focused on improving the purity of, and production processes for, metal halide salts. The Company pursues these efforts proactively as well as in response to customer requests for specific metal halide salts. The Company also focuses on designing and developing improved electrodes, amalgams and getters used in lamp manufacturing. Through DSI, the Company expects to continue producing thin film coatings primarily for lighting applications with particular emphasis on coatings for metal halide lighting systems, as well as develop related software, measurement and test instrumentation and reliable, cost-effective application processes.

     Systems and Components. The Company's product design and development has focused on developing innovative components to meet the specialized needs of various customers, including lighting fixture OEMs. The Company's product design teams work together with OEMs on the design, development and commercialization of new system components. Such collaborative development efforts have resulted in the design of improved metal halide lamps with reduced wattage, better energy efficiency, smaller size and increased life expectancy.

     Since 1996, the Company has increased its focus on design and development of integrated systems. For example, the "gear pack" was designed by leveraging the Company's expertise in materials and components. The Company expects efforts in this area to become increasingly important as the Company seeks to develop new fiber optic applications and systems for the residential and hospitality markets and utilizes the capability of Ruud Lighting to manufacture and directly market HID lighting systems.

MARKETING AND DISTRIBUTION

  Commercial Products

     The marketing and distribution of the Company's diverse range of commercial products varies by individual product and by product category, as described below. All sales data are exclusive of intercompany sales.

     Materials

     The Company markets materials (metal halide and other salts) directly to all high intensity discharge lamp manufacturers, primarily GE, Philips and Sylvania for use in their manufacture of lamps. The Company also markets lamp materials to its joint venture partners. In addition, the Company works very closely with its customers to manufacture materials according to their specifications. Certain customer-developed materials are considered proprietary to the Company's customers. The other lamp components manufactured by the Company are used primarily in the manufacture of its own lamps; however, some outside sales are made to other lamp manufacturers. The principal customers for the thin-film coating products of the Company include major lamp manufacturers. In addition, the Company markets its thin-film coatings to government suppliers for use in aerospace applications and to jewelry manufacturers. Sales of materials accounted for approximately 11.4% of the Company's revenues in fiscal 1998, 14.1% in 1997 and 19.5% in 1996.

     System Components

     Electrical distributors typically market only standard-type lamps, and the Company believes that its specialty lamp products do not lend themselves to the traditional marketing channels associated with standard-type lamp products. Accordingly, the Company has adopted innovative marketing techniques for its lamps. As a result, in initial distribution, the Company markets its metal halide system components through OEMs, which generally have been involved in the design of the lamp, and commissioned lighting agents, who package the Company's lamps and power supplies in their bids on construction or renovation projects. Due to the fact that the Company's lamps are produced to the specifications required to match a particular fixture or use by an OEM, the Company's lamp will generally be included with the fixture each time the fixture is sold. The Company intends to market complementary lamps and power supplies as a package to provide better service to its OEM customers and lighting agents, as well as to increase sales.

     The Company also has distributed its metal halide lamps through lighting agents. Unlike GE, Philips and Sylvania that each have extensive local distributor relationships, the Company has entered into agency agreements with lighting agents who represent a full line of fixture manufacturers, under which the agent receives a commission for selling the Company's lamps. The Company believes it is the only major lamp manufacturer to distribute its products through lighting agents. This relationship allows the lighting agent to package the Company's metal halide lamps with the other products included in its bid on a project. By bidding a more complete or unique package, the lighting agent has a competitive advantage over less complete bids and, if selected, earns a commission on Company lamps sold, which agents generally do not receive from other lamp suppliers.

     The Company intends to increase its sales of replacement lamps through direct marketing by exploiting both the Company's internally developed capabilities and Ruud Lighting's direct marketing relationships with contractors and end-users. Since 1994, the Company has printed its toll-free number on each lamp that it sells, allowing a customer to call the Company, rather than an electrical distributor, to order a replacement lamp. This enables the customer to speak to a more knowledgeable representative, thereby increasing the accuracy and efficiency of service to the end user. This interaction also allows the Company to suggest enhanced products better suited for the end user's needs. In addition, the Company telemarkets replacement lamps in connection with catalogue distributions. Lamps are delivered by express courier to end users, thereby providing service efficiency comparable to local electrical distributors. The Company estimates it sold less than 1% of all replacement metal halide lamps in 1996. Given the expected life of the Company's lamps, the Company is only now beginning to benefit from this strategy. Replacement lamps are typically sold at a higher gross margin than lamps sold initially through OEMs or lighting agents.

     In addition to packaging power supplies with lamps, the Company is continuing direct marketing to OEMs and sales through electrical distributors. Sales of system components accounted for approximately 59.0% of the Company's revenues in fiscal 1998, 74.3% in fiscal 1997 and 74.3% in fiscal 1996.

     Systems

     The Company's commercial lighting systems are marketed primarily under the trade name "Ruud Lighting." Ruud Lighting markets and distributes its products primarily by direct marketing to lighting contractors. By marketing complete metal halide systems, the Company believes it may capture a greater market share in the metal halide industry. As a direct marketer of these commercial lighting systems, Ruud Lighting should enable the Company's new systems and technologies (embedded with the Company's system components) to gain wider acceptance in the marketplace. Ruud Lighting works closely with lighting contractors and is able to efficiently assist them in implementing these new systems and technologies. Commercial systems accounted for approximately 20.1% of the Company's revenues in fiscal 1998. Prior to the Ruud Lighting acquisition in January 1998, the Company had no significant sales of commercial lighting systems.

     Production Equipment

     The Company's production equipment is manufactured for internal use and is marketed to existing companies for turnkey production of lamps, power supplies and thin-film coatings. The Company also markets production equipment to its joint venture partners. External sales of production equipment accounted for approximately 9.5% of the Company's revenues in fiscal 1998, 11.4% in fiscal 1997 and 6.2% in fiscal 1996.

  Residential Products

     The Company is seeking to lead metal halide's penetration of the residential lighting market by: (i) expanding the marketing of its products, especially contractor-installed fixtures used in the construction of new and remodeled housing, building on Ruud Lighting's expertise in direct marketing to contractors; (ii) developing the use of metal halide fiber optic systems through a joint venture; and (iii) manufacturing components for compact metal halide lighting systems utilizing the MICROSUN(TM) technology developed by the Company. As noted above, during 1998 the Company announced that it intends to spin-off MicroSun to its shareholders following a capital injection of $34 million to $45 million. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Spin-Off of MicroSun Business."

     In connection with the market-testing, MicroSun has begun assembling and marketing of portable metal halide fixtures for the residential and hospitality markets. The Company intends to pursue a strategy of selling components for these products to MicroSun, which is expected to brand its products under the MICROSUN(TM) brand name to create brand identity, differentiating it from potential competitors, as well as establishing brand loyalty. In fiscal 1996, MicroSun conducted focus groups where various examples of incandescent table lamps and table lamps containing the MICROSUN(TM) metal halide lighting system were presented to and compared by various potential customers. The responses received by MicroSun were favorable, and using information obtained in the focus group sessions, MicroSun designed a line of table lamps and produced a catalogue to market these lamps. MicroSun has successfully marketed similar lamps to selected hotel chains to provide well-lit work areas for business travelers. MicroSun has received orders from several select lighting showrooms in Cleveland, Ohio to further test market the sale of table lamps using its MICROSUN(TM) brand name. MicroSun has commenced commercial production of MICROSUN(TM) brand products. There can be no assurance that MicroSun will continue to increase its sales of metal halide lighting into the residential market.

MANUFACTURING AND OPERATIONS

     The Company's lamp manufacturing facility in Solon, Ohio operates five days a week, 16 hours a day, with the Company's lamp manufacturing employees working in two eight-hour shifts each day. The manufacturing of metal halide lamps consists of three primary processes. First, the quartz arc tube is shaped, electrodes for carrying the current are installed, the metal halide salt dose is introduced and the arc tube is sealed. The process is performed at high temperatures in carefully controlled conditions to ensure that the arc tube is properly sealed and that no impurities enter the arc tube. Second, the arc tube is mounted inside a pyrex bulb container and sealed. Finally, the lamp is finished by adding a contact for the electrical outlet. Although light output of metal halide lamps is not affected by ambient temperatures, an outer bulb is used to prevent contact with the arc tube, which operates at extremely high temperatures. Quartz and pyrex(R) are used in the production of metal halide lamps because of their durability and ability to retain shape and function at extremely high temperatures. Finished lamps are inspected, tested and then shipped in accordance with customer instructions.

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

     The Company produces all of the metal halide salts it uses and sells at its facility in Urbana, Illinois. The Urbana facility, with approximately 60 employees working a single shift, also produces precision metal pieces, precision metal electrode leads and high speed dose dispensers which are used by the Company and sold to other metal halide lamp manufacturers.

     The Company manufactures production equipment for metal halide lamp production at its facility in Bellevue, Ohio. This equipment is used internally for the Company's lamp production and is also sold to other lamp manufacturers. The Company manufactures many critical and proprietary parts for its production equipment. It purchases commercial components and has other parts built to its specifications by a number of local suppliers. The Company assembles and tests this production equipment as well as trains customers in its use. The Company supplies extensive product, quality, process and training documentation with the production equipment.

     The Ruud Lighting manufacturing facility in Racine, Wisconsin operates five days per week, with two eight-hour shifts per day. The manufacturing process is primarily assembly-to-order based on customer needs. Ruud Lighting's paint finishing facility is ISO 9002-registered. The facility is five years old and is capable of providing the combination of E-Coat primer and acrylic powder topcoat finishing style typically required by the automotive industry.

     At the Company's DSI facility in Santa Rosa, California, the Company produces optical thin film coatings for a variety of applications, as well as measurement and test instrumentation and equipment for deposition of thin film coatings. The facility operates five days per week with three eight-hour shifts per day. Coatings and systems are produced in accordance with exacting customer specifications. Management believes that DSI has expertise over a broad range of thin film deposition technologies allowing application of the coating technology most suitable for a particular client need.

RAW MATERIALS AND SUPPLIERS

     The Company sources its raw materials from a variety of suppliers. Presently, it sources most of its quartz tubing and pyrex bulbs for lamps from GE. Although an interruption in these supplies could disrupt the Company's operations, the Company believes that alternative sources of supply exist and could be arranged prior to the interruption having a material adverse effect on the Company's operations or sales. The materials for the Company's power supply products are readily available on the open market. The Company also purchases certain of its industrial standard-type lamps from GE and Sylvania. This enables the Company to devote its production equipment to higher margin specialty lamps.

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

     The power supplies for the MICROSUN(TM) systems are manufactured by a single supplier. The Company believes that in the case of any disruption of this supply, alternative sources of these power supplies can be arranged prior to any material adverse effect on MicroSun's sales.

     Components for Ruud Lighting's systems are sourced from the Company as well as outside suppliers. The great majority of components are readily available from multiple suppliers.

     Raw materials and components for DSI coatings and equipment are sourced from outside suppliers. The Company has multiple qualified sources for critical materials and components.

COMPETITION

  General

     Metal halide systems compete with other types of lighting technology for many applications. The Company's metal halide lamps compete with lamps produced by other metal halide lamp manufacturers, primarily GE, Philips and Osram-Sylvania. Metal halide technology is the newest of all lighting technologies and although the market awareness and the uses of metal halide lamps continue to grow, competition exists from older technologies in each metal halide application.

  Materials

     The Company produces materials which are used by the Company and virtually all other manufacturers of metal halide lamps. In metal halide salts, where the Company has successfully used its technology focus and manufacturing capability to develop superior products, the Company has no competitors in the United States. In overseas markets, one lamp manufacturer produces metal halide salts, principally for its own use. The competition in salts is based on the technological ability to develop salt formulation for customers and product uniformity and purity. The Company believes it is the leading producer of salts because it is the leader in uniformity and purity. In other materials categories, the Company's chief competition for external sales is internal production by GE, Philips and Sylvania. The competition in these products is based primarily on price and delivery, with some competition is based on technological ability to create solutions for unique applications. The Company's products compete most effectively for external sales where they are created for unique applications.

     DSI has one or two principal competitors in each of its markets (lighting, coating equipment and government/aerospace). The Company believes that competition in thin film coatings is generally based on quality of coatings, technological expertise to design and deliver customized coating solutions and customer service. The Company believes that it competes successfully on the basis of all three of these measures. While competition is strenuous with these existing competitors, management believes that the high technical content of the products and services in these markets make entry by new thin film coating manufacturers relatively difficult.

  System Components

     GE, Philips and Sylvania are the Company's principal competitors in the production of metal halide lamps. Although GE, Philips and Sylvania have focused their efforts on the larger incandescent and fluorescent markets, all three companies produce metal halide lamps. These three companies have emphasized sales of a relatively small variety of standard-type metal halide lamps, such as those found in the most common commercial and industrial applications, which the Company believes represents approximately 75% of the total metal halide lamp segment. Although the Company believes its technical and engineering expertise in the production of specialty metal halide lamps and its unique marketing approach give it a competitive advantage in this market, the Company's three primary competitors have significantly longer operating histories, substantially greater financial, technical and other resources and larger marketing and distribution organizations than the Company and could expand their focus into specialty lamps.

     The Company does not believe that the foreign lamp manufacturers to whom the Company sells lamp production equipment compete with the Company's specialty products. Due to the technical and engineering expertise required to produce a new type of metal halide lamp, these purchasers have typically only produced the standard-type lamps in which they have been trained by the Company. Although these purchasers could potentially produce specialty lamp types to compete with the Company, these purchasers would need to develop or acquire the expertise required to produce specialty metal halide lamps.

     The Company's North American and European power supply products compete primarily with products of two manufacturers, Advance Transformers, a subsidiary of Philips, and MagneTek, both headquartered in the United States. Both these companies have focused on the large fluorescent power supply market whereas the focus of the Company's Ballastronix and Parry units has been in HID magnetic power supplies for use primarily in metal halide applications. Competition in power supplies has traditionally depended on price and delivery, which has resulted in the failure to develop power supplies to optimize metal halide lighting systems. The Company's power supply operations intend to compete on the ability to deliver power supplies which are designed to enhance performance of metal halide lighting systems.

  Systems

     Lighting systems compete on the basis of system cost, operating cost, quality of light and service. The Company feels that metal halide systems compete effectively against other technologies in each of these areas in many applications. Although the lighting systems market is highly fragmented, Ruud Lighting is the only metal halide systems manufacturer which uses direct marketing to contractors. Ruud Lighting has over 10,000 customers for this direct marketing effort and believes that its focus and this service component give it a competitive advantage over competitors. Competitors generally market these systems through distributors and lighting agents. The initial fiber optic systems to be marketed by the joint venture with Rohm and Haas will compete primarily with fiber optic products using older lighting technology as well as conventional systems using multiple lamps and fixtures. The Company's portable metal halide lighting fixtures, sold by the MicroSun business to be spun off, are in the early stages of commercial introduction and compete with portable lamps using older technology, primarily incandescent, including halogen, and compact fluorescent, manufactured by a large number of established manufacturers. MicroSun currently intends to compete primarily on basis of quality of light and aesthetic design.

INTELLECTUAL PROPERTY

     The Company relies primarily on trade secret, trademark and patent laws to protect its rights to certain aspects of its products, including proprietary manufacturing processes and technologies, product research and concepts and trademarks, all of which the Company believes are important to the success of its products and its competitive position. In recent years, the Company has successfully taken legal action to enjoin misappropriation of trade secrets by other parties. Any increase in the level of activities involving misappropriation of the Company's trade secrets or other intellectual property rights could require the Company to increase significantly the resources devoted to such efforts. In addition, an adverse determination in litigation could subject the Company to the loss of its rights to a particular trade secret, trademark or patent, could require the Company to grant licenses to third parties, could prevent the Company from manufacturing, selling or using certain aspects of its products or could subject the Company to substantial liability, any of which could have a material adverse effect on the Company's results of operations. See also Item 3. "Legal Proceedings."

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

     The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its future financial position or results of operations. Capital expenditures and operating expenses in fiscal 1998, fiscal 1997 and fiscal 1996 attributable to compliance with such legislation were not material.

EMPLOYEES

     As of June 30, 1998, the Company had approximately 1,776 full-time employees, consisting of employees engaged in the designing, manufacturing and marketing of materials (76 employees), system components (1,017 employees), systems (538 employees) and production equipment (96 employees) and 49 employees in corporate/ administrative services. As a result of the Ruud Lighting and DSI acquisitions, the employees of these companies have become employees of the Company. The Company believes that its employee relations are good. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in Solon, Ohio, and the Company maintains manufacturing facilities in California, Ohio, Illinois, Wisconsin, Nova Scotia, Canada and Draycott, England. Set forth below is certain information with respect to the Company's principal facilities as of June 30, 1998:

                                                                                 APPROXIMATE
                                                                                   SQUARE       OWNED/
FACILITY LOCATION                                    ACTIVITIES                    FOOTAGE      LEASED
-----------------                                    ----------                  -----------    ------
NORTH AMERICA
Racine, Wisconsin....................  Office, manufacturing, finishing,           440,000       Owned
                                       warehouse
Solon, Ohio..........................  Office, systems components                  330,000       Owned
                                       manufacturing
Bellevue, Ohio.......................  Systems components manufacturing,            60,000      Leased
                                       production equipment manufacturing
Cleveland, Ohio......................  Residential fixture assembly                 45,000       Owned
                                       (discontinued operations)
Santa Rosa, California...............  Offices, manufacturing                       12,000       Owned
                                                                                    20,000      Leased
Amherst, Nova Scotia, Canada.........  Power supply manufacturing                   45,000       Owned
Urbana, Illinois.....................  Materials manufacturing                      30,000       Owned
Scarborough, Ontario, Canada.........  Distribution warehouse, office space         28,000      Leased
Mississauga, Ontario, Canada.........  Power supply distribution warehouse          13,000      Leased

OTHER
Draycott, England....................  Power supply manufacturing                  125,000       Owned
Mitcham, Victoria, Australia.........  Distribution warehouse, office space         24,000      Leased

     The owned facilities are subject to mortgages in the following approximate outstanding amounts as of June 30, 1998: Solon -- $4.8 million;
Amherst -- $223,000; Urbana -- $686,000; Cleveland -- $336,000; Santa
Rosa -- $1.3 million. The aggregate annual rental cost of the leased facilities is approximately $1.1 million, and the average remaining lease term is 2.5 years.

     On March 11, 1998 a single purpose subsidiary of the Company purchased the Company's existing Solon, Ohio facility for a purchase price of $7.8 million, which includes the assumption of an existing mortgage with a principal amount outstanding of approximately $4.8 million at March 31, 1998. The Company intends to invest an additional amount of approximately $8.9 million at the facility, which will become the Company's world headquarters, will have expanded manufacturing facilities, including manufacturing space for the Unison joint venture, and will have expanded sales and training facilities. See Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3.  LEGAL PROCEEDINGS

     The Company does not have pending any litigation which, separately or in the aggregate, if adversely determined, could reasonably be expected to have a material adverse effect on the Company. The Company and its subsidiaries may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of their business.

     The Company's DSI subsidiary has received notice from a competitor, which manufactures and markets equipment for the application of thin-films and provides thin-film coatings for lighting and other markets. The competitor believes certain of DSI's equipment may infringe on the competitor's patented process. Favorable dialogue is currently in process between the parties that may result in a mutually amicable resolution. Further, the competitor has taken no further action at the date of this Report. In the event that formal patent infringement claims are made, DSI's management believes that it has valid defenses to such patent infringement claims, and the Company intends to vigorously defend any claims which may actually be filed by the competitor. In light of the foregoing, however, the liability, if any, of the Company in relation to such possible claims cannot be quantified.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Common Stock is quoted on the Nasdaq National Market under the symbol "ADLT." The following table sets forth for the periods indicated the range of high and low closing sale prices for the Common Stock, as reported on the Nasdaq National Market:

                                                                 HIGH        LOW
                                                                -------    -------
Fiscal Year Ended June 30, 1997
  First Quarter.............................................    $19.875    $13.125
  Second Quarter............................................     25.250     16.375
  Third Quarter.............................................     27.250     22.000
  Fourth Quarter............................................     26.500     19.000
Fiscal Year Ending June 30, 1998
  First Quarter.............................................     27.000     22.875
  Second Quarter............................................     26.500     18.250
  Third Quarter.............................................     27.000     18.250
  Fourth Quarter............................................     29.938     20.875

     As of September 15, 1998, there were approximately 245 record holders of the Company's Common Stock. The Company has never declared or paid a cash dividend. The terms of the Credit Facility prohibit the payment of dividends, other than dividends consisting of Company stock, without the consent of the lending banks. The Indenture limits the payment of cash dividends by the Company to certain amounts determined by the Company's earnings and equity investment in the Company after March 31, 1998. In addition, financial covenants, including ratios, contained in the Credit Facility, may limit payment of dividends indirectly.

     The Company does not intend to declare or pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company's business. The Company has previously announced its intention to spin off the capital stock of MicroSun in a tax-free distribution.

     Information with respect to sales of the Company's Common Stock in fiscal 1998 which were not registered under the Securities Act have been previously filed in the Company's Quarterly Reports on Form 10-Q for the Quarters Ended December 31, 1997 and March 31, 1998.

     In connection with the acquisition of Spectro Electric, Inc. (now known as Advanced Lighting Technologies Canada, Inc.) on March 25, 1996, the Company issued 34,783 shares of its Common Stock to Mr. Dominic Romanetti in May 1998. The shares were issued in reliance upon the exemption granted in Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). The securities were issued to a single individual, who was a principal owner of Spectro Electric.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table contains certain selected financial data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto of the Company. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 below.

                                                       FISCAL YEAR ENDED JUNE 30,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------    -------    -------    -------    -------
                                            (IN THOUSANDS, EXCEPT PER SHARE DOLLAR AMOUNTS)
INCOME STATEMENT DATA:
Net sales.............................    $163,893    $85,645    $54,636    $40,767    $30,938
Costs and expenses:
  Cost of sales.......................      95,341     45,703     29,164     21,899     17,253
  Marketing and selling...............      25,746     15,165      8,656      6,381      4,472
  Research and development............       9,319      5,097      2,894      1,673      1,006
  General and administrative..........      10,851      7,133      6,152      5,452      3,928
  Settlement of claims(1)(2)..........          --        771      2,732         --         --
  Fiber optic joint venture formation
     costs............................         212        286         --         --         --
  Purchased in-process research and
     development(3)...................      18,220         --         --         --         --
  Special charges(3)..................      15,918         --         --         --         --
  Amortization of intangible assets...       1,454        397         90         55         55
  Restructuring(4)....................          --         --         --       (121)       852
                                          --------    -------    -------    -------    -------
Income (loss) from operations.........     (13,168)    11,093      4,948      5,428      3,372
Interest income (expense), net........      (2,365)      (668)    (1,316)    (2,074)    (2,095)
Loss from equity investments..........        (501)        --         --         --         --
                                          --------    -------    -------    -------    -------
Income (loss) from continuing
  operations before income taxes and
  extraordinary items.................     (16,034)    10,425      3,632      3,354      1,277
Income taxes..........................       1,802      2,869        965        212         71
                                          --------    -------    -------    -------    -------
Income (loss) from continuing
  operations before extraordinary
  items...............................     (17,836)     7,556      2,667      3,142      1,206
Loss from discontinued operations, net
  of income tax benefits..............      (7,292)      (452)      (150)        --         --
                                          --------    -------    -------    -------    -------
Income (loss) before extraordinary
  items...............................     (25,128)     7,104      2,517      3,142      1,206
Extraordinary charge, net of
  applicable income tax benefits(5)...        (604)        --       (135)      (253)        --
                                          --------    -------    -------    -------    -------
Net income (loss).....................    $(25,732)   $ 7,104    $ 2,382    $ 2,889    $ 1,206
                                          ========    =======    =======    =======    =======
Earnings (loss) per
  share -- diluted(6):
  Income (loss) from continuing
     operations.......................    $   (.98)   $   .55    $   .14    $   .10    $   .13
  Before extraordinary item Loss from
     discontinued operations..........        (.40)      (.03)      (.02)        --         --
  Extraordinary items.................        (.03)        --       (.01)      (.03)        --
                                          --------    -------    -------    -------    -------
Net earnings (loss) per
  share -- diluted....................    $  (1.41)   $   .52    $   .11    $   .07    $   .13
                                          ========    =======    =======    =======    =======
Shares used for computing per share
  amounts -- diluted..................      18,195     13,558      9,479      7,818      7,818
                                          ========    =======    =======    =======    =======

                                                       FISCAL YEAR ENDED JUNE 30,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------    -------    -------    -------    -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents and
  short-term investments..............    $ 22,267    $ 8,273    $ 1,682    $ 1,030    $   663
Working capital (deficit).............      77,637     42,380     17,341       (870)       (25)
Total assets..........................     311,852    134,838     56,297     29,402     23,454
Total long-term debt..................     117,332     35,908     11,034      8,853      7,821
Total shareholders' equity
  (deficit)...........................     154,120     66,032     26,594     (1,035)     1,165

---------------

(1) On March 1, 1996, a former Venture shareholder, asserted a claim against certain officers and directors of the Company, and subsequently against the Company, seeking $3,600 in damages relating to the redemption of his Venture shares prior to the Combination. On August 23, 1996, another former Venture shareholder filed a similar claim against the Company and such officers and directors seeking damages of $1,600. On November 29, 1996, the Company and such officers and directors entered into a settlement of both claims for an aggregate amount of $475. The pretax charge of $771 in fiscal 1997 represents the $475 settlement plus legal and other directly-related costs, net of insurance recoveries.

(2) On October 27, 1995, several former Venture shareholders, whose shares were redeemed in August 1995 (prior to the Combination), asserted a claim against certain officers of the Company. On November 15, 1995, such officers entered into a settlement agreement. Since the settlement resulted in a transfer of personal shares held by such officers, there was no dilution of the ownership interests of other shareholders of the Company. The settlement was recorded as a noncash expense and an increase in paid-in capital of the Company in December 1995.

(3) Fiscal 1998 results include special charges related to the purchase price allocation for Deposition Sciences, Inc. ("DSI") of $18,220 for purchased in-process research and development. The special charges also include $17,984 principally relating to the rationalization of the Company's global power supply operations, principally (a) the discontinuance of certain power supply products at the Company's power supply facilities, (b) the write-down of certain intangible and fixed assets and (c) charges related to the consolidation and rationalization cost of distribution activities, and of new information systems and a reassessment of investments. The amounts are classified in the fiscal 1998 statement of operations as: cost of sales -- $2,066; purchased in-process research and development -- $18,220; and, special charges -- $15,918.

(4) In fiscal 1994, the Company recorded a provision of $852 for the costs, principally inventory and equipment write-downs, in connection with exiting a product line unrelated to lighting. In fiscal 1995, the disposition plan was revised, resulting in a reduction of the original estimate by $121.

(5) In fiscal 1998, the Company incurred an extraordinary loss on the early extinguishment of debt of $604. In fiscal 1996, the Company incurred an extraordinary loss on the early extinguishment of debt of $135. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In fiscal 1995, the Company incurred an extraordinary loss on the early extinguishment of debt of $253.

(6) Net earnings per share is based upon the income attributable to holders of Common Stock. Such income has been decreased by preferred stock dividends and increases in the value of warrants aggregating $1,350 ($.14 per share) in fiscal 1996, $2,360 ($.30 per share) in fiscal 1995 and $170 ($.02 per share) in fiscal 1994. See Note H to "Notes to Consolidated Financial Statements," included in Item 8 for further information on fiscal years 1998, 1997, and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             (Dollars in thousands, except per share data amounts)

     The following discussion should be read in connection with the Company's Consolidated Financial Statements and Notes thereto included in Item 8 -- Financial Statements and Supplementary Data.

GENERAL

     The Company designs, manufactures and markets metal halide lighting products, including materials, systems and components and production equipment. Metal halide lighting is currently used primarily in commercial and industrial applications such as factories and warehouses, outdoor site and landscape lighting, sports facilities and large retail spaces such as superstores. Systems and components and materials revenue is recognized when products are shipped, and production equipment revenue is recognized under the percentage of completion method.

     Consistent with the Company's strategy for new product introductions, the Company invests substantial resources in research and development to engineer materials and system components to be included in customers' specialized lighting systems. Over the last three fiscal years, the Company has spent an aggregate of $17,310 on research and development, representing 5.7% of aggregate net sales from continuing operations over that period. Such expenditures have enabled the Company to introduce new specialized products, develop new applications for metal halide lighting and improve the quality of its materials. The Company has spent additional amounts for manufacturing process and efficiency enhancements, which were charged to cost of goods sold when incurred. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

     The Company also has invested substantial resources in acquisitions and strategic investments. Since December 31, 1997, the Company has acquired Ruud Lighting and DSI and increased its equity investment in Fiberstars. From February 11, 1997 to February 25, 1998, the Company's investment in notable acquisitions and strategic investments aggregated approximately 3.6 million shares of Common Stock and approximately $78,700 in cash, plus certain additional contingent amounts and shares. See Item 1. "Business -- Background of the Company -- Recent Acquisitions and Strategic Investments" and "-- Liquidity and Capital Resources" below.

SPIN-OFF OF MICROSUN BUSINESS

     In March 1998, the Company approved a plan to distribute to its shareholders all of the ownership of MicroSun, the subsidiary primarily responsible for development, design, assembly and marketing of metal halide portable fixtures for residential and hospitality uses, in a spin-off transaction which is expected to be tax-free. The Company believes the creation of two separate companies will enable the Company and MicroSun to devote the resources necessary to develop each of their core strategies in pursuit of their growth objectives.

     Summary operating information for MicroSun for the last three fiscal years ended June 30, 1998 is presented below for informational purposes only and does not necessarily reflect what the results of operations would have been had MicroSun operated as a stand-alone entity.

                                                               YEAR ENDED JUNE 30,
                                                            -------------------------
                                                             1998       1997     1996
                                                            -------    ------    ----
                                                                 (IN THOUSANDS)
Sales...................................................    $ 4,456    $  845    $ --
Costs and expenses......................................     13,530     1,469     205
                                                            -------    ------    ----
Loss before income taxes................................      9,074       624     205
Income tax benefit......................................      3,113       172      55
                                                            -------    ------    ----
Net loss................................................    $ 5,961    $  452    $150
                                                            =======    ======    ====

     Operating losses through the intended date of the spin-off follow:

                                                          BEFORE     INCOME
                                                          INCOME       TAX
                                                           TAXES     BENEFIT     NET
                                                          -------    -------    ------
                                                                 (IN THOUSANDS)
Operating losses for the year ended June 30, 1998.....    $ 9,074    $3,113     $5,961
Estimated operating losses from July 1, 1998 to
  December 31, 1998...................................      2,023       692      1,331
                                                          -------    ------     ------
Operating losses through spin-off.....................    $11,097    $3,805     $7,292
                                                          =======    ======     ======

     The estimated date of disposition extends to December 31, 1998 pending the determination by the Internal Revenue Service of the spin-off as tax-free and other matters. As a result of the Board of Directors' approval to spin-off the MicroSun business, the consolidated financial statements of the Company have been adjusted and restated to reflect the results of operations of MicroSun as a discontinued operation in accordance with generally accepted accounting principles.

FISCAL THIRD QUARTER 1998 CHARGES

     During fiscal 1998, the Company recorded special charges related to the purchase price allocation for DSI and an assessment of the Company's global power supply operations.

     The Company completed the acquisition of DSI in January 1998. The special charges include $18,220 for purchased in-process research and development, determined by an independent valuation, relating to the DSI acquisition.

     The special charges also include $17,984 principally relating to the Company's decision to refocus and restructure its recently acquired global power supply operations to focus on opportunities in metal halide. With the January 1998 acquisition of Ruud Lighting, the Company accelerated this rationalization of its existing power supply manufacturing operations and distribution activities in order to capitalize on new opportunities not previously available. This assessment resulted in (a) the discontinuance of certain power supply products at the Company's power supply facilities, (b) the write-down of certain intangible and fixed assets and (c) a $2,066 million write-down of inventory which is classified in cost of sales.

     In addition, the charges cover the cost of consolidating distribution activities and facilities, the write-down of assets in connection with the implementation of new information systems and a reassessment of investments resulting from a change in expansion strategy arising from the Ruud Lighting acquisition.

     The special charges were determined in accordance with formal plans developed by the Company's management using the best information available to it at the time and, subsequently approved by the Company's Board of Directors. The amounts the Company may ultimately incur may change as the plans are executed.

     Actions required by the plans are expected to be completed by June 30, 1999. Cash outlays to complete the balance of the Company's initiative to rationalize the Company's global power supply operations are estimated to be approximately $700.

     After an income tax benefit of $5,015, these special charges reduced net income by $31,189, or $1.71 diluted earnings per share for fiscal 1998.

     See "Notes to Consolidated Financial Statements," included in Item 8.

IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the purchase of Deposition Sciences, Inc. ("DSI"), the Company allocated $18,220 of the $24,100 purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

DSI's in-process research and development value is comprised of five primary research and development programs. DSI had five major research and development programs in progress at the time of the acquisition.

     The MicroDyn/Automation Project is intended to improve the coating process of optical thin-films to both rigid and flexible surfaces so that the process can be used in a wider array of applications. The Plastics (Acrylic) Coating Project is designed to produce a method for applying thin-film coatings to plastics or other similar materials that cannot withstand the heat and pressure generated during the standard coating process. The goal of the Deposition Material Development Project is to develop new thin-film materials that can be used in coatings and to improve existing coating materials. The Lighting Projects are intended to develop improvements to existing lighting technologies by using coatings to improve efficiency and increase the longevity of lamp life. The Fiber Optic Project is intended to improve telecommunications by providing optical thin-film coatings that are used in conjunction with optical fibers to increase the transmission capacity of the fiber. These projects will involve between 19 and 33 people. Completion of the first of these projects may occur in fiscal 1999 and the final project is projected for completion in 2003. At the acquisition date, programs ranged in completion from 15 to 40 percent and the Company estimates the expenditures after the acquisition to complete these projects to be approximately $7,000.

     Remaining development efforts for these programs are highly complex and include the development and advancement of the necessary physics and chemistry, various stages of academic and computer simulation, prototype design and testing, refinement, initial small-scale deployment, further refinement and eventually full-scale market introduction. As such, the projects are generally considered to have effective lives of three-to-five years during which time the science, technology, and processes are researched, designed, developed, and tested.

     Certain projects within the in-process research and development programs will, if successful, begin to bear results in fiscal 1999 and fiscal 2000, but will not be fully complete for two to three years thereafter. Annual Company expenditures to complete these projects included $800 in fiscal 1998, and are estimated at $2,400, $2,300, and $1,500 in fiscal 1999 through fiscal 2001, respectively. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, even if successfully completed, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. In addition to usage of DSI's internal cash flows, ADLT will likely provide a substantial amount of funding to complete the DSI programs.

     As evidenced by their continued support for these projects, management believes the Company has a reasonable chance of successfully completing each of the major research and development programs. However, there is substantial risk associated with the completion of the projects and there is no steadfast assurance that each will meet with either technological or commercial success. An examination of DSI's research and development history revealed a variety of projects which either failed outright or were substantially delayed in their completion due to the Company's inability to attain a technologically feasible project, technology and/or process. The delay or outright failure of the DSI in-process research and development may materially impact the Company's financial condition.

     The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. Historically, DSI has generated revenues from contract research and development arrangements (many in classified government programs), whereas future revenue growth is highly dependent upon the in-process projects resulting in commercially viable technologies which will allow the Company to offer advanced products to various untapped markets.

     In order to develop a valuation for the various DSI assets, the Company developed revenue and expense projections. Revenue projections were based on DSI's historical growth and comparable companies. Estimated revenue from DSI's existing technologies is expected to nearly double in fiscal 1999, then begin a rapid decline as the in-process technologies are completed and existing processes and know-how continue to rapidly approach obsolescence. The estimated revenues for the in-process projects peak in 2002 and then decline as other new products and technologies are expected to enter the market.

     Cost of sales were estimated based on DSI's historical results and discussions with management regarding anticipated gross margin improvements. A substantial gross margin improvement is expected in fiscal 1999 due to restructuring of compensation to levels consistent with ADLT's existing plan. General and administrative expense was increased to reflect DSI's intention to maintain its general and administrative spending, while substantially increasing its internal level of research and development spending to complete its in-process projects.

     The rates used to discount the net cash flows to their present value are based on cost of capital calculations and several studies of investment rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of
35.0 percent was appropriate for the business enterprise, 30.0 percent for the existing products and technology, and 37.5 to 40.0 percent for the in-process research and development. These discount rates are commensurate with DSI's corporate maturity; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advances that are unknown at this time.

     The forecasts used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from the projected results.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, the components of the Company's Consolidated Statements of Income for the indicated periods:

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Costs and expenses:
  Cost of sales.............................................   58.2     53.4     53.4
  Marketing and selling.....................................   15.7     17.7     15.8
  Research and development..................................    5.7      6.0      5.3
  General and administrative................................    6.6      8.3     11.3
  Fiber optic joint venture formation costs.................    0.1      0.3       --
  Purchased research and development........................   11.1       --       --
  Special charges...........................................    9.7       --       --
  Settlement of claims......................................     --      0.9      5.0
  Amortization of intangible assets.........................    0.9      0.4      0.2
                                                              -----    -----    -----
Income (loss) from operations...............................   (8.0)    13.0      9.1
Other income (expense):
  Interest expense..........................................   (2.4)    (1.8)    (2.8)
  Interest income...........................................    0.9      1.0      0.4
  Loss from equity investment...............................   (0.3)      --       --
                                                              -----    -----    -----
Income (loss) from continuing operations before income taxes
  and extraordinary charge..................................   (9.8)    12.2      6.7
Income taxes................................................    1.1      3.4      1.8
                                                              -----    -----    -----
Income (loss) from continuing operations before
  extraordinary charge......................................  (10.9)     8.8      4.9
Loss from discontinued operations, net of income tax
  benefits..................................................   (4.4)    (0.5)    (0.3)
                                                              -----    -----    -----
Income (loss) before extraordinary charge...................  (15.3)     8.3      4.6
Extraordinary charge from early extinguishment of debt, net
  of income tax benefits....................................   (0.4)      --     (0.2)
                                                              -----    -----    -----
Net income (loss)...........................................  (15.7)%    8.3%     4.4%
                                                              =====    =====    =====

     Factors which have affected the results of operations and net income during fiscal 1998 as compared to fiscal 1997 are discussed below.

OVERVIEW OF THE RESULTS OF OPERATIONS -- FISCAL 1998 COMPARED TO FISCAL 1997

     The Company's operations for fiscal 1998 resulted in a loss from continuing operations before extraordinary charge of $17,836 compared to income from continuing operations before extraordinary charge of $7,556 for fiscal 1997. The Company realized a net loss of $25,732 for fiscal 1998, compared to net income of $7,104 for fiscal 1997.

     The following factors should be considered in comparing the Company's continuing operations for fiscal 1998 and fiscal 1997:

     - Results for fiscal 1998 include $17,984 in special charges ($0.99 per share) and $18,220 of purchased in-process research and development ($1.00 per share).

     - Results for fiscal 1997 include a nonrecurring charge of $771 ($0.06 per share) in settlement of a claim.

     After excluding the above charges, the Company's operating activities would have resulted in income from continuing operations before income taxes and extraordinary item of $20,170 for fiscal 1998, an 80.2% increase over the $11,196 of income from continuing operations that would have been reported for fiscal 1997.

FISCAL 1998 COMPARED WITH FISCAL 1997

     Net sales. Net sales increased 91.4% to $163,893 for the fiscal year ended June 30, 1998 from $85,645 for the fiscal year ended June 30, 1997. The increase in system components, materials and systems ($72,357) was primarily attributable to increased unit volume, including a $25,419 increase from the Company's power supply subsidiaries acquired in the second half of fiscal 1997 and a $32,384 increase from the Company's Ruud Lighting subsidiary, which was acquired on January 2, 1998. The increase in equipment sales ($5,891) resulted from an increase in equipment contracts-in-progress, as compared with the number of contracts-in-progress during fiscal 1997.

     Cost of Sales. Cost of sales increased 108.6% to $95,341 in fiscal 1998 from $45,703 in fiscal 1997. As a percentage of net sales, cost of sales increased to 58.2% for fiscal 1998 from 53.4% for fiscal 1997. Cost of sales included a $2,066 write-down of inventory related to the rationalization of the Company's global power supply operations and the elimination of certain nonfocus product lines. After excluding this write-down, cost of sales increased 104.1% to $93,275, or 56.9% of net sales. The increase was primarily attributable to increased unit volume, but also reflects a change in the product mix, whereby lower-margin power supply products represented a larger component of total sales in fiscal 1998.

     Marketing and Selling Expenses. Marketing and selling expenses increased 69.8% to $25,746 for fiscal 1998, compared with $15,165 for fiscal 1997. Marketing and selling expenses, as a percentage of net sales, decreased to 15.7% during fiscal 1998, from 17.7% during fiscal 1997. This decrease as a percentage of net sales reflects the leveraging of certain fixed marketing and selling expenses as sales levels increase and relatively lower marketing expenses associated with the sale of power supplies, partially offset by increased expenses in connection with the launch of the Company's Pulse Start(TM) products.

     Research and Development Expenses. Research and development expenses increased 82.8% to $9,319 in fiscal 1998 from $5,097 in fiscal 1997. This increase arose from increased spending for the: (i) expansion of the line of new lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems; and (iii) development of new materials for the world's major lighting manufacturers. As a percentage of net sales, research and development expenses decreased to 5.7% in fiscal 1998 from 6.0% in fiscal 1997.

     General and Administrative Expenses. General and administrative expenses increased 52.1% to $10,851 in fiscal 1998 from $7,133 in fiscal 1997. As a percentage of net sales, general and administrative expenses decreased to 6.6% in fiscal 1998 from 8.3% in fiscal 1997. The decrease as a percentage of net sales primarily reflects a spending growth rate considerably lower than sales increases through the leveraging of fixed costs as sales levels increase.

     Fiber Optic Joint Venture Formation Costs. On May 6, 1997, the Company entered into a joint development agreement with Rohm and Haas Company ("Rohm and Haas"), for the development of advanced fiber optic cable systems using metal halide lamps. On December 31, 1997, the Company and Rohm and Haas completed a series of agreements that resulted in the formation of Unison Fiber Optics Lighting Systems LLC ("Unison"), a joint venture that focuses on the manufacture and sale of fiber optic lighting systems to the worldwide lighting market. In connection with this joint venture, the Company incurred $212 of formation and development costs which was charged to operations during fiscal 1998, in addition to $286 of such costs which were charged to operations during fiscal 1997.

     Purchased Research and Development. In connection with its acquisition of DSI in January 1998, the Company acquired in-process research and development valued at $18,220. In accordance with generally accepted accounting principles, the entire amount has been recorded as an expense in fiscal 1998.

     Special Charges. During the third quarter of fiscal 1998, the Company recorded special charges related to the Company's decision to refocus and restructure its recently acquired global power supply operations to focus on opportunities in metal halide. With the January 1998 acquisition of Ruud Lighting, Inc., the Company accelerated this rationalization of its existing power supply manufacturing operations and distribution activities in order to capitalize on new opportunities not previously available. This assessment resulted in (a) the discontinuance of certain power supply products at the Company's power supply facilities, (b) the write-down of certain intangible and fixed assets and (c) a $2,066 write-down of inventory which is classified in cost of sales. Additionally, the special charges, which total $17,984 (including the $2,066 write-down of inventory discussed above), cover the elimination of certain nonfocus product lines, the cost of consolidating distribution activities and facilities, the write-down of assets in connection with the implementation of new information systems and a reassessment of investments.

     Settlement of Claim. During the second quarter of fiscal 1997, the Company paid $475 in an out-of-court settlement of a claim brought by certain former common shareholders of a predecessor of the Company. The charge of $771 ($.06 per share) represents the $475 settlement plus legal and other directly-related costs, net of insurance recoveries.

     Income(Loss) from Operations. The Company incurred a loss from operations of $13,168 during fiscal 1998 as compared to income from operations of $11,093 during fiscal 1997. As discussed above in "Overview of Results of Operations," excluding the special charges, purchased in-process research and development, and nonrecurring charge for the settlement noted above, income from operations for fiscal 1998 increased to $23,036, a 94.2% increase over the income from operations of $11,864 for fiscal 1997. As a percentage of net sales, income from operations excluding these items increased to 14.1% in fiscal 1998 from 13.9% in fiscal 1997.

     Interest Expense. Interest expense increased to $3,801 during fiscal 1998 as compared to $1,513 during fiscal 1997. This increase resulted primarily from the higher average debt outstanding during fiscal 1998 as compared to fiscal 1997.

     Interest Income. Interest income increased to $1,436 in fiscal 1998 as compared to $845 in fiscal 1997. This increase is attributable to higher average cash equivalents and short-term investments during fiscal 1998 as compared to fiscal 1997.

     Loss from equity investments. Loss from equity investments for fiscal 1998 resulted from recognition of the Company's proportionate share of losses recorded by equity investees accounted for by the equity method. There were no comparable amounts in fiscal 1997.

     Income (Loss) from Continuing Operations before Income Taxes and Extraordinary Charge. The Company incurred a loss from continuing operations of $16,034 during fiscal 1998 as compared to income from continuing operations of $10,425 during fiscal 1997. Excluding the special charges, purchased in-process research and development, and nonrecurring charge for the settlement noted above, income from continuing operations for fiscal 1998 increased to $20,170, a 80.2% increase over the income from continuing operations of $11,196 for fiscal 1997. As a percentage of net sales, income from continuing operations excluding these items decreased to 12.3% in fiscal 1998 from 13.1% in fiscal 1997.

     Income Taxes. The Company recorded income tax expense of $1,802 for fiscal 1998 as compared to $2,869 for fiscal 1997. As a percentage of income (loss) from continuing operations before income taxes and extraordinary items, the effective income tax rate was 11.2% in fiscal 1998 as compared to 27.5% in fiscal 1997.

     A number of items affect the comparability of the fiscal 1998 and fiscal 1997 effective tax rates. The most significant of these items in fiscal 1998 are the nondeductibility of purchased research and development of $18,220 and certain of the Company's special charges, offset by research and development tax credits. The most significant item reducing the effective tax rate in fiscal 1997 from the Company's statutory rate was the adjustment of deferred tax liabilities, which reduced the Company's tax provision by $1,000. See Note J to "Notes to Consolidated Financial Statements," included in Item 8, for further information.

     At June 30, 1998, the Company had United States net operating loss carryforwards ("NOLs") for tax purposes of approximately $1,960 to offset future taxable income. The domestic NOLs expire in fiscal years 2008 through 2011. In addition, the Company had foreign tax loss carryforwards of $579 with various expiration dates.

     Loss from Discontinued Operations. In March 1998, the Company approved a plan to distribute to its shareholders all of the ownership of MicroSun, the Subsidiary primarily responsible for development, design, assembly and marketing of metal halide portable fixtures for residential and hospitality uses, in a spin-off transaction which is expected to be tax-free. The Company believes the creation of two separate companies will enable the Company and MicroSun to devote the resources necessary to develop their core strategies in pursuit of their growth objectives. The loss from discontinued operations of $7,292 represents the total of MicroSun's loss from operations in fiscal 1998 and estimated operating losses through the intended date of the spin-off.

     Extraordinary Charge. The Company recorded a $604 extraordinary charge (net of applicable income tax benefits of $311) in fiscal 1998, representing costs associated with the early extinguishment of debt.

OVERVIEW OF THE RESULTS OF OPERATIONS -- FISCAL 1997 COMPARED TO FISCAL 1996

     The Company's operations for fiscal 1997 resulted in income from operations of $10,425 compared to income from operations of $3,642 for fiscal 1996. The Company realized net income of $7,104 for fiscal 1997, compared to net income of $2,382 for fiscal 1996.

     The following factors should be considered in comparing the Company's operations for fiscal 1997 and fiscal 1996:

     - Results for fiscal 1997 include a nonrecurring charge of $771 ($0.06 per share) in settlement of a claim.

     - Results for fiscal 1996 include a noncash charge of $2,732 ($0.29 per share) in settlement of threatened litigation.

     After excluding the above nonrecurring charges, the Company's operating activities would have resulted in income from operations of $11,864 for fiscal 1997, a 54.5% increase over the $7,680 of income from operations that would have been reported for fiscal 1996.

FISCAL 1997 COMPARED WITH FISCAL 1996

     Net sales. Net sales increased 56.8% to $85,645 for the fiscal year ended June 30, 1997 from $54,636 for the fiscal year ended June 30, 1996. This increase consisted of a $23,141 increase in system components, a $6,345 increase in production equipment sales, a $199 increase in systems, and a $1,394 increase in materials. The increase in systems components is primarily the result of increased unit sales of the Company's core businesses and the addition, during fiscal 1997, of the Company's newly-acquired power supply businesses. The increase in systems and materials sales arose primarily from increased unit volume, while the increase in equipment sales was attributable to an increase in the number of equipment contracts in progress for the sale of production equipment currently in-progress, as compared with the contracts in-progress during fiscal 1996.

     Cost of Sales. Cost of sales increased 56.7% to $45,703 in fiscal 1997 from $29,164 in fiscal 1996, relatively consistent with the increase in net sales. As a percentage of net sales, cost of sales was 53.4% for both fiscal 1997 and fiscal 1996.

     Marketing and Selling Expenses. Marketing and selling expense increased 75.2% to $15,165 for fiscal 1997, compared with $8,656 for fiscal 1996. Marketing and selling expense, as a percentage of net sales, increased to 17.7% during fiscal 1997, from 15.8% during fiscal 1996. The increase as a percentage of net sales primarily reflects increased spending to develop new domestic and foreign market opportunities.

     Research and Development Expenses. Research and development expenses increased 76.1% to $5,097 in fiscal 1997 from $2,894 in fiscal 1996. As a percentage of net sales, research and development expenses increased to 6.0% in fiscal 1997 from 5.3% in fiscal 1996. The increased spending in this vital area reflected the Company's continued emphasis on the development of additional commercial and industrial products, the introduction of new lamp types and metal halide systems development.

     General and Administrative Expenses. General and administrative expenses increased 15.9% to $7,133 in fiscal 1997 from $6,152 in fiscal 1996. As a percentage of net sales, general and administrative expenses decreased to 8.3% in fiscal 1997 from 11.2% in fiscal 1996. The decrease primarily reflects a spending growth rate considerably lower than sales increases, achieved through the leveraging of fixed costs as sales levels increase.

     Settlement of Claims. During fiscal 1997, the Company paid $475 in an out-of-court settlement of a claim brought by certain former common shareholders of a predecessor of the Company. The charge of $771 ($0.06 per share) represents the $475 settlement plus legal and other directly-related costs, net of insurance recoveries.

     During fiscal 1996, a settlement agreement was entered into by certain principal shareholders of the Company with former holders of preferred stock of a subsidiary of the Company (the "Settlement"). Since the Settlement resulted in a transfer of personal shares held by such shareholders, there was no dilution of the ownership interest of the remaining shareholders of the Company. The Settlement was recorded as a noncash expense in fiscal 1996 and an increase to the Company's paid-in-capital. This Settlement resulted in a noncash charge of $2,732 ($0.29 per share).

     Fiber Optic Joint Venture Formation Costs. In May 1997, the Company entered into a joint development agreement with Rohm and Haas Company, for the development of advanced fiber optic cable systems using metal halide lamps. The Company negotiated with Rohm and Haas to form the Unison joint venture focused on the manufacture and sale of fiber optic cable and illuminators and fiber optic lighting systems. In connection with this joint venture, the Company incurred $286 of formation and preoperating costs which was charged to operations during fiscal 1997.

     Income from Operations. Income from operations during fiscal 1997 increased to $11,093 from $4,948 during fiscal 1996. As discussed above, excluding the nonrecurring charges for the settlements noted above, income from operations for fiscal 1997 would have increased to $11,864, a 54.5% increase over the income from operations of $7,680 that would have been reported for fiscal 1996. As a percentage of net sales, income from operations before the nonrecurring charges would have decreased to 13.9% in fiscal 1997 from 14.1% in fiscal 1996.

     Interest Income. Interest income increased to $845 in fiscal 1997, as compared to $232 in fiscal 1996. This increase is attributable to the short-term investments and cash equivalents arising from the availability of the net proceeds of the Common Stock offering completed during July 1996.

     Income Taxes. Income tax expense increased to $2,869 for fiscal 1997 from $965 during the preceding year. The increase was caused by increased profitability in fiscal 1997 and by the utilization of lesser amounts of net operating loss carryforwards ("NOLs") in 1997, compared with the utilization of NOLs in fiscal 1996. At June 30, 1997, the Company had United States NOLs for tax purposes of approximately $4,500 to offset future taxable income. These NOLs expire in the fiscal years 2006 through 2011.

     Extraordinary Charge. The Company recorded an extraordinary charge in 1996 of $135 (net of applicable income tax benefits of $91), representing costs associated with the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal financial requirements are for developing manufacturing equipment, market development activities, research and development efforts, investments in business acquisitions, joint ventures and working capital. These requirements have been, and the Company expects they will continue to be, financed through a combination of cash flow from operations, borrowings under various credit facilities and the sale of Common Stock.

     Net cash (used in) provided by operating activities. The Company recorded a net loss of $25,732 for fiscal 1998. However, the Company incurred $41,544 of noncash expenses including $18,220 of purchased research and development, $17,984 of special charges, $4,942 of depreciation and amortization, $2,023 of future estimated operating losses recorded as part of the discontinued operations treatment of the MicroSun spinoff, and $669 of other items, net of a $2,294 increase in net deferred tax assets. Adding these noncash items back to the net loss results in funds from operations of $15,812 for fiscal 1998 as compared to $10,130 for fiscal 1997, a 56.1% increase.

     Trade receivables increased $10,185 and inventories increased $7,856, excluding those acquired through the purchase of businesses. The increase in receivables includes an increase of approximately $5,000 in accounts receivable related to production equipment contracts. Production equipment contracts affect cash flow because production equipment revenues are recognized under the percentage of completion method of accounting, while cash payments are received in accordance with contract terms. The remaining increase in receivables resulted from the increased level of sales.

     Inventory also increased as a result of the Company's efforts to introduce new products which are accepted slowly into the marketplace, but must be initially stocked. Inventory levels across the Company increased as a result of the Company's efforts to improve customer service levels, e.g., minimizing out-of-stock items. Efforts were concentrated at units abroad where shipping time to distribution centers causes longer delays in the shipping process.

     Net cash used in investment activities. Capital expenditures, primarily for production equipment and leasehold and facility improvements, totaled $30,564 in fiscal 1998 as compared to $18,095 in fiscal 1997. Capital expenditures in fiscal 1998 related to additional machinery and equipment to improve production processes, resulting in increased productivity and capacity in the production of lamps, power supplies and other lighting system products. In March 1998 the Company purchased its existing Solon, Ohio facility for a purchase price of $7,800, including the assumption of an existing mortgage in the amount of approximately $4,800.

     The Company intends to spend an additional $17,500 on the expansion and upgrading of this multipurpose facility, which serves as its world headquarters, lamp manufacturing and distribution center, and will, after the completion of construction, serve as a showroom and training center for its lighting products. See "Business -- Properties." The Company also intends to spend about $20,000 on additional capital expenditures, primarily production equipment, over the next twelve months. The Company is considering funding its planned building expansion through financings using its presently owned real estate.

     To expand the Company's ability to develop and market new metal halide products and systems, the Company has made a number of acquisitions and strategic investments, the most notable of which completed in fiscal 1998 are described below.

     On January 28, 1998, the Company completed the acquisition of Deposition Sciences, Inc. ("DSI"), of Santa Rosa, California. DSI is a leader in the development of sophisticated thin film deposition systems and coatings for lighting applications, with particular emphasis on coatings for metal halide lighting systems, and other applications, including aerospace, defense and automotive applications. The stock of DSI was acquired in a privately-negotiated transaction. The purchase price consisted of 599,717 shares of the Company's Common Stock and approximately $14,500 in cash.

     On January 2, 1998, the Company acquired all of the capital stock outstanding of Ruud Lighting (the "Ruud Stock"), located in Racine, Wisconsin. Ruud Lighting manufactures and directly markets HID lighting systems, principally focusing on metal halide installations for commercial, industrial and outdoor lighting applications. The Ruud Stock was acquired from the five shareholders of Ruud Lighting in a privately negotiated purchase transaction. The purchase price for the Ruud Stock consisted of three million shares of the Company's Common Stock and approximately $35,500 in cash.

     On December 31, 1997, the Company and Rohm and Haas Company ("Rohm and Haas") completed a series of agreements that resulted in the formation of Unison Fiber Optics Lighting Systems LLC ("Unison"), a joint venture that focuses on the manufacture and sale of fiber optic lighting systems. In consideration for a 50% interest in Unison, the Company contributed its subsidiary, Advanced Cable Lite Corporation, $2,000 in cash, other optic lighting system assets and is obligated to contribute an additional $3,000 in cash on January 1, 2000.

     In July 1997, the Company purchased an equity interest in Fiberstars, Inc. ("Fiberstars"), a marketer and distributor of fiber optic lighting products. On February 11, 1998, the Company increased its equity ownership to approximately 29% of Fiberstars' total shares outstanding. Pursuant to its agreements with Rohm and Haas,

Rohm and Haas has the right to request that the Company divest its interest in Fiberstars. Upon such request, the Company agrees to complete such divestiture within two years subject to reasonable extension upon consent of Rohm and Haas.

     Net cash used in financing activities. During July 1997, the Company received net proceeds of $69,320 from the sale of three million shares of its Common Stock in a public offering, of which $33,000 was used to reduce debt outstanding under the Company's domestic Revolving Credit and Security Agreement and Term Note (the "Loan Agreement") (subsequently terminated and replaced by the Credit Facility, as described below). Approximately $8,500 of such borrowings had been incurred to fund the Parry acquisition in June 1997, and approximately $5,500 had been incurred in February 1997 to finance the cash portion of the Ballastronix acquisition. Of the remaining net proceeds, $14,500 was used for capital expenditures, primarily production equipment and leasehold improvements, $4,800 was used to purchase 29.0% of Fiberstars, a company specializing in the marketing and distribution of fiber optic lighting products, $2,000 was contributed to Unison, the Company's joint venture with Rohm and Haas and $11,200 was used for working capital purposes.

     On January 2, 1998, the Company replaced the Loan Agreement and other borrowings in North America with the Credit Facility. Proceeds from this facility were used to finance the $35,500 cash portion of the Ruud Lighting acquisition and the $14,500 cash portion of the DSI acquisition. Proceeds were also used to repay $19,200 of existing and outstanding North American bank borrowings of the Company, Ruud Lighting and DSI. As a growth company, the Company may need to amend or replace the Credit Facility prior to its maturity on December 31, 2000.

     The early extinguishment of debt under the Loan Agreement resulted in a noncash write-off of deferred financing costs and an extraordinary charge of $604 (net of applicable income tax benefits of $311) in fiscal 1998.

     On March 13, 1998, the Company sold $100,000 of 8% Senior Notes due March 15, 2008, resulting in net proceeds of $96,150. Approximately $76,300 of the net proceeds of the Senior Notes were used to repay amounts outstanding under the Credit Facility, thereby lengthening the average term of the Company's debt, most of which had been incurred to finance the acquisitions of Ruud Lighting and DSI. From September 14, 1998 until completion of a registered exchange offer to existing noteholders, the 8% Senior Notes due March 15, 2008 bear interest at 8.5%. The offer is expected to be completed within 45 days following the effectiveness of the Company's related registration statement.

     Ability to advance future operations. The Company's working capital (current assets less current liabilities) at June 30, 1998 was $77,637, resulting in a working capital ratio of current assets to current liabilities of
3.1 to 1.0, as compared to $42,380 or 2.5 to 1.0 at June 30, 1997. As of June 30, 1998, the Company had approximately $22,267 in cash and cash equivalents and short-term investments and had no working capital advances outstanding under the Credit Facility described above.

     The Company believes that the successful completion of the July 1997 stock offering and the March 1998 Senior Notes offering has strengthened its financial position and enhanced its ability to obtain additional financing. In addition, the Company believes that the acquisition of Ruud Lighting will favorably impact its cash flow from operations, as Ruud Lighting has historically achieved significant positive cash flows from its operations.

     The Company believes that the combination of its anticipated cash flows from Ruud Lighting's operations, available cash, current borrowing facilities and strengthened financial position will be sufficient for the Company to fund its operations for at least the next 12 months. In addition, it is the Company's intention to avail itself of appropriate financing alternatives to ensure that growth opportunities, including those arising from acquisitions and additional investments in existing relationships, are realized. If the Company engages in significant acquisition or strategic investment activity in the near to medium term, it may need to obtain additional capital. In this regard, the Company is in position to incur additional amounts of indebtedness under its currently available financing arrangements.

     Production equipment will be funded through future cash flow from operations, which will be supported by the existing revolving credit arrangement and, if required, by the Company's ability to raise other sources of debt or equity capital. The revolving credit arrangement also will be used to partially fund existing and future working capital requirements. The Company estimates its maintenance level of capital expenditures to approximate $7,500 over the next twelve months. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient capacities to support several years of sales increases at its historical rate of sales growth.

MARKET RISK DISCLOSURES

     Market Risk Disclosures. The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The following table provides information about the Company's debt obligations and financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principle cash flows and related weighted-average interest rates by expected maturity dates or applicable floating rate index. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates.

                                                       JUNE 30,                                                     FAIR VALUE
                           ----------------------------------------------------------------                          JUNE 30,
                               1999           2000           2001         2002       2003     THEREAFTER   TOTAL       1998
(DOLLARS IN MILLIONS)      ------------   ------------   ------------   --------   --------   ----------   ------   ----------
Liabilities
  Long-term Debt,
    including Current
    Portion
      Fixed Rate:                 $  .8          $ 3.7         $   .7      $  .5     $   .3    $  105.0    $111.0     $111.0
      Average Interest
        Rate:                       7.9%           8.1%           8.1%       8.1%       8.1%        8.1%
      Variable Rate:              $ 1.1          $ 4.1          $ 2.0         --         --          --    $  7.2     $  7.2
      Average Interest
        Rate:               LIBOR, plus    LIBOR, plus    LIBOR, plus         --         --          --
                           1.0% to 2.3%   1.0% to 2.3%   1.0% to 2.3%
Interest Rate Derivative
  Financial Instruments
  Related to Debt
  Interest Rate Swaps
      Pay fixed, notional
        amount                       --             --         $ 25.0         --     $ 25.0          --    $ 50.0     $   --
      Average Pay Rate              6.5%           6.5%           6.5%       6.5%       6.5%         --
      Average Receive
        Rate                   LIBOR+.8%      LIBOR+.8%      LIBOR+.8%  LIBOR+.8%  LIBOR+.8%

     The Company is obligated under its Credit Facility to limit its exposure to fluctuating interest rates for a minimum of $35,000. During fiscal 1998, the Company entered into two interest rate swaps with notional amounts of $25,000 each, as set forth in the table above. The notional amounts are used to calculate the contractual cash flow to be exchanged and do not represent exposure to credit loss. If these agreements were settled at June 30, 1998, the Company would receive approximately $5.

     Foreign Currency Exchange Risk. The Company currently does not hedge its foreign currency exposure and, therefore, has not entered into any forward foreign exchange contracts to hedge foreign currency transactions.

     The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in pounds sterling, Australian dollars, and Canadian dollars. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of June 30, 1998 are not expected to result in a significant impact on earnings or cash flows.

     Revenues from customers outside the United States represented approximately 48% of net sales during fiscal 1998. As the Company has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded and that trend is expected to continue. Thus, certain sales and expenses have been, and are expected to be subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on margins.

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

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs. The Company is required to adopt the SOP on or before July 1, 1999 and, upon adoption, expense all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle. Management is reviewing its capitalization policies and determining the impact that the adoption of this SOP is expected to have on its consolidated results of operations and financial position. At June 30, 1998, the Company estimates that it had approximately $2,600 of start-up costs included in its consolidated balance sheet.

IMPACT OF INFLATION

     Although inflation has slowed in recent years, it continues to be a factor in our economy. However, management does not believe that inflation has or will have a significant impact on its operations. Although the Company has not raised prices significantly in recent years, it has been able to lower overall costs sufficiently to offset inflation.

YEAR 2000 COMPLIANCE

     State of Readiness. During the past two fiscal years, the Company has been actively involved in finding and correcting Year 2000 problems within its information technology structure. The information system correction process is essentially complete. The Company maintains its critical information technology systems in close cooperation with its suppliers. The Company is not currently operating any legacy systems which are no longer being supported by the original supplier.

     The most critical non-information technology systems, such as robots and other numerically controlled equipment, are relatively new and are being upgraded and maintained with the help of the Company's various suppliers. To date, the Company's investigation of these systems has not revealed any Year 2000 problems; however, investigation in this area continues.

     Each operating unit's purchasing and production control departments are in the process of analyzing the unit's key third-party dependencies and working with each of these key suppliers to determine the suppliers' Year 2000 status. Since the Company's key suppliers are in the process of conducting similar investigations with their key suppliers, and so on, the Company has had limited success in obtaining reliable Year 2000 compliance certifications.

     Costs. The Company has had only limited expenditures related to Year 2000 issues, consisting principally of personnel costs incurred in the scope of normal operations. In addition, software replacements and upgrades in the ordinary course of business have enhanced the Company's Year 2000 readiness without incremental costs. The Company does not anticipate that the future Year 2000 costs related to information technology that are beyond the scope of normal operations will be significant.

     The Company is in the process of developing contingency plans to protect it from Year 2000 failures. These plans will likely result in some expenditures, primarily increased inventory costs to assure adequate supplies, the exact amount of which is not known at this time.

     Risks. In the early weeks of 2000, the Company may experience some random supply chain disruptions that may affect its ability to produce and distribute key products. These disruptions will be material if the U.S. experiences significant interruptions in basic services, such as the electric power grid, telephone service or the banking system.

     Contingency Plans. The Company, through its various purchasing and production control departments, is in the early stages of developing contingency plans at each of its worldwide operations. These plans will be particularly focused on preparing the operation for the inability of key third-party suppliers to perform their normal functions. Of critical importance will be the development of alternative suppliers, the enhancements of on-hand materials and the augmentation of the most critical finished goods.

     Completion. Based on management's assessment of current progress, the Company believes it will complete necessary Year 2000 modifications and contingency plans by mid-1999. The Company can give no assurance that the Company's Year 2000 preparations will prevent disruptions in its business resulting from Year 2000 problems of the Company, its suppliers or its customers or that the costs to the Company of its preparations or any disruptions will not be material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the subcaption "Market Risk Disclosures" contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           ANNUAL REPORT ON FORM 10-K
                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                CERTAIN EXHIBITS
                         FINANCIAL STATEMENT SCHEDULES
                            YEAR ENDED JUNE 30, 1998
                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                                  SOLON, OHIO

                   LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULES

FORM 10-K--ITEM 14(a)(1) AND (2), (c) AND (d)
ADVANCED LIGHTING TECHNOLOGIES, INC.

     The following consolidated financial statements of Advanced Lighting Technologies, Inc. are included in Item 8:

     Audited Consolidated Financial Statements:

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   F-2
Consolidated Balance Sheets as of June 30, 1998 and 1997....   F-3
Consolidated Statements of Operations for the Years Ended
  June 30, 1998, 1997 and 1996..............................   F-4
Statements of Consolidated Shareholders' Equity for the
  Years Ended
  June 30, 1998, 1997 and 1996..............................   F-5
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 1998, 1997 and 1996..............................   F-6
Notes to Consolidated Financial Statements..................   F-7

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND SHAREHOLDERS
ADVANCED LIGHTING TECHNOLOGIES, INC.

     We have audited the accompanying consolidated balance sheets of Advanced Lighting Technologies, Inc. as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows, for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Lighting Technologies, Inc. as of June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                                         / S / ERNST & YOUNG LLP

Cleveland, Ohio
September 28, 1998

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                JUNE 30,    JUNE 30,
                                                                  1998        1997
                                                                --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 21,917    $  4,198
  Short-term investments....................................         350       4,075
  Trade receivables, less allowances of $375 and $315.......      40,779      28,916
  Receivables from related parties..........................       1,034         346
  Inventories:
     Finished goods.........................................      29,556      21,143
     Raw materials and work-in-process......................      15,184       7,982
                                                                --------    --------
                                                                  44,740      29,125
  Prepaid expenses..........................................       3,200       1,363
  Deferred taxes............................................       2,192       2,566
                                                                --------    --------
Total current assets........................................     114,212      70,589
Property, plant and equipment:
  Land and buildings........................................      31,429       6,143
  Machinery and equipment...................................      52,235      32,712
  Furniture and fixtures....................................      18,316       7,704
                                                                --------    --------
                                                                 101,980      46,559
  Less accumulated depreciation.............................      11,952       8,558
                                                                --------    --------
                                                                  90,028      38,001
Deferred taxes..............................................       2,892         535
Receivables from related parties............................       3,157       1,209
Net assets associated with discontinued operations..........       5,193          --
Investments in affiliates...................................      20,591       7,565
Other assets................................................       8,878       4,217
Intangible assets...........................................      34,377       4,737
Excess of cost over net assets of businesses acquired,
  net.......................................................      32,524       7,985
                                                                --------    --------
                                                                $311,852    $134,838
                                                                ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt.....    $  1,960    $  3,731
  Accounts payable..........................................      14,967      15,773
  Payables to related parties...............................         618         699
  Employee-related liabilities..............................       3,259       2,674
  Accrued income and other taxes............................       2,729       1,689
  Other accrued expenses....................................      13,042       3,643
                                                                --------    --------
Total current liabilities...................................      36,575      28,209
Long-term debt..............................................     117,332      35,908
Other liabilities...........................................         766         463
Deferred taxes..............................................       3,059       4,226
Shareholders' equity
  Preferred stock, $.001 par value, 1,000 shares authorized, no shares issued
  Common stock, $.001 par value, 80,000 shares authorized,
     20,188 shares issued and outstanding in 1998 and 13,435
     issued and outstanding in 1997.........................          20          13
  Paid-in-capital...........................................     172,900      59,087
  Retained earnings (deficit)...............................     (18,800)      6,932
                                                                --------    --------
                                                                 154,120      66,032
                                                                ========    ========
                                                                $311,852    $134,838
                                                                ========    ========

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED JUNE 30,
                                                               ------------------------------
                                                                 1998       1997       1996
                                                               --------    -------    -------
                                                                 (IN THOUSANDS, EXCEPT PER
                                                                   SHARE DOLLAR AMOUNTS)
Net sales..................................................    $163,893    $85,645    $54,636
Costs and expenses:
  Cost of sales............................................      95,341     45,703     29,164
  Marketing and selling....................................      25,746     15,165      8,656
  Research and development.................................       9,319      5,097      2,894
  General and administrative...............................      10,851      7,133      6,152
  Fiber optic joint venture formation costs................         212        286         --
  Purchased research and development.......................      18,220         --         --
  Special charges..........................................      15,918         --         --
  Settlement of claims.....................................          --        771      2,732
  Amortization of intangible assets........................       1,454        397         90
                                                               --------    -------    -------
Income (loss) from operations..............................     (13,168)    11,093      4,948

Other income (expense):
  Interest expense.........................................      (3,801)    (1,513)    (1,548)
  Interest income..........................................       1,436        845        232
  Loss from equity investments.............................        (501)        --         --
                                                               --------    -------    -------
Income (loss) from continuing operations before income
  taxes and extraordinary charge...........................     (16,034)    10,425      3,632
Income taxes...............................................       1,802      2,869        965
                                                               --------    -------    -------
Income (loss) from continuing operations before
  extraordinary charge.....................................     (17,836)     7,556      2,667
Loss from discontinued operations, net of income tax
  benefits.................................................      (7,292)      (452)      (150)
                                                               --------    -------    -------
Income (loss) before extraordinary charge..................     (25,128)     7,104      2,517
Extraordinary charge from early extinguishment of debt, net
  of income tax benefits...................................        (604)        --       (135)
                                                               --------    -------    -------
Net income (loss)..........................................    $(25,732)   $ 7,104    $ 2,382
                                                               ========    =======    =======
Earnings per share -- Basic:
  Income (loss) from continuing operations.................    $   (.98)   $   .57    $   .14
  Loss from discontinued operations........................        (.40)      (.03)      (.02)
  Extraordinary charge.....................................        (.03)        --       (.01)
                                                               --------    -------    -------
Earnings (loss) per share -- Basic.........................    $  (1.41)   $   .54    $   .11
                                                               ========    =======    =======
Earnings per share -- Diluted:
  Income (loss) from continuing operations.................    $   (.98)   $   .55    $   .14
  Loss from discontinued operations........................        (.40)      (.03)      (.02)
  Extraordinary charge.....................................        (.03)        --       (.01)
                                                               --------    -------    -------
Earnings (loss) per share -- Diluted.......................    $  (1.41)   $   .52    $   .11
                                                               ========    =======    =======
Weighted average shares outstanding
  Basic....................................................      18,195     13,269      9,207
                                                               ========    =======    =======
  Diluted..................................................      18,195     13,558      9,479
                                                               ========    =======    =======

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED JUNE 30, 1998

                                       COMMON STOCK                             RETAINED
                                    ------------------   PAID-IN    PREFERRED   EARNINGS
                                    SHARES   PAR VALUE   CAPITAL      STOCK     (DEFICIT)    TOTAL
                                    ------   ---------   --------   ---------   ---------   --------
                                                             (IN THOUSANDS)
BALANCE AT JULY 1, 1995...........             $ 360     $     --     $ 50      $ (1,445)   $ (1,035)
Net income........................                --           --       --         2,382       2,382
Activities prior to initial public
  offering of stock:
  Purchases of common stock.......               148           --       --            --         148
  Redemption of preferred and
     common stock.................              (252)          --      (50)       (1,109)     (1,411)
  Stock options exercised.........                10           --       --            --          10
  Exchange of subsidiary companies
     stock for parent company
     stock........................              (259)         259       --            --          --
  Noncash settlement of claim.....                --        2,732       --            --       2,732
                                    ------     -----     --------     ----      --------    --------
                                     7,282         7        2,991       --          (172)      2,826
Activities following initial
  public offering of stock:
  Net proceeds from initial public
     offering of common shares....   2,900         3       23,927       --            --      23,930
  Issuance of common stock in
     exchange for warrants and
     other consideration..........     536        --       (1,350)      --            --      (1,350)
  Exchange of subsidiary company
     stock for parent company
     stock........................      50        --          313       --            --         313
  Issuance of shares in connection
     with purchase of business....      77         1          874       --            --         875
                                    ------     -----     --------     ----      --------    --------
BALANCE AT JUNE 30, 1996..........  10,845        11       26,755       --          (172)     26,594

Net income........................                --           --       --         7,104       7,104
Net proceeds from public offering
  of common shares................   2,452         2       30,089       --            --      30,091
Stock options exercised...........      50        --          706       --            --         706
Issuance of shares in connection
  with purchases of businesses....      88        --        1,537       --            --       1,537
                                    ------     -----     --------     ----      --------    --------
BALANCE AT JUNE 30, 1997..........  13,435        13       59,087       --         6,932      66,032

Net loss..........................                --           --       --       (25,732)    (25,732)
Net proceeds from public offering
  of common shares................   3,000         3       69,317       --            --      69,320
Issuance of shares in connection
  with purchases of businesses....   3,646         4       42,727       --            --      42,731
Stock options exercised...........      98        --        1,570                              1,570
Stock purchases by employees......      10        --          199       --            --         199
                                    ------     -----     --------     ----      --------    --------
BALANCE AT JUNE 30, 1998..........  20,189     $  20     $172,900     $ --      $(18,800)   $154,120
                                    ======     =====     ========     ====      ========    ========

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED JUNE 30,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................    $(25,732)   $  7,104    $  2,382
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Purchased in-process research and development...........      18,220          --          --
    Depreciation............................................       3,488       2,182       1,548
    Amortization............................................       1,454         397          90
    Provision for doubtful accounts.........................          65          28          43
    Deferred income taxes...................................      (2,294)        419         695
    Noncash settlement of claim.............................          --          --       2,732
    Discontinued operations.................................       2,023          --          --
    Special charges.........................................      17,984          --          --
    Extraordinary charge....................................         604          --         135
    Changes in operating assets and liabilities:
      Trade receivables.....................................     (10,185)    (10,890)     (4,057)
      Inventories...........................................      (7,856)    (12,174)     (4,128)
      Prepaid expenses and other assets.....................      (7,173)     (2,995)     (3,032)
      Net assets associated with discontinued operations....      (5,193)         --          --
      Accounts payable and accrued expenses.................      (1,562)     10,373       4,930
      Other liabilities.....................................         303       1,373         (12)
                                                                --------    --------    --------
        Net cash (used in) provided by operating
          activities........................................     (15,854)     (4,183)      1,326

INVESTING ACTIVITIES
  Capital expenditures......................................     (16,057)    (16,015)     (5,050)
  (Purchase) sale of short-term investments, net............       3,725      (4,075)         --
  Purchases of businesses...................................     (50,706)    (14,960)     (3,075)
  Investments in affiliates.................................      (5,276)     (2,827)         --
  Use of net proceeds from public offering:
    Capital expenditures....................................     (14,507)     (2,080)
    Investments in affiliates...............................      (6,780)     (4,101)         --
                                                                --------    --------    --------
        Net cash used in investing activities...............     (89,601)    (44,058)     (8,125)

FINANCING ACTIVITIES
  Proceeds from revolving credit facility...................     319,786      92,001      10,580
  Payments of revolving credit facility.....................    (312,213)    (60,822)     (8,192)
  Net proceeds from long-term debt..........................      96,790      16,775      22,362
  Payments of long-term debt and capital leases.............     (19,278)     (8,159)    (19,453)
  Issuance of common stock..................................       1,769         706         157
  Redemption of common stock................................          --          --        (311)
  Redemption of preferred stock and dividends...............          --          --      (1,100)
  Net proceeds from public offering.........................      69,320      30,091      23,930
  Use of net proceeds from public offering:
    Payment of long-term debt...............................      (7,400)         --      (3,350)
    Payment of revolving credit facility....................     (25,600)    (16,800)     (4,429)
    Redemption of warrants..................................          --          --      (6,199)
    Payment of trade payables...............................          --      (3,035)     (4,447)
    Payment of note.........................................          --          --      (1,541)
    Other...................................................          --          --        (556)
                                                                --------    --------    --------
        Net cash provided by financing activities...........     123,174      50,757       7,451
                                                                --------    --------    --------
Increase in cash and cash equivalents.......................      17,719       2,516         652
Cash and cash equivalents, beginning of year................       4,198       1,682       1,030
                                                                --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................    $ 21,917    $  4,198    $  1,682
                                                                ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................    $  2,128    $  1,375    $  1,112
  Capitalized interest......................................       1,118         455          98
  Income taxes paid.........................................       2,829          81         375
  Noncash transactions:
    Equipment acquired through capital leases...............         376       1,683         149
    Property acquired by assuming mortgage..................       4,807          --          --
    Stock issued for purchases of businesses................      42,731       1,537       1,188
  Detail of acquisitions:
    Assets acquired.........................................    $121,871    $ 23,033    $  9,904
    Liabilities assumed.....................................      26,295       6,142       5,546
    Stock issued............................................      42,731       1,537       1,188
                                                                --------    --------    --------
    Cash paid...............................................      52,845      15,354       3,170
    Less cash acquired......................................       2,139         394          95
                                                                --------    --------    --------
    Net cash paid for acquisitions..........................    $ 50,706    $ 14,960    $  3,075
                                                                ========    ========    ========

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

B.  SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions and related revenues and expenses. Investments in 50% or less owned companies and joint ventures over which the Company has the ability to exercise significant influence are accounted for under the equity method. All other investments and investments of less than 20% ownership are accounted for under the cost method.

  Accounting Estimates

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

excess cash primarily in a high quality institutional money-market portfolio and high quality securities and limits the amount of credit exposure to any one financial institution.

     The Company provides credit in the normal course of business, primarily to major manufacturers and distributors in the lighting industry and, generally, collateral or other security is not required. The Company conducts ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's worldwide customer base.

  Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. The cost of self-constructed assets include related materials, labor, overhead and interest. Repair and maintenance costs are expensed as incurred.

     Depreciation is computed for financial reporting purposes by the straight-line method based on the estimated useful lives of the assets, both those owned and under capital lease, as follows: buildings, 15 to 40 years; machinery and equipment, 5 to 25 years; furniture and fixtures, 5 to 15 years; and, leasehold improvements, the lease periods.

  Intangible Assets

     Intangible assets are amortized using the straight-line method over the following lives:

Excess of cost over net assets acquired.....................  10 - 40 years
Patents, trademarks and tradenames..........................  17 - 40 years
Other intangibles...........................................  10 - 40 years

     The Company examines the carrying value of its intangible assets when indicators of impairment are present. When undiscounted cash flows are not sufficient to recover the assets' carrying amount, an impairment loss is charged to expense in the period identified. An impairment loss of $9,354 was charged to expense in fiscal 1998 and classified as "Special Charges." Accumulated amortization was $2,313 and $720 at June 30, 1998 and 1997, respectively.

  Revenue Recognition

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Research and Development

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

  Costs of Start-Up Activities

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs. The Company is required to adopt the SOP on or before July 1, 1999 and, upon adoption, expense all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle. Management is reviewing its capitalization policies and determining the impact that the adoption of this SOP is expected to have on its consolidated results of operations and financial position. At June 30, 1998, the Company estimates that it had approximately $2,600 of start-up costs included in its consolidated balance sheet.

  Financial Statement Presentation Changes

     Certain amounts for prior years have been reclassified to conform to the current year reporting presentation.

C.  ACQUISITIONS

     During fiscal 1998, 1997 and 1996, the Company completed the business combinations discussed below, all of which were accounted for by the purchase method and, accordingly, results of operations for the acquired businesses have been included in the consolidated statement of operations from their respective dates of acquisition. Assets acquired and liabilities assumed have been recorded at fair value based on appraisals and the best estimates available. Pro forma information is presented where the impact is considered significant to the results of operations.

     On January 2, 1998, the Company acquired all of the capital stock outstanding (the "Stock") of Ruud Lighting, Inc. ("Ruud"), located in Racine, Wisconsin. Ruud manufactures and directly markets high-intensity discharge ("HID") lighting systems, with a strong focus on metal halide installations, for commercial, industrial, outdoor, and related lighting applications. The purchase price consisted of $35,500 in cash and three million shares of the Company's Common Stock (valued at $33,023). The excess of the purchase price over the net tangible assets acquired of $59,919 was allocated to various intangible assets such as trade name ($13,013), customer service infrastructure ($16,915) and excess of cost over net assets acquired ($29,991), all of which are being amortized over 40 years.

     The following unaudited pro forma results of operations give effect to the acquisition of Ruud Lighting as if it had occurred on July 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisition occurred on July 1, 1996, or which may result in the future.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                  (UNAUDITED)
Net sales...................................................  $200,054    $153,543
Income (loss) from continuing operations before
  extraordinary charge......................................   (16,963)      9,628
Net income (loss)...........................................   (24,859)      9,176
Earnings (loss) per share -- diluted:
  Before extraordinary charge...............................  $  (1.23)   $    .55
  Net income (loss).........................................  $  (1.26)   $    .55

     On January 28, 1998, the Company completed the acquisition of Deposition Sciences, Inc.("DSI"), of Santa Rosa, California. DSI is the leader in the development of sophisticated thin film deposition systems (equipment) and coatings for lighting applications, with particular emphasis on coatings for metal halide lighting systems. The purchase price consisted of $14,500 in cash and 599,717 shares of the Company's Common Stock (valued at $9,600). The excess of the purchase price over the net tangible assets acquired of $22,060 was allocated to in-process research and development ("R&D") ($18,220) and intangible assets ($3,840). Intangibles consist of trade names and assembled workforce and are amortized over 10 years. Purchased in-process R&D includes the value of products in the development stage that are not considered to have reached technological feasibility and, in accordance with generally accepted accounting principles, was capitalized but immediately written-off upon the acquisition of DSI. The in-process research and development write-off reduced earnings per share by $1.00 in fiscal 1998.

     On January 31, 1998, the Company acquired the remaining 50% partnership interest (the Company acquired the first 50% as part of its acquisition of Ruud Lighting) in Ruud Lighting Australia Pty Ltd. ("RLA"), the exclusive distributor of the Ruud Lighting's products in Australia, for $82 and 5,292 shares of the Company's Common Stock (valued at $108). The purchase resulted in an excess of cost over net assets acquired of $338, which is being amortized over 20 years.

     On June 2, 1997, the Company purchased for approximately $8,500, the system component manufacturing and operating assets of W. J. Parry & Co. (Nottingham) Ltd. ("Parry"), a manufacturer and marketer of magnetic power supplies for high intensity discharge lighting systems, based in the United Kingdom. The purchase price resulted in an excess of cost over net assets acquired of $1,121. In fiscal 1998, the unamortized excess of cost over net assets acquired was determined to be impaired and, accordingly, was included as a component of the special charges discussed in Note L.

     On February 11, 1997, the Company acquired the shares outstanding of Ballastronix, Inc., a company focused on designing, manufacturing and marketing of electromagnetic power supplies for metal halide lighting systems. The purchase price consisted of $5,511 in cash and 38,024 shares of the Company's Common Stock (valued at $562). The purchase price resulted in an excess of cost over net assets acquired of $2,018. In fiscal 1998, the unamortized excess of cost over net assets acquired was determined to be impaired and, accordingly, was included as a component of the special charges discussed in Note L.

     On January 31, 1997, the Company completed the purchase of certain assets of Web Design Associates, Inc., a company engaged in consumer product design and development for approximately $600 in cash. The purchase price resulted in an excess of cost over net assets acquired of $526, which is being amortized over 15 years.

     During December 1996, the Company acquired all the assets (and assumed certain liabilities) of Cable Lite Corporation in exchange for 50,000 shares of the Company's Common Stock (valued at $975), with up to an additional 50,000 shares of Common Stock contingently issuable if the per share market price of the Company's stock was less than $30.00 during the month of June 1998. Based on the June 1998 stock price, an additional

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5,933 shares were issued under the terms of the purchase agreement. Advanced Cable Lite Corporation designs, manufactures and sells fiber optic and fiber optic lighting systems. During fiscal 1998, the Company contributed Advanced Cable Lite Corporation to Unison Fiber Optics Lighting Systems LLC, a joint venture with Rohm and Haas Company discussed in Note D.

     On June 28, 1996, the Company acquired the net assets of Venture Lighting Australia Pty Ltd ("VLA"), a leading lamp marketing organization in Australia, for $100 and 76,923 shares of the Company's Common Stock (valued at $875). VLA was the exclusive agent for the Company's products in Australia from 1987. The purchase resulted in an excess of cost over net assets acquired of $1,698, which is being amortized over 20 years.

     On March 25, 1996, the Company acquired the net assets of Spectro Electric, Inc., ("Spectro") for $1,636 and 34,783 shares of the Company's Common Stock (valued at $500). Spectro (renamed Advanced Lighting Technologies, Canada, Inc.) distributes the Company's products in the Canadian market and has facilities in Toronto, Vancouver, Calgary and Montreal. The purchase price resulted in an excess of cost over net assets acquired of $72. In fiscal 1998, the unamortized excess of cost over net assets acquired was determined to be impaired and, accordingly, was included as a component of the special charges discussed in Note L.

     On February 5, 1996, the Company acquired the net assets of Current Industries, Inc. ("Current") of Oceanside, New York for $1,689. Current designs, manufacturers and markets specialized electrical and electromagnetic lighting control systems used in metal halide and other high intensity discharge lighting systems. The purchase price resulted in an excess of cost over net assets acquired of $1,456. In fiscal 1998, the unamortized excess of cost over net assets acquired was determined to be impaired and, accordingly, was included as a component of the special charges as discussed in Note L.

     On July 1, 1995, and February 9, 1996 the Company acquired all of the common stock outstanding of Venture Lighting-UK ("VLI-UK"), for 50,000 shares of the Company's Common Stock (valued at $313). VLI-UK was the exclusive distributor of the Company's products in the United Kingdom. The purchase resulted in an excess of cost over net assets acquired of $675, which is being amortized over 20 years.

D.  FIBER OPTICS JOINT VENTURE

     On December 31, 1997, the Company and Rohm and Haas Company ("Rohm and Haas") completed a series of agreements that resulted in the formation of Unison Fiber Optics Lighting Systems LLC ("Unison"), a joint venture that focuses on the manufacture and sale of fiber optic lighting systems to the worldwide lighting market. In consideration for a 50% interest in Unison, the Company contributed its subsidiary, Advanced Cable Lite Corporation, $2,000 in cash, other fiber optic lighting system assets and is obligated to contribute an additional $3,000 in cash under a note due January 1, 2000. The Company accounts for its investment in Unison using the equity method.

     The transaction had the following noncash impact of increasing (decreasing) the Company's December 31, 1997 unaudited consolidated balance sheet:

Investments in affiliates...................................   $4,592
Working capital, net........................................     (505)
Property, plant and equipment, net..........................      (53)
Other assets................................................      (51)
Excess of cost over net assets of businesses acquired,
  net.......................................................     (983)
Long-term debt..............................................    3,000

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In connection with this joint venture, the Company incurred $212 of formation and development costs charged to operations during the first quarter of fiscal 1998 and $286 of such costs charged to operations during the fourth quarter of fiscal 1997.

E.  INVESTMENT IN FIBERSTARS, INC.

     During July 1997, the Company purchased an equity interest in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. At December 31, 1997, the Company owned approximately 669,000 common shares, or 19.6% of Fiberstars' shares outstanding. On February 11, 1998, the Company increased its equity ownership to approximately 1,023,000 common shares, or 29% of Fiberstars' shares outstanding. Accordingly, the Company changed its method of accounting for its investment to equity from cost in the quarter ended March 31, 1998.

     Pursuant to its agreements with Rohm and Haas, Rohm and Haas has the right to request that the Company divest its interest in Fiberstars. Upon such request, the Company is required to agree to complete such divestiture within two years subject to reasonable extension upon consent of Rohm and Haas.

F.  INVESTMENT IN VENTURE LIGHTING JAPAN

     On April 2, 1997, the Company invested approximately $3,800 of cash in exchange for a 30% interest in Koto Luminous Co., Ltd. ("Koto"), the Company's sole agent in Japan. Subsequent to the date of investment, Koto, a marketer and distributor of metal halide lamps, began doing business under the name Venture Lighting Japan. Using the proceeds of the investment and an additional investment by an affiliate, Venture Lighting Japan has equipped and is operating a metal halide lamp manufacturing facility in Japan. During the fourth quarter of fiscal 1998, the Company changed its method of accounting for the investment to equity from cost, with the results of operations of this investment being insignificant in prior quarters.

G.  FINANCING ARRANGEMENTS

     Short-term debt consisted of the following:

                                                               JUNE 30,
                                                          -------------------
                                                            1998       1997
                                                          --------    -------
Multioption facility..................................    $    483    $   711
Trade facility........................................         506        253
Installment loan......................................          62         --
Revolving line of credit..............................          --      1,391
                                                          --------    -------
                                                             1,051      2,355
Current portion of long-term debt.....................         909      1,376
                                                          --------    -------
                                                          $  1,960    $ 3,731
                                                          ========    =======

     In June 1996, the Company, on behalf of a foreign subsidiary, entered into a multioption credit facility with a foreign bank that provides a short-term credit line of $1,200 and is collateralized with certain operating assets ($4,893 at June 30, 1998) and a $500 deposit with the foreign bank. Amounts borrowed and related interest are settled quarterly. The foreign bank also provides a trade facility which allows the foreign subsidiary to issue documentary letters of credit for imports and term-trade finance for importing its inventory. The interest rate of this facility varies, depending upon the denomination of the currency advanced. The weighted average interest rate on the multioption credit facility was 7.63% and 9.33% during fiscal 1998 and fiscal 1997. The weighted

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

average interest rate of the trade facility was approximately 7.75% during fiscal 1998 and 7.58% during fiscal 1997.

     Long-term debt consisted of the following:

                                                               JUNE 30,
                                                          -------------------
                                                            1998       1997
                                                          --------    -------
Senior unsecured 8% notes, due March 2008.............    $100,000    $    --
Credit Facility.......................................       6,084         --
Loan Agreement........................................          --     24,754
Promissory note, due January 2000.....................       3,000         --
Mortgage notes payable................................       7,323      2,499
Obligations under capital leases......................       1,608      1,598
Prime rate term note..................................          --      8,000
Other.................................................         226        433
                                                          --------    -------
                                                           118,241     37,284
     Less current portion.............................         909      1,376
                                                          --------    -------
                                                          $117,332    $35,908
                                                          ========    =======

     On December 31, 1997, the Company executed a noninterest bearing promissory note in the amount of $3,000, due January 1, 2000, in partial consideration for a 50% interest in Unison Fiber Optic Lighting Systems LLC, a joint venture with Rohm and Haas, that focuses on the manufacture and sale of fiber optic lighting systems to the worldwide lighting market.

     On January 2, 1998, the Company replaced its existing Loan Agreement and other borrowings in North America with an $85,000 revolving credit facility provided by several North American financial institutions ("Credit Facility"). Proceeds from this facility were partially used to finance the $35,500 cash portion of the Ruud purchase price and the $14,500 cash portion of the DSI purchase price. Proceeds were also used to repay $19,200 of existing and outstanding North American bank borrowings of ADLT, Ruud and DSI.

     The Credit Facility has a three-year term expiring in December 2000, extendable annually for a three-year term. Interest rates on loans outstanding are based, at the Company's option, on LIBOR (plus 1.0% to 2.25%) or the agent bank's prime rate. The Company is also obligated to pay commitment fees of between .20% and .375% on the unused portion of the facility. The facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants with respect to interest coverage, cash flow and tangible net worth. The principal security for the facility is substantially all of the personal property of the Company and each of its North American subsidiaries and a pledge of stock of each of the Company's principal subsidiaries.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Note Indenture contains covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined therein) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and, with respect to the Company, engage in mergers and consolidations.

     Approximately $76,300 of the net proceeds from the Notes were used to repay amounts outstanding under the Credit Facility, thereby extending the average maturity of the Company's debt, most of which had been incurred to finance the acquisitions of Ruud Lighting and DSI.

     The aggregate maturities of long-term debt (including capital lease obligations) for the five fiscal years subsequent to June 30, 1998, were as follows: 1999 -- $909; 2000 -- $3,758; 2001 -- $6,776; 2002 -- $513; and
2003 -- $258.

     Mortgages payable consisted of nine separate notes at various rates of interest, ranging from 7.5% to 9.5%, and at June 30, 1998 were collateralized by land and buildings with a net carrying value of $12,131.

     The Company leases certain equipment under agreements which are classified as capital leases. The lease agreements have varying terms and the leased assets, with a net carrying value of $2,052 at June 30, 1998, are included in the consolidated balance sheet as machinery and equipment.

     During fiscal 1998 and 1996, the Company recorded an extraordinary charge of $604 (net of applicable income tax benefits of $311) and of $135 (net of applicable income tax benefits of $91), respectively, for the write-off of deferred financing costs related to the early extinguishment of debt.

     The fair value of debt, based on market rates and maturity dates, approximates carrying value. Debt issuance costs, classified with other assets, are being amortized over the terms of the related debt.

     The Company is obligated under its Credit Facility to limit its exposure to fluctuating interest rates for a minimum of $35,000. During fiscal 1998, the Company entered into two interest rate swap agreements. One expires in February 2001 and has a notional amount of $25,000 with a fixed pay rate of 6.45% and a receive rate of LIBOR plus .75%. The other expires in February 2003 and has a notional amount of $25,000 with a fixed pay rate of 6.53% and a receive rate of LIBOR plus .75%. The swap agreements are contracts to exchange floating rate for fixed interest payments quarterly over the life of the agreements without the exchange of the underlying notional amounts. The notional amount of the interest rate agreements is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The net cash amounts paid or received on the agreements are recognized as an adjustment to interest expense. If these agreements were settled at June 30, 1998, the Company would have received approximately $5.

     The Company uses standby letters of credit to satisfy certain security deposits with service providers, to make borrowings, and as security for a loan to a foreign investee. These letters are irrevocable and expire within 12 months of issuance. Standby letters of credit outstanding as of June 30, 1998 were $417. Historically, the Company has not experienced any significant claims against these financial instruments. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

H.  SHAREHOLDERS' EQUITY

  Shareholders' Equity

     In July 1997, the Company issued three million shares of its Common Stock in a public offering, resulting in net proceeds of $69,320. Approximately $33,000 of the net proceeds from this offering were used to repay substantially all amounts outstanding under the Loan Agreement. Of the remaining net proceeds, $14,507 was

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

used for capital expenditures, primarily production equipment and leasehold improvements, $4,780 was used to purchase 29% of Fiberstars, Inc., a company specializing in the marketing and distribution of fiber optic lighting products, $2,000 was contributed to Unison, the Company's joint venture with Rohm and Haas, and the remainder was used for working capital purposes.

     On July 16, 1996, the Company issued 2,452,000 shares of its Common Stock in a public offering at $13.50 a share. Net proceeds, after offering costs, amounted to $30,091.

     On December 12, 1995, the Company completed an initial public offering and issued 2,900,000 shares of its Common Stock. Prior to the initial public offering, shares of the Predecessors were exchanged for 7,281,849 shares of Common Stock of the Company; and 535,887 shares were issued to a warrant holder in exchange for the warrants. During fiscal 1996, the Company issued 126,923 shares of Common Stock in connection with certain acquisitions. The Common Stock authorized, issued and outstanding as of June 30, 1995 represents the aggregate of the Predecessor's common stock. The shares authorized, issued and outstanding of the individual issues of common stock of the Predecessors are not presented as the information is not meaningful.

  Employee Stock Options

     The Company's 1995 Incentive Award Plan and 1998 Incentive Award Plan provide for the granting of "A" and "B" incentive stock options to purchase common stock of the Company. The "A" options become exercisable over one-to-five years from the date of grant depending on the Company's operating performance. The "B" options become exercisable at the rate of 25% after one year, 35% after two years, and 40% after three years. The Company's 1997 Billion Dollar Market Capitalization Incentive Award Plan provides for the granting of incentive stock options to purchase common stock of the Company. The options become exercisable when the Company's market capitalization, excluding the impact of stock issued in completing acquisitions, reaches one billion dollars or after six years, whichever comes first. All options have been granted at market value on the date of grant and expire ten years from the date of grant. At June 30, 1998, the Company had 3,152,130 shares reserved for future issuance upon exercise of stock options granted under the option plans.

     Information related to stock options for the years ended June 30 are as follows:

                                                  1998                    1997                   1996
                                         ----------------------   --------------------   --------------------
                                                      WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                       AVERAGE                AVERAGE                AVERAGE
                                                      EXERCISE               EXERCISE               EXERCISE
                                          OPTIONS       PRICE     OPTIONS      PRICE     OPTIONS      PRICE
                                         ----------   ---------   --------   ---------   --------   ---------
Outstanding, beginning of year.........     914,214    $14.38      791,850    $12.33           --        --
Granted................................   1,939,689     19.56      228,150     19.73      814,350    $12.26
Exercised..............................     (97,209)    11.57      (50,661)    10.32           --        --
Forfeited..............................    (155,347)    16.16      (55,125)    10.63      (22,500)    10.00
                                         ----------               --------               --------
Outstanding, end of year...............   2,601,347     18.24      914,214     14.38      791,850     12.33
                                         ==========               ========               ========
Weighted-average fair value of options
  granted during the year..............  $     8.69        --     $   6.62        --     $   3.77        --

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes additional information concerning outstanding and exercisable options at June 30, 1998:

                         OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                 -----------------------------------   -------------------
                              WEIGHTED-
                               AVERAGE     WEIGHTED-             WEIGHTED-
   RANGE OF                   REMAINING     AVERAGE               AVERAGE
   EXERCISE                  CONTRACTUAL   EXERCISE              EXERCISE
    PRICES        OPTIONS       LIFE         PRICE     OPTIONS     PRICE
---------------  ---------   -----------   ---------   -------   ---------
$10.00 to 16.00    322,197    7.4 years     $10.12     138,787    $10.10
 16.00 to 23.00  2,040,500    9.3 years      18.85     163,466     17.88
 23.00 to 26.00    238,650    9.5 years      24.00          --        --
                 ---------                             -------
                 2,601,347                             302,253     14.31
                 =========                             =======

     If the Company had elected to report compensation expense for the Incentive Award Plan based on the fair value at the grant dates for all awards consistent with the methodology prescribed by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would be as follows:

                                                       YEAR ENDED JUNE 30,
                                                    --------------------------
                                                      1998      1997     1996
                                                    --------   ------   ------
Net income (loss) as reported....................   $(25,732)  $7,104   $2,382
Pro forma........................................    (27,384)   6,540    2,208
Earnings (loss) per share as reported............      (1.41)     .52      .11
Pro forma........................................      (1.51)     .48      .09

     The fair values of the stock options used to calculate the pro forma net income (loss) and pro forma earnings (loss) per share were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: expected volatility of 38%, 30% and 25%; risk-free interest rates of 5.78%, 6.41% and 6.06%; and expected lives of 5 years, 4 years and 4 years with no dividend yield.

  Employee Stock Purchase Plan

     The Company's 1997 Employee Stock Purchase Plan authorized and made available for sale to employees, at a discount of 15%, a total of 100,000 shares of the Company's Common Stock. The Plan provides substantially all employees who have completed six months of service an opportunity to purchase shares through payroll deductions, but such purchases are limited to 10% of eligible compensation. The purchase price of each share is 85% of the month-end closing market price of the Company's Common Stock. Employees purchased 9,577 shares of stock through June 30, 1998. At June 30, 1998, 90,423 shares were available for future purchases.

I.  REDEEMABLE STOCK PURCHASE WARRANTS

     Warrants issued in connection with a financing entered into during 1994 were redeemed in December 1995 for $3,000 plus 5.0% of the Company's then existing common stock. Warrants issued in connection with a financing entered into during 1990 were redeemed by the Company for $3,199 in March 1996.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

J.  INCOME TAXES

     Income (loss) from continuing operations before income taxes and extraordinary charges were attributable to the following sources:

                                                             YEAR ENDED JUNE 30,
                                                        ------------------------------
                                                          1998       1997       1996
                                                        --------    -------    -------
United States.......................................    $ (9,079)   $ 9,548    $ 3,291
Foreign.............................................      (6,955)       877        341
                                                        --------    -------    -------
Total...............................................    $(16,034)   $10,425    $ 3,632
                                                        ========    =======    =======

     The provision for income taxes is computed using the liability method and is based on applicable federal and state statutory rates adjusted for permanent differences between financial and taxable income.

     Income taxes have been provided as follows:

                                                            1998       1997      1996
                                                           -------    ------    ------
Current:
  Federal..............................................    $ 2,917    $1,545    $  (83)
  State and local......................................        372       550       281
  Foreign..............................................        807       355        72
                                                           -------    ------    ------
                                                             4,096     2,450       270

Deferred:
  Federal..............................................       (176)      313       485
  State and local......................................       (228)      149       167
  Foreign..............................................     (1,890)      (43)       43
                                                           -------    ------    ------
                                                            (2,294)      419       695
                                                           -------    ------    ------
                                                           $ 1,802    $2,869    $  965
                                                           =======    ======    ======

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Significant components of the Company's net deferred tax assets and liabilities at June 30, 1998 and 1997 are as follows:

                                                                 1998      1997
                                                                ------    -------
Deferred tax assets:
  Net operating loss carryforwards..........................    $  892    $ 1,536
  Alternative Minimum Tax carryforward......................        --        262
  Tax under financial reporting accruals....................     1,212        768
  Intangible amortization...................................       486         --
  Tax under financial reporting special charges accrual.....     1,718         --
  Tax under financial reporting inventory reserves..........       252        210
  Other.....................................................       524        325
                                                                ------    -------
                                                                 5,084      3,101
Deferred tax liabilities:
  Tax over financial reporting depreciation.................     2,720      2,989
  Other.....................................................       339      1,238
                                                                ------    -------
Total deferred tax liabilities..............................     3,059      4,227
                                                                ------    -------
Net deferred tax assets (liabilities).......................    $2,025    $(1,126)
                                                                ======    =======

     The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

                                                              1998     1997      1996
                                                              -----    -----    ------
Statutory tax rate........................................    (35.0)%   35.0%     35.0%
State and local income taxes, net of federal benefit......       .6      3.6       9.2
Nondeductible purchased research and development..........     39.8       --        --
Research and development tax credit.......................     (4.1)      --        --
Effect of foreign taxes...................................     (1.4)    (1.4)       --
Nondeductible foreign special charges.....................      9.8       --        --
Net operating loss carryforward...........................       --     (2.8)    (56.4)
Adjustment of deferred tax liabilities....................       --    (10.9)       --
Nondeductible settlement of a claim.......................       --       --      30.9
Other.....................................................      1.5      4.0       7.8
                                                              -----    -----    ------
Effective tax rate........................................    11.2%     27.5%     26.5%
                                                              =====    =====    ======

     At June 30, 1998, the Company had United States net operating loss carryforwards ("NOLs") for tax purposes of approximately $1,960 to offset future taxable income. The domestic NOLs expire in fiscal years 2008 through 2011. In addition, the Company had foreign tax loss carryforwards of $579 with various expiration dates.

     Income taxes paid (net of refunds) were $3,129 in 1998, $81 in 1997, and $375 in 1996.

K.  EMPLOYEE BENEFITS

     The Company has defined contribution elective savings and retirement plans that cover substantially all full-time employees in its domestic and foreign subsidiaries. The Company matches the contributions of participating employees on the basis of the percentages specified in the respective plans, ranging from 1% to 2% of eligible

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

employee earnings. Contribution expense for the defined contribution plans was $465 in fiscal 1998, $373 in fiscal 1997 and $250 in fiscal 1996.

L.  SPECIAL CHARGES

     During fiscal 1998, the Company recorded special charges related to an assessment of the Company's global power supply operations.

     The special charges of $17,984 principally relate to the Company's decision to refocus and restructure its recently acquired global power supply operations to focus exclusively on opportunities in metal halide. With the January 1998 acquisition of Ruud Lighting, Inc., the Company accelerated this rationalization of its existing power supply manufacturing operations and distribution activities in order to capitalize on new opportunities not previously available. This assessment resulted in (a) the discontinuance of certain power supply products at the Company's power supply facilities, (b) the write-down of certain intangible and fixed assets and (c) a $2,066 write-down of inventory which is classified in cost of sales. In addition, the charges cover the cost of consolidating distribution activities and facilities, the write-down of assets in connection with the implementation of new information systems and a reassessment of investments resulting from a change in expansion strategy arising from the Ruud Lighting acquisition.

     The special charges were determined in accordance with formal plans developed by the Company's management using the best information available to it at the time and, subsequently, approved by the Company's Board of Directors. The amounts the Company may ultimately incur may change as the plans are executed.

     The Company periodically reviews its exposures versus the amounts accrued related to these charges and adjusts the accrual as necessary. The amounts are classified in the fiscal 1998 statement of operations as: cost of sales -- $2,066 and special charges -- $15,918. The activity impacting the accrual related to special charges is summarized in the following table:

                                                      CHARGED TO   CHARGES    BALANCE AS OF
                                                      OPERATIONS   UTILIZED   JUNE 30, 1998
                                                      ----------   --------   -------------
Inventories........................................    $ 2,066     $   158       $1,908
Asset write-downs:
  Intangibles......................................      9,354       9,354           --
  Fixed assets.....................................      3,056       2,972           84
  Other assets.....................................      2,184       2,184           --
Contractual commitments and other accruals.........      1,209         496          713
Other..............................................        115         115           --
                                                       -------     -------       ------
                                                       $17,984     $15,279       $2,705
                                                       =======     =======       ======

     The write-down of intangible assets primarily represents the excess of the purchase price over the fair value of the net assets acquired and costs allocated to tradenames, know-how, and other specifically identifiable intangibles arising from business combinations. Asset write-downs for the impairment of long-lived intangibles and fixed assets were determined in accordance with Statement of Financial Accounting Standards No. 121.

     Actions required by the Company's plans are expected to be completed by June 30, 1999. Cash outlays to complete the balance of the Company's initiative to rationalize the Company's global power supply operations are estimated to be approximately $700.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The June 30, 1998 balance of the accrual for special charges is classified within the balance sheet as follows:

Inventories.................................................  $1,940
Property, plant and equipment...............................      84
Other accrued expenses......................................     681

     After an income tax benefit of $5,015, these special charges reduced net income by $12,969, or $.71 diluted earnings per share for fiscal 1998.

M.  DISCONTINUED OPERATIONS, SPIN-OFF OF MICROSUN BUSINESS

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

     Summary operating information for Microsun for the years ended June 30, 1998, 1997 and 1996 is presented below for informational purposes only and does not necessarily reflect what the results of operations would have been had Microsun operated as a stand-alone entity.

                                                       YEAR ENDED JUNE 30,
                                                    -------------------------
                                                     1998       1997     1996
                                                    -------    ------    ----
                                                         (IN THOUSANDS)
Sales...........................................    $ 4,456    $  845    $ --
Costs and expenses..............................     13,530     1,469     205
                                                    -------    ------    ----
Loss before income taxes........................      9,074       624     205
Income tax benefit..............................      3,113       172      55
                                                    -------    ------    ----
Net loss........................................    $ 5,961    $  452    $150
                                                    =======    ======    ====

     Operating losses through the intended date of the spin-off follow:

                                                  BEFORE     INCOME
                                                  INCOME       TAX
                                                   TAXES     BENEFIT     NET
                                                  -------    -------    ------
                                                         (IN THOUSANDS)
Operating losses for the year ended June 30,
  1998........................................    $ 9,074    $3,113     $5,961
Estimated operating losses from July 1, 1998
  to December 31, 1998........................      2,023       692      1,331
                                                  -------    ------     ------
Operating losses through spin-off.............    $11,097    $3,805     $7,292
                                                  =======    ======     ======

     The estimated date of disposition extends to December 31, 1998 pending the determination of the spin-off as tax-free and certain other matters. As a result of the Board of Directors' approval to spin-off the Microsun business, the consolidated financial statements of the Company have been adjusted and restated to reflect MicroSun's results of operations as a discontinued operation in accordance with generally accepted accounting principles.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

N. SETTLEMENT OF CLAIMS

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

O.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 128, "Earnings per Share." FAS No. 128 replaced the previously reported primary and fully-diluted earnings per share with basic earnings per share and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully-diluted earnings per share. The Company adopted FAS No. 128 in fiscal 1998. Prior year amounts have been restated to comply with FAS No. 128.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Earnings (loss) per share is computed as follows:

                                                                  1998       1997       1996
                                                                --------    -------    ------
Income available to common shareholders:
  Income (loss) from continuing operations..................    $(17,836)   $ 7,556    $2,667
  Less: Increase in warrants' value(1)......................          --         --     1,350
                                                                --------    -------    ------
  Income (loss) from continuing operations attributable to
     common shareholders....................................    $(17,836)   $ 7,556    $1,317
                                                                ========    =======    ======
  Net income (loss).........................................    $(25,732)   $ 7,104    $2,382
  Less: Increase in warrants' value(1)......................          --         --     1,350
                                                                --------    -------    ------
  Net income (loss) attributable to common shareholders.....    $(25,732)   $ 7,104    $1,032
                                                                ========    =======    ======
Weighted average shares -- Basic:
  Outstanding at beginning of period........................      13,435     10,844     7,282
  Issued pursuant to public offering........................       2,942      2,327     1,601
  Issued upon conversion of warrant.........................          --         --       296
  Issued in acquisitions....................................       1,768         41        --
  Issued for exercise of stock options......................          47         22        --
  Issued pursuant to employee stock purchase plan...........           3         --        --
  Issued during the period in exchange of subsidiary
     stock..................................................          --         --        20
  Issuable in connection with an acquisition................          --         35         8
                                                                --------    -------    ------
     Basic weighted average shares..........................      18,195     13,269     9,207
                                                                ========    =======    ======
Weighted average shares -- Diluted:
  Basic from above..........................................      18,195     13,269     9,207
  Effect of options.........................................          --        289       272
                                                                --------    -------    ------
     Diluted weighted average shares........................      18,195     13,558     9,479
                                                                ========    =======    ======
Earnings (loss) per share -- Basic:
  Income (loss) from continuing operations..................    $   (.98)   $   .57    $  .14
  Loss from discontinued operations.........................        (.40)      (.03)     (.02)
  Extraordinary charge......................................        (.03)        --      (.01)
                                                                --------    -------    ------
  Earnings (loss) per share -- Basic........................    $  (1.41)   $   .54    $  .11
                                                                ========    =======    ======
Earnings (loss) per share -- Diluted:
  Income (loss) from continuing operations..................    $   (.98)   $   .55    $  .14
  Loss from discontinued operations.........................        (.40)      (.03)     (.02)
  Extraordinary charge......................................        (.03)        --      (.01)
                                                                --------    -------    ------
  Earnings (loss) per share -- Diluted......................    $  (1.41)   $   .52    $  .11
                                                                ========    =======    ======

---------------

(1)  The warrants were redeemed in 1996.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

P.  RELATED PARTY TRANSACTIONS

     During January 1996, the Company entered into a six-year Aircraft Operating Agreement ("Agreement") with an unrelated company to charter certain airplanes for service into locations which are not adequately served by commercial carriers. The unrelated company leases the airplanes from an affiliate of the Company owned by certain officers of the Company. These officers have guaranteed the repayment of $11,200 of indebtedness incurred by the affiliate to purchase the airplanes. The Company's minimum annual commitments under the Agreement are $911. During May 1998, the Company began to charter another airplane from another unrelated company. This unrelated company also leases the airplane from an affiliate of the Company owned by certain officers of the Company. These officers have guaranteed the repayment of $6,400 of indebtedness incurred by the affiliate to purchase the airplane. Fees paid by the Company under these arrangements were $2,161 in fiscal 1998, $554 in fiscal 1997, and $244 in fiscal 1996.

     The Company paid a director of the Company $129 in fiscal 1998, $79 in fiscal 1997 and $100 in fiscal 1996 for consulting services.

     The Company sold lamps, lamp components, and lamp production equipment to an overseas company aggregating $1,254 in fiscal 1998, $3,853 in fiscal 1997 and $2,363 in fiscal 1996. An executive officer and director of the overseas company became a Director of the Company in January 1996.

     Prior to the initial public offering, management fees paid by the Company to an affiliate were $1,254 in fiscal 1996.

     During fiscal 1996, one of the Company's subsidiaries sold the assets of its nonlamp product line to an affiliate of the Company owned principally by certain officers of the Company for an amount equal to the carrying amount of such assets as of June 30, 1995. As of June 30, 1998 and 1997, the Company had an 8.5% note from the affiliate for $220 related to the sale of the assets of the nonlamp product line which is recorded as a long-term receivable from related parties in the consolidated balance sheet. Total principal and accrued interest at June 30, 1998 was $269.

Q.  COMMITMENTS

     The Company leases buildings and certain equipment under noncancelable operating lease agreements. Total rent expense was $1,495 in 1998, $1,478 in 1997, and $893 in 1996. Future minimum lease commitments, as of June 30, 1998, were as follows:

YEAR:
1999........................................................  $1,009
2000........................................................     623
2001........................................................     540
2002........................................................     426
2003........................................................     387
Thereafter..................................................     313
                                                              ------
Minimum lease payments......................................  $3,298
                                                              ======

     Estimated costs to complete construction in progress at June 30, 1998 were $14,838.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

R.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended June 30, 1998 and 1997.

                                                            FISCAL 1998, THREE MONTHS ENDED
                                                    -----------------------------------------------
                                                      JUN 30      MAR 31(a)     DEC 31      SEP 30
                                                    ----------    ---------    ---------    -------
Net sales.......................................    $   53,002    $ 49,075      $31,879     $29,937
Gross profit....................................        23,902      18,627       13,412      12,611
Income from operations..........................         7,474     (29,256)       4,458       4,156
Income from continuing operations before
  extraordinary charge..........................         4,296     (27,953)       3,033       2,788
Loss from discontinued operations, net of tax
  benefits......................................            --      (6,753)        (241)       (298)
Net income (loss)...............................    $    4,296    $(35,310)     $ 2,792     $ 2,490
                                                    ==========    ========      =======     =======
Earnings per share -- Basic.....................    $     0.21    $  (1.77)     $   .17     $   .15
                                                    ==========    ========      =======     =======
Earnings per share -- Diluted...................    $     0.21    $  (1.77)     $   .17     $   .15
                                                    ==========    ========      =======     =======
Price Range of common Stock:
  High..........................................    $   29.938    $ 27.000      $26.500     $27.000
  Low...........................................    $   20.875    $ 18.250      $18.250     $22.875

                                                           FISCAL 1997, THREE MONTHS ENDED
                                                    ----------------------------------------------
                                                    JUN 30(b)      MAR 31     DEC 31(c)    SEP 30
                                                    ----------    --------    ---------    -------
Net sales.......................................    $   25,354    $ 22,034     $19,948     $18,309
Gross profit....................................        11,997      10,232       9,330       8,383
Income from operations..........................         3,596       3,202       1,874       2,421
Income from continuing operations before
  extraordinary charge..........................         2,812       1,970       1,212       1,562
Loss from discontinued operations, net of tax
  benefits......................................          (211)        (88)        (61)        (92)
Net income......................................    $    2,601    $  1,882     $ 1,151     $ 1,470
                                                    ==========    ========     =======     =======
Earnings per share -- Basic.....................    $      .19    $    .14     $   .09     $   .11
                                                    ==========    ========     =======     =======
Earnings per share -- Diluted...................    $      .19    $    .14     $   .08     $   .11
                                                    ==========    ========     =======     =======
Price Range of common Stock:
  High..........................................    $   26.500    $ 27.250     $25.250     $19.875
  Low...........................................    $   19.000    $ 22.000     $16.375     $13.125

---------------

(a) Third Quarter 1998 -- Net income was reduced by the write-off of purchased research and development and special charges, net of income tax benefits, of $32,056.

(b) Fourth Quarter 1997 -- Net income was increased by $1,000 for a change in accounting estimate related to income taxes.

(c)  Second Quarter 1997 -- See Note N regarding claims settlements.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

S.  INDUSTRY SEGMENT AND GEOGRAPHIC FINANCIAL AREA INFORMATION

     The Company operates in a single industry, on a global basis: the design, manufacture and sales of metal halide lighting products including materials, components, systems and production equipment.

     Information concerning the Company's operations in different geographic areas at June 30, 1998 and June 30, 1997 and for the years then ended follows:

                                                  AT JUNE 30, 1998 AND FOR THE YEAR THEN ENDED
                                           ----------------------------------------------------------
                                            NORTH     UNITED     OTHER
                                           AMERICA    KINGDOM   FOREIGN   ELIMINATIONS   CONSOLIDATED
                                           --------   -------   -------   ------------   ------------
Net sales to unaffiliated customers.....   $136,714   $20,287   $6,892      $    --        $163,893
Transfers between geographic areas......      4,701        91       --       (4,792)             --
                                           --------   -------   ------      -------        --------
Net sales...............................   $141,415   $20,378   $6,892      $(4,792)       $163,893
                                           ========   =======   ======      =======        ========
Operating loss from continuing
  operations............................   $(10,251)  $(7,895)  $  265      $ 4,713        $(13,168)
Identifiable assets.....................    309,320    19,557    6,707      (23,732)        311,852

                                                 AT JUNE 30, 1997 AND FOR THE YEAR THEN ENDED
                                           ---------------------------------------------------------
                                            NORTH    UNITED     OTHER
                                           AMERICA   KINGDOM   FOREIGN   ELIMINATIONS   CONSOLIDATED
                                           -------   -------   -------   ------------   ------------
Net sales to unaffiliated customers.....   $74,095   $ 5,786   $ 5,764     $    --        $85,645
Transfers between geographic areas......     3,424        --        --      (3,424)            --
                                           -------   -------   -------     -------        -------
Net sales...............................   $77,519   $ 5,786   $ 5,764     $(3,424)       $85,645
                                           =======   =======   =======     =======        =======
Operating profit from continuing
  operations............................   $10,811   $   347   $   270     $  (335)       $11,093
Identifiable assets.....................   130,363    14,937     4,895     (15,357)       134,838

     The information presented above may not be indicative of the results of operations if the geographic areas were independent organizations. Transfers between geographic areas and other geographic transactions are made at established transfer prices. Operating profit by geographic segment is net sales less operating costs, excluding interest and income taxes. Net sales generated by the foreign operations or identifiable assets of foreign operations were less than 10% of related consolidated totals for fiscal 1996.

     Export sales from the Company's United States operations, which did not exceed 10% of consolidated sales to any individual country, amounted to $27,153, $16,696 and $12,129 in fiscal 1998, 1997 and 1996, respectively.

     In fiscal 1998 and 1997 no single customer accounted for 10% or more of the Company's net sales, while approximately $5,689, or 10%, of fiscal 1996 net sales were made to one customer.

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

T.  PURCHASE OF CORPORATE HEADQUARTERS

     During March 1998, the Company purchased land and a building in Solon, Ohio for $7,758, which includes the assumption of an existing mortgage of approximately $4,800. The mortgage has a 9.39% interest rate, a prepayment penalty that approximates $1,000, requires monthly amortizing payments and a final payment of

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

$4,100 due in June 2006. Prior to the purchase, a portion of the property was leased and used by the Company for system components manufacturing and office space. Subsequent to purchase, the Company relocated its world headquarters to the facility. The Company has invested and intends to invest additional amounts for expanded manufacturing, sales and training facilities.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS

     None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 1998 Annual Shareholders Meeting ("Proxy Statement"), under the captions "Nominees," "Continuing Directors and Executive Officers," and "Compliance With Section 16(a) of the Securities Exchange Act of 1934." This Proxy Statement will be filed with the SEC prior to October 28, 1998.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1). The following consolidated financial statements of Advanced Lighting Technologies, Inc. are included in Item 8:

       Report of Ernst & Young LLP, Independent Auditors
        Consolidated Balance Sheets as of June 30, 1998 and 1997
        Consolidated Statements of Operations for the Years Ended June 30, 1998, 1997 and 1996
        Statements of Consolidated Shareholders' Equity for the Years Ended June 30, 1998, 1997 and 1996
        Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996
        Notes to Consolidated Financial Statements

        (2) The following Financial Statement Schedules are included in Item 14(d):

        None. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        (3)  List of Exhibits

                                                                              SEQUENTIAL PAGE NUMBER/
EXHIBIT NO.                              TITLE                               INCORPORATED BY REFERENCE
-----------                              -----                               -------------------------
     3.1      Amended and Restated Articles of Incorporation.............               (1)
     3.2      Code of Regulations........................................               (2)
     4.1      References made to Exhibits 3.1 and 3.2....................
     4.2      Form of Stock Certificate of Common Stock of the Company...               (2)
     4.3      Indenture between Advanced Lighting Technologies, Inc. and
              The Bank of New York, as Trustee dated as of March 18,
              1998.......................................................               (5)
     9.1      Form of Voting Trust Agreement dated as of October 10, 1995 by and among the Company, Wayne R. Hellman, Louis S. Fisi,
              David L. Jennings, Robert S. Roller, Juris Sulcs, James F.
              Sarver, Brian A. Hellman and Lisa Hellman, as amended
              December 20, 1995 ("Hellman Voting Trust").................               (3)
     9.2      Form of Irrevocable Proxy relating to shares formerly held
              under the Hellman Voting Trust.............................               (3)
     9.3      Form of Voting Trust Agreement dated as of January 2, 1998 by and among the Company, Alan J. Ruud, Donald Wandler,
              Theodore Sokoly, Christopher Ruud and Cynthia Johnson (the
              "Rudd Voting Trust") and Form of Irrevocable Proxy relating
              to shares formerly held under the Ruud Voting Trust........               (9)
    10.1      Stock Purchase Agreement among Advanced Lighting
              Technologies, Inc. Rudd Lighting, Inc. and Alan J. Rudd,
              Theodore O. Sokoly, Donald Wandler, Christopher A. Rudd and
              Cynthia A. Johnson.........................................               (4)
    10.2      Credit Agreement between Advanced Lighting Technologies,
              Inc., the Institutions Named Therein and National City
              Bank, as Administrative Agent, Dated as of January 2,
              1998.......................................................               (5)
    10.3      Amendment No. 1 dated as of February 26, 1998 to Credit
              Agreement between Advanced Lighting Technologies, Inc., The
              Lending Institutions Named Therein and National City Bank,
              as Administrative Agent, Dated as of January 2, 1998.......               (5)
    10.4      Agreement and Plan of Reorganization Among Advanced
              Lighting Technologies, Inc., Advanced Acquisitions, Inc.,
              Deposition Sciences, Inc., and Lee Bartolomei, Frances and
              John Aguilera, Jr. 1992 Trust, Michael Robbins, James
              Brosnan and Norman Boling dated as of January 9, 1998,
              without Exhibits...........................................
    10.5      Employment Agreement dated as of January 2, 1998 among Ruud
              Lighting, Inc., Advanced Lighting Technologies, Inc., and
              Alan J. Ruud...............................................
    10.6      Amendment No. 2 dated as of May 13, 1998 to Credit
              Agreement between Advanced Lighting Technologies, Inc., The
              Lending Institutions Named Therein and National City Bank,
              as Administrative Agent, Dated as of January 2, 1998.......               (6)
    10.7      Aircraft Lease Agreement between LightAir, Ltd., an Ohio
              limited liability company, of which Wayne R. Hellman owns
              80% of the membership interests and Louis S. Fisi owns 20%
              of the membership interests, and Levetz Investments, Inc., an unrelated corporation engaged in the business of
              chartering aircraft and otherwise providing general
              aviation services ("Levetz Investments"), dated as of
              January 22, 1996. (Form 10-Q Exhibit 10.1).................               (7)

                                                                              SEQUENTIAL PAGE NUMBER/
EXHIBIT NO.                              TITLE                               INCORPORATED BY REFERENCE
-----------                              -----                               -------------------------
    10.8      Aircraft Operating Agreement between Levetz Investments and
              Venture Lighting International, Inc., a wholly-owned
              subsidiary of the Company, dated as of January 22, 1996.
              (Form 10-Q Exhibit 10.2)...................................               (7)
    10.9      Aircraft Operating Agreement between Levetz Investments and
              APL Engineered Materials, Inc., a wholly-owned subsidiary
              of the Company, dated as of January 22, 1996. (Form 10-Q
              Exhibit 10.3)..............................................               (7)
    10.10     Aircraft Dry Lease Agreement dated as of May 27, 1997 by
              and between LightAir, Ltd. and Advanced Lighting
              Technologies, Inc. (Registration Statement Exhibit
              10.26).....................................................               (8)
    11        Statement of Computation of Per Share Earnings.............
    12        Statement Regarding Computation of Ratios..................
    21        Subsidiaries of the Registrant as of June 30, 1998.........
    23        Consent of Independent Auditors............................
    24.1      Powers of Attorney.........................................
    27        Financial Data Schedule....................................

---------------

(1) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-K for the Quarterly Period ended December 31, 1997.

(2) Incorporated by reference to Exhibit of same number in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(3) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996.

(4) Incorporated by reference to Exhibit 2.1 in Company's Current Report on Form 8-K dated January 2, 1998.

(5) Incorporated by referenced to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Period ended March 31, 1998.

(6) Incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K, dated April 21, 1998 and filed May 5, 1998.

(7) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q for the Period Ended December 31, 1995.

(8) Incorporated by reference to referenced Exhibit in Company's Registration Statement on Form S-1, Registration No. 333-28529, effective July 1, 1997.

(9) Incorporated by reference to Exhibit 1 to Company's Schedule 13D filed January 12, 1998.

     (b).  Reports on Form 8-K.

     During the fourth quarter of fiscal 1998, the Company's Report on Form 8-K dated April 21, 1998, was filed on May 5, 1998. The Form 8-K reported, pursuant to Item 5, the Company's intention to spin-off its MicroSun subsidiary.

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

                                          ADVANCED LIGHTING TECHNOLOGIES, INC.

                                                    /s/ LOUIS S. FISI
                                          By:
                                          --------------------------------------

                                                       Louis S. Fisi
                                                  Executive Vice President
Date: September 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
            /s/ WAYNE R. HELLMAN               Chief Executive Officer and          September 28, 1998
---------------------------------------------  Director
              Wayne R. Hellman

            /s/ NICHOLAS R. SUCIC              Chief Financial Officer,             September 28, 1998
---------------------------------------------  Vice President and Treasurer
              Nicholas R. Sucic                (Chief Accounting Officer)

             /s/ FRANCIS H. BEAM               Director                             September 28, 1998
---------------------------------------------
               Francis H. Beam

             /s/ JOHN R. BUERKLE               Director                             September 28, 1998
---------------------------------------------
               John R. Buerkle

           /s/ THEODORE A. FILSON              Director                             September 28, 1998
---------------------------------------------
             Theodore A. Filson

              /s/ LOUIS S. FISI                Director                             September 28, 1998
---------------------------------------------
                Louis S. Fisi

              /s/ SUSUMA HARADA                Director                             September 28, 1998
---------------------------------------------
                Susuma Harada

              /s/ ALAN J. RUUD                 Director                             September 28, 1998
---------------------------------------------
                Alan J. Ruud

            /s/ A GORDON TUNSTALL              Director                             September 28, 1998
---------------------------------------------
              A Gordon Tunstall

---------------

* The undersigned, by signing his name hereto, does hereby execute this Report on behalf of the above indicated directors of Advanced Lighting Technologies, Inc. pursuant to Powers of Attorney executed by each such director appointing the undersigned as attorney-in-fact and filed with the Securities and Exchange Commission.

                                          By:
                                          --------------------------------------
                                                       Louis S. Fisi
                                                      Attorney-in-Fact

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  EXHIBITS TO
                                   FORM 10-K

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                                                            INCORPORATED BY REFERENCE
EXHIBIT NO.                              TITLE                               SEQUENTIAL PAGE NUMBER/
-----------                              -----                              -------------------------

       3.1    Amended and Restated Articles of Incorporation..............             (1)

       3.2    Code of Regulations.........................................             (2)

       4.1    References made to Exhibits 3.1 and 3.2.....................

       4.2    Form of Stock Certificate of Common Stock of the Company....             (2)

       4.3    Indenture between Advanced Lighting Technologies, Inc. and
              The Bank of New York, as Trustee dated as of March 18,
              1998........................................................             (5)

       9.1    Form of Voting Trust Agreement dated as of October 10, 1995 by and among the Company, Wayne R. Hellman, Louis S. Fisi,
              David L. Jennings, Robert S. Roller, Juris Sulcs, James F.
              Sarver, Brian A. Hellman and Lisa Hellman, as amended
              December 20, 1995 ('Hellman Voting Trust')..................             (3)

       9.2    Form of Irrevocable Proxy relating to shares formerly held
              under the Hellman Voting Trust..............................             (3)

       9.3    Form of Voting Trust Agreement dated as of January 2, 1998 by and among the Company, Alan J. Ruud, Donald Wandler,
              Theodore Sokoly, Christopher Ruud and Cynthia Johnson (the
              'Rudd Voting Trust') and Form of Irrevocable Proxy relating
              to shares formerly held under the Ruud Voting Trust.........             (9)

      10.1    Stock Purchase Agreement among Advanced Lighting
              Technologies, Inc. Rudd Lighting, Inc. and Alan J. Rudd,
              Theodore O. Sokoly, Donald Wandler, Christopher A. Rudd and
              Cynthia A. Johnson..........................................             (4)

      10.2    Credit Agreement between Advanced Lighting Technologies,
              Inc., the Institutions Named Therein and National City Bank,
              as Administrative Agent, Dated as of January 2, 1998........             (5)

      10.3    Amendment No. 1 dated as of February 26, 1998 to Credit
              Agreement between Advanced Lighting Technologies, Inc., The
              Lending Institutions Named Therein and National City Bank,
              as Administrative Agent, Dated as of January 2, 1998........             (5)

      10.4    Agreement and Plan of Reorganization Among Advanced Lighting
              Technologies, Inc., Advanced Acquisitions, Inc., Deposition
              Sciences, Inc., and Lee Bartolomei, Frances and John
              Aguilera, Jr. 1992 Trust, Michael Robbins, James Brosnan and
              Norman Boling dated as of January 9, 1998, without
              Exhibits....................................................

      10.5    Employment Agreement dated as of January 2, 1998 among Ruud
              Lighting, Inc., Advanced Lighting Technologies, Inc., and
              Alan J. Ruud

      10.6    Amendment No. 2 dated as of May 13, 1998 to Credit Agreement between Advanced Lighting Technologies, Inc., The Lending
              Institutions Named Therein and National City Bank, as
              Administrative Agent, Dated as of January 2, 1998...........             (6)

      10.7    Aircraft Lease Agreement between LightAir, Ltd., an Ohio
              limited liability company, of which Wayne R. Hellman owns
              80% of the membership interests and Louis S. Fisi owns 20%
              of the membership interests, and Levetz Investments, Inc., an unrelated corporation engaged in the business of
              chartering aircraft and otherwise providing general aviation services ('Levetz Investments'), dated as of January 22,
              1996. (Form 10-Q Exhibit 10.1)..............................             (7)

      10.8    Aircraft Operating Agreement between Levetz Investments and
              Venture Lighting International, Inc., a wholly-owned
              subsidiary of the Company, dated as of January 22, 1996.
              (Form 10-Q Exhibit 10.2)....................................             (7)

                                                                            INCORPORATED BY REFERENCE
EXHIBIT NO.                              TITLE                               SEQUENTIAL PAGE NUMBER/
-----------                              -----                              -------------------------
      10.9    Aircraft Operating Agreement between Levetz Investments and
              APL Engineered Materials, Inc., a wholly-owned subsidiary of the Company, dated as of January 22, 1996. (Form 10-Q
              Exhibit 10.3)...............................................             (7)

      10.10   Aircraft Dry Lease Agreement dated as of May 27, 1997 by and between LightAir, Ltd. and Advanced Lighting Technologies,
              Inc. (Registration Statement Exhibit 10.26).................             (8)

      11      Statement of Computation of Per Share Earnings..............

      12      Statement Regarding Computation of Ratios...................

      21      Subsidiaries of the Registrant as of June 30, 1998..........

      23      Consent of Independent Auditors.............................

      24.1    Powers of Attorney..........................................

      27      Financial Data Schedule.....................................

---------------

(1) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-K for the Quarterly Period ended December 31, 1997.

(2) Incorporated by reference to Exhibit of same number in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(3) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996.

(4) Incorporated by reference to Exhibit 2.1 in Company's Current Report on Form 8-K dated January 2, 1998.

(5) Incorporated by referenced to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Period ended March 31, 1998.

(6) Incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K, dated April 21, 1998 and filed May 5, 1998.

(7) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q for the Period Ended December 31, 1995.

(8) Incorporated by reference to referenced Exhibit in Company's Registration Statement on Form S-1, Registration No. 333-28529, effective July 1, 1997.

(9) Incorporated by reference to Exhibit 1 to Company's Schedule 13D filed January 12, 1998.