Form 10-Q
period 1998-09-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1998-11-16
CIK 1002125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                    FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998
                               ------------------

                                       or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
EXCHANGE ACT OF 1934

  For the transition period from                       to
                                 ---------------------    ---------------------

                         Commission File Number: 0-27202

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                              34-1803229
--------------------------------------------------------------------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

     32000 AURORA ROAD, SOLON, OHIO                                     44139
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 440 / 519-0500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No
                                       ------     ------

There were 20,214,663 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of October 31, 1998.

                                      INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                                                                         PAGE NO.

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets - September 30, 1998
                           and June 30, 1998..............................................  2

                      Condensed Consolidated Statements of Income -- Three months ended September 30, 1998 and 1997 .............................  3

                      Condensed Statement of Consolidated Shareholders' Equity --
                           Three months ended September 30, 1998..........................  4

                      Condensed Consolidated Statements of Cash Flows -- Three
                           months ended September 30, 1998 and 1997.......................  5

                      Notes to Condensed Consolidated Financial Statements................  6

Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations........................................... 11

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.............. 18


PART II           OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds............................... 19

Item 5.           Other Information....................................................... 19

Item 6.           Exhibits and Reports on Form 8-K........................................ 21


SIGNATURES................................................................................ 23

EXHIBIT INDEX............................................................................. 24


                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         (Unaudited)           (Audited)
                                                                                         SEPTEMBER 30,          JUNE 30,
                                                                                             1998                 1998
                                                                                        ---------------      --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                            $        22,738      $       21,917
   Short-term investments                                                                           350                 350
   Trade receivables, less allowances of $442 and $397                                           46,852              40,779
   Receivables from related parties                                                               1,620               1,034
   Inventories:
      Finished goods                                                                             32,322              29,556
      Raw materials and work-in-process                                                          18,679              15,184
                                                                                        ---------------      --------------
                                                                                                 51,001              44,740
   Prepaid expenses                                                                               3,586               3,200
   Deferred taxes                                                                                 2,192               2,192
                                                                                        ---------------      --------------
Total current assets                                                                            128,339             114,212

Property, plant and equipment:
   Land and buildings                                                                            35,048              31,429
   Machinery and equipment                                                                       57,827              52,235
   Furniture and fixtures                                                                        19,512              18,316
                                                                                        ---------------      --------------
                                                                                                112,387             101,980
   Less accumulated depreciation                                                                 13,421              11,952
                                                                                        ---------------      --------------
                                                                                                 98,966              90,028

Deferred taxes                                                                                    4,332               2,892
Receivables from related parties                                                                  4,276               3,157
Net assets associated with discontinued operations                                                3,724               5,193
Investments in affiliates                                                                        25,250              20,591
Other assets                                                                                      8,242               8,878
Intangible assets                                                                                34,162              34,377
Excess of cost over net assets of businesses acquired, net                                       34,453              32,524
                                                                                        ---------------      --------------
                                                                                        $       341,744      $      311,852
                                                                                        ===============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt                                $         1,998      $        1,960
   Accounts payable                                                                              14,187              14,967
   Payables to related parties                                                                      369                 618
   Employee-related liabilities                                                                   3,693               3,259
   Accrued income and other taxes                                                                   914               2,729
   Other accrued expenses                                                                         9,808              13,042
                                                                                        ---------------      --------------
Total current liabilities                                                                        30,969              36,575

Long-term debt                                                                                  152,045             117,332
Other liabilities                                                                                   507                 766
Deferred taxes                                                                                    3,213               3,059

Shareholders' equity
   Preferred stock, $.001 par value, 1,000 shares authorized, no shares issued                        -                   -
   Common stock, $.001 par value, 80,000 shares authorized, 20,210 shares issued and outstanding as of September 30, 1998 and 20,189 shares issued
       and outstanding as of June 30, 1998                                                           20                  20
   Paid-in-capital                                                                              173,236             172,900
   Accumulated other comprehensive income                                                           266                   -
   Retained earnings (deficit)                                                                  (18,512)            (18,800)
                                                                                        ---------------      --------------
                                                                                                155,010             154,120
                                                                                        ---------------      --------------
                                                                                        $       341,744      $      311,852
                                                                                        ===============      ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE DOLLAR AMOUNTS)

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                        ------------------------------
                                                                            1998            1997
                                                                        -------------   --------------

Net sales                                                                 $ 50,358         $ 29,937

Costs and expenses:
   Cost of sales                                                            29,636           17,326
   Marketing and selling                                                     8,859            4,416
   Research and development                                                  3,748            1,399
   General and administrative                                                4,321            2,214
   Fiber optic joint venture formation costs                                     -              212
   Amortization of intangible assets                                           559              214
                                                                        -------------   --------------
Income from operations                                                       3,235            4,156

Other income (expense):
   Interest expense                                                         (2,727)            (327)
   Interest income                                                             238              527
   Loss from equity investments                                               (189)               -
                                                                        -------------   --------------

Income from continuing operations before income taxes                          557            4,356
Income taxes                                                                   269            1,568
                                                                        -------------   --------------

Income from continuing operations                                              288            2,788
Loss from discontinued operations, net of income tax benefits                    -             (298)
                                                                        -------------   --------------

Net income                                                                $    288         $  2,490
                                                                        =============   ==============

Earnings per share -- Basic:
  Income from continuing operations                                       $    .01         $    .17
  Loss from discontinued operations                                              -             (.02)
                                                                        -------------   --------------
Earnings per share -- Basic                                               $    .01         $    .15
                                                                        =============   ==============

Earnings per share -- Diluted:
  Income from continuing operations                                       $    .01         $    .17
  Loss from discontinued operations                                              -             (.02)
                                                                        -------------   --------------
Earnings per share -- Diluted                                             $    .01         $    .15
                                                                        =============   ==============

Weighted average shares outstanding:
    Basic                                                                   20,205           16,260
                                                                        =============   ==============

    Diluted                                                                 20,573           16,625
                                                                        =============   ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
      CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)
                                 (IN THOUSANDS)

                                                     THREE MONTHS ENDED SEPTEMBER 30, 1998
                                    ----------------------------------------------------------------------------------------
                                                                                  ACCUMULATED
                                           COMMON STOCK                              OTHER
                                    ---------------------------     PAID-IN      COMPREHENSIVE     RETAINED
                                      SHARES       PAR VALUE        CAPITAL         INCOME         EARNINGS        TOTAL
                                    ------------  -------------   ------------  ---------------- -------------  ------------

Balance at July 1, 1998                  20,189           $ 20      $ 172,900               $ -     $ (18,800)    $ 154,120

Net income                                    -              -              -                 -           288           288

Foreign currency
  translation adjustment                      -              -              -               266             -           266

Stock options exercised                      18              -            279                 -             -           279

Stock purchases by employees                  3              -             57                 -             -            57
                                    ------------  -------------   ------------  ---------------- -------------  ------------

BALANCE AT SEPTEMBER 30, 1998            20,210           $ 20       $173,236             $ 266     $ (18,512)     $155,010
                                    ============  =============   ============  ================ =============  ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            ---------------------------------
                                                                                1998                1997
                                                                            --------------      -------------
OPERATING ACTIVITIES
   Net income                                                                       $ 288            $ 2,490
   Adjustments to reconcile net income to net cash used in
      operating activities:
         Depreciation                                                               1,469                649
         Amortization                                                                 559                214
         Deferred income taxes                                                          -                443
         Changes in operating assets and liabilities:
            Trade receivables                                                      (6,060)            (3,743)
            Inventories                                                            (4,492)            (3,343)
            Prepaids and other assets                                                (171)            (1,100)
            Net assets associated with discontinued operations                     (1,970)                 -
            Accounts payable and accrued expenses                                  (5,369)            (3,994)
            Other                                                                     160               (378)
                                                                            --------------      -------------
                                 Net cash used in operating activities            (15,586)            (8,762)

INVESTING ACTIVITIES
   Capital expenditures                                                            (9,066)                 -
   Purchases of businesses                                                         (3,257)                 -
   Investments in affiliates                                                       (4,659)              (671)
   Use of net proceeds from public offering:
      Capital expenditures                                                              -             (5,095)
      Acquisition of minority interest in Fiberstars, Inc.                              -             (2,835)
                                                                            --------------      -------------
                                 Net cash used in investing activities            (16,982)            (8,601)

FINANCING ACTIVITIES
   Proceeds from revolving credit facility                                         88,306             17,457
   Payments of revolving credit facility                                          (54,681)           (15,107)
   Proceeds from long-term debt                                                       868              1,387
   Payments of long-term debt and capital leases                                   (1,440)              (882)
   Issuance of common stock                                                           336                314
   Net proceeds from public offering                                                    -             69,335
   Use of net proceeds from public offering:
      Payment of long-term debt and revolving credit facility                           -            (35,500)
                                                                            --------------      -------------
                             Net cash provided by financing activities             33,389             37,004
                                                                            --------------      -------------

Increase in cash and cash equivalents                                                 821             19,641
Cash and cash equivalents, beginning of period                                     21,917              4,198
                                                                            --------------      -------------

                              CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 22,738           $ 23,839
                                                                            ==============      =============

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                                $ 4,510              $ 362
     Income taxes paid                                                                 60                213
     Capitalized interest                                                             209                126
     Equipment acquired through capital leases                                          -                376

     Detail of acquisitions:
         Assets acquired                                                          $ 7,078                  -
         Liabilities assumed                                                       (3,756)                 -
                                                                            --------------      -------------
         Cash paid                                                                  3,322                  -
             Less cash acquired                                                       (65)                 -
                                                                            --------------      -------------
         Net cash paid for acquisition                                            $ 3,257                  -
                                                                            ==============      =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998
                          (Dollar amounts in thousands)

A.    ORGANIZATION

Advanced Lighting Technologies, Inc. (the "Company" or "ADLT") is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, including materials, system components, systems, and production equipment.


B. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, including adjustments of a normal and recurring nature as well as adjustments to the accrual for special charges described in Note F. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs. The Company is required to adopt the SOP on July 1, 1999 and, upon adoption, expense all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle. Management is reviewing its capitalization policies and determining the impact that the adoption of this SOP is expected to have on its consolidated results of operations and financial position. At September 30, 1998, the Company estimates that it had approximately $2,650 of start-up costs included in its consolidated balance sheet.


C.  COMPREHENSIVE INCOME

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components. FAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income, which for the Company includes foreign currency translation adjustments.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998
                          (Dollar amounts in thousands)



C.  COMPREHENSIVE INCOME (CONT.)

For the three months ended September 30, 1998 and 1997, the Company's comprehensive income was $554 and $2,490 , respectively. The Company's adoption of FAS No. 130 had no effect on the Company's reported results of operations or financial position.


D.  REVOLVING BANK CREDIT FACILITY

On October 19, 1998, the Company voluntarily reduced the maximum committed availability under its revolving credit facility provided by several North American financial institutions ("Credit Facility") to $65,000 from $85,000. Based on the terms of the Credit Facility, the Company had $12,600 in available borrowings as of September 30, 1998.

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


E.  SENIOR NOTES OFFERING

On March 13, 1998, the Company sold $100,000 of Senior Notes due March 15, 2008, resulting in net proceeds of approximately $96,150. The Notes have an annual coupon rate of 8% and are redeemable at the Company's option, in whole or in part, on or after March 15, 2003 at certain preset redemption prices. In addition, at any time prior to March 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes at 108% of par with the proceeds of one or more public equity offerings. Interest on the Senior Notes is payable semiannually on March 15 and September 15 of each year beginning on September 15, 1998. There are no sinking fund requirements.

From September 14, 1998 until completion of a registered exchange offer to existing noteholders, the Senior Notes bear interest at 8.5%. The offer is expected to be completed within 45 days following the effectiveness of the Company's related registration statement.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998
                          (Dollar amounts in thousands)


F.  SPECIAL CHARGES

During the fiscal year ended June 30, 1998, the Company recorded special charges related to an assessment of the Company's global power supply operations. The special charges of $17,984 principally relate to the Company's decision to refocus and restructure its recently acquired global power supply operations to concentrate exclusively on opportunities in metal halide. With the January 1998 acquisition of Ruud Lighting, Inc., the Company accelerated the rationalization of its existing power supply manufacturing operations and distribution activities in order to capitalize on new opportunities not previously available. This assessment resulted in (a) the discontinuance of certain power supply products at the Company's power supply facilities and (b) the write-down of certain intangible and fixed assets and (c) a $2,066 write-down of inventory which was classified in cost of sales.

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

The activity impacting the accrual related to these charges during the first quarter of fiscal 1999 is summarized below:

                                                              Balance at        Charges        Balance at
                                                            June 30, 1998       Utilized     Sept. 30, 1998
                                                            -------------       --------     --------------
         Inventories                                          $   1,908          $  268          $1,640
         Property, plant, and equipment                              84              59              25
         Other accrued expenses                                     713             529             184
                                                            -------------       --------     --------------
                                                              $   2,705          $  856          $1,849
                                                            =============       ========     ==============

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998
                          (Dollar amounts in thousands)


G.  DISCONTINUED OPERATIONS, MICROSUN BUSINESS

In March 1998, the Company approved a plan to distribute to its shareholders, as a tax-free spin-off transaction estimated to be completed by December 31, 1998, all of the ownership of Microsun Technologies, Inc., the subsidiary primarily responsible for development, design, assembly and marketing of metal halide portable fixtures for residential and hospitality uses. As a result, the consolidated financial statements of ADLT were reclassified to reflect the results of operations of Microsun as a discontinued operation in accordance with generally accepted accounting principles.

Because of the deterioration of the capital markets subsequent to June 30, 1998 and the inability to raise capital necessary to spin-off the Microsun business, management is presently re-evaluating the manner of disposal of the Microsun business, with the objective of minimizing near-term costs and cash outflow. The re-evaluation is intended to be all-inclusive and modifications to the plan of disposal, expected to be completed by December 31, 1998, will consider winding-down or liquidating the Microsun operations.

Summary operating information for Microsun for the three month periods ended September 30, 1998 and 1997, is presented below for informational purposes only and does not necessarily reflect what the results of operations would have been had Microsun operated as a stand-alone entity.

                                                                  Three Months Ended
                                                                     September 30,
                                                                ----------------------
                                                                1998            1997
                                                              --------        --------
                  Sales                                       $    929         $   305
                  Costs and expenses                             2,225             771
                                                              --------        --------
                  Loss before income taxes                       1,296             466
                  Income tax benefit                               443             168
                                                              --------        --------
                  Net loss                                    $    853         $   298
                                                              ========        ========

Operating losses from the measurement date (March 31, 1998) through the intended date of disposal (December 31, 1998) follow:

                                                              Before
                                                              Income            Income
                                                              Taxes             Taxes                 Net
                                                             --------          --------             -------
        Operating losses for the six
              months ended September 30, 1998                $  8,373           $ 2,837             $ 5,536
         Estimated operating losses from
              October 1 to December 31, 1998                      727               249                 478
                                                             --------          --------             -------
         Operating losses through disposal                   $  9,100           $ 3,086             $ 6,014
                                                             ========          ========             =======

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998
                          (Dollar amounts in thousands)



H.  RELATED PARTY TRANSACTION

Pursuant to a loan agreement dated October 8, 1998, between the Company and its Chairman and Chief Executive Officer ("the CEO"), the Company has loaned $9,000 to its CEO for a one-year term at an interest rate of 8%. The loan was made following approval by the Company's Board of Directors. The proceeds of the loan were used by the Company's CEO to reduce the outstanding principal balance of a margin account loan, which is secured by 2,053,070 shares of the Company's Common Stock owned by the CEO and a related entity. In connection with the loan, the Company's Board of Directors asked for and received the CEO's agreement to extend the term of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company's Common Stock in any manner except pursuant to the existing agreements governing the CEO's margin account, without the consent of the Company's Board of Directors. The loan is partially secured by certain real estate owned by the CEO.


I.  SUBSEQUENT EVENTS

On November 11, 1998, the Company announced actions to implement a plan to modify its Pacific Rim expansion strategy, including an evaluation of existing equipment contracts with affiliated companies in the Pacific Rim; revise its global lamp manufacturing strategy; consolidate several lamp manufacturing facilities; consolidate marketing operations in North America and in Europe; exit noncore product lines; reduce corporate overhead, including a reduction of its workforce; reduce capital equipment expansion plans; and defer facilities expansion.

The Company anticipates recording pretax charges of between $10,000 to $21,000 as a result of implementing these changes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(DOLLAR AMOUNTS IN THOUSANDS)

This report on Form 10-Q may contain forward-looking statements. For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. Such factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed with the Securities and Exchange Commission.

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

The Company also has invested substantial resources in acquisitions and strategic investments. In January 1998, the Company acquired Ruud Lighting, Inc. and Deposition Sciences, Inc. From January 1997 through March 1998, the Company's investment in notable acquisitions and strategic investments aggregated approximately 3.6 million shares of Common Stock and approximately $74,700 in cash, plus certain additional contingent amounts and shares.


DISCONTINUED OPERATIONS, MICROSUN BUSINESS

In March 1998, the Company approved a plan to distribute to its shareholders, as a tax-free spin-off transaction estimated to be completed by December 31, 1998, all of the ownership of Microsun

Technologies, Inc., the subsidiary primarily responsible for development, design, assembly and marketing of metal halide portable fixtures for residential and hospitality uses. As a result, the consolidated financial statements of ADLT were reclassified to reflect the results of operations of Microsun as a discontinued operation in accordance with generally accepted accounting principles.

Because of the deterioration of the capital markets subsequent to June 30, 1998 and the inability to raise capital necessary to spin-off the Microsun business, management is presently re-evaluating the manner of disposal for the Microsun business, with the objective of minimizing near-term costs and cash outflow. The re-evaluation is intended to be all-inclusive and modifications to the plan of disposal, expected to be completed by December 31, 1998, will consider winding-down or liquidating the operations.


FUTURE STRATEGIC DIRECTION

On November 11, 1998, the Company announced actions to implement a plan to modify its Pacific Rim expansion strategy, including an evaluation of existing equipment contracts with affiliated companies in the Pacific Rim; revise its global lamp manufacturing strategy; consolidate several lamp manufacturing facilities; consolidate marketing operations in North America and in Europe; exit noncore product lines; reduce corporate overhead, including a reduction of its workforce; reduce capital equipment expansion plans; and defer facilities expansion.

The Company anticipates recording pretax charges of between $10,000 to $21,000 as a result of implementing these changes.

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's Condensed Consolidated Statements of Income for the indicated periods:

                                                                           Three Months Ended
                                                                              September 30,
                                                                       ----------------------------
                                                                          1998            1997
                                                                       ------------    ------------

Net sales                                                                   100%            100%

Costs and expenses:
   Cost of sales                                                            58.9            57.9
   Marketing and selling                                                    17.6            14.7
   Research and development                                                  7.4             4.7
   General and administrative                                                8.6             7.4
   Fiber optic joint venture formation costs                                   -             0.7
   Amortization of intangible assets                                         1.1             0.7
                                                                       ------------    ------------
Income from operations                                                       6.4            13.9

Other income (expense):
   Interest expense                                                         (5.4)           (1.1)
   Interest income                                                           0.5             1.8
   Loss from equity investment                                              (0.4)              -
                                                                       ------------    ------------

Income from continuing operations before income taxes                        1.1            14.6
Income taxes                                                                 0.5             5.3
                                                                       ------------    ------------

Income from continuing operations                                            0.6             9.3
Loss from discontinued operations, net of income tax benefits                  -            (1.0)
                                                                       ------------    ------------

Net income                                                                   0.6%            8.3%
                                                                       ============    ============

Factors which have affected the results of operations for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998 are discussed below.


QUARTER ENDED SEPTEMBER 30, 1998 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1997

NET SALES. Net sales increased 68.2% to $50,358 for the first quarter of fiscal 1999 from $29,937 for the first quarter of fiscal 1998. The increase in system components, materials, and systems ($19,966) was primarily attributable to increased unit volume, including $17,450 from the Company's Ruud Lighting subsidiary, which was acquired on January 2, 1998. The increase in equipment sales ($456) was primarily attributable to the acquisition of Deposition Sciences, Inc., which was acquired on January 28, 1998.

Fiscal 1999 first quarter sales reflect continued growth in the sales and earnings of the Company's core U.S. metal halide operations, which was offset by reductions in overseas sales and in non-metal halide products. The Company attributes the soft overseas market to the current international economic environment. Sales of non-metal halide products, an area where the Company has been strategically reducing its presence, also declined at a faster rate than originally anticipated.

COST OF SALES. Cost of sales increased 71.0% to $29,636 in the first quarter of fiscal 1999 from $17,326 in the first quarter of fiscal 1998. The increase was primarily attributable to increased unit volume. As a percentage of net sales, cost of sales increased to 58.9% in the first quarter of fiscal 1999 from 57.9% in the first quarter of fiscal 1998.

MARKETING AND SELLING EXPENSES. Marketing and selling expenses increased 100.6% to $8,859 in the first quarter of fiscal 1999 from $4,416 in the first quarter of fiscal 1998. Marketing and selling expenses, as a percentage of net sales, increased to 17.6% in the first quarter of fiscal 1999 from 14.7% in the first quarter of fiscal 1998. This increase is primarily a result of increased expenses incurred in connection with the launch of the Company's Pulse Start(TM) products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 167.9% to $3,748 in the first quarter of fiscal 1999 from $1,399 in the first quarter of fiscal 1998. This increase arose from increased spending for the: (i) expansion of the new line of Pulse Start(TM) lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems; and (iii) development of new materials for the world's major lighting manufacturers. As a percentage of net sales, research and development expenses increased to 7.4% in the first quarter of fiscal 1999 from 4.7% in the first quarter of fiscal 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 95.2% to $4,321 in the first quarter of fiscal 1999 from $2,214 in the first quarter of fiscal 1998. As a percentage of net sales, general and administrative expenses increased to 8.6% in the first quarter of fiscal 1999 from 7.4% in the first quarter of fiscal 1998. The increase as a percentage of net sales was primarily a result of the inability to cut back expenses quickly enough in light of the slower than expected growth in sales experienced in the first quarter.

INCOME FROM OPERATIONS. Income from operations in the first quarter of fiscal 1999 decreased to $3,235 from $4,156 in the first quarter of fiscal 1998. As a percentage of net sales, income from operations decreased to 6.4% in the first quarter of fiscal 1999 from 13.9% in the first quarter of fiscal 1998.

INTEREST EXPENSE. Interest expense increased to $2,727 in the first quarter of fiscal from $327 in the first quarter of fiscal 1998. This increase resulted primarily from the higher average debt outstanding during the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998.

INTEREST INCOME. Interest income decreased to $238 in the first quarter of fiscal 1999 from $527 earned in the first quarter of fiscal 1998. This decrease is attributable to lower average cash equivalents and short-term investments in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998.

LOSS FROM EQUITY INVESTMENT. The loss from equity investments represents $53 of earnings from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products, offset by a $242 loss from the Company's investment in Venture Lighting Japan, a manufacturer and marketer of metal halide lamps in Japan.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations during the first quarter of fiscal 1999 decreased to $557 from $4,356 during the first quarter of fiscal 1998. As a percentage of net sales, income from continuing operations decreased to 1.1% during the first quarter of fiscal 1999 from 14.6% during the first quarter of fiscal 1998.

INCOME TAXES. Income tax expense decreased to $269 in the first quarter of fiscal 1999 from $1,568 in the first quarter of fiscal 1998. The decrease was caused by reduced profitability in the first quarter of fiscal 1999. Excluding the loss from equity investments, the effective income tax rate was 36% in the first quarters of both fiscal 1999 and fiscal 1998.

LOSS FROM DISCONTINUED OPERATIONS. In March 1998, the Company approved a plan to distribute to its shareholders, as a tax-free spin-off transaction estimated to be completed by December 31, 1998, all of the ownership of Microsun Technologies, Inc., the subsidiary primarily responsible for development, design, assembly and marketing of metal halide portable fixtures for residential and hospitality uses. The loss from discontinued operations of $298 in the first quarter of fiscal 1998 represents the total of Microsun's loss from operations, net of tax benefits, in the first quarter of fiscal 1998.


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

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES. Net cash used in operating activities totaled $15,586 in the first quarter of fiscal 1999 as compared to $8,762 in the first quarter of fiscal 1998.

Trade receivables increased $6,060 and inventories increased $4,492, excluding those acquired through the purchase of businesses. The increase in receivables includes an increase of approximately $2,345 in accounts receivable related to production equipment contracts. Production equipment contracts affect cash flow because production equipment revenues are recognized under the percentage of completion method of accounting while cash payments are received in accordance with contract terms. The remaining increase in receivables resulted from an increase in days sales outstanding as compared to the fourth quarter of fiscal 1998.

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

NET CASH USED IN INVESTMENT ACTIVITIES. Capital expenditures, primarily for production equipment and leasehold and facility improvements, totaled $9,066 in the first quarter of fiscal 1999 as compared to $5,095 in the first quarter of fiscal 1998. Capital expenditures in fiscal 1999 related to additional machinery and equipment to improve production processes, resulting in increased productivity and capacity in the production of lamps, power supplies and other lighting system products.

The Company has modified its current growth and capital expansion plans due to the changes in the business environment. Specifically, the Company intends to limit its capital expenditures for at least the next twelve months. As a result, the Company has postponed certain capital equipment and facilities expenditures until economic conditions and the market for metal halide products significantly improves.

To expand the Company's ability to develop and market new metal halide products and systems, the Company has made a number of acquisitions and strategic investments, the most notable of which, completed in fiscal 1998, are described below.

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

NET CASH USED IN FINANCING ACTIVITIES. On January 2, 1998, the Company replaced the Loan Agreement and other borrowings in North America with the Credit Facility. Proceeds from this facility were used to finance the $35,500 cash portion of the Ruud Lighting acquisition and the $14,500 cash portion of the Deposition Sciences acquisition. Proceeds were also used to repay $19,200 of existing and outstanding North American bank borrowings of ADLT, Ruud Lighting and DSI. As a growth company, the Company may need to amend or replace the Credit Facility prior to its maturity on December 31, 2000.

On March 13, 1998, the Company sold $100,000 of 8% Senior Notes due March 15, 2008, resulting in net proceeds of $96,150. Approximately $76,300 of the net proceeds of the Senior Notes were used to repay amounts outstanding under the Credit Facility, thereby lengthening the average term of the Company's debt, most of which had been incurred to finance the acquisitions of Ruud Lighting and DSI. From September 14, 1998 until completion of a registered exchange offer to existing noteholders, the Senior Notes bear interest at 8.5%. The offer is expected to be completed within 45 days following effectiveness of the Company's related registration statement.

ABILITY TO ADVANCE FUTURE OPERATIONS. The Company's working capital (current assets less current liabilities) at September 30, 1998 was $97,370, resulting in a working capital ratio of current assets to current liabilities of 4.1 to 1.0, as compared to $77,637 or 3.1 to 1.0 at June 30, 1998. As of September 30, 1998, the Company had approximately $23,000 in cash and cash equivalents and short-term investments and had $12,600 available to it under its Bank Credit Facility.

The Company believes that the acquisition of Ruud Lighting will favorably impact its cash flow from operations, as Ruud Lighting has historically achieved significant positive cash flows from its operations. In addition, the Company intends to implement a number of cost reduction and cash flow enhancement initiatives including consolidation of equipment and lamp-making operations, reductions in facilities expenditures, consolidation of international operations, reduction of corporate expenses, and workforce reductions.

The Company believes that the combination of its anticipated cash flows from Ruud Lighting's operations, available cash, current borrowing facilities and the initiatives outlined above will enable the Company to fund its operations for at least the next 12 months. However, it is the Company's intention to avail itself of appropriate financing alternatives to ensure that growth opportunities, including those arising from acquisitions and additional investments in existing relationships, are realized. If the Company engages in significant acquisition or strategic investment activity in the near to medium term, it may need to obtain additional capital.

The Company is re-evaluating its international joint ventures and the related equipment sales due to the serious economic difficulties facing the Pacific Rim region. As a result, the Company may divert this manufacturing equipment to the Company's Solon, Ohio factory, thereby increasing productivity and delaying the need for substantial capital expenditures for approximately three years. Although total capital expenditures for the remainder of fiscal 1999 are estimated to be $12,000, the Company estimates its maintenance level for capital expenditures will approximate $7,500 over the next twelve months. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient capacities to support several years of sales growth at its historical rates.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement requires a "management" approach to reporting financial and descriptive information about a Company's operating segments. The Company must adopt this statement in the annual financial statements for fiscal 1999, however FAS No. 131 need not be applied to interim financial statements in the initial year of application. Management is currently studying the potential effect of adopting this statement.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs. The Company is required to adopt the SOP on July 1, 1999 and, upon adoption, expense all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle. Management is reviewing its capitalization policies and determining the impact that the adoption of this SOP is expected to have on its consolidated results of operations and financial position. At September 30, 1998, the Company estimates that it had approximately $2,650 of start-up costs included in its consolidated balance sheet.

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


FOREIGN CURRENCY

Approximately 28% of the Company's net sales in fiscal 1998, on a pro forma basis adjusted for the acquisition of Ruud Lighting, were denominated in currencies other than U.S. dollars, principally Pounds Sterling, Australian dollars and Canadian dollars. A weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company. The Company currently does not hedge its foreign currency exposure.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 1998, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

PART II.  OTHER INFORMATION


Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On December 23, 1996, a newly-organized subsidiary of the Company, Advanced Cable Lite Corporation, acquired all of the assets (and assumed certain liabilities) of Cable Lite Corporation (the "Seller"). A portion of the consideration for the assets was the contingent obligation to issue additional shares of Common Stock to the Seller's shareholders pursuant to a formula fixed at the time of the original acquisition agreement. Pursuant to this formula, the Company issued 5,933 shares of Common Stock to the Seller's former shareholders on July 8, 1998. The Common Stock was issued to former shareholders of Cable Lite Corporation in a negotiated purchase of assets. Cable Lite and its four shareholders signed an investment representation and agreed to transfer restrictions. The certificates representing the shares bear a restrictive legend. The sale of the shares was exempt pursuant to Sections 4(1) and 4(2) of the Securities Act.

ITEM 5.  OTHER INFORMATION

(a) As previously reported in the Company's Proxy Statement, pursuant to a loan agreement dated October 8, 1998, between the Company and Mr. Hellman, its Chairman and Chief Executive Officer (the "Hellman Loan Agreement"), the Company has loaned $9,000,000 to Mr. Hellman for a one-year term at the rate of 8%. The loan was made following approval by the Company's Board of Directors (Messrs. Hellman and Fisi, Executive Vice President and a director of the Company, did not participate in the deliberations). The proceeds of the loan were used to reduce the outstanding principal balance of a loan from Prudential Securities Incorporated ("PSI"), which is secured by 2,053,070 shares of the Company Common Stock owned by Mr. Hellman and Hellman Ltd. (the "Hellman Personal Shares"). In connection with the loan, the Board asked for and received Mr. Hellman's agreement to extend the term of his employment agreement to December 31, 2003. The Hellman Loan Agreement prohibits Mr. Hellman from encumbering the Hellman Personal Shares in any manner except pursuant to existing agreements governing Mr. Hellman's margin account at PSI, without consent of the Board's representative. The loan is partially secured by certain real estate owned by Mr. Hellman.

(b) The Company entered into a Consolidated Amendment No. 1 (the "Consolidated Amendment"), dated as of September 10, 1998, to its Credit Agreement, dated as of January 2, 1998, with the original lenders and National City Bank, as administrative agent. The purpose of the Consolidated Amendment was to consolidate prior amendments and to amend the pricing provisions and financial covenants in the Credit Agreement. The Company is currently discussing an additional amendment to the Credit Agreement with the lenders and the administrative agent.

(c) On November 11, 1998, the Company issued a press release concerning the results of the first quarter of its 1999 fiscal year and certain cost reduction and cash flow enhancement initiatives to be taken by the Company. The Company's press release, dated November 11, 1998, is attached hereto as Exhibit 99.

(d) The following Earnings Statement (Unaudited) for the twelve month period ended September 30, 1998 covers a period of twelve months beginning 85 days after the effective date of the Company's Registration Statement (File No. 333-05953) for its July 1997 public offering, and is hereby made available to security holders pursuant to Rule 158 of the Securities Act of 1933, as amended.


                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                         Earnings Statement (Unaudited)
                Twelve month period ended September 30, 1998 (In
                   thousands, except per share dollar amounts)

Net sales                                                                                        $ 184,314

Costs and expenses:
   Cost of sales                                                                                   107,651
   Marketing and selling                                                                            30,189
   Research and development                                                                         11,668
   General and administrative                                                                       12,958
   Fiber optic joint venture formation costs                                                             -
   Purchased research and development                                                               18,220
   Special charges                                                                                  15,918
   Amortization of intangible assets                                                                 1,799
                                                                                              -------------
Income (loss) from operations                                                                      (14,089)

Other income (expense):
   Interest expense                                                                                 (6,201)
   Interest income                                                                                   1,147
   Loss from equity investments                                                                       (690)
                                                                                              -------------

Income (loss) from continuing operations before income taxes and extraordinary charge              (19,833)
Income taxes                                                                                           503
                                                                                              -------------

Income (loss) from continuing operations before extraordinary charge                               (20,336)
Loss from discontinued operations, net of income tax benefits                                       (6,994)
                                                                                              -------------

Income (loss) before extraordinary charge                                                          (27,330)
Extraordinary charge from early extinguishment of debt, net of income tax benefits                    (604)
                                                                                              -------------

Net income (loss)                                                                                $ (27,934)
                                                                                              =============

Earnings per share -- Basic:
   Income (loss) from continuing operations                                                      $ (1.06)
   Loss from discontinued operations                                                                (.37)
   Extraordinary charge                                                                             (.03)
                                                                                              -------------
Earnings (loss) per share -- Basic:                                                              $ (1.46)
                                                                                              =============

Earnings per share -- Diluted:
   Income (loss) from continuing operations                                                      $ (1.06)
   Loss from discontinued operations                                                                (.37)
   Extraordinary charge                                                                             (.03)
                                                                                              -------------
Earnings (loss) per share -- Diluted:                                                            $ (1.46)
                                                                                              =============

Weighted average shares outstanding:
   Basic                                                                                          19,189
                                                                                              =============

   Diluted                                                                                        19,189
                                                                                              =============


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

                                                                                            SEQUENTIAL
                                                                                            PAGE NUMBER/
EXHIBIT                                                                                     INCORPORATED
NUMBER            TITLE                                                                     BY REFERENCE
-------          -------
3.1              Amended and Restated Articles of Incorporation.                                 *

3.2              Code of Regulations.                                                            **

4.1              First Supplemental Indenture dated September 25, 1998 between
                 Advanced Lighting Technologies, Inc. and The Bank of New York
                 amending the Indenture dated March 18, 1998.                                    ___

10.1             Consolidated Amendment No. 1 to Credit Agreement dated
                 September 10, 1998 among Advanced Lighting Technologies, Inc.,
                 National City Bank, and other financial institutions amending the
                 Credit Agreement dated January 2, 1998.                                         ___

11               Statement Re: Computation of Earnings Per Share                                 ___

12               Statement Re: Computation of Ratio of Earnings to Fixed Charges                 ___

27               Financial Data Schedule                                                         ___

99               Press Release of Advanced Lighting Technologies, Inc., dated
                 November 11, 1998                                                               ___

*      Incorporated by reference to Exhibit of same number in Company's
       Quarterly Report on Form 10-Q for the Quarterly Period ended December 31,
       1996.

**     Incorporated by reference to Company's Registration Statement on Form S-1,
       Registration No. 33-97902, effective December 11, 1995.

(B)  REPORTS ON FORM 8-K.

During the quarter ended September 30, 1998, the Company filed one report on Form 8-K. The Report on Form 8-K was filed on July 7, 1998, reporting under Item 5 certain financial and other information which was included in the Company's registration statement on Form S-4 (Registration No. 333-58609) relating the Company's proposed exchange offer of 8% Senior Notes due 2008. The Form 8-K included the following financial statements:

         Consolidated Balance Sheets as of June 30, 1997 and 1996.

         Consolidated Statements of Operations for the years ended June 30, 1997, 1996 and 1995.

         Statements of Consolidated Shareholders' Equity for the years ended June 30, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995.

         Pro Forma Condensed Combined Statements of Operations for the Company and Ruud Lighting, Inc. for the year ended June 30, 1997 and for the nine months ended March 31, 1998.

         Selected Financial Data for the years ended June 30, 1997, 1996, 1995, 1994 and 1993, and for the nine months ended March 31, 1998 and 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 16, 1998                     ADVANCED LIGHTING TECHNOLOGIES, INC.


                                                     By: /s/ Wayne R. Hellman
                                                         ----------------------
                                                         Wayne R. Hellman
                                                         Chief Executive Officer

                                                     By: /s/ Nicholas R. Sucic
                                                         ----------------------
                                                         Nicholas R. Sucic
                                                         Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION OF EXHIBITS                                                     PAGE NO.
-------     -----------------------                                                     --------

3.1              Amended and Restated Articles of Incorporation.                            *

3.2              Code of Regulations.                                                       **

4.1              First Supplemental Indenture dated September 25, 1998 between
                 Advanced Lighting Technologies, Inc. and The Bank of New York
                 Amending the Indenture dated March 18, 1998.                               ___

10.1             Consolidated Amendment No. 1 to Credit Agreement dated
                 September 10, 1998 among Advanced Lighting Technologies, Inc.,
                 National City Bank, and other financial institutions amending the
                 Credit Agreement dated January 2, 1998.                                    ___

11               Statement Re: Computation of Earnings Per Share                            ___

12               Statement Re: Computation of Ratio of Earnings to Fixed Charges            ___

27               Financial Data Schedule                                                    ___

99               Press Release of Advanced Lighting Technologies, Inc., dated
                 November 11, 1998.                                                         ___

*      Incorporated by reference to Exhibit of same number in Company's
       Quarterly Report on Form 10-Q for the Quarterly Period ended December 31,
       1996.

**     Incorporated by reference to Company's Registration Statement on Form S-1,
       Registration No. 33-97902, effective December 11, 1995.