Form 10-Q/A
period 1998-09-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1999-01-26
CIK 1002125

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                 FORM 10-Q/A


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

EXPLANATORY NOTE

This Form 10-Q/A is filed to revise the September 30, 1998 Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q/A replaces in its entirety the Form 10-Q for the quarterly period ended September 30, 1998 previously filed.


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


FUTURE STRATEGIC DIRECTION


The current uncertainty in the international markets has affected the Company's sales outlook for fiscal 1999. Recent experience in the systems component business confirms a general deceleration of international metal halide growth near-term. The Company is currently estimating that these conditions could result in relatively flat sales during the second half of the fiscal year.

This outlook does not include any incremental sales from the Uni-Form(R) pulse start line, which was introduced in the first quarter of fiscal 1999. The Uni-Form(R) pulse start line is a new generation of metal halide systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. Based on current forecasts, the Company believes sales of the Uni-Form(R) pulse start line could reach $10,000 in fiscal 1999.

As a response to uncertainty in the international markets and a revised sales outlook, the Company is taking a number of positive steps internally to reduce operating expenses and enhance cash flow. On November 11, 1998, the Company announced actions to implement a plan to modify its Pacific Rim expansion strategy, including an evaluation of existing equipment contracts with affiliated companies in the Pacific Rim; revise its global lamp manufacturing strategy; consolidate several lamp manufacturing facilities; consolidate marketing operations in North America and in Europe; exit noncore product lines; reduce corporate overhead, including a reduction of its workforce; reduce capital equipment expansion plans; and defer facilities expansion.


The Company anticipates recording pretax charges of between $10,000 to $21,000 as a result of implementing these changes.


UPDATE ON IN-PROCESS RESEARCH AND DEVELOPMENT

As discussed in previous filings, in connection with the purchase of Deposition Sciences, Inc. ("DSI"), the Company allocated $18.2 million of the $25.4 million purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. DSI's in-process research and development value is comprised of five primary research and development programs, which were in process at the time of the acquisition.

At September 30, 1998, significant progress had been achieved on each of the primary in-process research and development efforts that were underway at DSI as of the acquisition date (January 28, 1998). In general, the Company believes that DSI's research and development efforts are on track with management's plans at the time the transaction occurred. DSI is continuing to invest heavily in the development of new technologies and projects that were underway at the consummation of the transaction. Through September 30, 1998, no significant adjustments have been made in the economic assumptions or expectations which underlie the Company's acquisition decision and related purchase accounting. All of the cited in-process R&D projects are active, and DSI is advancing the science and technology at a rate consistent with both DSI and ADLT expectations.

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


Fiscal 1999 first quarter sales reflect continued growth in the sales and earnings of the Company's core U.S. metal halide operations, which generated 16% internal sales growth over the year ago period, including 34% growth in lamp sales. These increases were offset by reductions in international sales and in non-metal halide products. International sales decreased 1% in the first quarter while sales of non-metal halide lamps decreased 38% in the first quarter. The Company attributes the soft international market to the current international economic environment. Sales of non-metal halide products, an area where the Company has been strategically reducing its presence, also declined at a faster rate than originally anticipated. Finally, domestic sales of metal halide materials decreased 7% in the first quarter, while international sales of metal halide materials decreased 11% in the first quarter.

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


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 95.2% to $4,321 in the first quarter of fiscal 1999 from $2,214 in the first quarter of fiscal 1998. As a percentage of net sales, general and administrative expenses increased to 8.6% in the first quarter of fiscal 1999 from 7.4% in the first quarter of fiscal 1998. The increase as a percentage of net sales was primarily a result of the inability to slow the growth of these expenses quickly enough in light of the slower than expected growth in sales experienced in the first quarter.


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

         Selected Financial Data for the years ended June 30, 1997, 1996, 1995, 1994 and 1993, and for the nine months ended March 31, 1998 and 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.


Date: January 26, 1999                      ADVANCED LIGHTING TECHNOLOGIES, INC.


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

Date:  January 26, 1999

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