Form 10-Q
period 1998-12-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1999-02-17
CIK 1002125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                    FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------- EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1998

                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -------- EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________


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
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


       32000 AURORA ROAD, SOLON, OHIO                     44139
--------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)


                                 440 / 519-0500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

There were 20,226,257 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of January 31, 1999.

                                      INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.


                                                                                                       PAGE NO.

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets - December 31, 1998
                           and June 30, 1998........................................................       2

                      Condensed Consolidated Statements of Operations -- Three months
                           and six months ended December 31, 1998 and 1997 .........................       3

                      Condensed Statement of Consolidated Shareholders' Equity --
                           Six months ended December 31, 1998.......................................       4

                      Condensed Consolidated Statements of Cash Flows -
                           Six months ended December 31, 1998 and 1997..............................       5

                      Notes to Condensed Consolidated Financial Statements..........................       6

Item 2.           Management's Discussion and Analysis of Financial Condition
                         and Results of Operations..................................................      13

Item 3.           Quantitative and Qualitative Disclosures about Market Risk........................      27


PART II           OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders...............................      28

Item 6.           Exhibits and Reports on Form 8-K..................................................      29


SIGNATURES..........................................................................................      30

EXHIBIT INDEX.......................................................................................      31

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                     (Unaudited)       (Audited)
                                                                                     DECEMBER 31,       JUNE 30,
                                                                                        1998              1998
                                                                                   ---------------   ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $  10,656         $  21,917
   Short-term investments                                                                   350               350
   Trade receivables, less allowances of $553 and $397                                   29,552            40,779
   Receivables from related parties                                                       1,697             1,034
   Inventories:
      Finished goods                                                                     29,862            29,556
      Raw materials and work-in-process                                                  21,151            15,184
                                                                                      ---------         ---------
                                                                                         51,013            44,740
   Prepaid expenses                                                                       3,778             3,200
   Deferred taxes                                                                             -             2,192
                                                                                      ---------         ---------
Total current assets                                                                     97,046           114,212

Property, plant and equipment:
   Land and buildings                                                                    38,269            31,429
   Production machinery and equipment                                                    59,435            52,235
   Other equipment                                                                        6,413                 -
   Furniture and fixtures                                                                18,501            18,316
                                                                                      ---------         ---------
                                                                                        122,618           101,980
   Less accumulated depreciation                                                         14,494            11,952
                                                                                      ---------         ---------
                                                                                        108,124            90,028

Deferred taxes                                                                            3,171             2,892
Receivables from related parties                                                          4,919             3,157
Net assets associated with discontinued operations                                          278             5,193
Investments in affiliates                                                                22,109            20,591
Other assets                                                                              7,750             8,878
Intangible assets                                                                        33,610            34,377
Excess of cost over net assets of businesses acquired, net                               53,089            32,524
                                                                                      ---------         ---------
                                                                                      $ 330,096         $ 311,852
                                                                                      =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt                              $   1,953         $   1,960
   Accounts payable                                                                      19,842            14,967
   Payables to related parties                                                            1,653               618
   Employee-related liabilities                                                           4,620             3,259
   Accrued income and other taxes                                                           664             2,729
   Other accrued expenses                                                                14,512            13,042
                                                                                      ---------         ---------
Total current liabilities                                                                43,244            36,575

Long-term debt                                                                          160,499           117,332
Other liabilities                                                                           465               766
Deferred taxes                                                                            3,171             3,059

Shareholders' equity
   Preferred stock, $.001 par value, 1,000 shares authorized, no shares issued                -                 -
   Common stock, $.001 par value, 80,000 shares authorized, 20,226 shares issued and outstanding as of December 31, 1998 and 20,189 shares issued
       and outstanding as of June 30, 1998                                                   20                20
   Paid-in-capital                                                                      190,295           172,900
   Accumulated other comprehensive income                                                    54                 -
   Loan receivable from officer                                                          (9,168)                -
   Retained earnings (deficit)                                                          (58,484)          (18,800)
                                                                                      ---------         ---------
                                                                                        122,717           154,120
                                                                                      ---------         ---------
                                                                                      $ 330,096         $ 311,852
                                                                                      =========         =========


See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except per share dollar amounts)

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         DECEMBER 31,                      DECEMBER 31,
                                                                  -------------------------         -------------------------
                                                                    1998             1997             1998             1997
                                                                  --------         --------         --------         --------

Net sales                                                         $ 37,944         $ 31,879         $ 88,302         $ 61,816

Costs and expenses:
   Cost of sales                                                    30,073           18,467           59,709           35,793
   Marketing and selling                                            10,283            4,915           19,142            9,331
   Research and development                                          5,405            1,822            9,153            3,221
   General and administrative                                        5,129            2,006            9,450            4,220
   Fiber optic joint venture formation costs                             -                -                -              212
   Special charges                                                  13,292                -           13,292                -
   Amortization of intangible assets                                   678              211            1,237              425
                                                                  --------         --------         --------         --------
Income (loss) from operations                                      (26,916)           4,458          (23,681)           8,614

Other income (expense):
   Interest expense                                                 (3,431)               -           (6,158)            (327)
   Interest income                                                     328              281              566              808
   Loss from equity investments                                       (272)               -             (461)               -
                                                                  --------         --------         --------         --------

Income (loss) from continuing operations
   before income taxes                                             (30,291)           4,739          (29,734)           9,095
Income taxes                                                         3,515            1,706            3,784            3,274
                                                                  --------         --------         --------         --------

Income (loss) from continuing operations                           (33,806)           3,033          (33,518)           5,821
Discontinued operations
   Loss from operations of discontinued business
      (net of income tax benefits of $135 and $303 for the
      three month and six month periods, respectively)                   -             (241)               -             (539)
   Loss on disposal of discontinued business,
      including provision of $1,166 for operating
      losses during phase-out period                                (6,166)               -           (6,166)               -
                                                                  --------         --------         --------         --------

Net income (loss)                                                 $(39,972)        $  2,792         $(39,684)        $  5,282
                                                                  ========         ========         ========         ========

Earnings per share -- Basic:
  Income (loss) from continuing operations                        $  (1.67)        $    .18         $  (1.66)        $    .36
  Loss from discontinued operations                                   (.31)            (.01)            (.30)            (.04)
                                                                  --------         --------         --------         --------
Earnings (loss) per share -- Basic                                $  (1.98)        $    .17         $  (1.96)        $    .32
                                                                  ========         ========         ========         ========

Earnings per share -- Diluted:
  Income (loss) from continuing operations                        $  (1.67)        $    .18         $  (1.66)        $    .35
  Loss from discontinued operations                                   (.31)            (.01)            (.30)            (.03)
                                                                  --------         --------         --------         --------
Earnings (loss) per share -- Diluted                              $  (1.98)        $    .17         $  (1.96)        $    .32
                                                                  ========         ========         ========         ========

Weighted average shares outstanding:
    Basic                                                           20,222           16,506           20,215           16,378
                                                                  ========         ========         ========         ========

    Diluted                                                         20,222           16,778           20,215           16,702
                                                                  ========         ========         ========         ========



See notes to condensed consolidated financial statements.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
      CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)



                                                           SIX MONTHS ENDED DECEMBER 31, 1998
                           ---------------------------------------------------------------------------------------------------
                                                                      ACCUMULATED        LOAN
                                COMMON STOCK                             OTHER        RECEIVABLE     RETAINED
                           ------------------------     PAID-IN       COMPREHENSIVE      FROM        EARNINGS
                            SHARES      PAR VALUE       CAPITAL         INCOME         OFFICER       (DEFICIT)       TOTAL
                           ----------   -----------   ------------  ----------------  -----------  ------------- -------------

Balance at July 1, 1998       20,189          $ 20      $ 172,900        $        -     $      -      $ (18,800)    $ 154,120

Net loss                                                                                                (39,684)      (39,684)

Foreign currency
  translation adjustment                                                         54                                        54

Loan to officer                                                                           (9,168)                      (9,168)

Valuation adjustment of
  shares issued in connection
  with the purchase of
  Ruud Lighting, Inc.                                      16,928                                                      16,928

Issuance of shares in
  connection with the
  purchase of a business           2             -             29                                                          29

Stock options exercised           17             -            279                                                         279

Stock purchases
  by employees                    18             -            159                                                         159
                           ----------   -----------   ------------  ----------------  -----------  ------------- -------------

BALANCE AT
  DECEMBER 31, 1998           20,226          $ 20       $190,295        $       54     $ (9,168)     $ (58,484)     $122,717
                           ==========   ===========   ============  ================  ===========  ============= =============




See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                    SIX MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                            ---------------------------------
                                                                                1998               1997
                                                                            -------------      --------------
OPERATING ACTIVITIES
   Income (loss) from continuing operations                                    $ (33,518)            $ 5,821
   Adjustments to reconcile income (loss) from continuing
      operations to net cash used in operating activities:
         Depreciation                                                              3,235               1,403
         Amortization                                                              1,237                 425
         Deferred income taxes                                                     3,429                 868
         Special charges and terminated equipment contracts                       22,116                   -
         Changes in operating assets and liabilities, excluding effects of acquisitions and discontinued operations:
            Trade receivables                                                     (4,038)             (2,289)
            Inventories                                                           (5,543)             (4,335)
            Prepaids and other assets                                             (1,427)             (2,496)
            Accounts payable and accrued expenses                                  1,336              (2,551)
            Other                                                                   (266)                  -
                                                                            -------------      --------------
                                Net cash used in operating activities            (13,439)             (3,154)

INVESTING ACTIVITIES
   Capital expenditures                                                          (17,803)             (1,836)
   Purchases of businesses                                                        (5,024)                  -
   Investments in affiliates                                                      (2,837)             (3,252)
   Use of net proceeds from public offering:
      Capital expenditures                                                             -              (8,329)
      Investments in affiliates                                                        -              (4,835)
                                                                            -------------      --------------
                                Net cash used in investing activities            (25,664)            (18,252)

FINANCING ACTIVITIES
   Proceeds from revolving credit facility                                       156,624              35,010
   Payments of revolving credit facility                                        (113,724)            (35,485)
   Proceeds from long-term debt                                                      868               3,165
   Payments of long-term debt and capital leases                                  (2,674)             (2,103)
   Issuance of common stock                                                          438                 532
   Loan to officer                                                                (9,000)                  -
   Net proceeds from public offering                                                   -              69,320
   Use of net proceeds from public offering:
      Payment of long-term debt and revolving credit facility                          -             (33,000)
                                                                            -------------      --------------
                            Net cash provided by financing activities             32,532              37,439

Net cash used in discontinued operations                                          (4,690)             (3,723)
                                                                            -------------      --------------

Increase (Decrease) in cash and cash equivalents                                 (11,261)             12,310
Cash and cash equivalents, beginning of period                                    21,917               4,198
                                                                            -------------      --------------

                             CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 10,656            $ 16,508
                                                                            =============      ==============

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                               $ 5,070               $ 587
     Income taxes paid                                                               211               1,077
     Capitalized interest                                                            458                 416
     Noncash transactions
         Equipment acquired through capital leases                                     -                 376
         Stock issued for purchase of business                                        29                   -

     Detail of acquisitions:
         Assets acquired                                                         $ 9,688                   -
         Liabilities assumed                                                      (4,570)                  -
         Stock issued for purchase of business                                       (29)                  -
                                                                            -------------      --------------
         Cash paid                                                                 5,089                   -
             Less cash acquired                                                      (65)                  -
                                                                            -------------      --------------
         Net cash paid for acquisitions                                          $ 5,024                   -
                                                                            =============      ==============


See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1998
                          (Dollar amounts in thousands)



A.    ORGANIZATION

Advanced Lighting Technologies, Inc. (the "Company" or "ADLT") is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, including materials, system components, systems and production equipment.

B. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, including adjustments of a normal and recurring nature as well as the special charges described in Note G. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998. Operating results for the three months and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs. The Company is required to adopt the SOP on July 1, 1999 and, upon adoption, expense all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle. Management is reviewing its capitalization policies and determining the impact that the adoption of this SOP is expected to have on its consolidated results of operations and financial position. At December 31, 1998, the Company estimates that it had approximately $2,650 of start-up costs included in its consolidated balance sheet.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1998
                          (Dollar amounts in thousands)



C.  COMPREHENSIVE INCOME (CONTINUED)

The Company had a comprehensive loss of $40,184 for the three months ended December 31, 1998 and comprehensive income of $2,792 for the three months ended December 31, 1997. The Company had a comprehensive loss of $39,630 for the six months ended December 31, 1998 and comprehensive income of $5,282 for the six months ended December 31, 1997. The Company's adoption of FAS No. 130 had no effect on the Company's reported results of operations or financial position.

D.  REVOLVING BANK CREDIT FACILITY

On October 19, 1998, the Company voluntarily reduced the maximum committed availability under its revolving credit facility ("Credit Facility") provided by several North American financial institutions (the "Lenders") to $65,000 from $85,000. In February 1999, the Company and the Lenders amended the Credit Facility to provide for future borrowing under an arrangement pursuant to which the availability of borrowing is determined by the Company's eligible accounts receivable, eligible inventories and certain other assets. Borrowings under the Credit Facility are limited to $55,000 with additional borrowings subject to the approval of all Lenders. Based on the amended terms of the Credit Facility, the Company would have had $6,400 in available borrowings as of December 31, 1998.

The Credit Facility has a term expiring April 1, 2000. The Company is actively seeking alternative financing sources and intends to replace the existing Credit Facility.

Interest rates on loans outstanding are based on the agent bank's prime rate plus 1% to May 31, 1999 and plus 2% thereafter. The Company is also obligated to pay a facility fee of .375% on the amount of the facility. The facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants with respect to income levels, cash availability and net worth. The principal security for the facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries, certain real estate and a pledge of stock of each of the Company's principal subsidiaries.

E.  SENIOR NOTES OFFERING

On March 13, 1998, the Company sold $100,000 of Senior Notes due March 15, 2008, resulting in net proceeds of approximately $96,150. The Notes have an annual coupon rate of 8% and interest is payable semiannually on March 15 and September
15. There are no sinking fund requirements.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1998
                          (Dollar amounts in thousands)



E.  SENIOR NOTES OFFERING (CONTINUED)

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

F.  RELATED PARTY TRANSACTIONS

Pursuant to a loan agreement dated October 8, 1998, between the Company and its Chairman and Chief Executive Officer ("the CEO"), the Company has loaned $9,000 to its CEO for a one-year term at an interest rate of 8%. The loan was made following approval by the Company's Board of Directors. The proceeds of the loan were used by the Company's CEO to reduce the outstanding principal balance of a margin account loan, which is secured by 2,053,070 shares of the Company's Common Stock owned by the CEO and a related entity. In connection with the loan, the Company's Board of Directors asked for and received the CEO's agreement to extend the term of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company's Common Stock in any manner except pursuant to the existing agreements governing the CEO's margin account, without the consent of the Company's Board of Directors. As of December 31, 1998, $168 of interest was accrued on the loan.

In connection with the actions described in Note G, the Company recognized $374 in cost of sales for the write-down of specialty inventory and $764 in research and development expenses related to transactions with affiliates.

G.  SPECIAL CHARGES AND TERMINATED EQUIPMENT CONTRACTS

During the quarter ended December 31, 1998, the Company recorded special charges related to significant changes in its operations, which are intended to accelerate and intensify the Company's focus on its metal halide products and significantly reduce its use of cash resources.

The special charges principally relate to the execution of the Company's shift in strategic direction and include: limiting Pacific Rim expansion; changing global lamp manufacturing strategy; restructuring marketing operations in North America and Europe; accelerating an exit from noncore product lines; reducing excess overhead including staffing reductions; consolidating an equipment manufacturing operation into the Company's Solon, Ohio facility and significantly reducing the size of the operation; and, reducing capital expenditures.

The special charges were determined in accordance with formal plans developed by the Company's management and approved by the Company's Board of Directors using the best information available to it at the time. Actions associated with closing facilities began in the second quarter and are expected to be completed in the third quarter of fiscal 1999. Employees were terminated enterprise-wide from almost all areas and units of the Company. Substantially all of the 241 terminated employees left the Company

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1998
                          (Dollar amounts in thousands)



G.  SPECIAL CHARGES AND TERMINATED EQUIPMENT CONTRACTS (CONTINUED)

before December 31, 1998, with the remainder scheduled to leave by March 31, 1999. Assets that are no longer in use have been sold or were written-down to their estimated fair values at December 31, 1998. The amounts the Company will ultimately incur may change as the plans are executed.

Details of the actions and related special charges recorded during the quarter ended December 31, 1998 are summarized as follows:

                                                             CHARGED TO         CHARGES        BALANCE AS OF
            DESCRIPTION                  CASH/NONCASH        OPERATIONS         UTILIZED      DECEMBER 31, 1998
------------------------------------   ------------------   --------------    ------------    -----------------
Limit Pacific Rim Expansion
     Severance                         Cash                      $    489        $    277              $   212
     Lease/contract cancelations       Cash/Noncash                   779             229                  550
     Write-down of assets              Noncash                      1,700           1,700                    -
     Shut-down costs of facilities     Cash                           197               -                  197

Change in Global Manufacturing Strategy
     Severance                         Cash                           328             218                  110
     Write-down of assets              Noncash                      3,237           3,237                    -
     Shut-down costs of facilities     Cash                           224             208                   16

Restructure Marketing Operations in North America and Europe
     Severance                         Cash                           264             101                  163
     Lease/contract cancelations       Cash                           293              20                  273
     Write-down of assets              Noncash                      1,723           1,723                    -
     Shut-down costs of facilities     Cash                           238               -                  238

Reduce Staffing Requirements           Cash/Noncash                 1,913             688                1,225

Exit Noncore Inventory Products        Noncash                        261             261                    -

Write-off Long-Lived Assets            Cash/Noncash                 2,201           2,009                  192

Other                                  Cash                           253              12                  241
                                                            --------------    ------------    -----------------

                                                                 $ 14,100        $ 10,683              $ 3,417
                                                            ==============    ============    =================




The special charges of $14,100 are classified in the condensed consolidated statement of operations as cost of goods sold ($808) and special charges ($13,292). The Company incurred additional costs of $374 and $764, as described in Note F, related to the above actions.

In addition to the special charges recorded during the quarter ended December 31, 1998, the Company anticipates that, in completing the actions required by the plans, additional pretax charges estimated to be $2,000 will be incurred during the third and fourth quarters of fiscal 1999. All actions required by the plans are expected to be completed by September 30, 1999.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1998
                          (Dollar amounts in thousands)


G.  SPECIAL CHARGES AND TERMINATED EQUIPMENT CONTRACTS (CONTINUED)

In conjunction with limiting its Pacific Rim expansion, the Company terminated production equipment contracts related to the completion of four lamp manufacturing equipment groups. Accordingly, in the quarter ended December 31, 1998, the Company reversed previously recognized sales of $14,961 and cost of sales of $6,413 related to these contracts, which were accounted for under the percentage-of-completion method.

During the fiscal year ended June 30, 1998, the Company recorded special charges related to an assessment of the Company's global power supply operations. The special charges of $17,984 principally related to the Company's decision to refocus and restructure its recently acquired global power supply operations to concentrate exclusively on opportunities in metal halide. With the January 1998 acquisition of Ruud Lighting, Inc., the Company accelerated the rationalization of its existing power supply manufacturing operations and distribution activities in order to capitalize on new opportunities not previously available. This assessment resulted in the discontinuance of certain power supply products at the Company's power supply facilities and the write-down of certain intangible, fixed and other assets. The actions required by the plans related to the global power supply operations are expected to be completed by March 31, 1999.

Details of the activity related to the fiscal 1998 special charges for the six months ended December 31, 1998 are summarized as follows:

                                                              BALANCE AS OF     CHARGES        BALANCE AS OF
            DESCRIPTION                  CASH/NONCASH         JUNE 30, 1998    UTILIZED       DECEMBER 31, 1998
------------------------------------   ------------------   ------------------------------    -----------------

     Severance                         Cash                         $ 460           $ 417                 $ 43
     Lease/contract cancelations       Cash                           253             139                  114
                                                            --------------    ------------    -----------------

                                                                    $ 713           $ 556                $ 157
                                                            ==============    ============    =================


The balances of the accruals related to the special charges as of December 31, 1998, were classified in the consolidated balance sheet as other accrued expenses.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1998
                          (Dollar amounts in thousands)



H. INCOME TAXES

At June 30, 1998, the Company had net operating loss carryforwards ("NOLs") of $1,960 available to reduce future United States federal taxable income, which expire 2008 through 2011.

The Company also has research and development credit carryforwards for tax purposes of approximately $850, which expire 2005 through 2013. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $1,000, which may be used indefinitely to reduce regular federal income taxes.

Also, at June 30, 1998, the Company had foreign net operating loss carryforwards for tax purposes totaling $2,000 that expire in 2006 and $403 that have no expiration dates.

For the six months ended December 31, 1998, the Company reported a pretax loss from continuing operations, including special charges, of $29,734 and a pretax loss on the discontinued operations of the Microsun business of $6,166, which created $35,900 of operating losses and future tax deductions for financial reporting purposes. Accordingly, at December 31, 1998, the Company recorded a valuation allowance for deferred tax assets of $15,503 related to all NOLs, tax credits and net deductible tax differences.

I.  DISCONTINUED OPERATIONS, MICROSUN BUSINESS

In March 1998, the Company approved a plan to distribute to its shareholders, as a tax-free spin-off transaction estimated to be completed by December 31, 1998, all of the ownership of Microsun Technologies, Inc., the subsidiary primarily responsible for development, design, assembly and marketing of metal halide portable fixtures for hospitality and residential uses. As a result, the consolidated financial statements of ADLT were reclassified to reflect the results of operations of Microsun as a discontinued operation in accordance with generally accepted accounting principles.

Because of deterioration of the capital markets subsequent to June 30, 1998 and the inability to raise capital necessary to spin-off the Microsun business, the Company revised its plan for the disposition of Microsun. During December 1998, the Company concluded that it would wind-down the operations, close the manufacturing facilities and liquidate the assets of Microsun.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1998
                          (Dollar amounts in thousands)



I.  DISCONTINUED OPERATIONS, MICROSUN BUSINESS (CONTINUED)

As of December 31, 1998, the wind-down of the business was nearing completion. In doing so, a provision for disposal of $5,000 was recorded for the write-down of assets to net realizable value and costs related to shut-down and severance.

Summary operating information for Microsun for the three-month and six-month periods ended December 31, 1998 and 1997, is presented below for informational purposes only and does not necessarily reflect what the results of operations would have been had Microsun operated as a stand-alone entity.

                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       DECEMBER 31,                       DECEMBER 31,
                                ----------------------------      -----------------------------
                                   1998            1997               1998            1997
                                ------------    ------------      -------------   -------------
Sales                               $ 1,760           $ 850            $ 2,689         $ 1,155
Costs and expenses                    3,653           1,226              5,878           1,997
                                ------------    ------------      -------------   -------------
Loss before income taxes              1,893             376              3,189             842
Income tax:
   Benefit                              644             135              1,085             303
   Valuation allowance                 (396)              -               (396)              -
                                ------------    ------------      -------------   -------------
Net loss                            $ 1,645           $ 241            $ 2,500           $ 539
                                ============    ============      =============   =============

Operating losses from the measurement date (March 31, 1998) through the date of disposal (December 31, 1998) were $10,266 ($6,784, net of income tax benefits of $3,482). At March 31, 1998, the Company estimated operating losses through the date of disposal of $9,100 ($6,014, net of income tax benefits of $3,086) based on losses expected to be incurred through the date of spin-off of the business. Actual operating losses through the completed disposal date of December 31, 1998 exceeded the estimate by $1,166, given the change in the manner in which the business was disposed. At December 31, 1998, as further discussed in Note H, a valuation allowance was recorded for the income tax benefits arising from the Microsun discontinued operations.

At December 31, 1998, the net assets of the disposed business of $278, consisted of approximately $3,688 of current assets, $3,529 of current liabilities, $548 of noncurrent assets and $429 of noncurrent liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(In thousands, except per share amounts)

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

GENERAL

The Company designs, manufactures and markets metal halide lighting products, including materials, systems and components. Metal halide lighting is currently used primarily in commercial and industrial applications such as factories and warehouses, outdoor site and landscape lighting, sports facilities and large retail spaces such as superstores. With the January 1998 acquisition of Deposition Sciences, Inc., the Company also manufactures and markets turnkey deposition equipment to produce thin film coatings for a variety of applications. Systems, components and materials revenue is recognized when products are shipped, and production equipment revenue is recognized under the percentage of completion method.

Consistent with the Company's strategy for new product introductions, the Company invests substantial resources in research and development to engineer materials and system components to be included in customers' specialized lighting systems. Over the last three fiscal years, the Company has spent an aggregate of $17,310 on research and development, representing 5.7% of aggregate net sales from continuing operations over that period. During the six months ended December 31, 1998, the Company spent $9,153 on research and development, representing 10.4% of net sales for that period. Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form(R) pulse start products. Uni-Form(R) pulse start products are a new generation of metal halide systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

The Company also has invested substantial resources in acquisitions and strategic investments. In January 1998, the Company acquired Ruud Lighting, Inc. and Deposition Sciences, Inc. These acquisitions enabled the Company to complete the assembly of the necessary operations to take a leadership role in the development, manufacturing and marketing of new and better products in the growing metal halide lighting industry.

RECENT DEVELOPMENTS

PLANS ANNOUNCED IN THE SECOND QUARTER-The Company has implemented plans resulting in changes to its operations intended to accelerate and intensify the Company's focus on its metal halide products, insulate it from deteriorating international markets and the anticipated decline of non-core products, integrate fully its core and acquired U.S. operations to produce profitable growth, and reduce and redirect its use of cash resources. This comes in response to a reduction in the Company's revenues in the first quarter of fiscal 1999 as compared to the fourth quarter of fiscal 1998 and due to economic conditions in general, especially outside the United States. To implement this strategy, the Company has taken or is taking the following actions:

         - Limiting Pacific Rim Expansion. In recognition of the near-term effects of the crisis in Asian capital markets, the Company modified its expansion plans in the Pacific Rim and is acting to limit its exposure by limiting further investment in Pacific Rim ventures. The Company has retained several lamp manufacturing equipment groups, which were originally expected to be shipped to Asia pursuant to equipment contracts with Pacific Rim companies, and has moved the equipment to its Solon, Ohio facility.

         - Changing Global Lamp Manufacturing Strategy. The Company is revising its current global lamp manufacturing strategy to reduce the overall cost of its lamps, including consideration of moving some production to the manufacturing facilities of foreign joint ventures. In addition, to reduce costs related to its lamp production activities, the Company has consolidated its Bellevue, Ohio specialty lamp manufacturing operations into its Solon lamp manufacturing facility.

         - Restructuring Marketing Operations in North America and Europe. The Company is restructuring its marketing operations in Canada to eliminate certain distribution channels and centers. Warehouses in Toronto and Vancouver will be closed. OEM and plant growth sales channels will be retained and serviced out of Solon, Ohio. Aftermarket lamp sales will be serviced through a distributor, which the Company is currently seeking.

              The Company is also restructuring its marketing operations in Europe and the U.K. to make them more cost efficient. Sales offices in France, Italy and Germany will be closed and future sales in those locations will be handled by commissioned sales agents. Actions in the U.K. include consolidation of locations and other related cost reduction activities.

         - Accelerating Exit from Noncore Products Lines. The Company has eliminated the remaining non-metal halide product lines being sold by its Canadian operations. The Company has sold these product lines and inventory to a third party.

         - Consolidating Equipment Manufacturing Operation into Solon, Ohio Facility. The Company's equipment manufacturing operation in Bellevue, Ohio has been closed. Machinery, equipment and research and development facilities necessary to allow the Company to continue manufacturing and support of lamp production equipment, at reduced levels, has been moved to the Company's Solon, Ohio facility. The Company has temporarily ceased the manufacturing and sale of turnkey lamp production equipment groups.

         - Reducing Corporate and Administrative Overhead. The Company was increasing its corporate and administrative staff levels to support its aggressive growth goals. In light of its focus on internal growth, instead of continued acquisitions and joint ventures, the Company has reduced its corporate overhead, including a significant reduction in staff levels.

         - Reducing Capital Expenditures. Previously announced plans to spend approximately $20 million on capital expansion, primarily production equipment, and approximately $14.5 million on facilities improvements in fiscal 1999 have been substantially reduced. Capital expenditures for the last two quarters of fiscal 1999 are estimated to be $4.0 million.

The decision to terminate the foreign equipment contracts resulted in a reversal of sales of $14,961 and cost of sales of $6,413 in the second quarter, which were previously recorded under the percentage of completion method. This reversal reduced operating income by $8,548 ($0.42 per share). Had the sales related to the terminated equipment contracts not been reversed, reported sales and cost of sales would have been as follows:

                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                      DECEMBER 31, 1998                 DECEMBER 31, 1998
                                ----------------------------      -----------------------------
                                   SALES        COST OF SALES        SALES        COST OF SALES
                                ------------    ------------      -------------   -------------
          As reported              $ 37,944        $ 30,073           $ 88,302        $ 59,709

          Pro forma                  52,905          36,486            103,263          66,122

The remaining actions noted above resulted in $14,100 in special charges ($0.70 per share) during the second quarter. The charges are classified in the condensed consolidated statement of operations as cost of goods sold ($808) and special charges ($13,292). In connection with the above actions, the Company incurred additional costs of $374 and $764 related to cost of sales and research and development expense for transactions with affiliates. The Company anticipates that an additional $2,000 per quarter, related to these actions, will be incurred during the third and fourth quarters of fiscal 1999.

REVOLVING BANK CREDIT FACILITY-On October 19, 1998, the Company voluntarily reduced the maximum committed availability under its revolving credit facility ("Credit Facility") provided by several North American financial institutions (the "Lenders") to $65,000 from $85,000. In February 1999, the Company and the Lenders amended the Credit Facility to provide for future borrowing under an arrangement pursuant to which the availability of borrowing is determined by the Company's eligible accounts receivable, eligible inventories and certain other assets. Borrowings under the Credit Facility are limited to $55,000 with additional borrowings subject to the approval of all Lenders. Based on the amended terms of the Credit Facility, the Company would have had $6,400 in available borrowings as of December 31, 1998.

The Credit Facility has a term expiring April 1, 2000. The Company is actively seeking alternative financing sources and intends to replace the existing Credit Facility.

DISCONTINUED OPERATIONS, MICROSUN BUSINESS

In March 1998, the Company approved a plan to distribute to its shareholders, as a tax-free spin-off transaction estimated to be completed by December 31, 1998, all of the ownership of Microsun Technologies, Inc., the subsidiary primarily responsible for development, design, assembly and marketing of metal halide portable fixtures for hospitality and residential uses. As a result, the consolidated financial statements of ADLT were reclassified to reflect the results of operations of Microsun as a discontinued operation in accordance with generally accepted accounting principles.

Because of deterioration of the capital markets subsequent to June 30, 1998 and the inability to raise capital necessary to spin-off the Microsun business, the Company revised its plan for the disposition of Microsun. During December 1998, the Company concluded that it would wind-down the operations, close the manufacturing facilities and liquidate the assets of Microsun.

As of December 31, 1998, the wind-down of the business was nearing completion. In doing so, a loss on disposal of $6,166 was recorded, which included $1,166 for operating losses during the phase-out period and $5,000 related to the write-down of assets to net realizable value and costs related to shut-down and severance.

UPDATE ON IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the January 1998 purchase of Deposition Sciences, Inc. ("DSI"), the Company allocated $18.2 million of the $25.4 million purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

DSI's in-process research and development value is comprised of five primary research and development programs, which were in-process at the time of the acquisition. At December 31, 1998, significant progress had been achieved on each of the primary in-process research and development efforts that were underway at DSI as of the acquisition date (January 28, 1998). In general, the Company believes that DSI's research and development efforts are on track with management's plans at the time the transaction occurred. DSI is continuing to invest heavily in the development of new technologies and projects that were underway at the consummation of the transaction. Through December 31, 1998, no significant adjustments have been made in the economic assumptions or expectations which underlie the Company's acquisition decision and related purchase accounting. All of the cited in-process research and development projects are active, and DSI is advancing the science and technology at a rate consistent with both DSI and ADLT expectations.

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's Condensed Consolidated Statements of Operations for the indicated periods:

                                                      Three Months Ended              Six Months Ended
                                                         December 31,                   December 31,
                                                 ---------------------------    --------------------------
                                                     1998           1997           1998            1997
                                                 ------------   ------------    -----------   ------------

Net sales                                             100%           100%           100%           100%

Costs and expenses:
   Cost of sales                                     79.3           57.9           67.6           57.9
   Marketing and selling                             27.1           15.4           21.7           15.1
   Research and development                          14.2            5.7           10.4            5.2
   General and administrative                        13.5            6.3           10.7            6.8
   Fiber optic joint venture formation costs            -              -              -            0.4
   Special charges                                   35.0              -           15.0              -
   Amortization of intangible assets                  1.8            0.7            1.4            0.7
                                                   ------          -----          -----          -----
Income (loss) from operations                       (70.9)          14.0          (26.8)          13.9

Other income (expense):
   Interest expense                                  (9.1)             -           (7.0)          (0.5)
   Interest income                                    0.9            0.9            0.6            1.3
   Loss from equity investments                      (0.7)             -           (0.5)             -
                                                   ------          -----          -----          -----

Income (loss) from continuing operations
  before income taxes                               (79.8)          14.9          (33.7)          14.7
Income taxes                                          9.3            5.4            4.3            5.3
                                                   ------          -----          -----          -----

Income from (loss) continuing operations            (89.1)           9.5          (38.0)           9.4
Loss from discontinued operations,
   net of income tax benefits                       (16.2)          (0.7)          (6.9)          (0.9)
                                                   ------          -----          -----          -----

Net income (loss)                                  (105.3)%          8.8%         (44.9)%          8.5%
                                                   ======          =====          =====          =====




Factors which have affected the results of operations for the second quarter and first six months of fiscal 1999 as compared to the second quarter and first six months of fiscal 1998 are discussed below.

QUARTER ENDED DECEMBER 31, 1998 COMPARED WITH QUARTER ENDED DECEMBER 31, 1997

Net sales. Net sales increased 66.0% to $52,905 for the second quarter of fiscal 1999 from $31,879 for the second quarter of fiscal 1998, excluding the terminated equipment contracts noted above. Net sales, excluding lamp equipment sales and terminated equipment contracts, rose $23,688 or 82.2% to $52,488 for the second quarter of fiscal 1999 from $28,800 for the second quarter of fiscal 1998. Ruud Lighting and Deposition Sciences, acquired by the Company in January 1998, contributed $21,254 of this increase.

Fiscal 1999 second quarter sales reflect continued growth in the sales and earnings of the Company's core U.S. metal halide operations, which was offset by reductions in overseas sales and in non-metal halide products. The Company's metal halide sales increased 18% (29% increase in the United States) from the year ago period, excluding acquisitions and equipment sales and sales reversals. Metal halide sales grew to 83% of total sales from 76.5% a year earlier. The Company's core metal halide materials business, a key indicator of industry trends, was up 21% from the prior year's quarter. Geographically, these sales grew approximately 21% in the U.S. and 22% outside the U.S.

Sales outside the United States declined 16%, excluding acquisitions. The Company attributes the soft overseas market to the current international economic environment. Sales of non-metal halide products, an area where the Company has been strategically reducing its presence, declined 30% excluding acquisitions.

Costs and Expenses. The Company's restructuring efforts in the second quarter resulted in a significant disruption of the ongoing business of the Company, and as a result, a significant increase in its costs and expenses. The biggest single area of increased costs occurred as a result of the consolidation of the lamp and equipment operations. Three manufacturing sites were consolidated into one, which together with employee terminations, resulted in severe workforce disruption. Simultaneously, the Company attempted to accelerate production of new products such as Uni-Form(R) pulse start and began the implementation of extensive, new information systems. Largely as a result of these initiatives, the Company incurred significantly higher costs related to quality, rework and productivity issues, which are estimated to be $5,500, but which are not classified as special charges.

The Company believes that quality, rework and productivity challenges will likely be encountered over the next several quarters as the Company seeks to fully-integrate its operations and continues the aggressive launch of the Uni-Form(R) pulse start line. It estimates that its higher than normal expenses in this regard will approximate $3,500 in the third quarter, $2,500 in the fourth quarter and $1,000 in the first quarter of fiscal 2000.

Cost of Sales. Cost of sales increased 98.0% to $35,678 in the second quarter of fiscal 1999 from $18,467 in the second quarter of fiscal 1998, excluding the $6,413 reduction in cost of sales related to the terminated equipment contracts discussed above and $808 in inventory write-downs related to special charges. The increase was primarily attributable to higher sales levels and to the disruption caused by the Company's restructuring activities noted above. As a percentage of net sales, excluding the terminated equipment contracts and inventory write-downs, cost of sales increased to 67.4% in the second quarter of fiscal 1999 from 57.9% in the second quarter of fiscal 1998. The Company believes that the benefit of its restructuring actions, together with its ongoing efforts to cut costs, should begin to gradually reduce the Company's cost of sales as a percentage of sales to approximately 60% within the next twelve months.

Marketing and Selling Expenses. Marketing and selling expenses increased 109.2% to $10,283 in the second quarter of fiscal 1999 from $4,915 in the second quarter of fiscal 1998. As a percentage of net sales, excluding the equipment sales reversal, marketing and selling expenses increased to 19.4% in the second quarter of fiscal 1999 from 15.4% in the second quarter of fiscal 1998. This increase is primarily a result of increased expenses incurred in connection with the launch of the Company's Uni-Form(R) pulse start products. The Company anticipates the sales of these products to increase and that the level of marketing and selling expenses will decline gradually over the next several quarters to approximately 16.5% of sales.

Research and Development Expenses. Research and development expenses increased 196.7% to $5,405 in the second quarter of fiscal 1999 from $1,822 in the second quarter of fiscal 1998. This increase arose from increased spending for the: (i) expansion of the new line of Uni-Form(R) pulse start products (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems;
(iii) development of new materials for the world's major lighting manufacturers; and (iv) research and development efforts aimed at improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. As a percentage of net sales, excluding the terminated equipment contracts, research and development expenses increased to 10.2% in the second quarter of fiscal 1999 from 5.7% in the second quarter of fiscal 1998. The Company anticipates this level of expense to decline gradually over the next several quarters to approximately 6.0%.

General and Administrative Expenses. General and administrative expenses increased 155.7% to $5,129 in the second quarter of fiscal 1999 from $2,006 in the second quarter of fiscal 1998. The increase in general and administrative expenses of $3,123 relates to an overall increase in the size and complexity of the Company and relates in part to fully-integrating its core and acquired U.S. operations and the implementation of extensive, new information systems. Expense increases primarily reflect travel, personnel and related costs, equipment depreciation and rent, legal and consultant fees, and communications costs. As a percentage of net sales, excluding the terminated equipment contracts, general and administrative expenses increased to 9.7% in the second quarter of fiscal 1999 from 6.3% in the second quarter of fiscal 1998.

Special Charges. See discussion of special charges under "Recent Developments" and Note G of "Notes to Condensed Consolidated Financial Statements (Unaudited)" for further discussion.

Amortization of Intangible Assets. Amortization expense increased to $678 in the second quarter of fiscal 1999 from $211 in the second quarter of fiscal 1998 due to the amortization of goodwill and other intangible assets related to the acquisitions of Ruud Lighting and Deposition Sciences which were completed in January 1998.

Income (Loss) from Operations. As a result of the aforementioned factors, during the second quarter of fiscal 1999, the Company incurred a loss from operations of $26,916, as compared to income from operations of $4,458 during the second quarter of fiscal 1998. Excluding the special charges and terminated equipment contracts mentioned above, the loss from operations was $4,268.

Interest Expense. Interest expense amounted to $3,431 in the second quarter of fiscal 1999, as compared to no expense in the second quarter of fiscal 1998. This increase was the result of the higher average debt outstanding and a reduction in capitalized interest on self-constructed assets during the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998.

Interest Income. Interest income increased to $328 in the second quarter of fiscal 1999 from $281 earned in the second quarter of fiscal 1998. This increase is attributable to lower average cash equivalents and short-term investments in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998, offset by $168 in interest earnings from the loan to an officer in the second quarter of fiscal 1999.

Loss from Equity Investment. The loss from equity investments represents $30 of earnings from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products, offset by a $302 loss from the Company's investment in Venture Lighting Japan, a manufacturer and marketer of metal halide lamps in Japan.

Income (Loss) from Continuing Operations before Income Taxes. As a result of the aforementioned factors, during the second quarter of fiscal 1999, the Company incurred a loss from continuing operations before income taxes of $30,291, as compared to income from continuing operations before income taxes of $4,739 during the second quarter of fiscal 1998. Excluding the total special charges and terminated equipment contracts mentioned above, the Company incurred a loss from continuing operations before income taxes of $7,643.

Income Taxes. At June 30, 1998, the Company had net operating loss carryforwards ("NOLs") of $1,960 available to reduce future United States federal taxable income, which expire 2008 through 2011.

The Company also has research and development credit carryforwards for tax purposes of approximately $850, which expire 2005 through 2013. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $1,000, which may be used indefinitely to reduce regular federal income taxes.

Also, at June 30, 1998, the Company had foreign net operating loss carryforwards for tax purposes totaling $2,000 that expire in 2006 and $403 that have no expiration dates.

For the three months ended December 31, 1998, the Company reported a pretax loss from continuing operations, including special charges, of $30,291 and a pretax loss on the discontinued operations of the Microsun business of $6,166, which created $36,457 of operating losses and future tax deductions for financial reporting purposes. Accordingly, at December 31, 1998, the Company recorded a valuation allowance for deferred tax assets related to all NOLs, tax credits and net deductible tax differences at December 31, 1998 in the amount of $15,503.

Loss from Discontinued Operations. See discussion of loss from discontinued operations under "Discontinued Operations, Microsun Business" and Note I of "Notes to Condensed Consolidated Financial Statements (Unaudited)" for further discussion.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1997

Net sales. Net sales increased 67.0% to $103,263 for the first six months of fiscal 1999 from $61,816 for the first six months of fiscal 1998, excluding the terminated equipment contracts noted above. Net sales, excluding lamp equipment sales and terminated equipment contracts, rose

83.1% to $100,292 for the first six months of fiscal 1999 from $54,770 for the first six months of fiscal 1998. Ruud Lighting and Deposition Sciences, acquired by the Company in January 1998, contributed $40,903 of this increase.

Results for the first six months of fiscal 1999 reflect continued growth in the sales and earnings of the Company's core U.S. metal halide operations, which was offset by reductions in overseas sales and in non-metal halide products. The Company's metal halide sales increased 16% (26% increase in the United States) from the year ago period, excluding acquisitions and equipment sales and sales reversals. Metal halide sales grew to 83% of total sales from 76% a year earlier.

Sales outside the U.S. declined 12%, excluding acquisitions. The Company attributes the soft overseas market to the current international economic environment. Sales of non-metal halide products, an area where the Company has been strategically reducing its presence, declined 33% excluding acquisitions.

Costs and Expenses. The Company's restructuring efforts in the second quarter resulted in a significant disruption of the ongoing business of the Company, and as a result, a significant increase in its costs and expenses. The biggest single area of increased costs occurred as a result of the consolidation of the lamp and equipment operations. Three manufacturing sites were consolidated into one, which together with employee terminations, resulted in severe workforce disruption. Simultaneously, the Company attempted to accelerate production of new products such as Uni-Form(R) pulse start and began the implementation of extensive, new information systems. Largely as a result of these initiatives, the Company incurred significantly higher costs related to quality, rework and productivity issues, which are estimated to be in the range of $5,500, but which are not included within the special charges classification.

The Company believes that quality, rework and productivity challenges will likely be encountered over the next several quarters as the Company seeks to fully-integrate its operations and continues the aggressive launch of the Uni-Form(R) pulse start line. It estimates that its higher than normal expenses in this regard will approximate $3,500 in the third quarter, $2,500 in the fourth quarter and $1,000 in the first quarter of fiscal 2000.

Cost of Sales. Cost of sales increased 82.5% to $65,314 in the first six months of fiscal 1999 from $35,793 in the first six months of fiscal 1998, excluding the $6,413 reduction in cost of sales related to the terminated equipment contracts discussed and $808 in inventory write-downs related to special charges. The increase was primarily attributable to higher sales levels and to the disruption caused by the Company's restructuring activities noted above. As a percentage of net sales, excluding the terminated equipment contracts and inventory write-downs, cost of sales increased to 63.3% in the first six months of fiscal 1999 from 57.9% in the first six months of fiscal 1998. The Company believes that the benefit of its restructuring actions, together with its ongoing efforts to cut costs, should begin to gradually reduce the Company's cost of sales as a percentage of sales to approximately 60% within the next twelve months.

Marketing and Selling Expenses. Marketing and selling expenses increased 105.1% to $19,142 in the first six months of fiscal 1999 from $9,331 in the first six months of fiscal 1998. As a percentage of net sales, excluding the terminated equipment contracts, marketing and selling expenses increased to 18.5% in the first six months of fiscal 1999 from 15.1% in the first six months of fiscal 1998. This increase is primarily a result of increased expenses incurred in connection with the launch of the Company's Uni-Form(R) pulse start products. The Company anticipates the sales of these products to increase and that the level of marketing and selling expenses will decline gradually over the next several quarters to approximately 16.5% of sales.

Research and Development Expenses. Research and development expenses increased 184.2% to $9,153 in the first six months of fiscal 1999 from $3,221 in the first six months of fiscal 1998. This increase arose from increased spending for the:
(i) expansion of the new line of Uni-Form(R) pulse start products (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems;
(iii) development of new materials for the world's major lighting manufacturers; and (iv) research and development efforts aimed at improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. As a percentage of net sales, excluding the terminated equipment contracts, research and development expenses increased to 8.9% in the first six months of fiscal 1999 from 5.2% in the first six months of fiscal 1998. The Company anticipates this level of expense to decline gradually over the next several quarters to approximately 6.0%.

General and Administrative Expenses. General and administrative expenses increased 123.9% to $9,450 in the first six months of fiscal 1999 from $4,220 in the first six months of fiscal 1998. The increase in general and administrative expenses of $5,230 relates to an overall increase in the size and complexity of the company and relates in part to fully-integrating its core and acquired U.S. operations and the implementation of extensive, new information systems. Expense increases primarily reflect travel, personnel and related costs, equipment depreciation and rent, communications costs, and legal and consultant fees. As a percentage of net sales, excluding the terminated equipment contracts, general and administrative expenses increased to 9.2% in the first six months of fiscal 1999 from 6.8% in the second quarter of fiscal 1998.

Special Charges. See discussion of special charges under "Recent Developments" and Note G of "Notes to Condensed Consolidated Financial Statements (Unaudited)" for further discussion.

Amortization of Intangible Assets. Amortization expense increased to $1,237 in the first six months of fiscal 1999 from $425 in the first six months of fiscal 1998 due to the amortization of goodwill and other intangible assets related to the acquisitions of Ruud Lighting and Deposition Sciences which were completed in January 1998.

Income (Loss) from Operations. As a result of the aforementioned factors, during the first six months of fiscal 1999, the Company incurred a loss from operations of $23,681, as compared to income from operations of $8,614 during the first six months of fiscal 1998. Excluding the special charges and terminated equipment contracts mentioned above, the Company had a loss from operations of $1,033.

Interest Expense. Interest expense increased to $6,158 in the first six months of fiscal 1999, as compared to $327 in the first six months of fiscal 1998. This increase was primarily the result of the higher average debt outstanding.

Interest Income. Interest income decreased to $566 in the first six months of fiscal 1999 from $808 earned in the first six months of fiscal 1998. This decrease is attributable to lower average cash equivalents and short-term investments in the first six months of fiscal 1999 as compared to the first six months of fiscal 1998, partially offset by $168 in interest earnings from the loan to an officer in the second quarter of fiscal 1999.

Loss from Equity Investment. The loss from equity investments represents $83 of earnings from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products, offset by a $544 loss from the Company's investment in Venture Lighting Japan, a manufacturer and marketer of metal halide lamps in Japan.

Income (Loss) from Continuing Operations before Income Taxes. As a result of the aforementioned factors, during the first six months of fiscal 1999, the Company incurred a loss from continuing operations before income taxes of $29,734, as compared to income from continuing operations before income taxes of $9,095 during the first six months of fiscal 1998. Excluding the total special charges and terminated equipment contracts mentioned above, the Company incurred a loss from continuing operations before income taxes of $7,806.

Income Taxes. At June 30, 1998, the Company had net operating loss carryforwards ("NOLs") of $1,960 available to reduce future United States federal taxable income, which expire 2008 through 2011.

The Company also has research and development credit carryforwards for tax purposes of approximately $850, which expire 2005 through 2013. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $1,000, which may be used indefinitely to reduce regular federal income taxes.

Also, at June 30, 1998, the Company had foreign net operating loss carryforwards for tax purposes totaling $2,000 that expire in 2006 and $403 that have no expiration dates.

For the six months ended December 31, 1998, the Company reported a pretax loss from continuing operations, including special charges, of $29,734 and a pretax loss on the discontinued operations of the Microsun business of $6,166, which created $35,900 of operating losses and future tax deductions for financial reporting purposes. Accordingly, at December 31, 1998, the Company recorded a valuation allowance for deferred tax assets of $15,503 related to all NOLs, tax credits and net deductible tax differences.

Loss from Discontinued Operations. See discussion of loss from discontinued operations under "Discontinued Operations, Microsun Business" and Note I of "Notes to Condensed Consolidated Financial Statements (Unaudited)" for further discussion.



LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $11,261 during the six months ended December 31, 1998. Uses of cash consisted of $13,439 used in operating activities, $25,664 used in investing activities and $4,690 used in discontinued operations. These uses of cash were offset by net financing activities of $32,532.

Net cash used in operating activities. Net cash used in operating activities totaled $13,439 in the first six months of fiscal 1999 as compared to $3,154 in the first six months of fiscal 1998.

Trade receivables increased $4,038 and inventories increased $5,543, excluding the effect of acquisitions, dispositions, noncash special charges and terminated equipment contracts. The increase in receivables includes an increase of approximately $1,800 in accounts receivable related to thin-film deposition equipment contracts. These contracts affect cash flow because deposition equipment revenues are recognized under the percentage of completion method of accounting while cash payments are received in accordance with contract terms. The remaining increase in receivables resulted from an increase in days sales outstanding as compared to fiscal 1998's fourth quarter.

Inventory levels increased as a result of the Company's efforts to introduce new products which are accepted slowly into the marketplace, but must be initially stocked. Also, during the second quarter, certain inventory was put on quality-hold and additional product had to be produced due to the workforce disruption resulting from the consolidation of factories and employee terminations. This quality-hold product will be reworked, if necessary, during the next two quarters.

Net cash provided by operating activities totaled $178 in the three months ended December 31, 1998, an approximate $14,000 improvement from the first quarter. The Company intends to manage its cash resources to generate positive cash flow in the quarter ended June 30, 1999 and beyond.

Net cash used in investment activities. During the six months ended December 31, 1998, investing activities used $25,664 of cash including $17,803 for capital expenditures, $5,024 related to the purchases of businesses and $2,837 related to investments in affiliates.

Capital expenditures, primarily for production equipment and leasehold and facility improvements, totaled $17,803 in the first six months of fiscal 1999 as compared to $10,165 in the first six months of fiscal 1998. Capital expenditures in fiscal 1999 related to facilities enhancements, primarily at the Company's headquarters in Solon, Ohio, and at several of its subsidiaries, and additional machinery and equipment to improve production processes, which should result in increased productivity and capacity in the production of lamps, power supplies and other lighting system products.

The Company has modified its current growth and capital expansion plans due to the present availability of cash resources. Specifically, the Company will limit its capital expenditures for at least the next twelve months and, as a result, the Company has postponed certain capital equipment and, for all practical purposes, facilities expenditures have been completed.

As a result of the Company's decision to terminate joint venture equipment contracts, approximately $6,500 of new production equipment is available for use at the Company's Solon, Ohio lamp manufacturing facility. Total capital expenditures for the remainder of fiscal 1999 are estimated to be $4,000, and the Company estimates its maintenance level for capital expenditures will approximate $8,000 over the next twelve months. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient capacities to support several years of sales growth at its historical rates.

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

Net cash provided by financing activities. During the six months ended December 31, 1998, net financing activities provided cash of $32,532, which included $42,900 of cash provided from net borrowings under the Credit Facility, payments of long-term debt and capital leases of $2,674 and a loan to an officer of $9,000.

On January 2, 1998, the Company replaced its then existing loan agreement and other borrowings in North America with the Credit Facility described below. Proceeds from this facility were used to finance the $35,500 cash portion of the Ruud Lighting acquisition and the $14,500 cash portion of the Deposition Sciences acquisition. Proceeds were also used to repay $19,200 of existing and outstanding North American bank borrowings of ADLT, Ruud Lighting and DSI. During the six months ended December 31, 1998, the net proceeds borrowed under the Credit Facility were $42,900. In February 1999, the Credit Facility was amended as discussed below.

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

Ability to advance future operations. The Company has begun to implement, and will continue to implement, changes in its operations and investment activities intended to reduce the use of its cash resources to a level at or below the cash flow generated by its operations and investments.

The Company's working capital (current assets less current liabilities) at December 31, 1998 was $53,802, resulting in a working capital ratio of current assets to current liabilities of 2.2 to 1.0, as compared to $77,637 or 3.1 to
1.0 at June 30, 1998. As of December 31, 1998, the Company had $11,006 in cash and cash equivalents and short-term investments and approximately $6,400 available to it under its Credit Facility, as amended in February 1999.

As of December 31, 1998, the interest-bearing obligations of the Company totaled $162,452 and primarily consisted of: $48,275 of borrowings under the Credit Facility; $100,000 of 8% Senior Notes; mortgages of $7,436; a promissory note due to an affiliate of $3,000; borrowing of a foreign subsidiary of $1,872; capital leases of $1,373; and, other obligations of $353.

On October 19, 1998, the Company voluntarily reduced the maximum committed availability under its revolving credit facility ("Credit Facility") provided by several North American financial institutions (the "Lenders") to $65,000 from $85,000. In February 1999, the Company and the Lenders amended the Credit Facility to provide for future borrowing under an arrangement pursuant to which the availability of borrowing is determined by the Company's eligible accounts receivable, eligible inventories and certain other assets. Borrowings under the Credit Facility are limited to $55,000 with additional borrowings subject to the approval of all lenders. Based on the amended terms of the Credit Facility, the Company would have had $6,400 in available borrowings as of December 31, 1998. On February 12, 1999, the availability under the Credit Facility was $1,000 based on the $55,000 limitation with an additional $4,800 availability subject to approval of all Lenders.

The Credit Facility has a term expiring April 1, 2000. The Company is actively seeking alternative financing sources and intends to replace the existing Credit Facility, although the Company can provide no assurance as to whether, when and upon what terms it will obtain such financing.

Interest rates on loans outstanding are based on the agent bank's prime rate plus 1% to May 31, 1999 and plus 2% thereafter. The Company is also obligated to pay a facility fee of .375% on the amount of the facility. The facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants with respect to income levels, cash availability and net worth. The principal security for the facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries, certain real estate and a pledge of stock of each of the Company's principal subsidiaries.

The Company's implementation of the cost reduction and cash flow enhancement initiatives including consolidation of equipment and lamp-making operations, reductions in facilities expenditures, consolidation of international operations, reduction of corporate expenses, and workforce reductions should favorably impact the future cash flow of the Company. The Company intends to manage its expenditures to generate positive cash flow in the quarter ended June 30, 1999 and beyond.

The Company believes that the available cash, cash flow from operations, and the initiatives outlined above, along with alternative financing to replace its existing Credit Facility, will enable the Company to fund its operations for at least the next 12 months.

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

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position

("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs. The Company is required to adopt the SOP on July 1, 1999 and, upon adoption, expense all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle. Management is reviewing its capitalization policies and determining the impact that the adoption of this SOP is expected to have on its consolidated results of operations and financial position. At December 31, 1998, the Company estimates that it had approximately $2,650 of start-up costs included in its consolidated balance sheet.

YEAR 2000 READINESS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended December 31, 1998, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

PART II.  OTHER INFORMATION


Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders was held on November 19, 1998. The following sets forth the actions considered and the results of the voting with respect to each action:


                                                                                      Abstained/
                                                                                        Broker
                                                     For               Against         Nonvotes
                                                     ---               -------         --------

1. Nominees for director for the term
   expiring in 2001 -- All elected

          Wayne R. Hellman                        17,923,170           589,376               -0-
          Theodore A. Filson                      17,897,309           615,237               -0-

2. Ratify and approve 1998 Incentive
   Award Plan - Passed                             8,785,586         2,767,923         6,958,037

3. Ratify appointment of Ernst & Young LLP
   as independent auditors -- Passed              18,461,561            11,349            39,636

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

                                                                                               SEQUENTIAL
                                                                                               PAGE NUMBER/
EXHIBIT                                                                                        INCORPORATED
NUMBER            TITLE                                                                        BY REFERENCE
------            -----                                                                        ------------

3.1              Amended and Restated Articles of Incorporation.                                         *

3.2              Code of Regulations.                                                                   **

10.1             Loan Agreement dated as of October 8, 1998 between Advanced
                 Lighting Technologies, Inc. and Wayne R. Hellman                                      ___

10.2             Secured Promissory Note of Wayne R. Hellman dated as of
                 October 8, 1998 in the amount of $9,000,000 to Advanced Lighting
                 Technologies, Inc. at the rate of 8% per annum                                        ___

10.3             Letter Amendment dated as of December 22, 1998 amending the
                 Credit Agreement dated January 2, 1998, amount Advanced Lighting
                 Technologies, Inc., National City Bank, and other financial institutions              ___

10.4             Amended and Restated Employment Agreement between
                 Wayne R. Hellman and Advanced Lighting Technologies, Inc.
                 dated as of October 8, 1998                                                           ___

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

12               Statement Re:  Computation of Ratio of Earnings to Fixed Charges                      ___

27               Financial Data Schedule                                                               ___


* Incorporated by reference to Exhibit of same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

**   Incorporated by reference to Company's Registration Statement on Form S-1,
       Registration No. 33-97902, effective December 11, 1995.


(b) Reports on Form 8-K.

During the quarter ended December 31, 1998, the Company filed one Report on Form 8-K. The Report on Form 8-K was filed on December 23, 1998, reporting under Item 5 certain financial and other information which was included in the Company's registration statement on Form S-4 (Registration No. 333-58609) relating the Company's proposed exchange offer of 8% Senior Notes due 2008. The Form 8-K included the following financial statements:

         Pro Forma Condensed Combined Statements of Operations for the Company and Ruud Lighting, Inc. for the year ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 16, 1999             ADVANCED LIGHTING TECHNOLOGIES, INC.


                                               By:  /s/ Wayne R. Hellman
                                                    --------------------
                                                      Wayne R. Hellman
                                                      Chief Executive Officer

                                               By:  /s/ Nicholas R. Sucic
                                                    ---------------------
                                                      Nicholas R. Sucic
                                                      Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION OF EXHIBITS
                                                                                                   PAGE NO.
                                                                                                   --------

3.1              Amended and Restated Articles of Incorporation.                                         *

3.2              Code of Regulations.                                                                   **

10.1             Loan Agreement dated as of October 8, 1998 between Advanced
                 Lighting Technologies, Inc. and Wayne R. Hellman                                      ___

10.2             Secured Promissory Note of Wayne R. Hellman dated as of
                 October 8, 1998 in the amount of $9,000,000 to Advanced Lighting
                 Technologies, Inc. at the rate of 8% per annum                                        ___

10.3             Letter Amendment dated as of December 22, 1998 amending the
                 Credit Agreement dated January 2, 1998, amount Advanced Lighting
                 Technologies, Inc., National City Bank, and other financial institutions              ___

10.4             Amended and Restated Employment Agreement between
                 Wayne R. Hellman and Advanced Lighting Technologies, Inc.
                 dated as of October 8, 1998                                                           ___

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