Form 10-Q/A
period 1998-03-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1999-03-15
CIK 1002125

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

EXPLANATORY NOTE

This Form 10-Q/A reflects an increase of $16.9 million in the valuation of three million shares of restricted common stock issued in connection with the acquisition of Ruud Lighting, Inc. This Form 10-Q/A also reflects changes in the presentation of discontinued operations and special charges. In addition, certain exhibits have been added, completed and/or renumbered.

This Form 10-Q/A replaces in its entirety the Form 10-Q for the quarterly period ended March 31, 1998 previously filed.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               (Unaudited)
                                                                 MARCH 31,      JUNE 30,
                                                                  1998           1997
                                                                 ---------      --------
                                                                    (In thousands)
 ASSETS
 Current assets:
  Cash and cash equivalents                                     $  30,621       $  4,198
  Short-term investments                                            4,075          4,075
  Trade receivables, less allowances of $397 and $315              38,433         28,916
  Receivables from related parties                                  1,087            346
  Inventories:
    Finished goods                                                 28,599         21,143
    Raw materials and work-in-process                              12,862          7,982
                                                                ---------       --------
                                                                   41,461         29,125
  Prepaid expenses                                                  3,018          l,363
  Deferred taxes                                                    5,995          2,566
                                                                ---------       --------
Total current assets                                              124,690         70,589

Property, plant and equipment:
  Land and buildings                                               27,816          6,143
  Machinery and equipment                                          49,731         32,712
  Furniture and fixtures                                           15,119          7,704
                                                                ---------       --------
                                                                   92,666         46,559
  Less accumulated depreciation                                    10,869          8,558
                                                                ---------       --------
                                                                   81,797         38,001
Deferred taxes                                                      2,050            535
Receivables from related parties                                    2,532          1,209
Net assets associated with discontinued operations -- Note K        2,358           --
Investments in affiliates                                          21,902          7,565
Intangible assets                                                  34,485          4,737
Other assets                                                        7,445          4,217
Excess of cost over net assets of businesses acquired, net         48,262          7,985
                                                                ---------       --------
                                                                $ 325,521       $134,838
                                                                =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt         $   2,247       $  3,731
  Accounts payable                                                 15,761         15,773
  Payables to related parties                                         731            699
  Employee-related liabilities                                      3,670          2,674
  Accrued income and other taxes                                    3,377          1,689
  Other accrued expenses                                           11,258          3,643
                                                                ---------       --------
Total current liabilities                                          37,044         28,209

Long-term debt                                                    117,520         35,908
Other liabilities                                                     866            463
Deferred taxes                                                      4,491          4,226

Shareholders' equity
  Common stock                                                         20             13
  Paid-in-capital                                                 188,782         59,087
  Retained earnings (deficit)                                     (23,202)         6,932
                                                                ---------       --------
                                                                  165,600         66,032
                                                                ---------       --------
                                                                $ 325,521       $134,838
                                                                =========       ========



See notes to condensed consolidated financial statements.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except per share dollar amounts)

                                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                           MARCH 31,               MARCH 31,
                                                                    --------------------    ---------------------
                                                                       1998       1997        1998         1997
                                                                    --------    --------    ---------    --------
Net sales                                                           $ 49,075    $ 22,034    $ 110,891    $ 60,291
Costs and expenses:
    Cost of sales -- Note I                                           30,448      11,801       66,241      32,299
    Marketing and selling                                              7,523       3,784       16,854      10,299
    Research and development                                           2,848       1,291        6,069       3,851
    General and administrative                                         3,087       1,855        7,307       5,378
    Fiber optic joint venture formation costs                           --          --            212        --
    Purchased in-process research & development--Note I               18,220        --         18,220        --
    Special charges -- Note I                                         15,700                   15,700        --
    Settlement of claim                                                 --          --           --           771
    Amortization of intangible assets                                    611         101        1,036         195
                                                                    --------    --------      -------    --------
Income (loss) from operations                                        (29,362)      3,202      (20,748)      7,498

Other income (expense):
    Interest expense                                                  (1,325)       (392)      (1,649)       (749)
    Interest income                                                      274         283        1,079         610
    Loss from equity investment                                           (2)       --             (2)        --
                                                                    --------    --------      -------    --------
Income (loss) from continuing operations before income
    taxes and extraordinary charge                                   (30,415)      3,093      (21,320)      7,359
Income taxes                                                          (2,356)      1,123          918       2,616
                                                                    --------    --------      -------    --------
Income (loss) from continuing operations before
    extraordinary charge                                             (28,059)      1,970      (22,238)      4,743
Discontinued operations
    Loss from operations of discontinued
     business (net of income tax benefits of
     $416, $49, $719 and $135, respectively)                            (739)        (88)      (1,278)       (241)
    Loss from disposal of discontinued business, including
     provision of $9,100 for operating losses during the
     phase-out period (net of income tax benefits of $3,086)          (6,014)       --         (6,014)        --
                                                                    --------    --------      -------    --------
Income (loss) before extraordinary charge                            (34,812)      1,882      (29,530)      4,502
Extraordinary charge from early extinguishment
    of debt, net of income tax benefits - Note E                        (604)       --           (604)        --
                                                                    --------    --------      -------    --------
Net income (loss)                                                   $(35,416)   $  1,882    $ (30,134)   $  4,502
                                                                    ========    ========     ========    ========

Earnings per share - Basic:
    Income (loss) from continuing operations                        $  (1.41)   $    .15    $   (1.27)   $    .36
    Loss from discontinued operations                                   (.34)       (.01)        (.42)       (.02)
    Extraordinary charge                                                (.03)       --           (.03)        --
                                                                    --------    --------      -------    --------
Earnings per share - Basic                                          $  (1.78)   $    .14    $   (1.72)   $    .34
                                                                    ========    ========     ========    ========

Earnings per share - Diluted
    Income (loss) from continuing operations                        $  (1.41)   $    .14    $   (1.27)   $    .35
    Loss from discontinued operations                                   (.34)       --           (.42)       (.02)
    Extraordinary charge                                                (.03)       --           (.03)        --
                                                                    --------    --------      -------    --------
Earnings per share - Diluted                                        $  (1.78)   $    .14    $   (1.72)   $    .33
                                                                    ========    ========     ========    ========

Weighted average shares outstanding
    Basic                                                             19,917      13,438       17,540      13,205
                                                                    ========    ========     ========    ========
    Diluted                                                           19,917      13,802       17,540      13,503
                                                                    ========    ========     ========    ========


See notes to consolidated financial statements.

                                  ADVANCED LIGHTING TECHNOLOGIES, INC.
            CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)
                                   NINE MONTHS ENDED MARCH 31, 1998

                                               ------------------------------------------------------------------
                                                   COMMON STOCK
                                               ----------------------      PAID-IN       RETAINED
                                               SHARES        PAR VALUE      CAPITAL      EARNINGS        TOTAL
                                                ------          -----     ---------      ---------     -----------
                                                                        (In thousands)

    Balance at July 1, 1997                     13,435          $  13    $   59,087     $   6,932     $   66,032

    Net loss                                      -               -             -         (30,134)       (30,134)

    Net proceeds from public offering
      of common shares                           3,000              3        69,317           -           69,320

    Issuance of shares in connection
      with purchases of businesses               3,600              4        59,547           -           59,551

    Stock options exercised                         70              -           831           -              831
                                                ------          -----     ---------     ---------     ----------
    BALANCE AT MARCH 31, 1998                   20,105          $  20     $ 188,782     $ (23,202)    $  165,600
                                                ======          =====     =========     =========     ==========


                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  NINE-MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 ------------------
                                                                                 1998          1997
                                                                                 ----          ----
                                                                               (In thousands)
OPERATING ACTIVITIES
  Net income (loss)                                                             $ (30,134)    $ 4,5O2
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Purchased in-process research and development                               18,220        --
       Depreciation and amortization                                                3,441       1,829
       Provision for discontinued operations                                        9,100        --
       Special charges                                                             18,500        --
       Deferred income taxes                                                       (5,750)      1,782
       Extraordinary loss                                                             604        --
       Changes in operating assets and liabilities:
         Trade receivables                                                         (8,063)     (9,400)
         Inventories                                                               (5,673)     (5,612)
         Prepaids and other assets                                                (15,008)     (2,430)
         Accounts payable and accrued expenses                                     (3,384)      2,869
         Other liabilities                                                             84         (74)
                                                                                ---------     -------
                                        Net cash used in operating activities     (18,063)     (6,534)
INVESTING ACTIVITIES
  Capital expenditures                                                             (7,058)    (11,589)
  Purchase of short-term investments                                                 --       (10,229)
  Purchases of businesses                                                         (50,441)     (6,595)
  Investments in affiliates                                                        (4,343)     (1,023)
  Use of net proceeds from public offering:
       Capital expenditures                                                       (14,507)       --
       Investment in joint venture with Rohm & Haas Company                        (2,000)       --
       Acquisition of minority interest in Fiberstars, Inc.                        (4,780)       --
                                                                                ---------     -------
                                        Net cash used in investing activities     (83,129)    (29,436)
FINANCING ACTIVITIES
  Proceeds from revolving credit facility                                         313,196      65,189
  Payments of revolving credit facility                                          (305,237)    (47,344)
  Proceeds from long-term debt                                                    104,353      14,822
  Payments of long-term debt and capital leases                                   (21,848)     (5,896)
  Issuance of common stock                                                            831         434
  Net proceeds from public offering                                                69,320      30,091
  Use of net proceeds from public offering (excluding $11,199 used for working capital purposes for the nine months ended
    March 31, 1998):
       Payment of long-term debt                                                   (7,400)       --
       Payment of revolving credit facility                                       (25,600)    (16,800)
                                                                                ---------     -------
                                  Net cash provided by financing activities       127,615      40,496
                                                                                ---------     -------
Increase in cash and cash equivalents                                              26,423       4,526
Cash and cash equivalents, beginning of period                                      4,198       l,682
                                                                                ---------     -------
                               CASH AND CASH EQUIVALENTS, END OF PERIOD         $  30,621    $  6,208
                                                                                =========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                               $   1,673    $    684
    Income taxes paid                                                               2,280          81
    Capitalized interest                                                              680         206
    Noncash transactions:
       Equipment acquired through capital leases                                      376       1,004
       Property acquired by assuming mortgage                                       4,807        --
       Stock issued for purchases of businesses                                    59,551       1,537
    Detail of acquisitions:
       Assets acquired                                                          $ 137,900    $ 14,212
       Liabilities assumed                                                        (26,149)     (5,688)
       Stock issued                                                               (59,551)     (1,537)
                                                                                ---------     -------
       Cash paid                                                                   52,200       6,987
          Less cash acquired                                                       (1,759)       (392)
                                                                                ---------     -------
       Net cash paid for acquisition                                            $  50,441     $ 6,595
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

On January 2, 1998, the Company acquired all of the capital stock outstanding (the "Stock") of Ruud Lighting, Inc. ("Ruud"), located in Racine, Wisconsin. Ruud manufactures and directly markets high-intensity discharge ("HID") lighting systems, with a strong focus on metal halide installations, for commercial, industrial, outdoor, and related lighting applications. The purchase price consisted of $35,500 in cash and three million shares of the Company's Common Stock (valued at $49,950). The excess of the purchase price over the net tangible assets acquired was allocated as $29,928 to various intangible assets such as trade name and customer service infrastructure and $45,959 to the excess of cost over net assets acquired ("goodwill"), which are being amortized over 40 years.

The following unaudited pro forma results of operations give effect to the acquisition of Ruud Lighting as if it had occurred on July 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisition occurred on July 1, 1996, or which may result in the future.


                                                                     Nine months ended
                                                                     -----------------
                                                               March 31, 1998     March 31, 1997
                                                               --------------     --------------
         Net sales                                            $147,052             $111,681
         Income (loss) before extraordinary charge             (28,868)               5,921
         Net income (loss)                                     (29,472)               5,921
         Earnings (loss) per share - diluted:
              Before extraordinary charge                       $(1.48)                $.36
              Net income                                        $(1.51)                $.36


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

The special charges also include $18,500 principally relating to the Company's decision to refocus and restructure its recently acquired global power supply operations to focus exclusively on opportunities in metal halide. With the January 1998 acquisition of Ruud Lighting, Inc., the Company accelerated this rationalization of its existing power supply manufacturing operations and distribution activities in order to capitalize on new opportunities not previously available. This assessment resulted in (a) the discontinuance of certain power supply products at the Company's power supply facilities and (b) the write-down of certain intangible and fixed assets.

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

The amounts are classified in the March 31, 1998 statement of operations as: cost of sales--$2,800; purchased in-process research and development--$18,220; and, special charges--$15,700. Details of the special charges are summarized in the following table:

                                          Charged to      Charges     Balance as of
Description                Cash/Noncash   Operations      Utilized    March 31, 1998
-----------                ------------   ----------      --------    --------------
Asset write-downs:
  Inventories              Noncash          $ 2,800        $ 2,800           --
  Intangibles              Noncash            8,942          8,942           --
  Fixed assets             Noncash            2,650          2,650           --
  Other assets             Noncash            2,393          2,393           --
Contractual commitments
  and other accruals       Cash               1,600            473        $1,127
Other                      Cash                 115            115           --
                                            -------        -------        ------
                                            $18,500        $17,373        $1,127
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

The March 31, 1998 balance of the accrual for special charges of $1,127 is classified within the condensed consolidated balance sheet as other accrued expenses.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998
                          (Dollar amounts in thousands)


NOTE L -- VALUATION ADJUSTMENT OF RESTRICTED COMMON STOCK ISSUED

During 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") related to the Company's Form 10-K for the year ended June 30, 1998. In response to the SEC's view related to the valuation of the three million shares of restricted common stock issued in connection with the acquisition of Ruud Lighting, Inc. (as described in Note D), the value of the shares was restated and increased to $49,950, which resulted in an increase in the excess of cost over net assets of businesses acquired of $16,928. The effect of the restatement on the March 31, 1998 financial statements follows:


                                   AS RESTATED               AS PREVIOUSLY REPORTED
                                   -----------               ----------------------
Balance Sheet
       Excess of cost over net assets
          of businesses acquired, net       $  48,262           $  31,440
       Paid-in-capital                        188,782             171,854
       Retained earnings (deficit)            (23,202)            (23,096)

Statement of Operations
Nine months ended March 31, 1998
       Amortization of intangible assets    $   1,036           $     930
       Loss before extraordinary charge        29,530              29,424
       Net loss                                30,134              30,028

       Per share loss--basic and diluted
              Before extraordinary charge        1.69                1.68
              Net Loss                           1.72                1.71

Statement of Operations
Three months ended March 31, 1998
       Amortization of intangible assets    $     611           $     505
       Loss before extraordinary charge        34,812              34,706
       Net loss                                35,416              35,310

       Per share loss--basic and diluted
              Before extraordinary charge        1.75                1.74
              Net Loss                           1.78                1.77


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

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's Condensed Consolidated Statements of Operations for the indicated periods:

                                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                                       ------------------   -----------------
                                                            MARCH 31,           MARCH 31,
                                                         --------------      ---------------
                                                         1998      1997      1998       1997
                                                         ----      ----      ----       ----
Net sales ............................................  100.0     100.0     100.0     100.0

Costs and expenses:
   Cost of sales .......................................  62.0      53.5      59.7      53.6
   Marketing and selling ...............................  15.3      17.2      15.2      17.1
   Research and development ............................   5.8       5.9       5.5       6.4
   General and administrative ..........................   6.3       8.4       6.6       8.9
   Fiber optic joint venture formation costs ...........  --        --         0.2      --
   Purchased in-process R & D ..........................  37.1      --        16.4      --
   Special charges .....................................  32.0      --        14.2      --
   Settlement of claim .................................  --        --        --         1.3
   Amortization of intangible assets ...................   1.3       0.5       0.9       0.3
                                                    ------------------------------------------
Income (loss) from operations .........................  (59.8)     14.5     (18.7)     12.4

Other income (expense):
   Interest expense ...................................   (2.7)     (1.8)     (1.5)     (1.2)
   Interest income ....................................    0.5       1.3       1.0       1.0
   Loss from equity investment ........................   (0.0)     --        (0.0)     --
                                                    ------------------------------------------
Income (loss) from continuing operations
   before income taxes and extraordinary charge .......  (62.0)     14.0     (19.2)     12.2
Income taxes ..........................................   (4.8)      5.1       0.8       4.3
                                                    ------------------------------------------
Income (loss) from continuing operations
   before extraordinary charge ........................  (57.2)      8.9     (20.0)      7.9
Loss from discontinued residential portable
   fixture operations, net of income taxes ............  (13.7)     (0.4)     (6.6)     (0.4)
                                                    ------------------------------------------

Income (loss) before extraordinary charge .............  (70.9)      8.5     (26.6)      7.5
Extraordinary charge, net of applicable
   income tax benefits ................................   (1.3)     --        (0.6)     --
                                                    ------------------------------------------
Net income ............................................  (72.2)      8.5     (27.2)      7.5
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

Income (Loss) from Operations. As a result of the aforementioned factors, during the third quarter of fiscal 1998, the Company incurred a loss from operations of $29,362, as compared to income from operations of $3,202 during the third quarter of fiscal 1997. Excluding the total special charges and the purchased in-process R&D, income from operations increased 129.8% to $7,358, or 15.0% of net sales, from $3,202, or 14.5% of net sales in the third quarter of fiscal 1997.

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

Income (Loss) from Continuing Operations before Income Taxes and Extraordinary Charge. As a result of the aforementioned factors, during the third quarter of fiscal 1998, the Company incurred a loss from continuing operations before income taxes and extraordinary charge of $30,415, as compared to income from continuing operations before income taxes and extraordinary charge of $3,093 during the third quarter of fiscal 1997. Excluding the total special charges and the purchased in-process R&D, income from continuing operations before income taxes and extraordinary charge increased 103.8% to $6,305, or 12.8% of net sales, from $3,093, or 14.0% of net sales in the third quarter of fiscal 1997.

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

Income (Loss) from Operations. As a result of the aforementioned factors, during the first nine months of fiscal 1998, the Company incurred a loss from operations of $20,748, as compared to income from operations of $7,498 during the first nine months of fiscal 1997. Excluding the fiber optic joint venture formation costs, total special charges, purchased in-process R & D, and the settlement of claim, income from operations increased 95.7% to $16,184, or 14.6% of net sales, from $8,269, or 13.7% of net sales in the first nine months of fiscal 1997.

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

Income (Loss) from Continuing Operations before Income Taxes and Extraordinary Charge. As a result of the aforementioned factors, during the first nine months of fiscal 1998, the Company incurred a loss from continuing operations before income taxes and extraordinary charge of $21,320, as compared to income from continuing operations before income taxes and extraordinary charge of $7,359 during the first nine months of fiscal 1997. Excluding the fiber optic joint venture formation costs, total special charges, purchased in-process R&D, and the settlement of claim, income from continuing operations before income taxes and extraordinary charge increased 92.0% to $15,612, or 14.1% of net sales, from $8,130, or 13.5% of net sales in the first nine months of fiscal 1997.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                                                                                             SEQUENTIAL
                                                                                             PAGE NUMBER/
EXHIBIT                                                                                      INCORPORATED
NUMBER            TITLE                                                                      BY REFERENCE
------            -----                                                                      ------------
2.1              Stock Purchase Agreement among Advanced Lighting Technologies,
                 Inc., Ruud Lighting, Inc. and Alan J. Ruud, Theodore O. Sokoly,
                 Donald Wandler, Christopher A. Ruud and Cynthia A. Johnson,
                 dated December 19, 1997.                                                        ___

3.1              Amended and Restated Articles of  Incorporation.                                *

3.2              Code of Regulations.                                                            **

10.1             [Renumbered as 2.1 above]

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

10.4             Indenture between Advanced Lighting Technologies, Inc., and
                 The Bank of New York, as Trustee dated March 18, 1998.                          ___

10.5             Employment Agreement dated as of February 12, 1998 between
                 Advanced Lighting Technologies, Inc. and Nicholas R. Sucic.                     ___

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



                                    ADVANCED  LIGHTING  TECHNOLOGIES, INC.


Date: March 15, 1999                  By:  /s/ Wayne R. Hellman
                                      ----------------------------------
                                              Wayne R. Hellman
                                              Chief Executive Officer
Date: March 15, 1999                  By:  /s/ Nicholas R. Sucic
                                      ----------------------------------
                                              Nicholas R. Sucic
                                              Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
------           -----------------------
                                                                                               PAGE NO.
2.1              Stock Purchase Agreement among Advanced Lighting Technologies,
                 Inc., Ruud Lighting, Inc. and Alan J. Ruud, Theodore O. Sokoly,
                 Donald Wandler, Christopher A. Ruud and Cynthia A. Johnson,
                 dated December 19, 1997.                                                        ___

3.1              Amended and Restated Articles of  Incorporation.                                *

3.2              Code of Regulations.                                                            **

10.1             [Renumbered as 2.1 above]

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

10.4             Indenture between Advanced Lighting Technologies, Inc., and
                 The Bank of New York, as Trustee dated March 18, 1998.                          ___

10.5             Employment Agreement dated as of February 12, 1998 between
                 Advanced Lighting Technologies, Inc. and Nicholas R. Sucic.                     ___

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