Form 10-K405/A
period 1998-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1999-03-15
CIK 1002125

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                  FORM 10-K/A
(Mark One)

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

EXPLANATORY NOTE

This Form 10-K/A reflects an increase of $16.9 million in the valuation of three million shares of restricted common stock issued in connection with the acquisition of Ruud Lighting, Inc. This Form 10-K/A also reflects changes in the presentation of discontinued operations and special charges. In addition, certain exhibits have been added, completed and/or renumbered.

This Form 10-K/A replaces in its entirety the Form 10-K for the year ended June 30, 1998 previously filed.

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

PRODUCTS

     The Company designs, manufactures and sells metal halide materials, components and systems, which are used in a wide variety of applications and locations including:

-- floodlighting              -- sports arena lighting      -- general lighting
-- architectural area         -- commercial downlighting    -- industrial highbays
   lighting                   -- airport and railway        -- tunnel lighting
-- general industrial            station lighting           -- indirect outdoor
   lighting                   -- gas station canopy            lighting
-- billboard and sign            lighting                   -- office lighting
   lighting                   -- interior downlighting      -- parking garage lighting
-- site lighting              -- decorative lighting        -- security lighting
-- soffit lighting            -- retail store               -- landscape lighting and
-- hazardous location            downlighting                  tracklighting
   lighting
-- accent lighting

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table contains certain selected financial data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto of the Company. The income statement and balance sheet data for the fiscal year ended June 30, 1998 has been restated to reflect an increase of $16.9 million in the valuation of three million shares of restricted common stock issued in connection with the acquisition of Ruud Lighting, Inc. (See Note U to the Consolidated Financial Statements). The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 below.

                                                       FISCAL YEAR ENDED JUNE 30,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------    -------    -------    -------    -------
                                            (IN THOUSANDS, EXCEPT PER SHARE DOLLAR AMOUNTS)
INCOME STATEMENT DATA:
Net sales.............................    $163,893    $85,645    $54,636    $40,767    $30,938
Costs and expenses:
  Cost of sales.......................      95,341     45,703     29,164     21,899     17,253
  Marketing and selling...............      25,746     15,165      8,656      6,381      4,472
  Research and development............       9,319      5,097      2,894      1,673      1,006
  General and administrative..........      10,851      7,133      6,152      5,452      3,928
  Settlement of claims(1)(2)..........          --        771      2,732         --         --
  Fiber optic joint venture formation
     costs............................         212        286         --         --         --
  Purchased in-process research and
     development(3)...................      18,220         --         --         --         --
  Special charges(3)..................      15,918         --         --         --         --
  Amortization of intangible assets...       1,665        397         90         55         55
  Restructuring(4)....................          --         --         --       (121)       852
                                          --------    -------    -------    -------    -------
Income (loss) from operations.........     (13,379)    11,093      4,948      5,428      3,372
Interest income (expense), net........      (2,365)      (668)    (1,316)    (2,074)    (2,095)
Loss from equity investments..........        (501)        --         --         --         --
                                          --------    -------    -------    -------    -------
Income (loss) from continuing
  operations before income taxes and
  extraordinary items.................     (16,245)    10,425      3,632      3,354      1,277
Income taxes..........................       1,802      2,869        965        212         71
                                          --------    -------    -------    -------    -------
Income (loss) from continuing
  operations before extraordinary
  items...............................     (18,047)     7,556      2,667      3,142      1,206
Loss from discontinued operations, net
  of income tax benefits..............      (7,292)      (452)      (150)        --         --
                                          --------    -------    -------    -------    -------
Income (loss) before extraordinary
  items...............................     (25,339)     7,104      2,517      3,142      1,206
Extraordinary charge, net of
  applicable income tax benefits(5)...        (604)        --       (135)      (253)        --
                                          --------    -------    -------    -------    -------
Net income (loss).....................    $(25,943)   $ 7,104    $ 2,382    $ 2,889    $ 1,206
                                          ========    =======    =======    =======    =======
Earnings (loss) per
  share -- diluted(6):
  Income (loss) from continuing
     operations.......................    $   (.99)   $   .55    $   .14    $   .10    $   .13
  Before extraordinary item Loss from
     discontinued operations..........        (.40)      (.03)      (.02)        --         --
  Extraordinary items.................        (.04)        --       (.01)      (.03)        --
                                          --------    -------    -------    -------    -------
Net earnings (loss) per
  share -- diluted....................    $  (1.43)   $   .52    $   .11    $   .07    $   .13
                                          ========    =======    =======    =======    =======
Shares used for computing per share
  amounts -- diluted..................      18,195     13,558      9,479      7,818      7,818
                                          ========    =======    =======    =======    =======

                                                       FISCAL YEAR ENDED JUNE 30,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------    -------    -------    -------    -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents and
  short-term investments..............    $ 22,267    $ 8,273    $ 1,682    $ 1,030    $   663
Working capital (deficit).............      77,637     42,380     17,341       (870)       (25)
Total assets..........................     328,569    134,838     56,297     29,402     23,454
Total long-term debt..................     117,332     35,908     11,034      8,853      7,821
Total shareholders' equity (deficit)..     170,837     66,032     26,594     (1,035)     1,165

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
                                                            =======    ======    ====

     Operating losses from the measurement date through the intended date of the spin-off follow:

                                                           BEFORE    INCOME
                                                           INCOME      TAX
                                                           TAXES     BENEFIT     NET
                                                           ------    -------    ------
                                                                 (IN THOUSANDS)
Operating losses for the period from March 31, 1998 to
  June 30, 1998........................................    $7,077    $2,394     $4,683
Estimated operating losses from July 1, 1998 to
  December 31, 1998....................................     2,023       692      1,331
                                                           ------    ------     ------
Operating losses through spin-off......................    $9,100    $3,086     $6,014
                                                           ======    ======     ======

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

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, the components of the Company's Consolidated Statements of Income for the indicated periods:

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Costs and expenses:
  Cost of sales.............................................   58.2     53.4     53.4
  Marketing and selling.....................................   15.7     17.7     15.8
  Research and development..................................    5.7      6.0      5.3
  General and administrative................................    6.6      8.3     11.3
  Fiber optic joint venture formation costs.................    0.1      0.3       --
  Purchased research and development........................   11.1       --       --
  Special charges...........................................    9.7       --       --
  Settlement of claims......................................     --      0.9      5.0
  Amortization of intangible assets.........................    1.0      0.4      0.2
                                                              -----    -----    -----
Income (loss) from operations...............................   (8.1)    13.0      9.1
Other income (expense):
  Interest expense..........................................   (2.4)    (1.8)    (2.8)
  Interest income...........................................    0.9      1.0      0.4
  Loss from equity investment...............................   (0.3)      --       --
                                                              -----    -----    -----
Income (loss) from continuing operations before income taxes
  and extraordinary charge..................................   (9.9)    12.2      6.7
Income taxes................................................    1.1      3.4      1.8
                                                              -----    -----    -----
Income (loss) from continuing operations before
  extraordinary charge......................................  (11.0)     8.8      4.9
Loss from discontinued operations, net of income tax
  benefits..................................................   (4.4)    (0.5)    (0.3)
                                                              -----    -----    -----
Income (loss) before extraordinary charge...................  (15.4)     8.3      4.6
Extraordinary charge from early extinguishment of debt, net
  of income tax benefits....................................   (0.4)      --     (0.2)
                                                              -----    -----    -----
Net income (loss)...........................................  (15.8)%    8.3%     4.4%
                                                              =====    =====    =====

     Factors which have affected the results of operations and net income during fiscal 1998 as compared to fiscal 1997 are discussed below.

OVERVIEW OF THE RESULTS OF OPERATIONS -- FISCAL 1998 COMPARED TO FISCAL 1997

     The Company's operations for fiscal 1998 resulted in a loss from continuing operations before extraordinary charge of $18,047 compared to income from continuing operations before extraordinary charge of $7,556 for fiscal 1997. The Company realized a net loss of $25,943 for fiscal 1998, compared to net income of $7,104 for fiscal 1997.

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

     After excluding the above charges, the Company's operating activities would have resulted in income from continuing operations before income taxes and extraordinary charge of $19,959 for fiscal 1998, a 78.3% increase over the $11,196 of income from continuing operations before income taxes and extraordinary charge that would have been reported for fiscal 1997.

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

     Amortization of Intangible Assets. Amortization expense increased to $1,665 in fiscal 1998 from $397 in fiscal 1997 due to the amortization of goodwill and other intangible assets related to the acquisitions of Ruud Lighting and Deposition Sciences which were completed in January 1998.

     Income (Loss) from Operations. The Company incurred a loss from operations of $13,379 during fiscal 1998 as compared to income from operations of $11,093 during fiscal 1997. Excluding the special charges, purchased in-process research and development, and nonrecurring charge for the settlement noted above, income from operations for fiscal 1998 increased to $22,825, a 92.4% increase over the income from operations of $11,864 for fiscal 1997. As a percentage of net sales, income from operations excluding these items remained at 13.9% in both years.

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

     Income (Loss) from Continuing Operations before Income Taxes and Extraordinary Charge. The Company incurred a loss from continuing operations before income taxes and extraordinary charge of $16,245 during fiscal 1998 as compared to income from continuing operations before income taxes and extraordinary charge of $10,425 during fiscal 1997. Excluding the special charges, purchased in-process research and development, and nonrecurring charge for the settlement noted above, income from continuing operations before income taxes and extraordinary charge for fiscal 1998 increased to $19,959, a 78.3% increase over the income from continuing operations before income taxes and extraordinary charge of $11,196 for fiscal 1997. As a percentage of net sales, income from continuing operations before income taxes and extraordinary charge excluding these items decreased to 12.2% in fiscal 1998 from 13.1% in fiscal 1997.

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

     Net cash (used in) provided by operating activities. The Company recorded a net loss of $25,943 for fiscal 1998. However, the Company incurred $41,755 of noncash expenses including $18,220 of purchased research and development, $17,984 of special charges, $5,153 of depreciation and amortization, $2,023 of future estimated operating losses recorded as part of the discontinued operations treatment of the MicroSun spinoff, and $669 of other items, net of a $2,294 increase in net deferred tax assets. Adding these noncash items back to the net loss results in funds from operations of $15,812 for fiscal 1998 as compared to $10,130 for fiscal 1997, a 56.1% increase.

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

                                                       JUNE 30,                                                     FAIR VALUE
                           ----------------------------------------------------------------                          JUNE 30,
                               1999           2000           2001         2002       2003     THEREAFTER   TOTAL       1998
(DOLLARS IN MILLIONS)      ------------   ------------   ------------   --------   --------   ----------   ------   ----------
Liabilities
  Long-term Debt,
    including Current
    Portion
      Fixed Rate:                 $  .8          $ 3.7         $   .7      $  .5     $   .3     $105.0     $111.0     $111.0
      Average Interest
        Rate:                       7.9%           8.1%           8.1%       8.1%       8.1%       8.1%
      Variable Rate:              $ 1.1          $ 4.1         $  2.0         --         --         --     $  7.2     $  7.2
      Average Interest
        Rate:               LIBOR, plus    LIBOR, plus    LIBOR, plus         --         --         --
                           1.0% to 2.3%   1.0% to 2.3%   1.0% to 2.3%
Interest Rate Derivative
  Financial Instruments
  Related to Debt
  Interest Rate Swaps
      Pay fixed, notional
        amount                       --             --         $ 25.0         --     $ 25.0          --    $ 50.0     $   --
      Average Pay Rate              6.5%           6.5%           6.5%       6.5%       6.5%        --
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

                                                         / S / ERNST & YOUNG LLP

Cleveland, Ohio
September 28, 1998, except Note U,
as to which the date is March 15, 1999

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                JUNE 30,    JUNE 30,
                                                                  1998        1997
                                                                --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 21,917    $  4,198
  Short-term investments....................................         350       4,075
  Trade receivables, less allowances of $375 and $315.......      40,779      28,916
  Receivables from related parties..........................       1,034         346
  Inventories:
     Finished goods.........................................      29,556      21,143
     Raw materials and work-in-process......................      15,184       7,982
                                                                --------    --------
                                                                  44,740      29,125
  Prepaid expenses..........................................       3,200       1,363
  Deferred taxes............................................       2,192       2,566
                                                                --------    --------
Total current assets........................................     114,212      70,589
Property, plant and equipment:
  Land and buildings........................................      31,429       6,143
  Machinery and equipment...................................      52,235      32,712
  Furniture and fixtures....................................      18,316       7,704
                                                                --------    --------
                                                                 101,980      46,559
  Less accumulated depreciation.............................      11,952       8,558
                                                                --------    --------
                                                                  90,028      38,001
Deferred taxes..............................................       2,892         535
Receivables from related parties............................       3,157       1,209
Net assets associated with discontinued operations..........       5,193          --
Investments in affiliates...................................      20,591       7,565
Other assets................................................       8,878       4,217
Intangible assets...........................................      34,377       4,737
Excess of cost over net assets of businesses acquired, net..      49,241       7,985
                                                                --------    --------
                                                                $328,569    $134,838
                                                                ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt.....    $  1,960    $  3,731
  Accounts payable..........................................      14,967      15,773
  Payables to related parties...............................         618         699
  Employee-related liabilities..............................       3,259       2,674
  Accrued income and other taxes............................       2,729       1,689
  Other accrued expenses....................................      13,042       3,643
                                                                --------    --------
Total current liabilities...................................      36,575      28,209
Long-term debt..............................................     117,332      35,908
Other liabilities...........................................         766         463
Deferred taxes..............................................       3,059       4,226
Shareholders' equity
  Preferred stock, $.001 par value, 1,000 shares authorized, no shares issued
  Common stock, $.001 par value, 80,000 shares authorized,
     20,188 shares issued and outstanding in 1998 and 13,435
     issued and outstanding in 1997.........................          20          13
  Paid-in-capital...........................................     189,828      59,087
  Retained earnings (deficit)...............................     (19,011)      6,932
                                                                --------    --------
                                                                 170,837      66,032
                                                                ========    ========
                                                                $328,569    $134,838
                                                                ========    ========

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED JUNE 30,
                                                               ------------------------------
                                                                 1998       1997       1996
                                                               --------    -------    -------
                                                                 (IN THOUSANDS, EXCEPT PER
                                                                   SHARE DOLLAR AMOUNTS)
Net sales..................................................    $163,893    $85,645    $54,636
Costs and expenses:
  Cost of sales............................................      95,341     45,703     29,164
  Marketing and selling....................................      25,746     15,165      8,656
  Research and development.................................       9,319      5,097      2,894
  General and administrative...............................      10,851      7,133      6,152
  Fiber optic joint venture formation costs................         212        286         --
  Purchased research and development.......................      18,220         --         --
  Special charges..........................................      15,918         --         --
  Settlement of claims.....................................          --        771      2,732
  Amortization of intangible assets........................       1,665        397         90
                                                               --------    -------    -------
Income (loss) from operations..............................     (13,379)    11,093      4,948
Other income (expense):
  Interest expense.........................................      (3,801)    (1,513)    (1,548)
  Interest income..........................................       1,436        845        232
  Loss from equity investments.............................        (501)        --         --
                                                               --------    -------    -------
Income (loss) from continuing operations before income
  taxes and extraordinary charge...........................     (16,245)    10,425      3,632
Income taxes...............................................       1,802      2,869        965
                                                               --------    -------    -------
Income (loss) from continuing operations before
  extraordinary charge.....................................     (18,047)     7,556      2,667
Discontinued operations
  Loss from operations of discontinued business (net of
     income tax benefits of $719, $172, and $55 for the
     years ended June 30, 1998, 1997 and 1996,
     respectively).........................................      (1,278)      (452)      (150)
  Loss from disposal of discontinued business, including
     provision of $9,100 for operating losses during the
     phase-out period (net of income tax benefits of
     $3,086)...............................................      (6,014)        --         --
                                                               --------    -------    -------
Income (loss) before extraordinary charge..................     (25,339)     7,104      2,517
Extraordinary charge from early extinguishment of debt, net
  of income tax benefits...................................        (604)        --       (135)
                                                               --------    -------    -------
Net income (loss)..........................................    $(25,943)   $ 7,104    $ 2,382
                                                               ========    =======    =======
Earnings per share -- Basic:
  Income (loss) from continuing operations.................    $   (.99)   $   .57    $   .14
  Loss from discontinued operations........................        (.40)      (.03)      (.02)
  Extraordinary charge.....................................        (.04)        --       (.01)
                                                               --------    -------    -------
Earnings (loss) per share -- Basic.........................    $  (1.43)   $   .54    $   .11
                                                               ========    =======    =======
Earnings per share -- Diluted:
  Income (loss) from continuing operations.................    $   (.99)   $   .55    $   .14
  Loss from discontinued operations........................        (.40)      (.03)      (.02)
  Extraordinary charge.....................................        (.04)        --       (.01)
                                                               --------    -------    -------
Earnings (loss) per share -- Diluted.......................    $  (1.43)   $   .52    $   .11
                                                               ========    =======    =======
Weighted average shares outstanding
  Basic....................................................      18,195     13,269      9,207
                                                               ========    =======    =======
  Diluted..................................................      18,195     13,558      9,479
                                                               ========    =======    =======

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED JUNE 30, 1998

                                       COMMON STOCK                             RETAINED
                                    ------------------   PAID-IN    PREFERRED   EARNINGS
                                    SHARES   PAR VALUE   CAPITAL      STOCK     (DEFICIT)    TOTAL
                                    ------   ---------   --------   ---------   ---------   --------
                                                             (IN THOUSANDS)
BALANCE AT JULY 1, 1995...........             $ 360     $     --     $ 50      $ (1,445)   $ (1,035)
Net income........................                --           --       --         2,382       2,382
Activities prior to initial public
  offering of stock:
  Purchases of common stock.......               148           --       --            --         148
  Redemption of preferred and
     common stock.................              (252)          --      (50)       (1,109)     (1,411)
  Stock options exercised.........                10           --       --            --          10
  Exchange of subsidiary companies
     stock for parent company
     stock........................              (259)         259       --            --          --
  Noncash settlement of claim.....                --        2,732       --            --       2,732
                                    ------     -----     --------     ----      --------    --------
                                     7,282         7        2,991       --          (172)      2,826
Activities following initial
  public offering of stock:
  Net proceeds from initial public
     offering of common shares....   2,900         3       23,927       --            --      23,930
  Issuance of common stock in
     exchange for warrants and
     other consideration..........     536        --       (1,350)      --            --      (1,350)
  Exchange of subsidiary company
     stock for parent company
     stock........................      50        --          313       --            --         313
  Issuance of shares in connection
     with purchase of business....      77         1          874       --            --         875
                                    ------     -----     --------     ----      --------    --------
BALANCE AT JUNE 30, 1996..........  10,845        11       26,755       --          (172)     26,594

Net income........................                --           --       --         7,104       7,104
Net proceeds from public offering
  of common shares................   2,452         2       30,089       --            --      30,091
Stock options exercised...........      50        --          706       --            --         706
Issuance of shares in connection
  with purchases of businesses....      88        --        1,537       --            --       1,537
                                    ------     -----     --------     ----      --------    --------
BALANCE AT JUNE 30, 1997..........  13,435        13       59,087       --         6,932      66,032

Net loss..........................                --           --       --       (25,943)    (25,943)
Net proceeds from public offering
  of common shares................   3,000         3       69,317       --            --      69,320
Issuance of shares in connection
  with purchases of businesses....   3,646         4       59,655       --            --      59,659
Stock options exercised...........      98        --        1,570                              1,570
Stock purchases by employees......      10        --          199       --            --         199
                                    ------     -----     --------     ----      --------    --------
BALANCE AT JUNE 30, 1998..........  20,189     $  20     $189,828     $ --      $(19,011)   $170,837
                                    ======     =====     ========     ====      ========    ========

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED JUNE 30,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................    $(25,943)   $  7,104    $  2,382
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Purchased in-process research and development...........      18,220          --          --
    Depreciation............................................       3,488       2,182       1,548
    Amortization............................................       1,665         397          90
    Provision for doubtful accounts.........................          65          28          43
    Deferred income taxes...................................      (2,294)        419         695
    Noncash settlement of claim.............................          --          --       2,732
    Discontinued operations.................................       2,023          --          --
    Special charges.........................................      17,984          --          --
    Extraordinary charge....................................         604          --         135
    Changes in operating assets and liabilities:
      Trade receivables.....................................     (10,185)    (10,890)     (4,057)
      Inventories...........................................      (7,856)    (12,174)     (4,128)
      Prepaid expenses and other assets.....................      (7,173)     (2,995)     (3,032)
      Net assets associated with discontinued operations....      (5,193)         --          --
      Accounts payable and accrued expenses.................      (1,562)     10,373       4,930
      Other liabilities.....................................         303       1,373         (12)
                                                                --------    --------    --------
        Net cash (used in) provided by operating
          activities........................................     (15,854)     (4,183)      1,326

INVESTING ACTIVITIES
  Capital expenditures......................................     (16,057)    (16,015)     (5,050)
  (Purchase) sale of short-term investments, net............       3,725      (4,075)         --
  Purchases of businesses...................................     (50,706)    (14,960)     (3,075)
  Investments in affiliates.................................      (5,276)     (2,827)         --
  Use of net proceeds from public offering:
    Capital expenditures....................................     (14,507)     (2,080)
    Investments in affiliates...............................      (6,780)     (4,101)         --
                                                                --------    --------    --------
        Net cash used in investing activities...............     (89,601)    (44,058)     (8,125)

FINANCING ACTIVITIES
  Proceeds from revolving credit facility...................     319,786      92,001      10,580
  Payments of revolving credit facility.....................    (312,213)    (60,822)     (8,192)
  Net proceeds from long-term debt..........................      96,790      16,775      22,362
  Payments of long-term debt and capital leases.............     (19,278)     (8,159)    (19,453)
  Issuance of common stock..................................       1,769         706         157
  Redemption of common stock................................          --          --        (311)
  Redemption of preferred stock and dividends...............          --          --      (1,100)
  Net proceeds from public offering.........................      69,320      30,091      23,930
  Use of net proceeds from public offering:
    Payment of long-term debt...............................      (7,400)         --      (3,350)
    Payment of revolving credit facility....................     (25,600)    (16,800)     (4,429)
    Redemption of warrants..................................          --          --      (6,199)
    Payment of trade payables...............................          --      (3,035)     (4,447)
    Payment of note.........................................          --          --      (1,541)
    Other...................................................          --          --        (556)
                                                                --------    --------    --------
        Net cash provided by financing activities...........     123,174      50,757       7,451
                                                                --------    --------    --------
Increase in cash and cash equivalents.......................      17,719       2,516         652
Cash and cash equivalents, beginning of year................       4,198       1,682       1,030
                                                                --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................    $ 21,917    $  4,198    $  1,682
                                                                ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................    $  2,128    $  1,375    $  1,112
  Capitalized interest......................................       1,118         455          98
  Income taxes paid.........................................       2,829          81         375
  Noncash transactions:
    Equipment acquired through capital leases...............         376       1,683         149
    Property acquired by assuming mortgage..................       4,807          --          --
    Stock issued for purchases of businesses................      59,659       1,537       1,188
  Detail of acquisitions:
    Assets acquired.........................................    $138,799    $ 23,033    $  9,904
    Liabilities assumed.....................................      26,295       6,142       5,546
    Stock issued............................................      59,659       1,537       1,188
                                                                --------    --------    --------
    Cash paid...............................................      52,845      15,354       3,170
    Less cash acquired......................................       2,139         394          95
                                                                --------    --------    --------
    Net cash paid for acquisitions..........................    $ 50,706    $ 14,960    $  3,075
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

     The Company examines the carrying value of its intangible assets when indicators of impairment are present. When undiscounted cash flows are not sufficient to recover the assets' carrying amount, an impairment loss is charged to expense in the period identified. An impairment loss of $9,354 was charged to expense in fiscal 1998 and classified as "Special Charges." Accumulated amortization was $2,524 and $720 at June 30, 1998 and 1997, respectively.

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

     On January 2, 1998, the Company acquired all of the capital stock outstanding (the "Stock") of Ruud Lighting, Inc. ("Ruud"), located in Racine, Wisconsin. Ruud manufactures and directly markets high-intensity discharge ("HID") lighting systems, with a strong focus on metal halide installations, for commercial, industrial, outdoor, and related lighting applications. The purchase price consisted of $35,500 in cash and three million shares of the Company's Common Stock (valued at $49,950). The excess of the purchase price over the net tangible assets acquired of $76,618 was allocated to various intangible assets such as trade name ($13,013), customer service infrastructure ($16,915) and excess of cost over net assets acquired ($46,690), all of which are being amortized over 40 years.

     The following unaudited pro forma results of operations give effect to the acquisition of Ruud Lighting as if it had occurred on July 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisition occurred on July 1, 1996, or which may result in the future.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                  (UNAUDITED)
Net sales...................................................  $200,054    $153,543
Income (loss) from continuing operations before
  extraordinary charge......................................   (17,386)      9,205
Net income (loss)...........................................   (25,282)      8,753
Earnings (loss) per share -- diluted:
  Before extraordinary charge...............................  $  (1.25)   $    .53
  Net income (loss).........................................  $  (1.28)   $    .53

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

     The transaction had the following noncash impact of increasing (decreasing) the Company's December 31, 1997 unaudited consolidated balance sheet:

Investments in affiliates...................................   $4,592
Working capital, net........................................     (505)
Property, plant and equipment, net..........................      (53)
Other assets................................................      (51)
Excess of cost over net assets of businesses acquired, net..     (983)
Long-term debt..............................................    3,000

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
                 =========                             =======

     If the Company had elected to report compensation expense for the Incentive Award Plan based on the fair value at the grant dates for all awards consistent with the methodology prescribed by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would be as follows:

                                                       YEAR ENDED JUNE 30,
                                                    --------------------------
                                                      1998      1997     1996
                                                    --------   ------   ------
Net income (loss) as reported....................   $(25,943)  $7,104   $2,382
Pro forma........................................    (27,595)   6,540    2,208
Earnings (loss) per share as reported............      (1.43)     .52      .11
Pro forma........................................      (1.52)     .48      .09

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

J.  INCOME TAXES

     Income (loss) from continuing operations before income taxes and extraordinary charges were attributable to the following sources:

                                                             YEAR ENDED JUNE 30,
                                                        ------------------------------
                                                          1998       1997       1996
                                                        --------    -------    -------
United States.......................................    $ (9,290)   $ 9,548    $ 3,291
Foreign.............................................      (6,955)       877        341
                                                        --------    -------    -------
Total...............................................    $(16,245)   $10,425    $ 3,632
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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Significant components of the Company's net deferred tax assets and liabilities at June 30, 1998 and 1997 are as follows:

                                                                 1998      1997
                                                                ------    -------
Deferred tax assets:
  Net operating loss carryforwards..........................    $  892    $ 1,536
  Alternative Minimum Tax carryforward......................        --        262
  Tax under financial reporting accruals....................     1,212        768
  Intangible amortization...................................       486         --
  Tax under financial reporting special charges accrual.....     1,718         --
  Tax under financial reporting inventory reserves..........       252        210
  Other.....................................................       524        325
                                                                ------    -------
                                                                 5,084      3,101
Deferred tax liabilities:
  Tax over financial reporting depreciation.................     2,720      2,989
  Other.....................................................       339      1,238
                                                                ------    -------
Total deferred tax liabilities..............................     3,059      4,227
                                                                ------    -------
Net deferred tax assets (liabilities).......................    $2,025    $(1,126)
                                                                ======    =======

     The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

                                                               1998     1997     1996
                                                               -----    -----    -----
Statutory tax rate.........................................    (35.0)%   35.0%    35.0%
State and local income taxes, net of federal benefit.......       .6      3.6      9.2
Nondeductible purchased research and development...........     39.8       --       --
Research and development tax credit........................     (4.1)      --       --
Effect of foreign taxes....................................     (1.4)    (1.4)      --
Nondeductible foreign special charges......................      9.8       --       --
Net operating loss carryforward............................       --     (2.8)   (56.4)
Adjustment of deferred tax liabilities.....................       --    (10.9)      --
Nondeductible settlement of a claim........................       --       --     30.9
Other......................................................      1.4      4.0      7.8
                                                               -----    -----    -----
Effective tax rate.........................................     11.1%    27.5%    26.5%
                                                               =====    =====    =====

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

     The amounts are classified in the fiscal 1998 statement of operations as: cost of sales -- $2,066 and special charges -- $15,918. Details of the special charges are summarized in the following table:

                                                                CHARGED TO   CHARGES    BALANCE AS OF
                 DESCRIPTION                     CASH/NONCASH   OPERATIONS   UTILIZED   JUNE 30, 1998
----------------------------------------------   ------------   ----------   --------   -------------
Asset write-downs:
  Inventories.................................     Noncash       $ 2,066     $ 2,066           --
  Intangibles.................................     Noncash         9,354       9,354           --
  Fixed assets................................     Noncash         3,056       3,056           --
  Other assets................................     Noncash         2,184       2,184           --
Contractual commitments and other accruals....        Cash         1,209         496       $  713
Other.........................................        Cash           115         115           --
                                                                 -------     -------       ------
                                                                 $17,984     $17,271       $  713
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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The June 30, 1998 balance of the accrual for special charges of $713 is classified within the consolidated balance sheet as other accrued expenses.

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
                                                    =======    ======    ====

     Operating losses from the measurement date (March 31, 1998) through the intended date of the spin-off follow:

                                                   BEFORE    INCOME
                                                   INCOME      TAX
                                                   TAXES     BENEFIT     NET
                                                   ------    -------    ------
                                                         (IN THOUSANDS)
Operating losses for the period from March 31,
  1998 to June 30, 1998........................    $7,077    $2,394     $4,683
Estimated operating losses from July 1, 1998 to
  December 31, 1998............................     2,023       692      1,331
                                                   ------    ------     ------
Operating losses through spin-off..............    $9,100    $3,086     $6,014
                                                   ======    ======     ======

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Earnings (loss) per share is computed as follows:

                                                                  1998       1997       1996
                                                                --------    -------    ------
Income available to common shareholders:
  Income (loss) from continuing operations..................    $(18,047)   $ 7,556    $2,667
  Less: Increase in warrants' value(1)......................          --         --     1,350
                                                                --------    -------    ------
  Income (loss) from continuing operations attributable to
     common shareholders....................................    $(18,047)   $ 7,556    $1,317
                                                                ========    =======    ======
  Net income (loss).........................................    $(25,943)   $ 7,104    $2,382
  Less: Increase in warrants' value(1)......................          --         --     1,350
                                                                --------    -------    ------
  Net income (loss) attributable to common shareholders.....    $(25,943)   $ 7,104    $1,032
                                                                ========    =======    ======
Weighted average shares -- Basic:
  Outstanding at beginning of period........................      13,435     10,844     7,282
  Issued pursuant to public offering........................       2,942      2,327     1,601
  Issued upon conversion of warrant.........................          --         --       296
  Issued in acquisitions....................................       1,768         41        --
  Issued for exercise of stock options......................          47         22        --
  Issued pursuant to employee stock purchase plan...........           3         --        --
  Issued during the period in exchange of subsidiary
     stock..................................................          --         --        20
  Issuable in connection with an acquisition................          --         35         8
                                                                --------    -------    ------
     Basic weighted average shares..........................      18,195     13,269     9,207
                                                                ========    =======    ======
Weighted average shares -- Diluted:
  Basic from above..........................................      18,195     13,269     9,207
  Effect of options.........................................          --        289       272
                                                                --------    -------    ------
     Diluted weighted average shares........................      18,195     13,558     9,479
                                                                ========    =======    ======
Earnings (loss) per share -- Basic:
  Income (loss) from continuing operations..................    $   (.99)   $   .57    $  .14
  Loss from discontinued operations.........................        (.40)      (.03)     (.02)
  Extraordinary charge......................................        (.04)        --      (.01)
                                                                --------    -------    ------
  Earnings (loss) per share -- Basic........................    $  (1.43)   $   .54    $  .11
                                                                ========    =======    ======
Earnings (loss) per share -- Diluted:
  Income (loss) from continuing operations..................    $   (.99)   $   .55    $  .14
  Loss from discontinued operations.........................        (.40)      (.03)     (.02)
  Extraordinary charge......................................        (.04)        --      (.01)
                                                                --------    -------    ------
  Earnings (loss) per share -- Diluted......................    $  (1.43)   $   .52    $  .11
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

     Prior to the initial public offering, management fees paid by the Company to an affiliate were $764 in fiscal 1996.

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

                                                            FISCAL 1998, THREE MONTHS ENDED
                                                    -----------------------------------------------
                                                      JUN 30      MAR 31(a)     DEC 31      SEP 30
                                                    ----------    ---------    ---------    -------
Net sales.......................................    $   53,002    $ 49,075      $31,879     $29,937
Gross profit....................................        23,902      18,627       13,412      12,611
Income from operations..........................         7,369     (29,362)       4,458       4,156
Income from continuing operations before
  extraordinary charge..........................         4,191     (28,059)       3,033       2,788
Loss from discontinued operations, net of tax
  benefits......................................            --      (6,753)        (241)       (298)
Net income (loss)...............................    $    4,191    $(35,416)     $ 2,792     $ 2,490
                                                    ==========    ========      =======     =======
Earnings per share -- Basic.....................    $      .21    $  (1.78)     $   .17     $   .15
                                                    ==========    ========      =======     =======
Earnings per share -- Diluted...................    $      .20    $  (1.78)     $   .17     $   .15
                                                    ==========    ========      =======     =======
Price Range of common Stock:
  High..........................................    $   29.938    $ 27.000      $26.500     $27.000
  Low...........................................    $   20.875    $ 18.250      $18.250     $22.875

                                                           FISCAL 1997, THREE MONTHS ENDED
                                                    ----------------------------------------------
                                                    JUN 30(b)      MAR 31     DEC 31(c)    SEP 30
                                                    ----------    --------    ---------    -------
Net sales.......................................    $   25,354    $ 22,034     $19,948     $18,309
Gross profit....................................        11,997      10,232       9,330       8,383
Income from operations..........................         3,596       3,202       1,874       2,421
Income from continuing operations before
  extraordinary charge..........................         2,812       1,970       1,212       1,562
Loss from discontinued operations, net of tax
  benefits......................................          (211)        (88)        (61)        (92)
Net income......................................    $    2,601    $  1,882     $ 1,151     $ 1,470
                                                    ==========    ========     =======     =======
Earnings per share -- Basic.....................    $      .19    $    .14     $   .09     $   .11
                                                    ==========    ========     =======     =======
Earnings per share -- Diluted...................    $      .19    $    .14     $   .08     $   .11
                                                    ==========    ========     =======     =======
Price Range of common Stock:
  High..........................................    $   26.500    $ 27.250     $25.250     $19.875
  Low...........................................    $   19.000    $ 22.000     $16.375     $13.125

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

     Information concerning the Company's operations in different geographic areas at June 30, 1998 and June 30, 1997 and for the years then ended follows:

                                                  AT JUNE 30, 1998 AND FOR THE YEAR THEN ENDED
                                           ----------------------------------------------------------
                                            NORTH     UNITED     OTHER
                                           AMERICA    KINGDOM   FOREIGN   ELIMINATIONS   CONSOLIDATED
                                           --------   -------   -------   ------------   ------------
Net sales to unaffiliated customers.....   $136,714   $20,287   $6,892      $    --        $163,893
Transfers between geographic areas......      4,701        91       --       (4,792)             --
                                           --------   -------   ------      -------        --------
Net sales...............................   $141,415   $20,378   $6,892      $(4,792)       $163,893
                                           ========   =======   ======      =======        ========
Operating loss from continuing
  operations............................   $(10,462)  $(7,895)  $  265      $ 4,713        $(13,379)
Identifiable assets.....................    326,037    19,557    6,707      (23,732)        328,569

                                                 AT JUNE 30, 1997 AND FOR THE YEAR THEN ENDED
                                           ---------------------------------------------------------
                                            NORTH    UNITED     OTHER
                                           AMERICA   KINGDOM   FOREIGN   ELIMINATIONS   CONSOLIDATED
                                           -------   -------   -------   ------------   ------------
Net sales to unaffiliated customers.....   $74,095   $ 5,786   $ 5,764     $    --        $85,645
Transfers between geographic areas......     3,424        --        --      (3,424)            --
                                           -------   -------   -------     -------        -------
Net sales...............................   $77,519   $ 5,786   $ 5,764     $(3,424)       $85,645
                                           =======   =======   =======     =======        =======
Operating profit from continuing
  operations............................   $10,811   $   347   $   270     $  (335)       $11,093
Identifiable assets.....................   130,363    14,937     4,895     (15,357)       134,838

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

U.  VALUATION ADJUSTMENT OF RESTRICTED COMMON STOCK ISSUED

     During 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") related to the Company's Form 10-K for the year ended June 30, 1998. In response to the SEC's view related to the valuation of the three million shares of restricted common stock issued in connection with the acquisition of Ruud Lighting, Inc. (as described in Note C), the value of the shares was restated and increased to $49,950, which resulted in an increase in the excess of cost over net assets of businesses acquired of $16,928. The effect of the restatement on the June 30, 1998 financial statements follows:

                                                              AS RESTATED   AS PREVIOUSLY REPORTED
                                                              -----------   ----------------------
Balance Sheet
  Excess of cost over net assets of business acquired,
     net....................................................   $ 49,241            $ 32,524
  Paid-in-capital...........................................    189,828             172,900
  Retained earnings (deficit)...............................    (19,011)            (18,800)
Statement of Operations
  Amortization of intangible assets.........................   $  1,665            $  1,454
  Loss before extraordinary charge..........................     25,339              25,128
  Net loss..................................................     25,943              25,732
  Per share loss--basic and diluted
       Before extraordinary charge..........................       1.39                1.38
       Net loss.............................................       1.43                1.41

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

        (3)  List of Exhibits [Exhibits available upon request.]

                                                                              SEQUENTIAL PAGE NUMBER/
EXHIBIT NO.                              TITLE                               INCORPORATED BY REFERENCE
-----------                              -----                               -------------------------

     2.1      Stock Purchase Agreement among Advanced Lighting
              Technologies, Inc. Ruud Lighting, Inc. and Alan J. Ruud,
              Theodore O. Sokoly, Donald Wandler, Christopher A. Ruud and
              Cynthia A. Johnson.........................................               (5)

                                                                              SEQUENTIAL PAGE NUMBER/
EXHIBIT NO.                              TITLE                               INCORPORATED BY REFERENCE
-----------                              -----                               -------------------------
     2.2      Agreement and Plan of Reorganization Among Advanced
              Lighting Technologies, Inc., Advanced Acquisitions, Inc.,
              Deposition Sciences, Inc., and Lee Bartolomei, Frances and
              John Aguilera, Jr. 1992 Trust, Michael Robbins, James
              Brosnan and Norman Boling dated as of January 9, 1998......
     3.1      Amended and Restated Articles of Incorporation.............               (1)
     3.2      Code of Regulations........................................               (2)
     4.1      References made to Exhibits 3.1 and 3.2....................
     4.2      Form of Stock Certificate of Common Stock of the Company...               (2)
     4.3      Indenture between Advanced Lighting Technologies, Inc. and
              The Bank of New York, as Trustee dated as of March 18,
              1998.......................................................               (5)
     9.1      Form of Voting Trust Agreement dated as of October 10, 1995 by and among the Company, Wayne R. Hellman, Louis S. Fisi,
              David L. Jennings, Robert S. Roller, Juris Sulcs, James F.
              Sarver, Brian A. Hellman and Lisa Hellman, as amended
              December 20, 1995 ("Hellman Voting Trust").................               (3)
     9.2      Form of Irrevocable Proxy relating to shares formerly held
              under the Hellman Voting Trust.............................               (3)
     9.3      Form of Voting Trust Agreement dated as of January 2, 1998 by and among the Company, Alan J. Ruud, Donald Wandler,
              Theodore Sokoly, Christopher Ruud and Cynthia Johnson (the
              "Ruud Voting Trust") and Form of Irrevocable Proxy relating
              to shares formerly held under the Ruud Voting Trust........               (9)
    10.1      [Renumbered as 2.1 above.]
    10.2      Credit Agreement between Advanced Lighting Technologies,
              Inc., the Institutions Named Therein and National City
              Bank, as Administrative Agent, Dated as of January 2,
              1998.......................................................               (5)
    10.3      Amendment No. 1 dated as of February 26, 1998 to Credit
              Agreement between Advanced Lighting Technologies, Inc., The
              Lending Institutions Named Therein and National City Bank,
              as Administrative Agent, Dated as of January 2, 1998.......               (5)
    10.4      [Renumbered as 2.2 above.]
    10.5      Employment Agreement dated as of January 2, 1998 among Ruud
              Lighting, Inc., Advanced Lighting Technologies, Inc., and
              Alan J. Ruud...............................................
    10.6      Amendment No. 2 dated as of May 13, 1998 to Credit
              Agreement between Advanced Lighting Technologies, Inc., The
              Lending Institutions Named Therein and National City Bank,
              as Administrative Agent, Dated as of January 2, 1998.......               (6)
    10.7      Aircraft Lease Agreement between LightAir, Ltd., an Ohio
              limited liability company, of which Wayne R. Hellman owns
              80% of the membership interests and Louis S. Fisi owns 20%
              of the membership interests, and Levetz Investments, Inc., an unrelated corporation engaged in the business of
              chartering aircraft and otherwise providing general
              aviation services ("Levetz Investments"), dated as of
              January 22, 1996. (Form 10-Q Exhibit 10.1).................               (7)

                                                                              SEQUENTIAL PAGE NUMBER/
EXHIBIT NO.                              TITLE                               INCORPORATED BY REFERENCE
-----------                              -----                               -------------------------
    10.8      Aircraft Operating Agreement between Levetz Investments and
              Venture Lighting International, Inc., a wholly-owned
              subsidiary of the Company, dated as of January 22, 1996.
              (Form 10-Q Exhibit 10.2)...................................               (7)
    10.9      Aircraft Operating Agreement between Levetz Investments and
              APL Engineered Materials, Inc., a wholly-owned subsidiary
              of the Company, dated as of January 22, 1996. (Form 10-Q
              Exhibit 10.3)..............................................               (7)
    10.10     Aircraft Dry Lease Agreement dated as of May 27, 1997 by
              and between LightAir, Ltd. and Advanced Lighting
              Technologies, Inc. (Registration Statement Exhibit
              10.26).....................................................               (8)
    10.11     Employment Agreement dated as of February 12, 1998 between
              Advanced Lighting Technologies, Inc. and Nicholas R.
              Sucic......................................................               (5)
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

 (3) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996.

 (4) [Intentionally omitted.]

 (5) Exhibits 2.1, 4.3, 10.2, 10.3, and 10.11 above are incorporated by reference to Exhibits 2.1, 10.4, 10.2, 10.3, and 10.5, respectively, in Company's Quarterly Report on Form 10-Q/A for the Period Ended March 31, 1998 filed on March 15, 1999.

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

     (c).  Exhibits.

     The exhibits to this Form 10-K/A are submitted as a separate section of this Report. See Exhibit Index.

     (d).  Financial Statement Schedules

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Registrant's Form 10-K for the fiscal year ended June 30, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: March 15, 1999                      By:        /s/ LOUIS S. FISI
                                            ------------------------------------
                                                       Louis S. Fisi
                                                  Executive Vice President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
            /s/ WAYNE R. HELLMAN               Chief Executive Officer and          March 15, 1999
---------------------------------------------  Director
              Wayne R. Hellman

            /s/ NICHOLAS R. SUCIC              Chief Financial Officer,             March 15, 1999
---------------------------------------------  Vice President and Treasurer
              Nicholas R. Sucic                (Chief Accounting Officer)

                      *                        Director                             March 15, 1999
---------------------------------------------
               Francis H. Beam

                      *                        Director                             March 15, 1999
---------------------------------------------
               John R. Buerkle

                      *                        Director                             March 15, 1999
---------------------------------------------
             Theodore A. Filson

              /s/ LOUIS S. FISI                Director                             March 15, 1998
---------------------------------------------
                Louis S. Fisi

                      *                        Director                             March 15, 1999
---------------------------------------------
                Susuma Harada

                      *                        Director                             March 15, 1999
---------------------------------------------
                Alan J. Ruud

                      *                        Director                             March 15, 1999
---------------------------------------------
              A Gordon Tunstall

---------------

* The undersigned, by signing his name hereto, does hereby execute this Report on behalf of the above indicated directors of Advanced Lighting Technologies, Inc. pursuant to Powers of Attorney executed by each such director appointing the undersigned as attorney-in-fact and filed with the Securities and Exchange Commission.

                                          By:        /s/ LOUIS S. FISI
                                            ------------------------------------
                                                       Louis S. Fisi
                                                      Attorney-in-Fact

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  EXHIBITS TO
                                  FORM 10-K/A

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 EXHIBIT INDEX

                                                                            INCORPORATED BY REFERENCE
EXHIBIT NO.                              TITLE                               SEQUENTIAL PAGE NUMBER/
-----------                              -----                              -------------------------

       2.1    Stock Purchase Agreement among Advanced Lighting
              Technologies, Inc. Ruud Lighting, Inc. and Alan J. Ruud,
              Theodore O. Sokoly, Donald Wandler, Christopher A. Ruud and
              Cynthia A. Johnson..........................................             (5)

       2.2    Agreement and Plan of Reorganization Among Advanced Lighting
              Technologies, Inc., Advanced Acquisitions, Inc., Deposition
              Sciences, Inc., and Lee Bartolomei, Frances and John
              Aguilera, Jr. 1992 Trust, Michael Robbins, James Brosnan and
              Norman Boling dated as of January 9, 1998...................

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

       9.3    Form of Voting Trust Agreement dated as of January 2, 1998 by and among the Company, Alan J. Ruud, Donald Wandler,
              Theodore Sokoly, Christopher Ruud and Cynthia Johnson (the
              'Ruud Voting Trust') and Form of Irrevocable Proxy relating
              to shares formerly held under the Ruud Voting Trust.........             (9)

      10.1    [Renumbered as 2.1 above.]

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

      10.4    [Renumbered as 2.2 above.]

      10.5    Employment Agreement dated as of January 2, 1998 among Ruud
              Lighting, Inc., Advanced Lighting Technologies, Inc., and
              Alan J. Ruud

      10.6    Amendment No. 2 dated as of May 13, 1998 to Credit Agreement between Advanced Lighting Technologies, Inc., The Lending
              Institutions Named Therein and National City Bank, as
              Administrative Agent, Dated as of January 2, 1998...........             (6)

      10.7    Aircraft Lease Agreement between LightAir, Ltd., an Ohio
              limited liability company, of which Wayne R. Hellman owns
              80% of the membership interests and Louis S. Fisi owns 20%
              of the membership interests, and Levetz Investments, Inc., an unrelated corporation engaged in the business of
              chartering aircraft and otherwise providing general aviation services ('Levetz Investments'), dated as of January 22,
              1996. (Form 10-Q Exhibit 10.1)..............................             (7)

                                                                            INCORPORATED BY REFERENCE
EXHIBIT NO.                              TITLE                               SEQUENTIAL PAGE NUMBER/
-----------                              -----                              -------------------------
      10.8    Aircraft Operating Agreement between Levetz Investments and
              Venture Lighting International, Inc., a wholly-owned
              subsidiary of the Company, dated as of January 22, 1996.
              (Form 10-Q Exhibit 10.2)....................................             (7)

      10.9    Aircraft Operating Agreement between Levetz Investments and
              APL Engineered Materials, Inc., a wholly-owned subsidiary of the Company, dated as of January 22, 1996. (Form 10-Q
              Exhibit 10.3)...............................................             (7)

      10.10   Aircraft Dry Lease Agreement dated as of May 27, 1997 by and between LightAir, Ltd. and Advanced Lighting Technologies,
              Inc. (Registration Statement Exhibit 10.26).................             (8)

      10.11   Employment Agreement dated as of February 12, 1998 between
              Advanced Lighting Technologies, Inc. and Nicholas R.
              Sucic.......................................................             (5)

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

(3) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996.

(4)   [Intentionally omitted.]

(5) Exhibits 2.1, 4.3, 10.2, 10.3, and 10.11 above are incorporated by reference to Exhibits 2.1, 10.4, 10.2, 10.3, and 10.5, respectively, in Company's Quarterly Report on Form 10-Q/A for the Period Ended March 31, 1998 filed on March 15, 1999.

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