Form 10-Q/A
period 1998-09-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1999-03-15
CIK 1002125

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                 FORM 10-Q/A
                                     No. 2

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

EXPLANATORY NOTE

This Form 10-Q/A No.2 reflects an increase of $16.9 million in the valuation of three million shares of restricted common stock issued in connection with the acquisition of Ruud Lighting, Inc. This Form 10-Q/A No. 2 also reflects changes in the presentation of discontinued operations and special charges. An additional exhibit has been added. In addition, this Form 10-Q/A No. 2 contains clarifying revisions to Part I, Item 2.

This Form 10-Q/A No. 2 replaces in its entirety the Form 10-Q/A for the quarterly period ended September 30, 1998 previously filed.

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

Item 6.           Exhibits and Reports on Form 8-K........................................ 21


SIGNATURES................................................................................ 23

EXHIBIT INDEX............................................................................. 24


                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         (Unaudited)           (Audited)
                                                                                         SEPTEMBER 30,          JUNE 30,
                                                                                             1998                 1998
                                                                                        ---------------      --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                            $        22,738      $       21,917
   Short-term investments                                                                           350                 350
   Trade receivables, less allowances of $442 and $397                                           46,852              40,779
   Receivables from related parties                                                               1,620               1,034
   Inventories:
      Finished goods                                                                             32,322              29,556
      Raw materials and work-in-process                                                          18,679              15,184
                                                                                        ---------------      --------------
                                                                                                 51,001              44,740
   Prepaid expenses                                                                               3,586               3,200
   Deferred taxes                                                                                 2,192               2,192
                                                                                        ---------------      --------------
Total current assets                                                                            128,339             114,212

Property, plant and equipment:
   Land and buildings                                                                            35,048              31,429
   Machinery and equipment                                                                       57,827              52,235
   Furniture and fixtures                                                                        19,512              18,316
                                                                                        ---------------      --------------
                                                                                                112,387             101,980
   Less accumulated depreciation                                                                 13,421              11,952
                                                                                        ---------------      --------------
                                                                                                 98,966              90,028

Deferred taxes                                                                                    4,332               2,892
Receivables from related parties                                                                  4,276               3,157
Net assets associated with discontinued operations                                                3,724               5,193
Investments in affiliates                                                                        25,250              20,591
Other assets                                                                                      8,242               8,878
Intangible assets                                                                                34,162              34,377
Excess of cost over net assets of businesses acquired, net                                       51,064              49,241
                                                                                        ---------------      --------------
                                                                                        $       358,355      $      328,569
                                                                                        ===============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt                                $         1,998      $        1,960
   Accounts payable                                                                              14,187              14,967
   Payables to related parties                                                                      369                 618
   Employee-related liabilities                                                                   3,693               3,259
   Accrued income and other taxes                                                                   914               2,729
   Other accrued expenses                                                                         9,808              13,042
                                                                                        ---------------      --------------
Total current liabilities                                                                        30,969              36,575

Long-term debt                                                                                  152,045             117,332
Other liabilities                                                                                   507                 766
Deferred taxes                                                                                    3,213               3,059

Shareholders' equity
   Preferred stock, $.001 par value, 1,000 shares authorized, no shares issued                        -                   -
   Common stock, $.001 par value, 80,000 shares authorized, 20,210 shares issued and outstanding as of September 30, 1998 and 20,189 shares issued
       and outstanding as of June 30, 1998                                                           20                  20
   Paid-in-capital                                                                              190,164             189,828
   Accumulated other comprehensive income                                                           266                   -
   Retained earnings (deficit)                                                                  (18,829)            (19,011)
                                                                                        ---------------      --------------
                                                                                                171,621             170,837
                                                                                        ---------------      --------------
                                                                                        $       358,355      $      328,569
                                                                                        ===============      ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE DOLLAR AMOUNTS)

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                        ------------------------------
                                                                            1998            1997
                                                                        -------------   --------------

Net sales                                                                 $ 50,358         $ 29,937

Costs and expenses:
   Cost of sales                                                            29,636           17,326
   Marketing and selling                                                     8,859            4,416
   Research and development                                                  3,748            1,399
   General and administrative                                                4,321            2,214
   Fiber optic joint venture formation costs                                     -              212
   Amortization of intangible assets                                           665              214
                                                                        -------------   --------------
Income from operations                                                       3,129            4,156

Other income (expense):
   Interest expense                                                         (2,727)            (327)
   Interest income                                                             238              527
   Loss from equity investments                                               (189)               -
                                                                        -------------   --------------

Income from continuing operations before income taxes                          451            4,356
Income taxes                                                                   269            1,568
                                                                        -------------   --------------

Income from continuing operations                                              182            2,788
Discontinued operations
  Loss from operations of discontinued business
    (net of income tax benefits of $168)                                         -             (298)
  Loss on disposal of discontinued business                                      -                -
                                                                        -------------   --------------

Net income                                                                $    182         $  2,490
                                                                        =============   ==============

Earnings per share -- Basic:
  Income from continuing operations                                       $    .01         $    .17
  Loss from discontinued operations                                              -             (.02)
                                                                        -------------   --------------
Earnings per share -- Basic                                               $    .01         $    .15
                                                                        =============   ==============

Earnings per share -- Diluted:
  Income from continuing operations                                       $    .01         $    .17
  Loss from discontinued operations                                              -             (.02)
                                                                        -------------   --------------
Earnings per share -- Diluted                                             $    .01         $    .15
                                                                        =============   ==============

Weighted average shares outstanding:
    Basic                                                                   20,205           16,260
                                                                        =============   ==============

    Diluted                                                                 20,573           16,625
                                                                        =============   ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
      CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)
                                 (IN THOUSANDS)

                                                     THREE MONTHS ENDED SEPTEMBER 30, 1998
                                    ----------------------------------------------------------------------------------------
                                                                                  ACCUMULATED
                                           COMMON STOCK                              OTHER
                                    ---------------------------     PAID-IN      COMPREHENSIVE     RETAINED
                                      SHARES       PAR VALUE        CAPITAL         INCOME         EARNINGS        TOTAL
                                    ------------  -------------   ------------  ---------------- -------------  ------------

Balance at July 1, 1998                  20,189           $ 20      $ 189,828               $ -     $ (19,011)    $ 170,837

Net income                                    -              -              -                 -           182           182

Foreign currency
  translation adjustment                      -              -              -               266             -           266

Stock options exercised                      18              -            279                 -             -           279

Stock purchases by employees                  3              -             57                 -             -            57
                                    ------------  -------------   ------------  ---------------- -------------  ------------

BALANCE AT SEPTEMBER 30, 1998            20,210           $ 20       $190,164             $ 266     $ (18,829)     $171,621
                                    ============  =============   ============  ================ =============  ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            ---------------------------------
                                                                                1998                1997
                                                                            --------------      -------------
OPERATING ACTIVITIES
   Net income                                                                       $ 182            $ 2,490
   Adjustments to reconcile net income to net cash used in
      operating activities:
         Depreciation                                                               1,469                649
         Amortization                                                                 665                214
         Deferred income taxes                                                          -                443
         Changes in operating assets and liabilities:
            Trade receivables                                                      (6,060)            (3,743)
            Inventories                                                            (4,492)            (3,343)
            Prepaids and other assets                                                (171)            (1,100)
            Net assets associated with discontinued operations                     (1,970)                 -
            Accounts payable and accrued expenses                                  (5,369)            (3,994)
            Other                                                                     160               (378)
                                                                            --------------      -------------
                                 Net cash used in operating activities            (15,586)            (8,762)

INVESTING ACTIVITIES
   Capital expenditures                                                            (9,066)                 -
   Purchases of businesses                                                         (3,257)                 -
   Investments in affiliates                                                       (4,659)              (671)
   Use of net proceeds from public offering:
      Capital expenditures                                                              -             (5,095)
      Acquisition of minority interest in Fiberstars, Inc.                              -             (2,835)
                                                                            --------------      -------------
                                 Net cash used in investing activities            (16,982)            (8,601)

FINANCING ACTIVITIES
   Proceeds from revolving credit facility                                         88,306             17,457
   Payments of revolving credit facility                                          (54,681)           (15,107)
   Proceeds from long-term debt                                                       868              1,387
   Payments of long-term debt and capital leases                                   (1,440)              (882)
   Issuance of common stock                                                           336                314
   Net proceeds from public offering                                                    -             69,335
   Use of net proceeds from public offering:
      Payment of long-term debt and revolving credit facility                           -            (35,500)
                                                                            --------------      -------------
                             Net cash provided by financing activities             33,389             37,004
                                                                            --------------      -------------

Increase in cash and cash equivalents                                                 821             19,641
Cash and cash equivalents, beginning of period                                     21,917              4,198
                                                                            --------------      -------------

                              CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 22,738           $ 23,839
                                                                            ==============      =============

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                                $ 4,510              $ 362
     Income taxes paid                                                                 60                213
     Capitalized interest                                                             209                126
     Equipment acquired through capital leases                                          -                376

     Detail of acquisitions:
         Assets acquired                                                          $ 7,078                  -
         Liabilities assumed                                                       (3,756)                 -
                                                                            --------------      -------------
         Cash paid                                                                  3,322                  -
             Less cash acquired                                                       (65)                 -
                                                                            --------------      -------------
         Net cash paid for acquisition                                            $ 3,257                  -
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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998
                          (Dollar amounts in thousands)



C.  COMPREHENSIVE INCOME (CONT.)

For the three months ended September 30, 1998 and 1997, the Company's comprehensive income was $448 and $2,490 , respectively. The Company's adoption of FAS No. 130 had no effect on the Company's reported results of operations or financial position.


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

Details of the activity related to the fiscal 1998 special charges for the three months ended September 30, 1998 are summarized as follows:


                                                            BALANCE AS OF       CHARGES         BALANCE AS OF
           DESCRIPTION                   CASH/NONCASH       JUNE 30, 1998       UTILIZED     SEPTEMBER 30, 1998
----------------------------------    -------------------   -------------       --------     ------------------
     Severance                            Cash                $     460          $  417             $   43
     Lease/contract cancellation          Cash                      253             112                141
                                                            -------------       --------        --------------
                                                              $     713          $  529             $  184
                                                            =============       ========        ==============

The balance of the accrual related to the special charges as of September 30, 1998, was classified in the consolidated balance sheet as other accrued expenses.

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

NOTE J -- VALUATION ADJUSTMENT OF RESTRICTED COMMON STOCK ISSUED

During 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") related to the Company's Form 10-K for the year ended June 30, 1998. In response to the SEC's view related to the valuation of the three million shares of restricted common stock issued in connection with the acquisition of Ruud Lighting, Inc. (as described in Note C in the Company's Form 10-K/A for the year ended June 30, 1998), the value of the shares was restated and increased to $49,950, which resulted in an increase in the excess of cost over net assets of businesses acquired of $16,928. The effect of the restatement on the September 30, 1998 financial statements follows:

                                              As Restated                   As Previously Reported
                                           -----------------              -------------------------
Balance Sheet
    Excess of cost over net assets
      of businesses acquired, net             $  51,064                          $  34,453
    Paid-in-capital                             190,164                            173,236
    Retained earnings (deficit)                 (18,829)                           (18,512)

Statement of Income
    Amortization of intangible assets         $     665                          $     559
    Net income                                      182                                288
    Earnings per share--basic and diluted           .01                                .01

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

This outlook does not include any incremental sales from the Uni-Form(R) pulse start line, which was introduced in the first quarter of fiscal 1999. The Uni-Form(R) pulse start line is a new generation of metal halide systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. Based on current forecasts, the Company believes sales of the Uni-Form(R) pulse start line could reach $10,000 in fiscal 1999. Pulse start lamp sales totaled 20,000 units in the first quarter and are on a 30,000 unit run rate in the second quarter. Pulse start fixture sales are expected to begin to accelerate in the second quarter.

As a response to uncertainty in the international markets and a revised sales outlook, the Company is taking a number of positive steps internally to reduce operating expenses and enhance cash flow. On November 11, 1998, the Company announced the following cost reduction and cash flow enhancement initiatives:

- Consolidation of equipment and lamp-making operations. ADLT plans to consolidate its metal halide lamp-making operations into its primary facility in Solon, Ohio. As part of this effort the company will close its Bellevue, Ohio facility, which manufactures both specialty metal halide lamps and equipment to manufacture metal halide lamps. Additionally, ADLT is re-evaluating its joint venture/equipment sales. The Pacific Rim is currently facing serious economic difficulties, so the company is considering diverting this same equipment to ADLT's own Solon lamp factory, thereby increasing productivity and delaying the need for substantial capital expenditures for approximately three years.

- Reduced facilities expenditures. ADLT will put on hold approximately $15,000 to $20,000 in planned facilities expenditures. These expenditures included headquarters build-out and the completion of certain facilities designed to highlight and promote metal halide lighting. Additionally, the company will postpone for approximately nine months the outfitting of its recently expanded metal halide materials production operations. ADLT believes it has adequate existing capacity to meet near-term materials demand.

- Consolidation of international operations. ADLT will exit its Canadian lamp distribution operations, a business acquired as part of a previous acquisition. These Canadian operations generated approximately $8,000 in annual sales but were too focused on non-metal halide products and became unprofitable. ADLT's Canadian power supply operations will remain intact. ADLT anticipates significant growth for this operation based on the need to supply new products for the accelerating roll-out of Uniform Pulse Start systems. Secondly, ADLT reported that it will significantly reduce expenditures for its branch operations on the European continent, which are performing below expectations. ADLT's UK operations continue to perform well and will be unaffected by these actions.

The Company believes that when fully-implemented, these announced actions are expected to reduce quarterly cash operating expenses by approximately $4,500 through the elimination of approximately 220 positions (including approximately 50 mid- and senior-level managers) and a 60% reduction in corporate overhead (approximately $750 quarterly). The Company believes that the expected reduction in cash operating expenses will contribute to cash flow in the last half of fiscal 1999 without impeding the Company's ability to meet demand.

The Company anticipates recording pretax charges of between $10,000 to $21,000 as a result of implementing these changes.

UPDATE ON IN-PROCESS RESEARCH AND DEVELOPMENT

As discussed in previous filings, in connection with the purchase of Deposition Sciences, Inc. ("DSI"), the Company allocated $18,200 of the $25,400 purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. DSI's in-process research and development value is comprised of five primary research and development programs, which were in process at the time of the acquisition.

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

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's Condensed Consolidated Statements of Income for the indicated periods:

                                                                           Three Months Ended
                                                                              September 30,
                                                                       ----------------------------
                                                                          1998            1997
                                                                       ------------    ------------

Net sales                                                                   100%            100%

Costs and expenses:
   Cost of sales                                                            58.9            57.9
   Marketing and selling                                                    17.6            14.7
   Research and development                                                  7.4             4.7
   General and administrative                                                8.6             7.4
   Fiber optic joint venture formation costs                                   -             0.7
   Amortization of intangible assets                                         1.3             0.7
                                                                       ------------    ------------
Income from operations                                                       6.2            13.9

Other income (expense):
   Interest expense                                                         (5.4)           (1.1)
   Interest income                                                           0.5             1.8
   Loss from equity investment                                              (0.4)              -
                                                                       ------------    ------------

Income from continuing operations before income taxes                        0.9            14.6
Income taxes                                                                 0.5             5.3
                                                                       ------------    ------------

Income from continuing operations                                            0.4             9.3
Loss from discontinued operations, net of income tax benefits                  -            (1.0)
                                                                       ------------    ------------

Net income                                                                   0.4%            8.3%
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

The growth in net sales is comprised of an increase of 81% in sales of metal halide products including Ruud Lighting and DSI, including 16% on an internal growth basis. These increases were offset by a sales decline of 36% in non-metal halide sales, excluding Ruud Lighting and DSI. The increase in metal halide sales is reflective of the Company's focus on the metal halide market segment and the overall growth of the metal halide market, which is estimated to be approximately 15% per year. The decrease in non-metal halide sales, excluding Ruud Lighting and DSI, is a result of the Company's efforts to strategically reduce its presence in non-metal halide products. The Company's Canadian distribution operations exited certain nonfocus product lines and its power supply operations ceased production of certain nonfocus product lines during fiscal 1998.

As noted above, fiscal 1999 first quarter sales reflect continued growth in the sales of the Company's core U.S. metal halide operations, which generated 16% internal sales growth over the year-ago period, including 34% growth in lamp sales. The growth in lamp sales is largely a result of the new marketing channel which was obtained through the acquisition of Ruud Lighting. These increases were offset by reductions in international sales and in non-metal halide products.

International sales decreased 1% in the first quarter while sales of non-metal halide lamps decreased 38% in the first quarter. The Company attributes the soft international market to the current international economic environment, which the Company believes is causing its largest purchasers to adjust their inventory levels. Sales of non-metal halide products, an area where the Company has been strategically reducing its presence through the elimination of non-metal halide lamps and power supplies, also declined at a faster rate than originally anticipated.

Finally, domestic sales of metal halide materials decreased 7% in the first quarter, while international sales of metal halide materials decreased 11% in the first quarter. This decline in metal halide materials seems to confirm a general deceleration of international metal halide growth near-term, and the Company has estimated that these conditions could result in relatively flat sales during the second half of the fiscal year.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 95.2% to $4,321 in the first quarter of fiscal 1999 from $2,214 in the first quarter of fiscal 1998. As a percentage of net sales, general and administrative expenses increased to 8.6% in the first quarter of fiscal 1999 from 7.4% in the first quarter of fiscal 1998. The increase as a percentage of net sales was primarily a result of the inability to slow the growth of these expenses quickly enough in light of the slower than expected growth in sales experienced in the first quarter. The increase in general and administrative expenses of $2,107 from the first quarter 1997 relates to an overall increase in the size and complexity of the business and relates primarily to an increase in personnel and related costs, travel, equipment depreciation and rent, and communications costs.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization expense increased to $665 in the first quarter of fiscal 1999 from $214 in the first quarter of fiscal 1998 due to the amortization of goodwill and other intangible assets related to the acquisitions of Ruud Lighting and Deposition Sciences which were completed in January 1998.

INCOME FROM OPERATIONS. Income from operations in the first quarter of fiscal 1999 decreased to $3,129 from $4,156 in the first quarter of fiscal 1998. As a percentage of net sales, income from operations decreased to 6.2% in the first quarter of fiscal 1999 from 13.9% in the first quarter of fiscal 1998.

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

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes during the first quarter of fiscal 1999 decreased to $451 from $4,356 during the first quarter of fiscal 1998. As a percentage of net sales, income from continuing operations before income taxes decreased to 0.9% during the first quarter of fiscal 1999 from 14.6% during the first quarter of fiscal 1998.

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

Net sales                                                                                        $ 184,314

Costs and expenses:
   Cost of sales                                                                                   107,651
   Marketing and selling                                                                            30,189
   Research and development                                                                         11,668
   General and administrative                                                                       12,958
   Fiber optic joint venture formation costs                                                             -
   Purchased research and development                                                               18,220
   Special charges                                                                                  15,918
   Amortization of intangible assets                                                                 2,116
                                                                                              -------------
Income (loss) from operations                                                                      (14,406)

Other income (expense):
   Interest expense                                                                                 (6,201)
   Interest income                                                                                   1,147
   Loss from equity investments                                                                       (690)
                                                                                              -------------

Income (loss) from continuing operations before income taxes and extraordinary charge              (20,150)
Income taxes                                                                                           503
                                                                                              -------------

Income (loss) from continuing operations before extraordinary charge                               (20,653)
Loss from discontinued operations, net of income tax benefits                                       (6,994)
                                                                                              -------------

Income (loss) before extraordinary charge                                                          (27,647)
Extraordinary charge from early extinguishment of debt, net of income tax benefits                    (604)
                                                                                              -------------

Net income (loss)                                                                                $ (28,251)
                                                                                              =============

Earnings per share -- Basic:
   Income (loss) from continuing operations                                                      $   (1.08)
   Loss from discontinued operations                                                                  (.36)
   Extraordinary charge                                                                               (.03)
                                                                                              -------------
Earnings (loss) per share -- Basic:                                                              $   (1.47)
                                                                                              =============

Earnings per share -- Diluted:
   Income (loss) from continuing operations                                                      $   (1.08)
   Loss from discontinued operations                                                                  (.36)
   Extraordinary charge                                                                               (.03)
                                                                                              -------------
Earnings (loss) per share -- Diluted:                                                            $   (1.47)
                                                                                              =============

Weighted average shares outstanding:
   Basic                                                                                            19,189
                                                                                              =============

   Diluted                                                                                          19,189
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

10.2             Letter Amendment, dated as of September 1, 1998, among Advanced
                 Lighting Technologies, Inc., National City Bank and other
                 financial institutions, to the Credit Agreement dated as of
                 January 2, 1998.                                                                ___

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


                                            ADVANCED LIGHTING TECHNOLOGIES, INC.


Date:  March 15, 1999                                By: /s/ Wayne R. Hellman
                                                         ----------------------
                                                         Wayne R. Hellman
                                                         Chief Executive Officer

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

10.2             Letter Amendment, dated as of September 1, 1998, among Advanced
                 Lighting Technologies, Inc., National City Bank and other
                 financial institutions, to the Credit Agreement dated as of
                 January 2, 1998.                                                           ___

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