Form 10-Q/A
period 1998-12-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1999-03-15
CIK 1002125

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

EXPLANATORY NOTE

This Form 10-Q/A reflects conforming changes relating to the Company's Form 10-K/A for the fiscal year ended June 30, 1998, Form 10-Q/A No. 2 for the quarterly period ended September 30, 1998, and Current Report on Form 8-K, dated February 16, 1999 and filed February 23, 1999. Two additional, previously filed exhibits have been included. This Form 10-Q/A also reflects the correction of internal inconsistencies in the text.

This Form 10-Q/A replaces in its entirety the Form 10-Q for the quarterly period ended December 31, 1998 previously filed.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                     (Unaudited)       (Audited)
                                                                                     DECEMBER 31,       JUNE 30,
                                                                                        1998              1998
                                                                                   ---------------   ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $  10,656         $  21,917
   Short-term investments                                                                   350               350
   Trade receivables, less allowances of $553 and $397                                   29,552            40,779
   Receivables from related parties                                                       1,697             1,034
   Inventories:
      Finished goods                                                                     29,862            29,556
      Raw materials and work-in-process                                                  21,151            15,184
                                                                                      ---------         ---------
                                                                                         51,013            44,740
   Prepaid expenses                                                                       3,778             3,200
   Deferred taxes                                                                             -             2,192
                                                                                      ---------         ---------
Total current assets                                                                     97,046           114,212

Property, plant and equipment:
   Land and buildings                                                                    38,269            31,429
   Production machinery and equipment                                                    59,435            52,235
   Other equipment                                                                        6,413                 -
   Furniture and fixtures                                                                18,501            18,316
                                                                                      ---------         ---------
                                                                                        122,618           101,980
   Less accumulated depreciation                                                         14,494            11,952
                                                                                      ---------         ---------
                                                                                        108,124            90,028

Deferred taxes                                                                            3,171             2,892
Receivables from related parties                                                          4,919             3,157
Net assets associated with discontinued operations                                          278             5,193
Investments in affiliates                                                                22,109            20,591
Other assets                                                                              7,750             8,878
Intangible assets                                                                        33,610            34,377
Excess of cost over net assets of businesses acquired, net                               52,772            49,241
                                                                                      ---------         ---------
                                                                                      $ 329,779         $ 328,569
                                                                                      =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt                              $   1,953         $   1,960
   Accounts payable                                                                      19,842            14,967
   Payables to related parties                                                            1,653               618
   Employee-related liabilities                                                           4,620             3,259
   Accrued income and other taxes                                                           664             2,729
   Other accrued expenses                                                                14,512            13,042
                                                                                      ---------         ---------
Total current liabilities                                                                43,244            36,575

Long-term debt                                                                          160,499           117,332
Other liabilities                                                                           465               766
Deferred taxes                                                                            3,171             3,059

Shareholders' equity
   Preferred stock, $.001 par value, 1,000 shares authorized, no shares issued                -                 -
   Common stock, $.001 par value, 80,000 shares authorized, 20,226 shares issued and outstanding as of December 31, 1998 and 20,189 shares issued
       and outstanding as of June 30, 1998                                                   20                20
   Paid-in-capital                                                                      190,295           189,828
   Accumulated other comprehensive income                                                    54                 -
   Loan receivable from officer                                                          (9,168)                -
   Retained earnings (deficit)                                                          (58,801)          (19,011)
                                                                                      ---------         ---------
                                                                                        122,400           170,837
                                                                                      ---------         ---------
                                                                                      $ 329,779         $ 328,569
                                                                                      =========         =========



See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except per share dollar amounts)

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         DECEMBER 31,                      DECEMBER 31,
                                                                  -------------------------         -------------------------
                                                                    1998             1997             1998             1997
                                                                  --------         --------         --------         --------

Net sales                                                         $ 37,944         $ 31,879         $ 88,302         $ 61,816

Costs and expenses:
   Cost of sales                                                    30,073           18,467           59,709           35,793
   Marketing and selling                                            10,283            4,915           19,142            9,331
   Research and development                                          5,405            1,822            9,153            3,221
   General and administrative                                        5,129            2,006            9,450            4,220
   Fiber optic joint venture formation costs                             -                -                -              212
   Special charges                                                  13,292                -           13,292                -
   Amortization of intangible assets                                   678              211            1,343              425
                                                                  --------         --------         --------         --------
Income (loss) from operations                                      (26,916)           4,458          (23,787)           8,614

Other income (expense):
   Interest expense                                                 (3,431)               -           (6,158)            (327)
   Interest income                                                     328              281              566              808
   Loss from equity investments                                       (272)               -             (461)               -
                                                                  --------         --------         --------         --------

Income (loss) from continuing operations
   before income taxes                                             (30,291)           4,739          (29,840)           9,095
Income taxes                                                         3,515            1,706            3,784            3,274
                                                                  --------         --------         --------         --------

Income (loss) from continuing operations                           (33,806)           3,033          (33,624)           5,821
Discontinued operations
   Loss from operations of discontinued business
      (net of income tax benefits of $135 and $303 for the
      three month and six month periods, respectively)                   -             (241)               -             (539)
   Loss on disposal of discontinued business,
      including provision of $1,166 for operating
      losses during phase-out period                                (6,166)               -           (6,166)               -
                                                                  --------         --------         --------         --------

Net income (loss)                                                 $(39,972)        $  2,792         $(39,790)        $  5,282
                                                                  ========         ========         ========         ========

Earnings per share -- Basic:
  Income (loss) from continuing operations                        $  (1.67)        $    .18         $  (1.66)        $    .36
  Loss from discontinued operations                                   (.31)            (.01)            (.31)            (.04)
                                                                  --------         --------         --------         --------
Earnings (loss) per share -- Basic                                $  (1.98)        $    .17         $  (1.97)        $    .32
                                                                  ========         ========         ========         ========

Earnings per share -- Diluted:
  Income (loss) from continuing operations                        $  (1.67)        $    .18         $  (1.66)        $    .35
  Loss from discontinued operations                                   (.31)            (.01)            (.31)            (.03)
                                                                  --------         --------         --------         --------
Earnings (loss) per share -- Diluted                              $  (1.98)        $    .17         $  (1.97)        $    .32
                                                                  ========         ========         ========         ========

Weighted average shares outstanding:
    Basic                                                           20,222           16,506           20,215           16,378
                                                                  ========         ========         ========         ========

    Diluted                                                         20,222           16,778           20,215           16,702
                                                                  ========         ========         ========         ========



See notes to condensed consolidated financial statements.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
      CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)



                                                           SIX MONTHS ENDED DECEMBER 31, 1998
                           ---------------------------------------------------------------------------------------------------
                                                                      ACCUMULATED        LOAN
                                COMMON STOCK                             OTHER        RECEIVABLE     RETAINED
                           ------------------------     PAID-IN       COMPREHENSIVE      FROM        EARNINGS
                            SHARES      PAR VALUE       CAPITAL         INCOME         OFFICER       (DEFICIT)       TOTAL
                           ----------   -----------   ------------  ----------------  -----------  ------------- -------------

Balance at July 1, 1998       20,189          $ 20      $ 189,828        $        -     $      -      $ (19,011)    $ 170,837

Net loss                                                                                                (39,790)      (39,790)

Foreign currency
  translation adjustment                                                         54                                        54

Loan to officer                                                                           (9,168)                      (9,168)

Issuance of shares in
  connection with the
  purchase of a business           2             -             29                                                          29

Stock options exercised           17             -            279                                                         279

Stock purchases
  by employees                    18             -            159                                                         159
                           ----------   -----------   ------------  ----------------  -----------  ------------- -------------

BALANCE AT
  DECEMBER 31, 1998           20,226          $ 20       $190,295        $       54     $ (9,168)     $ (58,801)     $122,400
                           ==========   ===========   ============  ================  ===========  ============= =============




See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                    SIX MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                            ---------------------------------
                                                                                1998               1997
                                                                            -------------      --------------
OPERATING ACTIVITIES
   Income (loss) from continuing operations                                    $ (33,624)            $ 5,821
   Adjustments to reconcile income (loss) from continuing
      operations to net cash used in operating activities:
         Depreciation                                                              3,235               1,403
         Amortization                                                              1,343                 425
         Deferred income taxes                                                     3,429                 868
         Special charges and terminated equipment contracts                       22,116                   -
         Changes in operating assets and liabilities, excluding effects of acquisitions and discontinued operations:
            Trade receivables                                                     (4,038)             (2,289)
            Inventories                                                           (5,543)             (4,335)
            Prepaids and other assets                                             (1,427)             (2,496)
            Accounts payable and accrued expenses                                  1,336              (2,551)
            Other                                                                   (266)                  -
                                                                            -------------      --------------
                                Net cash used in operating activities            (13,439)             (3,154)

INVESTING ACTIVITIES
   Capital expenditures                                                          (17,803)             (1,836)
   Purchases of businesses                                                        (5,024)                  -
   Investments in affiliates                                                      (2,837)             (3,252)
   Use of net proceeds from public offering:
      Capital expenditures                                                             -              (8,329)
      Investments in affiliates                                                        -              (4,835)
                                                                            -------------      --------------
                                Net cash used in investing activities            (25,664)            (18,252)

FINANCING ACTIVITIES
   Proceeds from revolving credit facility                                       156,624              35,010
   Payments of revolving credit facility                                        (113,724)            (35,485)
   Proceeds from long-term debt                                                      868               3,165
   Payments of long-term debt and capital leases                                  (2,674)             (2,103)
   Issuance of common stock                                                          438                 532
   Loan to officer                                                                (9,000)                  -
   Net proceeds from public offering                                                   -              69,320
   Use of net proceeds from public offering:
      Payment of long-term debt and revolving credit facility                          -             (33,000)
                                                                            -------------      --------------
                            Net cash provided by financing activities             32,532              37,439

Net cash used in discontinued operations                                          (4,690)             (3,723)
                                                                            -------------      --------------

Increase (Decrease) in cash and cash equivalents                                 (11,261)             12,310
Cash and cash equivalents, beginning of period                                    21,917               4,198
                                                                            -------------      --------------

                             CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 10,656            $ 16,508
                                                                            =============      ==============

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                               $ 5,070               $ 587
     Income taxes paid                                                               211               1,077
     Capitalized interest                                                            458                 416
     Noncash transactions
         Equipment acquired through capital leases                                     -                 376
         Stock issued for purchase of business                                        29                   -

     Detail of acquisitions:
         Assets acquired                                                         $ 9,688                   -
         Liabilities assumed                                                      (4,570)                  -
         Stock issued for purchase of business                                       (29)                  -
                                                                            -------------      --------------
         Cash paid                                                                 5,089                   -
             Less cash acquired                                                      (65)                  -
                                                                            -------------      --------------
         Net cash paid for acquisitions                                          $ 5,024                   -
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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1998
                          (Dollar amounts in thousands)



C.  COMPREHENSIVE INCOME (CONTINUED)

The Company had a comprehensive loss of $40,184 for the three months ended December 31, 1998 and comprehensive income of $2,792 for the three months ended December 31, 1997. The Company had a comprehensive loss of $39,736 for the six months ended December 31, 1998 and comprehensive income of $5,282 for the six months ended December 31, 1997. The Company's adoption of FAS No. 130 had no effect on the Company's reported results of operations or financial position.

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

The Credit Facility has a term expiring April 1, 2000. The Company is actively seeking alternative financing sources and intends to replace the existing Credit Facility. If the Company is unable to obtain alternative financing and replace the Credit Facility prior to July 1, 1999, the Company is required to pay the Lenders a $750 fee.

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

For the six months ended December 31, 1998, the Company reported a pretax loss from continuing operations, including special charges, of $29,840 and a pretax loss on the discontinued operations of the Microsun business of $6,166, which created $36,006 of operating losses and future tax deductions for financial reporting purposes. Accordingly, at December 31, 1998, the Company recorded a valuation allowance for deferred tax assets of $15,503 related to all NOLs, tax credits and net deductible tax differences.


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

NOTE J -- VALUATION ADJUSTMENT OF RESTRICTED COMMON STOCK ISSUED

During 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") related to the Company's Form 10-K for the year ended June 30, 1998. In response to the SEC's view related to the valuation of the three million shares of restricted common stock issued in connection with the acquisition of Ruud Lighting, Inc. (as described in Note C in the Company's Form 10-K/A for the year ended June 30, 1998), the value of the shares was restated and increased to $49,950, which resulted in an increase in the excess of cost over net assets of businesses acquired of $16,928. The effect of the restatement on the December 31, 1998 financial statements follows:

                                   As Restated              As Previously Reported
                                   -----------              ----------------------
Balance Sheet
  Retained earnings (deficit)        $(58,801)                   $(58,484)

Statement of Operations
Six months ended December 31, 1998
  Amortization of intangible assets  $  1,343                    $  1,237
  Net loss                             39,790                      39,684

  Per share loss--basic and diluted      1.97                        1.96

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

The other actions noted above resulted in $14,100 in special charges ($0.70 per share) during the second quarter. The charges are classified in the condensed consolidated statement of operations as cost of sales ($808) and special charges ($13,292). In connection with the above actions, the Company incurred additional costs of $374 and $764 related to cost of sales and research and development expense for transactions with affiliates. The Company anticipates that an additional $2,000, related to these actions, will be incurred during the third and fourth quarters of fiscal 1999.

REVOLVING BANK CREDIT FACILITY-On October 19, 1998, the Company voluntarily reduced the maximum committed availability under its revolving credit facility ("Credit Facility") provided by several North American financial institutions (the "Lenders") to $65,000 from $85,000. In February 1999, the Company and the Lenders amended the Credit Facility to provide for future borrowing under an arrangement pursuant to which the availability of borrowing is determined by the Company's eligible accounts receivable, eligible inventories and certain other assets. Borrowings under the Credit Facility are limited to $55,000 with additional borrowings subject to the approval of all Lenders. Based on the amended terms of the Credit Facility, the Company would have had $6,400 in available borrowings as of December 31, 1998. See "Liquidity and Capital Resources."

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

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's Condensed Consolidated Statements of Operations for the indicated periods:

                                                      Three Months Ended              Six Months Ended
                                                         December 31,                   December 31,
                                                 ---------------------------    --------------------------
                                                     1998           1997           1998            1997
                                                 ------------   ------------    -----------   ------------

Net sales                                             100%           100%           100%           100%

Costs and expenses:
   Cost of sales                                     79.3           57.9           67.6           57.9
   Marketing and selling                             27.1           15.4           21.7           15.1
   Research and development                          14.2            5.7           10.4            5.2
   General and administrative                        13.5            6.3           10.7            6.8
   Fiber optic joint venture formation costs            -              -              -            0.4
   Special charges                                   35.0              -           15.0              -
   Amortization of intangible assets                  1.8            0.7            1.5            0.7
                                                   ------          -----          -----          -----
Income (loss) from operations                       (70.9)          14.0          (26.9)          13.9

Other income (expense):
   Interest expense                                  (9.1)             -           (7.0)          (0.5)
   Interest income                                    0.9            0.9            0.6            1.3
   Loss from equity investments                      (0.7)             -           (0.5)             -
                                                   ------          -----          -----          -----

Income (loss) from continuing operations
  before income taxes                               (79.8)          14.9          (33.8)          14.7
Income taxes                                          9.3            5.4            4.3            5.3
                                                   ------          -----          -----          -----

Income from (loss) continuing operations            (89.1)           9.5          (38.1)           9.4
Loss from discontinued operations,
   net of income tax benefits                       (16.2)          (0.7)          (7.0)          (0.9)
                                                   ------          -----          -----          -----

Net income (loss)                                  (105.3)%          8.8%         (45.1)%          8.5%
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

Fiscal 1999 second quarter sales reflect continued growth in the sales of the Company's core U.S. metal halide operations, which was offset by reductions in overseas sales and in non-metal halide products. The Company's metal halide sales increased 18% (29% increase in the United States) from the year ago period, excluding acquisitions and equipment sales and terminated equipment contracts. Metal halide sales grew to 83% of total sales from 76.5% a year earlier. The Company's core metal halide materials business, a key indicator of industry trends, was up 21% from the prior year's quarter. Geographically, these sales grew approximately 21% in the U.S. and 22% outside the U.S.

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

Results for the first six months of fiscal 1999 reflect continued growth in the sales of the Company's core U.S. metal halide operations, which was offset by reductions in overseas sales and in non-metal halide products. The Company's metal halide sales increased 16% (26% increase in the United States) from the year ago period, excluding acquisitions and equipment sales and terminated equipment contracts. Metal halide sales grew to 83% of total sales from 76% a year earlier.

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

Research and Development Expenses. Research and development expenses increased 184.2% to $9,153 in the first six months of fiscal 1999 from $3,221 in the first six months of fiscal 1998. This increase arose from increased spending for the:
(i) expansion of the new line of Uni-Form(R) pulse start products (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems;
(iii) development of new materials for the world's major lighting manufacturers; and, (iv) research and development efforts aimed at improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. As a percentage of net sales, excluding the terminated equipment contracts, research and development expenses increased to 8.9% in the first six months of fiscal 1999 from 5.2% in the first six months of fiscal 1998. The Company anticipates this level of expense to decline gradually over the next several quarters to approximately 6.0%.

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

Amortization of Intangible Assets. Amortization expense increased to $1,343 in the first six months of fiscal 1999 from $425 in the first six months of fiscal 1998 due to the amortization of goodwill and other intangible assets related to the acquisitions of Ruud Lighting and Deposition Sciences which were completed in January 1998.

Income (Loss) from Operations. As a result of the aforementioned factors, during the first six months of fiscal 1999, the Company incurred a loss from operations of $23,787, as compared to income from operations of $8,614 during the first six months of fiscal 1998. Excluding the special charges and terminated equipment contracts mentioned above, the Company had a loss from operations of $1,139.

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

Income (Loss) from Continuing Operations before Income Taxes. As a result of the aforementioned factors, during the first six months of fiscal 1999, the Company incurred a loss from continuing operations before income taxes of $29,840, as compared to income from continuing operations before income taxes of $9,095 during the first six months of fiscal 1998. Excluding the total special charges and terminated equipment contracts mentioned above, the Company incurred a loss from continuing operations before income taxes of $7,192.

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

For the six months ended December 31, 1998, the Company reported a pretax loss from continuing operations, including special charges, of $29,840 and a pretax loss on the discontinued operations of the Microsun business of $6,166, which created $36,006 of operating losses and future tax deductions for financial reporting purposes. Accordingly, at December 31, 1998, the Company recorded a valuation allowance for deferred tax assets of $15,503 related to all NOLs, tax credits and net deductible tax differences.

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

On October 19, 1998, the Company voluntarily reduced the maximum committed availability under its revolving credit facility ("Credit Facility") provided by several North American financial institutions (the "Lenders") to $65,000 from $85,000. In February 1999, the Company and the Lenders amended the Credit Facility to provide for future borrowing under an arrangement pursuant to which the availability of borrowing is determined by the Company's eligible accounts receivable, eligible inventories and certain other assets and amend the financial covenants to reflect the Company's current financial condition. Borrowings under the Credit Facility are limited to $55,000 with additional borrowings subject to the approval of all lenders. Based on the amended terms of the Credit Facility, the Company would have had $6,400 in available borrowings as of December 31, 1998. On February 12, 1999, the availability under the Credit Facility was $1,000 based on the $55,000 limitation with an additional $4,800 availability subject to approval of all Lenders.

The Credit Facility has a term expiring April 1, 2000. The Company is actively seeking alternative financing sources and intends to replace the existing Credit Facility, although the Company can provide no assurance as to whether, when and upon what terms it will obtain such financing. If the Company is unable to obtain alternative financing and replace the Credit Facility prior to July 1, 1999, the Company is required to pay the Lenders a $750 fee.

Interest rates on loans outstanding are based on the agent bank's prime rate plus 1% to May 31, 1999 and plus 2% thereafter. The Company is also obligated to pay a facility fee of .375% on the amount of the facility and certain other fees. The facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants with respect to income levels, cash availability and net worth. The principal security for the facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries, certain real estate and a pledge of stock of each of the Company's principal subsidiaries.

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

10.3             Letter Amendment dated as of December 22, 1998 amending the
                 Credit Agreement dated January 2, 1998, among Advanced Lighting
                 Technologies, Inc., National City Bank, and other financial institutions              ___

10.4             Amended and Restated Employment Agreement between
                 Wayne R. Hellman and Advanced Lighting Technologies, Inc.
                 dated as of October 8, 1998                                                           ___

10.5             Consolidated Amendment No. 2 to Credit Agreement, dated as of
                 February 12, 1999, amending the Credit Agreement dated January 2,
                 1998, among Advanced Lighting Technologies, Inc., National City
                 Bank, and other financial institutions.                                               ***

10.6             Fee Letter in connection with Consolidated Amendment No. 2 dated
                 February 16, 1999 from Advanced Lighting Technologies, Inc. to the
                 Administrative Agent and the Lenders.                                                 ***

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

12               Statement Re:  Computation of Ratio of Earnings to Fixed Charges                      ___

27               Financial Data Schedule                                                               ___


* Incorporated by reference to Exhibit of same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

** Incorporated by reference to Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

*** Exhibits 10.5 and 10.6 above are incorporated by reference to Exhibits 99.1 and 99.2, respectively, to Company's Current Report on Form 8-K, dated February 16, 1999 and filed February 23, 1999.


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

         Pro Forma Condensed Combined Statements of Operations for the Company and Ruud Lighting, Inc. for the year ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ADVANCED LIGHTING TECHNOLOGIES, INC.


Date: March 15, 1999                           By:  /s/ Wayne R. Hellman
                                                    --------------------
                                                      Wayne R. Hellman
                                                      Chief Executive Officer

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

10.3             Letter Amendment dated as of December 22, 1998 amending the
                 Credit Agreement dated January 2, 1998, among Advanced Lighting
                 Technologies, Inc., National City Bank, and other financial institutions              ___

10.4             Amended and Restated Employment Agreement between
                 Wayne R. Hellman and Advanced Lighting Technologies, Inc.
                 dated as of October 8, 1998                                                           ___

10.5             Consolidated Amendment No. 2 to Credit Agreement, dated as of
                 February 12, 1999, amending the Credit Agreement dated January 2,
                 1998, among Advanced Lighting Technologies, Inc., National City
                 Bank, and other financial institutions.                                               ***

10.6             Fee Letter in connection with Consolidated Amendment No. 2 dated
                 February 16, 1999 from Advanced Lighting Technologies, Inc. to the
                 Administrative Agent and the Lenders.                                                 ***

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

12               Statement Re:  Computation of Ratio of Earnings to Fixed Charges                      ___

27               Financial Data Schedule                                                               ___


* Incorporated by reference to Exhibit of same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

** Incorporated by reference to Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

*** Exhibits 10.5 and 10.6 above are incorporated by reference to Exhibits 99.1 and 99.2, respectively, to Company's Current Report on Form 8-K, dated February 16, 1999 and filed February 23, 1999.