Form 10-K405/A
period 1998-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1999-03-16
CIK 1002125

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                  FORM 10-K/A
                                     No. 2

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

EXPLANATORY NOTE

This Form 10-K/A No. 2 is filed solely to add Exhibit 23, which was omitted from the Form 10-K/A for the year ended June 30, 1998 filed March 15, 1999, as a result of an error by the Company's EDGAR filing agent.

The Form 10-K/A filed March 15, 1999 (and this Form 10-K/A No. 2) reflect an increase of $16.9 million in the valuation of three million shares of restricted common stock issued in connection with the acquisition of Ruud Lighting, Inc. The Form 10-K/A filed March 15, 1999 (and this Form 10-K/A No. 2) also reflect changes in the presentation of discontinued operations and special charges. In addition, in the Form 10-K/A filed March 15, 1999 (and this Form 10-K/A No. 2) certain exhibits have been added, completed and/or renumbered.

This Form 10-K/A No. 2 replaces in its entirety the Form 10-K/A for the year ended June 30, 1998 filed March 15, 1999.

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
    11        Statement of Computation of Per Share Earnings.............                *
    12        Statement Regarding Computation of Ratios..................                *
    21        Subsidiaries of the Registrant as of June 30, 1998.........                *
    23        Consent of Independent Auditors............................                *
    24.1      Powers of Attorney.........................................                *
    27        Financial Data Schedule....................................                *

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

     (c).  Exhibits.

     The exhibits to this Form 10-K/A No. 2 are submitted as a separate section of this Report. See Exhibit Index.

     (d).  Financial Statement Schedules

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Registrant's Form 10-K for the fiscal year ended June 30, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: March 16, 1999                      By:        /s/ LOUIS S. FISI
                                            ------------------------------------
                                                       Louis S. Fisi
                                                  Executive Vice President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
            /s/ WAYNE R. HELLMAN               Chief Executive Officer and          March 16, 1999
---------------------------------------------  Director
              Wayne R. Hellman

            /s/ NICHOLAS R. SUCIC              Chief Financial Officer,             March 16, 1999
---------------------------------------------  Vice President and Treasurer
              Nicholas R. Sucic                (Chief Accounting Officer)

                      *                        Director                             March 16, 1999
---------------------------------------------
               Francis H. Beam

                      *                        Director                             March 16, 1999
---------------------------------------------
               John R. Buerkle

                      *                        Director                             March 16, 1999
---------------------------------------------
             Theodore A. Filson

              /s/ LOUIS S. FISI                Director                             March 16, 1998
---------------------------------------------
                Louis S. Fisi

                      *                        Director                             March 16, 1999
---------------------------------------------
                Susuma Harada

                      *                        Director                             March 16, 1999
---------------------------------------------
                Alan J. Ruud

                      *                        Director                             March 16, 1999
---------------------------------------------
              A Gordon Tunstall

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

                                     No. 2

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