Form 10-Q
period 1999-03-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1999-05-17
CIK 1002125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------


                                    FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

                                       or

________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________  to  _____________________

                         Commission File Number: 0-27202

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
------------------------------------------------------------------------------
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


                                 440 / 519-0500
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       ------    -----

There were 20,251,952 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of April 30, 1999.


                             INDEX

             ADVANCED LIGHTING TECHNOLOGIES, INC.

                                                                              PAGE NO.
PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets - March 31, 1999
                  and June 30, 1998..........................................      2

             Condensed Consolidated Statements of Operations -- Three Months
                  and Nine Months Ended March 31, 1999 and 1998 ............       3

             Condensed Statement of Consolidated Shareholders' Equity --
                  Nine Months Ended March 31, 1999..........................       4

             Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended March 31, 1999 and 1998.................       5

             Notes to Condensed Consolidated Financial Statements...........       6

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................      13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........      28


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................     29

Item 3.  Defaults Upon Senior Securities.....................................     29

Item 6.  Exhibits and Reports on Form 8-K....................................     29

SIGNATURES...................................................................     31

EXHIBIT INDEX................................................................     32

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                               (Unaudited) (Audited)
                                                                                March 31,   June 30,
                                                                                  1999        1998
                                                                                ---------   --------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  11,626   $  21,917
   Short-term investments                                                             350         350
   Trade receivables, less allowances of $831 and $397                             32,594      40,779
   Receivables from related parties                                                 1,595       1,034
   Inventories:
      Finished goods                                                               26,756      29,556
      Raw materials and work-in-process                                            17,606      15,184
                                                                                ---------   ---------
                                                                                   44,362      44,740
   Prepaid expenses                                                                 3,466       3,200
   Deferred taxes                                                                    --         2,192
                                                                                ---------   ---------
Total current assets                                                               93,993     114,212

Property, plant and equipment:
   Land and buildings                                                              38,524      31,429
   Production machinery and equipment                                              61,225      52,235
   Other equipment                                                                  6,413        --
   Furniture and fixtures                                                          19,490      18,316
                                                                                ---------   ---------
                                                                                  125,652     101,980
   Less accumulated depreciation                                                   16,142      11,952
                                                                                ---------   ---------
                                                                                  109,510      90,028

Deferred taxes                                                                      3,167       2,892
Receivables from related parties                                                    4,889       3,157
Net assets associated with discontinued operations                                  3,286       5,193
Investments in affiliates                                                          22,074      20,591
Other assets                                                                        7,663       8,878
Intangible assets                                                                  33,344      34,377
Excess of cost over net assets of businesses acquired, net                         52,426      49,241
                                                                                ---------   ---------
                                                                                $ 330,352   $ 328,569
                                                                                =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt                        $   4,540   $   1,960
   Accounts payable                                                                23,590      14,967
   Payables to related parties                                                      2,126         618
   Employee-related liabilities                                                     3,968       3,259
   Accrued income and other taxes                                                   2,378       2,729
   Other accrued expenses                                                          11,665      13,042
   Revolving credit facility, in default                                           54,280        --
                                                                                ---------   ---------
Total current liabilities                                                         102,547      36,575

Long-term debt                                                                    109,794     117,332
Other liabilities                                                                     362         766
Deferred taxes                                                                      3,167       3,059

Shareholders' equity
   Preferred stock, $.001 par value, 1,000 shares authorized, no shares issued       --          --
   Common stock, $.001 par value, 80,000 shares authorized, 20,249 shares issued and outstanding as of March 31, 1999 and 20,189 shares issued
       and outstanding as of June 30, 1998                                             20          20
   Paid-in-capital                                                                190,438     189,828
   Accumulated other comprehensive income (loss)                                     (110)       --
   Loan receivable from officer                                                    (9,343)       --
   Retained earnings (deficit)                                                    (66,523)    (19,011)
                                                                                ---------   ---------
                                                                                  114,482     170,837
                                                                                ---------   ---------
                                                                                $ 330,352   $ 328,569
                                                                                =========   =========


See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                 (In thousands, except per share dollar amounts)

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    MARCH 31,                  MARCH 31,
                                                               ---------------------   ----------------------
                                                                   1999       1998       1999        1998
                                                               ---------   ---------   ---------   ---------
Net sales                                                      $  50,022   $  49,075   $ 138,324   $ 110,891

Costs and expenses:
   Cost of sales                                                  32,676      30,448      92,385      66,241
   Marketing and selling                                          10,771       7,523      29,913      16,854
   Research and development                                        4,073       2,848      13,226       6,069
   General and administrative                                      4,214       3,087      13,664       7,307
   Fiber optic joint venture formation costs                        --          --          --           212
   Purchased in-process research & development                      --        18,220        --        18,220
   Special charges                                                 1,745      15,700      15,037      15,700
   Amortization of intangible assets                                 706         611       2,049       1,036
                                                               ---------   ---------   ---------   ---------
Loss from operations                                              (4,163)    (29,362)    (27,950)    (20,748)

Other income (expense):
   Interest expense                                               (3,800)     (1,325)     (9,958)     (1,649)
   Interest income                                                   310         274         876       1,079
   Income (loss) from equity investments                              19          (2)       (442)         (2)
                                                               ---------   ---------   ---------   ---------

Loss from continuing operations
   before income taxes and extraordinary charge                   (7,634)    (30,415)    (37,474)    (21,320)
Income taxes                                                          88      (2,356)      3,872         918
                                                               ---------   ---------   ---------   ---------

Loss from continuing operations
   before extraordinary charge                                    (7,722)    (28,059)    (41,346)    (22,238)
Discontinued operations
   Loss from operations of discontinued business
      (net of income tax benefits of $416 and $719 for the
      three month and nine month periods, respectively)             --          (739)       --        (1,278)
   Loss on disposal of discontinued business, including
      provision for operating losses during phase-out
      period of $9,100 (net of income tax benefits of $3,086)
      for the periods ended March 31, 1998 and of $1,066
      for the periods ended March 31, 1999                          --        (6,014)     (6,166)     (6,014)
                                                               ---------   ---------   ---------   ---------

Loss before extraordinary charge                                  (7,722)    (34,812)    (47,512)    (29,530)
Extraordinary charge from early extinguishment
   of debt, net of income tax benefits                              --          (604)       --          (604)
                                                               ---------   ---------   ---------   ---------

Net loss                                                       $  (7,722)  $ (35,416)  $ (47,512)  $ (30,134)
                                                               =========   =========   =========   =========

Loss per share -- Basic and diluted:
   Loss from continuing operations                             $    (.38)  $   (1.41)  $   (2.04)  $   (1.27)
   Loss from discontinued operations                                --          (.34)       (.31)       (.42)
   Extraordinary charge                                             --          (.03)       --          (.03)
                                                               =========   =========   =========   =========
Loss per share -- Basic and diluted                            $    (.38)  $   (1.78)  $   (2.35)  $   (1.72)
                                                               =========   =========   =========   =========

Weighted average shares outstanding:
    Basic and diluted                                             20,237      19,917      20,222      17,540
                                                               =========   =========   =========   =========



See notes to condensed consolidated statements.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
      CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)



                                                            NINE MONTHS ENDED MARCH 31, 1999
                            --------------------------------------------------------------------------------------------------
                                                                      ACCUMULATED        LOAN
                                 COMMON STOCK                            OTHER        RECEIVABLE     RETAINED
                            ------------------------    PAID-IN       COMPREHENSIVE      FROM        EARNINGS
                             SHARES      PAR VALUE      CAPITAL          INCOME         OFFICER      (DEFICIT)       TOTAL
                            ----------  ------------  -------------  ---------------  ------------  ------------  ------------

Balance at July 1, 1998        20,189       $ 20          $189,828       $    -         $     -       $(19,011)     $170,837

Net loss                                                                                               (47,512)      (47,512)

Foreign currency
  translation adjustment                                                   (110)                                        (110)

Loan to officer                                                                           (9,343)                     (9,343)

Issuance of shares in
  connection with the
  purchase of a business            2          -                29                                                        29

Stock options exercised            17          -               279                                                       279

Stock issued pursuant to
  employee benefit plan            11          -                80                                                        80

Stock purchases
  by employees                     30          -               222                                                       222
                              -------       -----         ---------      ------         ---------    ---------      --------

BALANCE AT
  MARCH 31, 1999               20,249       $ 20          $190,438       $ (110)        $ (9,343)    $ (66,523)     $114,482
                              =======       ====          ========       =======        =========    =========      ========



See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                (in thousands)

                                                                                   NINE MONTHS ENDED
                                                                                       MARCH 31,
                                                                            ---------------------------------
                                                                                1999               1998
                                                                            -------------      --------------
OPERATING ACTIVITIES
   Loss from continuing operations                                             $ (41,346)          $ (22,238)
   Adjustments to reconcile income (loss) from continuing
      operations to net cash used in operating activities:
         Depreciation                                                              4,882               2,405
         Amortization                                                              2,049               1,036
         Deferred income taxes                                                     3,505              (2,665)
         Special charges and terminated equipment contracts                       21,589              18,500
         Purchased in-process research and development                                 -              18,220
         Changes in operating assets and liabilities, excluding effects of acquisitions and discontinued operations:
            Trade receivables                                                     (6,977)             (8,391)
            Inventories                                                            1,108              (7,159)
            Prepaids and other assets                                             (1,164)             (3,823)
            Accounts payable and accrued expenses                                  4,305              (2,411)
            Other                                                                   (711)                 84
                                                                            -------------      --------------
                                Net cash used in operating activities            (12,760)             (6,442)

INVESTING ACTIVITIES
   Capital expenditures                                                          (20,785)             (8,861)
   Purchases of businesses                                                        (5,024)            (50,441)
   Investments in affiliates                                                      (2,803)             (4,343)
   Use of net proceeds from public offering:
      Capital expenditures                                                             -             (14,507)
      Investments in affiliates                                                        -              (6,780)
                                                                            -------------      --------------
                                Net cash used in investing activities            (28,612)            (84,932)

FINANCING ACTIVITIES
   Proceeds from revolving credit facility                                       172,884             313,196
   Payments of revolving credit facility                                        (124,688)           (305,237)
   Net proceeds from long-term debt                                                1,122             100,503
   Payments of long-term debt and capital leases                                  (2,120)            (21,848)
   Issuance of common stock                                                          581                 830
   Loan to officer                                                                (9,000)                  -
   Net proceeds from public offering                                                   -              69,320
   Use of net proceeds from public offering:
      Payment of long-term debt and revolving credit facility                          -             (33,000)
                                                                            -------------      --------------
                            Net cash provided by financing activities             38,779             123,764

Net cash used in discontinued operations                                          (7,698)             (5,997)
                                                                            -------------      --------------
Increase (Decrease) in cash and cash equivalents                                 (10,291)             26,393
Cash and cash equivalents, beginning of period                                    21,917               4,198
                                                                            -------------      --------------

                             CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 11,626           $  30,591
                                                                            =============      ==============

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                              $ 10,758           $   1,673
     Income taxes paid (refunds received), net                                    (1,676)              2,280
     Capitalized interest                                                            548                 680
     Noncash transactions
         Equipment acquired through capital leases                                    58                 376
         Property acquired by assuming mortgage                                        -               4,807
         Extraordinary loss on early extinguishment of debt                            -                 604
         Stock issued for purchases of businesses                                     29              59,551
     Detail of acquisitions:
         Assets acquired                                                         $ 9,688           $ 137,900
         Liabilities assumed                                                      (4,570)            (26,149)
         Stock issued for purchase of business                                       (29)            (59,551)
                                                                            -------------      --------------
         Cash paid                                                                 5,089              52,200
             Less cash acquired                                                      (65)             (1,759)
                                                                            -------------      --------------
         Net cash paid for acquisitions                                          $ 5,024           $  50,441
                                                                            =============      ==============


See notes to condensed consolidated financial statements

                      Advanced Lighting Technologies, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999
                          (Dollar amounts in thousands)



A.  ORGANIZATION

Advanced Lighting Technologies, Inc. (the "Company" or "ADLT") is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, including materials, system components, systems and production equipment.


B.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, including adjustments of a normal and recurring nature as well as the special charges described in Note G. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A No. 2 for the year ended June 30, 1998. Operating results for the three months and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full-year ending June
30, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs. The Company is required to adopt the SOP on July 1, 1999 and, upon adoption, expense all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle. Management is reviewing its capitalization policies and determining the impact that the adoption of this SOP is expected to have on its consolidated results of operations and financial position. At March 31, 1999, the Company estimates that it had approximately $2,650 of start-up costs included in its condensed consolidated balance sheet.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that all derivatives, such as interest rate exchange agreements (swaps), be recognized on the balance sheet at fair value. Derivatives which are not hedges must be adjusted to fair value through the results of operations. Derivatives determined to be hedges will be adjusted to fair value through either the results of operations or comprehensive income, depending on the nature of the hedge. The Company is required to adopt FAS No. 133 on July 1, 1999. Management is currently studying the potential effect of adopting this statement.

Certain amounts for the prior year have been reclassified to conform to the current year reporting presentation.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999
                          (Dollar amounts in thousands)



C.  COMPREHENSIVE INCOME

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components. FAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income, which for the Company includes foreign currency translation adjustments.

The Company had comprehensive losses of $7,886 for the three months ended March 31, 1999 and $35,416 for the three months ended March 31, 1998. The Company had comprehensive losses of $47,622 for the nine months ended March 31, 1999 and $30,134 for the nine months ended March 31, 1998. The Company's adoption of FAS No. 130 had no effect on the Company's reported results of operations or financial position.


D.  REVOLVING BANK CREDIT FACILITY

On October 19, 1998, the Company voluntarily reduced the maximum committed availability under its revolving credit facility ("Credit Facility") provided by several North American financial institutions (the "Lenders") to $65,000 from $85,000. In February 1999, the Company and the Lenders amended the Credit Facility. If the Company and the Lenders had not entered into the amendment, the Company would have been in default under the Credit Facility. The Credit Facility, as amended, provides for future borrowing under an arrangement pursuant to which the availability of borrowing is determined by the Company's eligible accounts receivable, eligible inventories and certain other assets. Borrowings under the Credit Facility are limited to $55,000 with additional borrowings subject to the approval of all Lenders. Interest rates on loans outstanding are based on the agent bank's prime rate plus 1% to May 31, 1999 and plus 2% thereafter. As of March 31, 1999, the balance outstanding under the Credit Facility was $54,280.

The Company is in default of certain financial covenants under the Credit Facility, however, the Lenders have provided the Company with a waiver of such defaults until May 21, 1999, in anticipation of refinancing, as described below. During the period of default, the loans under the Credit Facility bear interest at 4% over the agent bank's prime rate. The Company is also obligated to pay facility fees of .375% on the amount of the facility. Pursuant to the Credit Facility terms, lenders holding 66 2/3% of the outstanding loans may accelerate the loans. Consequently, the Company has classified the outstanding balance under the Credit Facility as a current liability in the condensed consolidated balance sheet.

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

The Company has substantially concluded negotiations of the financial terms of a proposed loan document with PNC Bank that the Company anticipates will be used to effect a complete refinancing and prepayment of the Credit Facility. While no assurances can be given, the Company believes that the refinancing will be completed and the Lenders have not indicated a desire to accelerate payment of the Credit Facility.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999
                          (Dollar amounts in thousands)


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

If the Lenders under the Credit Facility accelerate the loans, and the loans are not repaid, or the acceleration is not rescinded, within 30 days following acceleration, the Notes may be accelerated.

F.  RELATED PARTY TRANSACTIONS

Pursuant to a loan agreement dated October 8, 1998, between the Company and its Chairman and Chief Executive Officer (the "CEO"), the Company has loaned $9,000 to its CEO for a one-year term at an interest rate of 8%. The loan was made following approval by the Company's Board of Directors. The proceeds of the loan were used by the Company's CEO to reduce the principal balance outstanding of a margin account loan, which is secured by 2,053,070 shares of the Company's Common Stock owned by the CEO and a related entity. In connection with the loan, the Company's Board of Directors asked for and received the CEO's agreement to extend the term of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company's Common Stock in any manner except pursuant to the existing agreements governing the CEO's margin account, without the consent of the Company's Board of Directors. As of March 31, 1999, $343 of interest was accrued on the loan.

In connection with the actions described in Note G, the Company recognized $374 in cost of sales for the write-down of specialty inventory and $764 in research and development expenses related to transactions with affiliates.

G.  SPECIAL CHARGES AND TERMINATED EQUIPMENT CONTRACTS

During the three month periods ended March 31, 1999 and December 31, 1998, the Company recorded special charges related to significant changes in its operations, which are intended to accelerate and intensify the Company's focus on its metal halide products and significantly reduce its use of cash resources.

The special charges principally relate to the execution of the Company's shift in strategic direction and include: limiting Pacific Rim expansion; changing global lamp manufacturing strategy; restructuring marketing operations in North America and Europe; accelerating an exit from noncore

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999
                          (Dollar amounts in thousands)



G.  SPECIAL CHARGES AND TERMINATED EQUIPMENT CONTRACTS (CONTINUED)

product lines; reducing excess overhead including staffing reductions; consolidating an equipment manufacturing operation into the Company's Solon, Ohio facility and significantly reducing the size of the operation; and, reducing capital expenditures.

The special charges were determined in accordance with formal plans developed by the Company's management and approved by the Company's Board of Directors using the best information available to it at the time. Actions associated with closing facilities began in the second quarter and were substantially completed in the third quarter of fiscal 1999. Employees were terminated enterprise-wide from almost all areas and units of the Company. All of the 241 terminated employees have left the Company. Assets related to the above actions no longer in use have been sold or were written-down to their estimated fair values. The amounts the Company will ultimately incur may change as the Company's plans are executed.

The results of operations for the three-month and nine-month periods ended March 31, 1999 include special charges of $1,745 and $15,845, respectively. Details of the actions and related special charges recorded during the nine months ended March 31, 1999 are summarized as follows:



                                                             CHARGED TO         CHARGES        BALANCE AS OF
            DESCRIPTION                  CASH/NONCASH        OPERATIONS        UTILIZED        MARCH 31, 1999
------------------------------------   ------------------   --------------    ------------    -----------------

Limit Pacific Rim Expansion
     Severance                         Cash                      $    489        $    489              $     -
     Lease/contract cancelations       Cash/Noncash                 1,555             321                1,234
     Write-down of assets              Noncash                      1,706           1,706                    -
     Shut-down costs of facilities     Cash                           430             422                    8

Change in Global Manufacturing Strategy
     Severance                         Cash                           328             328                    -
     Write-down of assets              Noncash                      3,237           3,237                    -
     Shut-down costs of facilities     Cash                           380             380                    -

Restructure Marketing Operations in North America and Europe
     Severance                         Cash                           264             246                   18
     Lease/contract cancelations       Cash                           293              66                  227
     Write-down of assets              Noncash                      1,723           1,723                    -
     Shut-down costs of facilities     Cash                           432             256                  176

Reduce Staffing Requirements           Cash/Noncash                 2,121           1,260                  861

Exit Noncore Inventory Products        Noncash                        261             261                    -

Write-off Long-Lived Assets            Cash/Noncash                 2,307           2,307                    -

Other                                  Cash                           319             248                   71
                                                              ------------    ------------        -------------

                                                                 $ 15,845        $ 13,250              $ 2,595
                                                              ============    ============        =============

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999
                          (Dollar amounts in thousands)



G.  SPECIAL CHARGES AND TERMINATED EQUIPMENT CONTRACTS (CONTINUED)

The special charges for the nine months ended March 31, 1999 of $15,845 are classified in the condensed consolidated statement of operations as cost of goods sold ($808) and special charges ($15,037). The Company incurred additional costs of $374 and $764, as described in Note F, related to the above actions.

In addition to the special charges recorded during the three month periods ended March 31, 1999 and December 31, 1998, the Company anticipates that, in completing the actions required by the plans, additional pretax charges approximating $2,000 will be incurred during the fourth quarter of fiscal 1999. All actions required by the plans are expected to be completed by September 30, 1999.

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

During the fiscal year ended June 30, 1998, the Company recorded special charges related to an assessment of the Company's global power supply operations. The special charges of $17,984 principally related to the Company's decision to refocus and restructure its recently acquired global power supply operations to concentrate exclusively on opportunities in metal halide. With the January 1998 acquisition of Ruud Lighting, Inc., the Company accelerated the rationalization of its existing power supply manufacturing operations and distribution activities in order to capitalize on new opportunities not previously available. This assessment resulted in the discontinuance of certain power supply products at the Company's power supply facilities and the write-down of certain intangible, fixed and other assets. The actions required by the plans related to the global power supply operations were substantially completed by March 31, 1999.

Details of the activity related to the fiscal 1998 special charges for the nine months ended March 31, 1999 are summarized as follows:

                                                     BALANCE AS OF     CHARGES        BALANCE AS OF
            DESCRIPTION         CASH/NONCASH         JUNE 30, 1998    UTILIZED        MARCH 31, 1999
-----------------------------  -------------      ----------------    ---------      -----------------

Severance                           Cash                  $460           $417            $ 43
Lease/contract cancelations         Cash                   253            139             114
                                                          ----           ----            ----

                                                          $713           $556            $157
                                                          ====           ====            ====

The balances of the accruals related to all special charges as of March 31, 1999, were classified in the condensed consolidated balance sheet as other accrued expenses.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999
                          (Dollar amounts in thousands)



H. INCOME TAXES

At June 30, 1998, the Company had net operating loss carryforwards ("NOLs") of $1,960 available to reduce future United States federal taxable income, which expire 2008 through 2011.

The Company also had research and development credit carryforwards for tax purposes of approximately $850, which expire 2005 through 2013. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $1,000, which may be used indefinitely to reduce regular federal income taxes.

Also, at June 30, 1998, the Company had foreign net operating loss carryforwards for tax purposes totaling $2,000 that expire in 2006 and $403 that have no expiration dates.

For the nine months ended March 31, 1999, the Company reported a pretax loss from continuing operations, including special charges, of $37,474 and a pretax loss on the discontinued operations of the Microsun business of $6,166, which created $43,640 of operating losses and future tax deductions for financial reporting purposes. Accordingly, at March 31, 1999, the Company has recorded a valuation allowance for deferred tax assets of $18,175 related to all NOLs, tax credits and net deductible tax differences.


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

During the three months ended March 31, 1999, the manufacturing activities of Microsun ceased and the Company initiated efforts to dispose of the noninventory assets, consisting of the manufacturing facility and the machinery and equipment. Presently, wind-down activities consist of building-out and assembling the inventory components and selling the metal halide portable fixtures.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999
                          (Dollar amounts in thousands)



I.  DISCONTINUED OPERATIONS, MICROSUN BUSINESS (CONTINUED)

Summary operating information for Microsun for the three-month and nine-month periods ended March 31, 1999 and 1998, is presented below for informational purposes only and does not necessarily reflect what the results of operations would have been had Microsun operated as a stand-alone entity.

                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                      MARCH 31,                   MARCH 31,
                                ----------------------     ----------------------
                                  1999          1998        1999          1998
                                -------       -------      -------       -------
Sales                           $ 1,336       $ 1,610      $ 4,025       $ 2,764
Costs and expenses                2,500         2,765        8,378         4,761
                                -------       -------      -------       -------
Loss before income taxes          1,164         1,155        4,353         1,997
Income tax:
   Benefit                          396           416        1,481           719
   Valuation allowance             (396)         --           (792)         --
                                -------       -------      -------       -------
Net loss                        $ 1,164       $   739      $ 3,664       $ 1,278
                                =======       =======      =======       =======

Operating losses from the measurement date (March 31, 1998) through March 31, 1999 were $11,430 ($7,552, net of income tax benefits of $3,878). During the second quarter of fiscal 1999, a loss on disposal of $6,166 was recorded, which included $1,166 for operating losses during the phase-out period and $5,000 related to the write-down of assets to net realizable value and costs related to shut-down and severance.

At March 31, 1999, the net assets of the disposed business of $3,286, consisted of approximately $4,376 of current assets (including $3,873 of inventory), $1,098 of current liabilities, $433 of noncurrent assets and $425 of noncurrent liabilities.



J.  CONTINGENCY

On April 9, 1999, a complaint was filed in the federal court for the Northern District of Ohio against the Company and its Chairman and Chief Executive Officer (the "CEO"). The case alleges that certain disclosures attributed to the Company between December 30, 1997 and September 30, 1998 contained misstatements and omissions in violation of the Securities Exchange Act of 1934, which resulted in an inflated market price for the Company's common stock. The suit was brought by an alleged holder of 800 shares who seeks unspecified damages on behalf of a purported class of persons who purchased shares of the Company. The Company and the CEO believe the lawsuit is without merit and intend to vigorously defend this action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(In thousands, except per share amounts)

This report on Form 10-Q may contain forward-looking statements. For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The failure of the Company to replace its existing Credit Facility, or to reach an accomodation with the Lenders thereunder to avoid acceleration and other remedial actions, would materially affect the Company. Other factors which could cause such differences include the risk factors detailed in the Company's Annual Report on Form 10-K/A No. 2 for the fiscal year ended June 30, 1998 filed with the Securities and Exchange Commission.

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

Consistent with the Company's strategy for new product introductions, the Company invests substantial resources in research and development to engineer materials and system components to be included in customers' specialized lighting systems. Over the last three fiscal years, the Company has spent an aggregate of $17,310 on research and development, representing 5.7% of aggregate net sales from continuing operations over that period. During the nine months ended March 31, 1999, the Company spent $13,226 on research and development, representing 9.5% of net sales for that period. Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form(R) pulse start products. Uni-Form(R) pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

The Company also has invested substantial resources in acquisitions and strategic investments. In January 1998, the Company acquired Ruud Lighting, Inc. and Deposition Sciences, Inc. ("DSI"). These acquisitions enabled the Company to complete the assembly of the necessary operations to take a leadership role in the development, manufacturing and marketing of new and better products in the growing metal halide lighting industry.

RECENT DEVELOPMENTS

REVOLVING BANK CREDIT FACILITY. On October 19, 1998, the Company voluntarily reduced the maximum committed availability under its revolving credit facility ("Credit Facility") provided by several North American financial institutions (the "Lenders") to $65,000 from $85,000. In February 1999, the Company and the Lenders amended the Credit Facility. If the Company and the Lenders had not entered into the amendment, the Company would have been in default under the Credit Facility. The Credit Facility, as amended, provides for future borrowing under an arrangement pursuant to which the availability of borrowing is determined by the Company's eligible accounts receivable, eligible inventories and certain other assets. Borrowings under the Credit Facility are limited to $55,000 with additional borrowings subject to the approval of all Lenders. Interest rates on loans outstanding are based on the agent bank's prime rate plus 1% to May 31, 1999 and plus 2% thereafter. As of March 31, 1999, the balance outstanding under the Credit Facility was $54,280.

The Company is in default of certain financial covenants under the Credit Facility, however, the Lenders have provided the Company with a waiver of such defaults until May 21, 1999, in anticipation of refinancing, as described below. During the period of default, the loans under the Credit Facility bear interest at 4% over the agent bank's prime rate. The Company is also obligated to pay facility fees of .375% on the amount of the facility. Pursuant to the Credit Facility terms, lenders holding 66 2/3% of the outstanding loans may accelerate the loans. Consequently, the Company has classified the outstanding balance under the Credit Facility as a current liability in the condensed consolidated balance sheet.

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

In April 1999, the Company announced that it has accepted a commitment from PNC Bank, N.A. to provide senior secured financing to replace the Credit Facility. Under the terms of the commitment, PNC Bank would fully underwrite a new senior secured credit facility of up to $75,000.

The Company has substantially concluded negotiations of the financial terms of a proposed loan document with PNC Bank that the Company anticipates will be used to effect a complete refinancing and prepayment of the Credit Facility. While no assurances can be given, the Company believes that the refinancing will be completed and the Lenders have not indicated a desire to accelerate payment of the Credit Facility.


PLANS ANNOUNCED IN THE SECOND QUARTER, FISCAL 1999. The Company has implemented plans resulting in changes to its operations intended to accelerate and intensify the Company's focus on its metal halide products, insulate it from deteriorating international markets and the anticipated decline of noncore products, integrate fully its core and acquired U.S. operations to produce profitable growth, and reduce and redirect its use of cash resources. This came in response to a reduction in the Company's revenues in the first quarter of fiscal 1999 as compared to the fourth quarter of fiscal 1998 and due to economic conditions in general, especially outside the United States. To implement this strategy, the Company has taken or is taking the following actions:

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

         - Changing Global Lamp Manufacturing Strategy. The Company is revising its current global lamp manufacturing strategy to reduce the overall cost of its lamps, including moving some production to the manufacturing facilities of foreign joint ventures. In addition, to reduce costs related to its lamp production activities, the Company has consolidated its Bellevue, Ohio specialty lamp manufacturing operations into its Solon lamp manufacturing facility.

         - Restructuring Marketing Operations in North America and Europe. The Company has restructured its marketing operations in Canada to eliminate certain distribution channels and centers. Warehouses in Toronto and Vancouver have been closed. OEM and plant growth sales channels have been retained and serviced out of Amherst, Nova Scotia, while aftermarket lamp sales are being serviced through a distributor.

                  The Company is also restructuring its marketing operations in Europe and the U.K. to make them more cost efficient. Sales offices in France and Germany are being sold and future sales in those locations will be handled by commissioned sales agents. Actions in the U.K. include consolidation of locations and other related cost reduction activities.

         - Accelerating Exit from Noncore Products Lines. The Company has eliminated the remaining non-metal halide product lines being sold by its Canadian operations. The Company has sold these product lines and inventory to a third party. Revenues related to the noncore product lines approximated $4,100 for the nine months ended March 31, 1999.

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

         - Reducing Corporate and Administrative Overhead. The Company was increasing its corporate and administrative staff levels to support its aggressive growth goals. In light of its focus on internal growth, instead of continued acquisitions and joint ventures, the Company has reduced its corporate and administrative overhead, including a significant reduction in staff levels.

         - Reducing Capital Expenditures. Previously announced plans to spend approximately $20,000 on capital expansion, primarily production equipment, and approximately $14,500 on facilities improvements in fiscal 1999 have been substantially reduced. Capital expenditures for the third quarter of fiscal 1999 totaled $2,982, and capital expenditures for the fourth quarter of fiscal 1999 are estimated to be $2,000.

The decision to terminate the foreign equipment contracts resulted in a reversal of sales of $14,961 and cost of sales of $6,413 in the second quarter, which were previously recorded under the percentage of completion method. This reversal reduced operating income by $8,548 ($.42 per share). Had the sales related to the terminated equipment contracts not been reversed, reported sales and cost of sales would have been as follows:

                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                     DECEMBER 31, 1998                   MARCH 31, 1999
                                ----------------------------      -----------------------------
                                   SALES        COST OF SALES        SALES        COST OF SALES
                                ------------    ------------      -------------   -------------
          As reported              $ 37,944        $ 30,073          $ 138,324        $ 92,385

          Pro forma                  52,905          36,486            153,285          98,798

The other actions noted above resulted in a total of $15,845 in special charges ($.78 per share) during the second and third quarters. The charges are classified in the condensed consolidated statement of operations as cost of sales ($808) and special charges ($15,037). In connection with the above actions, the Company incurred additional costs of $374 and $764 related to cost of sales and research and development expense for transactions with affiliates. The Company anticipates that an additional $2,000, related to these actions, will be incurred during the fourth quarter of fiscal 1999.

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

During the second quarter of fiscal 1999, a loss on disposal of $6,166 was recorded, which included $1,166 for operating losses during the phase-out period and $5,000 related to the write-down of assets to net realizable value and costs related to shut-down and severance.

During the three months ended March 31, 1999, the manufacturing activities of Microsun ceased and the Company initiated efforts to dispose of the noninventory assets, consisting of the manufacturing facility and the machinery and equipment. Presently, wind-down activities consist of building-out and assembling the inventory components and selling the metal halide portable fixtures.



UPDATE ON IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the January 1998 purchase of Deposition Sciences, Inc. ("DSI"), the Company allocated $18,220 of the $25,400 purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

DSI's in-process research and development value is comprised of five primary research and development programs, which were in-process at the time of the acquisition. At March 31, 1999, significant progress had been achieved on each of the primary in-process research and development efforts that were underway at DSI as of the acquisition date (January 28, 1998). In general, the Company believes that DSI's research and development efforts are on track with management's plans at the time the transaction occurred. DSI is continuing to invest heavily in the development of new technologies and projects that were underway at the consummation of the transaction. Through March 31, 1999, no significant adjustments have been made in the economic assumptions or expectations which underlie the Company's acquisition decision and related purchase accounting. All of the cited in-process research and development projects are active, and DSI is advancing the science and technology at a rate consistent with both DSI and ADLT expectations.

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's Condensed Consolidated Statements of Operations for the indicated periods:


                                                     Three Months Ended         Nine Months Ended
                                                          March 31,                March 31,
                                                     --------------------      --------------------
                                                      1999         1998        1999         1998
                                                     ------       ------       -----        -----
Net sales                                            100.0%       100.0%       100.0%       100.0%

Costs and expenses:
   Cost of sales                                      65.3         62.0         66.8         59.7
   Marketing and selling                              21.5         15.3         21.6         15.2
   Research and development                            8.2          5.8          9.5          5.5
   General and administrative                          8.4          6.3          9.9          6.6
   Fiber optic joint venture formation costs          --           --           --            0.2
   Purchased in-process research & development        --           37.1         --           16.4
   Special charges                                     3.5         32.0         10.9         14.2
   Amortization of intangible assets                   1.4          1.3          1.5          0.9
                                                     -----        -----        -----        -----
Loss from operations                                  (8.3)       (59.8)       (20.2)       (18.7)

Other income (expense):
   Interest expense                                   (7.6)        (2.7)        (7.2)        (1.5)
   Interest income                                     0.6          0.5          0.6          1.0
   Loss from equity investments                        0.0         (0.0)        (0.3)        (0.0)
                                                     -----        -----        -----        -----

Loss from continuing operations
   before income taxes and extraordinary charge      (15.3)       (62.0)       (27.1)       (19.2)
Income taxes                                           0.1         (4.8)         2.8          0.8
                                                     -----        -----        -----        -----

Loss from continuing operations
   before extraordinary charge                       (15.4)       (57.2)       (29.9)       (20.0)
Loss from discontinued operations,
   net of income tax benefits                         --          (13.7)        (4.4)        (6.6)
                                                     -----        -----        -----        -----

Loss before extraordinary charge                     (15.4)       (70.9)       (34.3)       (26.6)
Extraordinary charge from early extinguishment
   of debt, net of income tax benefits                --           (1.3)        --           (0.6)
                                                     -----        -----        -----        -----

Net loss                                             (15.4)%      (72.2)%      (34.3)%      (27.2)%
                                                     =====        =====        =====        =====


Factors which have affected the results of operations for the third quarter and first nine months of fiscal 1999 as compared to the third quarter and first nine months of fiscal 1998 are discussed below.

QUARTER ENDED MARCH 31, 1999 COMPARED WITH QUARTER ENDED MARCH 31, 1998

Net sales. Net sales increased 1.9% to $50,022 for the third quarter of fiscal 1999 from $49,075 for the third quarter of fiscal 1998. Net sales, excluding lamp equipment sales, rose $4,492 or 9.9% to $50,022 for the third quarter of fiscal 1999 from $45,530 for the third quarter of fiscal 1998.

Fiscal 1999 third quarter sales reflect continued growth in the sales of the Company's core U.S. metal halide operations, which was offset by reductions in overseas non-metal halide sales. The Company's metal halide sales increased 13% (19% increase in the United States) from the year ago period, excluding lamp equipment sales. Metal halide sales grew to 73% of total sales from 71% a year earlier, excluding lamp equipment sales. The Company's core metal halide materials business, a key indicator of industry trends, was up 9% from the prior year's quarter. Geographically, these sales of materials remained flat in the U.S. and grew 25% outside the U.S. Sales of Uni-Form(R) pulse start products are accelerating, to an estimated 4% share of new metal halide installations.

Sales outside the United States declined 2%, excluding lamp equipment sales. The Company attributes the soft overseas market to the current international economic environment. Sales of non-metal halide products increased 4% (15% increase in the U.S.). Excluding acquisitions, sales of non-metal halide products declined 13% due to the Company's plan of strategically reducing its presence in certain non-metal halide products and markets.

Sales increases, excluding lamp equipment sales, were driven by increased volume in the Company's materials, components and systems. Pricing in the metal halide lighting business is competitive, and prices for the Company's products have remained flat or declined slightly. The introduction of new products have helped to stablize the Company's product pricing.

Costs and Expenses. The Company's restructuring efforts in the second and third quarters resulted in a significant disruption of the ongoing business of the Company, and as a result, a significant increase in its costs and expenses. The biggest single area of increased costs over fiscal 1998 occurred as a result of the consolidation of the lamp and equipment operations. Three manufacturing sites were consolidated into one, which together with employee terminations, resulted in severe workforce disruption. Simultaneously, the Company attempted to accelerate production of new products such as Uni-Form(R) pulse start and began the implementation of new information systems. Largely as a result of these initiatives, the Company incurred significantly higher costs related to quality, rework and productivity issues, which for the third quarter are estimated to be $4,700, but which are not classified as special charges.

The Company believes that quality, rework and productivity challenges will likely be encountered during the fourth quarter as the Company seeks to fully-integrate its operations and continues the aggressive launch of the Uni-Form(R) pulse start line. It estimates that its higher than normal expenses in this regard will approximate $3,000 in the fourth quarter.

Cost of Sales. Cost of sales increased 18.2% to $32,676 in the third quarter of fiscal 1999 from $27,648 in the third quarter of fiscal 1998, excluding the $2,800 in inventory write-downs related to special charges recorded in the third quarter of fiscal 1998. The increase was primarily attributable to the disruption caused by the Company's restructuring activities noted above. As a percentage of net sales, excluding the inventory write-down, cost of sales increased to 65.3% in the third quarter of fiscal 1999 from 56.3% in the third quarter of fiscal 1998. The Company believes that the benefit of its restructuring actions, together with its ongoing efforts to cut costs, should begin to gradually reduce the Company's cost of sales as a percentage of sales to 60% or less within the next twelve months.

Marketing and Selling Expenses. Marketing and selling expenses increased 43.2% to $10,771 in the third quarter of fiscal 1999 from $7,523 in the third quarter of fiscal 1998. As a percentage of net sales, marketing and selling expenses increased to 21.5% in the third quarter of fiscal 1999 from 15.3% in the third quarter of fiscal 1998. This increase is primarily a result of increased expenses incurred in connection with the launch of the Company's Uni-Form(R) pulse start products, increased expenses involved in opening new markets to the Company's products, and increased personnel and product promotional costs. The Company anticipates the sales of Uni-Form(R) pulse start products and sales into new markets to increase and that the level of marketing and selling expenses will decline gradually over the next several quarters approximating 17% to 18% of sales.

Research and Development Expenses. Research and development expenses increased 43% to $4,073 in the third quarter of fiscal 1999 from $2,848 in the third quarter of fiscal 1998. This increase arose from increased spending for the: (i) expansion of the new line of Uni-Form(R) pulse start products (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems;
(iii) development of new materials for the world's major lighting manufacturers; and (iv) research and development efforts aimed at improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. As a percentage of net sales, research and development expenses increased to 8.2% in the third quarter of fiscal 1999 from 5.8% in the third quarter of fiscal 1998. The Company anticipates this level of expense to decline gradually over the next several quarters to approximately
7%.

General and Administrative Expenses. General and administrative expenses increased 36.5% to $4,214 in the third quarter of fiscal 1999 from $3,087 in the third quarter of fiscal 1998. The increase in general and administrative expenses of $1,127 relates to an overall increase in the size and complexity of the Company and relates in part to fully-integrating its core and acquired U.S. operations and the implementation of new information systems. Expense increases primarily reflect legal, accounting and consulting fees; relocation costs; travel; personnel and related costs; and equipment depreciation and rent. As a percentage of net sales, general and administrative expenses increased to 8.4% in the third quarter of fiscal 1999 from 6.3% in the third quarter of fiscal 1998.

Special Charges. See discussion of special charges under "Recent Developments" and Note G of "Notes to Condensed Consolidated Financial Statements (Unaudited)" for further discussion.

Amortization of Intangible Assets. Amortization expense remained relatively the same at $706 in the third quarter of fiscal 1999 as compared to $611 in the third quarter of fiscal 1998. Most of this expense relates to goodwill and other intangible assets resulting from the acquisitions of Ruud Lighting and Deposition Sciences which were completed in January 1998.

Loss from Operations. As a result of the aforementioned factors, during the third quarter of fiscal 1999, the Company incurred a loss from operations of $4,163, as compared to a loss from operations of $29,362 during the third quarter of fiscal 1998. Excluding the special charges of $1,745 mentioned above, the loss from operations in the third quarter of fiscal 1999 was $2,418. In the third quarter of fiscal 1998, income from operations was $7,358, excluding purchased in-process research and development of $18,220 and special charges of $18,500.

Interest Expense. Interest expense amounted to $3,800 in the third quarter of fiscal 1999, as compared to $1,325 in the third quarter of fiscal 1998. This increase was primarily the result of the higher average debt outstanding during the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998.

Interest Income. Interest income increased to $310 in the third quarter of fiscal 1999 from $274 in the third quarter of fiscal 1998. This increase is attributable to lower average cash equivalents and short-term investments in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998, offset by $175 in interest income in the third quarter of fiscal 1999 from the loan to the CEO.

Income (loss) from Equity Investment. The income from equity investments represents $19 of earnings from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products, as compared to a loss of $2 from the same investment in the third quarter of fiscal 1998.

Loss from Continuing Operations before Income Taxes and Extraordinary Charges. As a result of the aforementioned factors, during the third quarter of fiscal 1999, the Company incurred a loss from continuing operations before income taxes and extraordinary charges of $7,634, as compared to a loss from continuing operations before income taxes and extraordinary charges of $30,415 during the third quarter of fiscal 1998. Excluding the special charges of $1,745 mentioned above, the loss from continuing operations before income taxes and extraordinary charges in the third quarter of fiscal 1999 was $5,889. In the third quarter of fiscal 1998, income from continuing operations before income taxes and extraordinary charges was $6,305, excluding purchased in-process research and development of $18,220 and special charges of $18,500.

Income Taxes. At June 30, 1998, the Company had net operating loss carryforwards ("NOLs") of $1,960 available to reduce future United States federal taxable income, which expire in 2008 through 2011.

The Company also has research and development credit carryforwards for tax purposes of approximately $850, which expire in 2005 through 2013. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $1,000, which may be used indefinitely to reduce regular federal income taxes.

Also, at June 30, 1998, the Company had foreign net operating loss carryforwards for tax purposes totaling $2,000 that expire in 2006 and $403 that have no expiration dates.

For the nine months ended March 31, 1999, the Company reported a pretax loss from continuing operations, including special charges, of $37,474 and a pretax loss on the discontinued operations of the Microsun business of $6,166, which created $43,640 of operating losses and future tax deductions for financial reporting purposes. Accordingly, at March 31, 1999, the Company has recorded a valuation allowance for deferred tax assets related to all NOLs, tax credits and net deductible tax differences at March 31, 1999 in the amount of $18,175.

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


NINE MONTHS ENDED MARCH 31, 1999 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1998

Net sales. Net sales increased 38.2% to $153,285 for the first nine months of fiscal 1999 from $110,891 for the first nine months of fiscal 1998, excluding the terminated equipment contracts noted above. Net sales, excluding lamp equipment sales and terminated equipment contracts, rose 49.9% to $150,314 for the first nine months of fiscal 1999 from $100,299 for the first nine months of fiscal 1998.

Results for the first nine months of fiscal 1999 reflect continued growth in the sales of the Company's core U.S. metal halide operations, which was offset by reductions in overseas sales and in non-metal halide products. The Company's metal halide sales increased 18% (27% increase in the United States) from the year ago period, excluding acquisitions, lamp equipment sales and terminated equipment contracts. Metal halide sales grew to 74% of total sales from 71% a year earlier, excluding lamp equipment sales and terminated equipment contracts. The Company's core metal halide materials business, a key indicator of industry trends, was up 7% from the year ago period. Geographically, these sales of materials were up 9% in the U.S. and grew 5% outside the U.S.

Sales outside the U.S. declined 4%, excluding acquisitions, lamp equipment sales and terminated equipment contracts. The Company attributes the soft overseas market to the current international economic environment. Sales of non-metal halide products, an area where the Company has been strategically reducing its presence, declined 27% excluding acquisitions and equipment sales.

Sales increases, excluding acquisitions, equipment sales and terminated equipment contracts, were driven by increased volume in the Company's materials, components and systems. Pricing in the metal halide lighting business is competitive, and prices for the Company's products have remained flat or declined slightly. The introduction of new products have helped to stablize the Company's product pricing.

Costs and Expenses. The Company's restructuring efforts in the second and third quarters resulted in a significant disruption of the ongoing business of the Company, and as a result, a significant increase in its costs and expenses. The biggest single area of increased costs over fiscal 1998 occurred as a result of the consolidation of the lamp and equipment operations. Three manufacturing sites were consolidated into one, which together with employee terminations, resulted in severe workforce disruption. Simultaneously, the Company attempted to accelerate production of new products such as Uni-Form(R) pulse start and began the implementation of new information systems. Largely as a result of these initiatives, the Company incurred significantly higher costs related to quality, rework and productivity issues, which are estimated to be in the range of $10,200 for the first nine months of fiscal 1999, but which are not included within the special charges classification.

The Company believes that quality, rework and productivity challenges will likely be encountered during the fourth quarter as the Company seeks to fully-integrate its operations and continues the aggressive launch of the Uni-Form(R) pulse start line. It estimates that its higher than normal expenses in this regard will approximate $3,000 in the fourth quarter.

Cost of Sales. Cost of sales increased 54.5% to $97,990 in the first nine months of fiscal 1999 from $63,441 in the first nine months of fiscal 1998, excluding the $6,413 reduction in cost of sales in fiscal 1999 related to the terminated equipment contracts discussed above and inventory write-downs related to special charges of $808 in fiscal 1999 and $2,800 in fiscal 1998. The increase was primarily attributable to higher sales levels and to the disruption caused by the Company's restructuring activities noted above. As a percentage of net sales, excluding the terminated equipment contracts and inventory write-downs, cost of sales increased to 63.9% in the first nine months of fiscal 1999 from 57.2% in the first nine months of fiscal 1998. The Company believes that the benefit of its restructuring actions, together with its ongoing efforts to cut costs, should begin to gradually reduce the Company's cost of sales as a percentage of sales to 60% or less within the next twelve months.

Marketing and Selling Expenses. Marketing and selling expenses increased 77.5% to $29,913 in the first nine months of fiscal 1999 from $16,854 in the first nine months of fiscal 1998. As a percentage of net sales, excluding the terminated equipment contracts, marketing and selling expenses increased to 19.5% in the first nine months of fiscal 1999 from 15.2% in the first nine months of fiscal 1998. This increase is a result of increased expenses incurred in connection with the launch of the Company's Uni-Form(R) pulse start products, increased expenses involved in opening new markets to the Company's products, and increased product promotional costs. The Company anticipates the sales of Uni-Form(R) pulse start products and sales into new markets to increase and that the level of marketing and selling expenses will decline gradually over the next several quarters to approximating 17% to 18% of sales.

Research and Development Expenses. Research and development expenses increased 117.9% to $13,226 in the first nine months of fiscal 1999 from $6,069 in the first nine months of fiscal 1998. This increase arose from increased spending for the: (i) expansion of the new line of Uni-Form(R) pulse start products (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems;
(iii) development of new materials for the world's major lighting manufacturers; and, (iv) research and development efforts aimed at improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. As a percentage of net sales, excluding the terminated equipment contracts, research and development expenses increased to 8.6% in the first nine months of fiscal 1999 from 5.5% in the first nine months of fiscal 1998. The Company anticipates this level of expense to decline gradually over the next several quarters to approximately 7%.

General and Administrative Expenses. General and administrative expenses increased 87.0% to $13,664 in the first nine months of fiscal 1999 from $7,307 in the first nine months of fiscal 1998. The increase in general and administrative expenses of $6,357 relates to an overall increase in the size and complexity of the Company and relates in part to fully-integrating its core and acquired U.S. operations and the implementation of new information systems. Expense increases primarily reflect legal, accounting and consulting fees; personnel and related costs; travel; communications costs; relocation costs; and equipment depreciation and rent. As a percentage of net sales, excluding the terminated equipment contracts, general and administrative expenses increased to 8.9% in the first nine months of fiscal 1999 from 6.6% in the first nine months of fiscal 1998.

Special Charges. See discussion of special charges under "Recent Developments" and Note G of "Notes to Condensed Consolidated Financial Statements (Unaudited)" for further discussion.

Amortization of Intangible Assets. Amortization expense increased to $2,049 in the first nine months of fiscal 1999 from $1,036 in the first nine months of fiscal 1998 due to the amortization of goodwill and other intangible assets related to the acquisitions of Ruud Lighting and Deposition Sciences which were completed in January 1998.

Loss from Operations. As a result of the aforementioned factors, during the first nine months of fiscal 1999, the Company incurred a loss from operations of $27,950, as compared to a loss from operations of $20,748 during the first nine months of fiscal 1998. Excluding the special charges and terminated equipment contracts mentioned above, the loss from operations in the first nine months of fiscal 1999 was $3,557. In the first nine months of fiscal 1998, income from operations was $15,972, excluding purchased in-process research and development of $18,220 and special charges of $18,500.

Interest Expense. Interest expense increased to $9,958 in the first nine months of fiscal 1999, as compared to $1,649 in the first nine months of fiscal 1998. This increase was primarily the result of the higher average debt outstanding.

Interest Income. Interest income decreased to $876 in the first nine months of fiscal 1999 from $1,079 in the first nine months of fiscal 1998. This decrease is attributable to lower average cash equivalents and short-term investments in the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998, partially offset by $343 in interest earnings from the loan to an officer in the second quarter of fiscal 1999.

Loss from Equity Investment. The loss from equity investments represents $102 of earnings from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products, offset by a $544 loss from the Company's investment in Venture Lighting Japan, a manufacturer and marketer of metal halide lamps in Japan.

Loss from Continuing Operations before Income Taxes and Extraordinary Charges. As a result of the aforementioned factors, during the first nine months of fiscal 1999, the Company incurred a loss from continuing operations before income taxes and extraordinary charges of $37,474, as compared to a loss from continuing operations before income taxes and extraordinary charges of $21,320 during the first nine months of fiscal 1998. Excluding the total special charges and terminated equipment contracts mentioned above, the Company incurred a loss from continuing operations before income taxes of $13,081 during the first nine months of fiscal 1999. In the first nine months of fiscal 1998, income from continuing operations before income taxes and extraordinary charges was $15,400, excluding purchased in-process research and development of $18,220 and special charges of $18,500.

Income Taxes. At June 30, 1998, the Company had net operating loss carryforwards ("NOLs") of $1,960 available to reduce future United States federal taxable income, which expire in 2008 through 2011.

The Company also has research and development credit carryforwards for tax purposes of approximately $850, which expire in 2005 through 2013. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $1,000, which may be used indefinitely to reduce regular federal income taxes.

Also, at June 30, 1998, the Company had foreign net operating loss carryforwards for tax purposes totaling $2,000 that expire in 2006 and $403 that have no expiration dates.

For the nine months ended March 31, 1999, the Company reported a pretax loss from continuing operations, including special charges, of $37,474 and a pretax loss on the discontinued operations of the Microsun business of $6,166, which created $43,640 of operating losses and future tax deductions for financial reporting purposes. Accordingly, at March 31, 1999, the Company has recorded a valuation allowance for deferred tax assets of $18,175 related to all NOLs, tax credits and net deductible tax differences.

Loss from Discontinued Operations. See discussion of loss from discontinued operations under "Discontinued Operations, Microsun Business" and Note I of "Notes to Condensed Consolidated Financial Statements (Unaudited)" for further discussion.

Extraordinary Charge. The Company recorded a $604 extraordinary charge (net of applicable income taxes of $311) during the first nine months of fiscal 1998, representing costs associated with the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $10,291 during the nine months ended March 31, 1999. Uses of cash consisted of $12,760 used in operating activities, $28,612 used in investing activities, and $7,698 used in discontinued operations. These uses of cash were offset by net financing activities of $38,779.

Net cash used in operating activities. Net cash used in operating activities totaled $12,760 in the first nine months of fiscal 1999 as compared to $6,442 in the first nine months of fiscal 1998.

Trade receivables increased $6,977, excluding the effect of noncash special charges and terminated equipment contracts. The increase in receivables includes an increase of approximately $2,500 in accounts receivable related to thin-film deposition equipment contracts. These contracts affect cash flow because deposition equipment revenues are recognized under the percentage of completion method of accounting while cash payments are received in accordance with contract terms. The remaining increase in receivables primarily relates to an increase in days sales outstanding as compared to fiscal 1998's fourth quarter, resulting primarily from providing selected customers more generous payment terms.

Inventory levels decreased $1,108, excluding the effect of noncash special charges and terminated equipment contracts, as a result of the Company's efforts to manage its inventory levels more effectively. Accounts payable and accrued expenses increased $4,305, excluding the items noted above, as a result of the Company's efforts to manage the timing of its cash disbursements.

Net cash provided by operating activities totaled $679 in the three months ended March 31, 1999, and net cash provided by operating activities for the six months ended March 31, 1999 totaled $857. The Company intends to manage its cash resources to generate positive cash flow from operating activities in the quarter ending June 30, 1999 and beyond.

Net cash used in investment activities. During the nine months ended March 31, 1999, investing activities used $28,612 of cash including $20,785 for capital expenditures, $5,024 related to the purchases of businesses and $2,803 related to investments in affiliates.

Capital expenditures, primarily for production equipment and leasehold and facility improvements, totaled $20,785 in the first nine months of fiscal 1999 as compared to $23,368 in the first nine months of fiscal 1998. Capital expenditures in fiscal 1999 related to facilities enhancements, primarily at the Company's headquarters in Solon, Ohio, and at several of its subsidiaries, and additional machinery and equipment to improve production processes, which should result in increased productivity and capacity in the production of lamps, power supplies and other lighting system products.

The Company has modified its current growth and capital expansion plans due to the present limited availability of cash resources. Specifically, the Company will limit its capital expenditures for at least the next twelve months and, as a result, the Company has postponed certain capital equipment and, for all practical purposes, facilities expenditures have been completed.

As a result of the Company's decision to terminate joint venture equipment contracts, approximately $6,500 of new production equipment is available for use at the Company's Solon, Ohio lamp manufacturing facility. Total capital expenditures for the remainder of fiscal 1999 are estimated to be $2,000, and the Company estimates its maintenance level for capital expenditures will approximate $8,000 over the next twelve months. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.

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

Net cash provided by financing activities. During the nine months ended March 31, 1999, net financing activities provided cash of $38,779, which included $48,196 of cash provided from net borrowings under the Credit Facility, net payments of long-term debt and capital leases of $998 and a loan to an officer of $9,000.

On January 2, 1998, the Company replaced its then existing loan agreement and other borrowings in North America with the Credit Facility described below. Proceeds from this facility were used to finance the $35,500 cash portion of the Ruud Lighting acquisition and the $14,500 cash portion of the Deposition Sciences acquisition. Proceeds were also used to repay $19,200 of existing and outstanding North American bank borrowings of ADLT, Ruud Lighting and DSI. During the nine months ended March 31, 1999, the net proceeds borrowed under the Credit Facility were $48,196. In February 1999, the Credit Facility was amended as discussed below.

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

Pursuant to a loan agreement dated October 8, 1998, between the Company and its Chairman and Chief Executive Officer (the "CEO"), the Company has loaned $9,000 to its CEO for a one-year term at an interest rate of 8%. The loan was made following approval by the Company's Board of Directors. The proceeds of the loan were used by the Company's CEO to reduce the principal balance outstanding of a margin account loan, which is secured by 2,053,070 shares of the Company's Common Stock owned by the CEO and a related entity. In connection with the loan, the Company's Board of Directors asked for and received the CEO's agreement to extend the term of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company's Common Stock in any manner except pursuant to the existing agreements governing the CEO's margin account, without the consent of the Company's Board of Directors.

Ability to advance future operations. The Company has begun to implement, and will continue to implement, changes in its operations and investment activities intended to reduce the use of its cash resources to a level at or below the cash flow generated by its operations and investments.

At March 31, 1999, the Company's current liabilities exceeded its current assets by $8,554, due to the classification of its revolving credit facility payable, in default, of $54,280 as a current liability in the Company's balance sheet. Excluding this amount, which the Company is actively seeking to refinance, the Company's working capital (current assets less current liabilities) at March 31, 1999 was $45,726, resulting in a working capital ratio of current assets to current liabilities of 1.9 to 1.0, as compared to $77,637 or 3.1 to 1.0 at June 30, 1998. As of March 31, 1999, the Company had $11,976 in cash and cash equivalents and short-term investments.

As of March 31, 1999, the interest-bearing obligations of the Company totaled $168,614 and primarily consisted of: $54,280 of borrowings under the Credit Facility; $100,000 of 8% Senior Notes; mortgages of $7,260; a promissory note due to an affiliate of $3,000; borrowing of a foreign subsidiary of $2,182; capital leases of $1,357; and, other obligations of $535.

On October 19, 1998, the Company voluntarily reduced the maximum committed availability under its revolving credit facility ("Credit Facility") provided by several North American financial institutions (the "Lenders") to $65,000 from $85,000. In February 1999, the Company and the Lenders amended the Credit Facility. If the Company and the Lenders had not entered into the amendment, the Company would have been in default under the Credit Facility. The Credit Facility, as amended, provides for future borrowing under an arrangement pursuant to which the availability of borrowing is determined by the Company's eligible accounts receivable, eligible inventories and certain other assets. Borrowings under the Credit Facility are limited to $55,000 with additional borrowings subject to the approval of all Lenders. Interest rates on loans outstanding are based on the agent bank's prime rate plus 1% to May 31, 1999 and plus 2% thereafter. As of March 31, 1999, the balance outstanding under the Credit Facility was $54,280.

The Company is in default of certain financial covenants under the Credit Facility, however, the Lenders have provided the Company with a waiver of such defaults until May 21, 1999, in anticipation of refinancing, as described below. During the period of default, the loans under the Credit Facility bear interest at 4% over the agent bank's prime rate. The Company is also obligated to pay facility fees of .375% on the amount of the facility. Pursuant to the Credit Facility terms, lenders holding 66 2/3% of the outstanding loans may accelerate the loans. Consequently, the Company has classified the outstanding balance under the Credit Facility as a current liability in the condensed consolidated balance sheet.

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

In April 1999, the Company announced that it has accepted a commitment from PNC Bank, N.A. to provide senior secured financing to replace the Credit Facility. Under the terms of the commitment, PNC Bank would fully underwrite a new senior secured credit facility of up to $75,000.

The Company has substantially concluded negotiations of the financial terms of a proposed loan document with PNC Bank that the Company anticipates will be used to effect a complete refinancing and prepayment of the Credit Facility. While no assurances can be given, the Company believes that the refinancing will be completed and the Lenders have not indicated a desire to accelerate payment of the Credit Facility.

In March 1999, the Company announced that it has reached an agreement in principle with General Electric Company ("GE") involving a $20,550 equity investment by GE in the Company. As a result of this agreement in principle, the Company will enter into business agreements with GE for the purchase and sale of metal halide lighting products and components.

The investment contemplates the purchase of preferred shares convertible into approximately 3,000,000 shares of the Company's common stock at a $6.75 conversion rate based upon a previously determined market price. In addition, in exchange for certain intangibles, GE would receive warrants exercisable for nominal consideration to purchase 1,000,000 shares of common stock of the Company. Exercise as to 600,000 of these shares would be based on market appreciation of the Company's common stock or certain performance criteria.

Under the proposed terms of the transaction, GE would have certain antidilution rights and rights to limit issuance of additional securities of the Company. In addition, if the Company's financial performance does not meet certain financial criteria over several measurement periods, GE could obtain the right, through a combination of management proxies and newly issued common stock (purchased at market price), to vote a majority of the outstanding shares of the Company. Exercise of such right would be subject to applicable provisions of antitrust law and Ohio corporate law. Under certain circumstances which the Company believes are unlikely to occur, GE may require the Company to redeem the preferred shares after five years or increase the number of shares into which the preferred shares may be converted.

The agreement in principle is not legally binding on the parties and is subject to closing conditions, including approval by the Company's Board of Directors, completion of arrangements for the Company's bank financing, clearance of the transaction under antitrust laws, and execution of definitive agreements satisfactory to the parties.

The Company believes negotiations of definitive agreements connected with the investment are progressing satisfactorily. The Hart-Scott-Rodino waiting period commenced on April 30, 1999, as a result of both the Company and GE completing their antitrust filings. While the Company expects that the GE investment will be timely completed, no such assurance can be made.

The Company's implementation of the cost reduction and cash flow enhancement initiatives including consolidation of equipment and lamp-making operations, reductions in facilities expenditures, consolidation of international operations, reduction of corporate expenses, and workforce reductions should favorably impact the future cash flow of the Company. The Company intends to manage its expenditures to generate positive cash flow in the quarter ending June 30, 1999 and beyond.

The Company believes that the available cash, cash flow from operations, and the initiatives outlined above, along with the GE investment and alternative financing to replace its existing Credit Facility, will enable the Company to fund its operations for at least the next 12 months. Nevertheless, the Company can provide no assurance that the GE investment and alternative financing can be completed.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires a "management" approach to reporting financial and descriptive information about a Company's operating segments. The Company must adopt this statement in the annual financial statements for fiscal 1999, however FAS No. 131 need not be applied to interim financial statements in the initial year of application. Management is currently studying the potential effect of adopting this statement.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs. The Company is required to adopt the SOP on July 1, 1999 and, upon adoption, expense all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle. Management is reviewing its capitalization policies and determining the impact that the adoption of this SOP is expected to have on its consolidated results of operations and financial position. At March 31, 1999, the Company estimates that it had approximately $2,650 of start-up costs included in its consolidated balance sheet.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that all derivatives, such as interest rate exchange agreements (swaps), be recognized on the balance sheet at fair value. Derivatives which are not hedges must be adjusted to fair value through the results of operations. Derivatives determined to be hedges will be adjusted to fair value through either the results of operations or comprehensive income, depending on the nature of the hedge. The Company is required to adopt FAS No. 133 on July 1, 1999. Management is currently studying the potential effect of adopting this statement.

YEAR 2000 READINESS

State of Readiness. During the past two fiscal years, the Company has been actively involved in finding and correcting Year 2000 problems within its information technology structure. The information system correction process is essentially complete. The Company maintains its critical information technology systems in close cooperation with its suppliers. The Company is not currently operating any legacy systems that are no longer being supported by the original supplier.

The most critical noninformation technology systems, such as robots and other numerically controlled equipment, are relatively new and are being upgraded and maintained with the help of the Company's various suppliers. To date, the Company's investigation of these systems has revealed only minor Year 2000 problems; however, investigation in this area continues.

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

Contingency Plans. The Company, through its various purchasing and production control departments, is in the process of developing contingency plans at each of its worldwide operations. These plans will be particularly focused on preparing the operation for the inability of key third-party suppliers to perform their normal functions. Of critical importance will be the development of alternative suppliers, the enhancements of on-hand materials and the augmentation of the most critical finished goods.

Completion. Based on management's assessment of current progress, the Company believes it will complete necessary Year 2000 modifications and contingency plans by September 1999. The Company can give no assurance that the Company's Year 2000 preparations will prevent disruptions in its business resulting from Year 2000 problems of the Company, its suppliers or its customers, or that costs to the Company of its preparations or any disruptions will not be material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended March 31, 1999, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K/A No. 2 for the year ended June 30, 1998.

PART II.  OTHER INFORMATION

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

ITEM 1.  LEGAL PROCEEDINGS

On April 9, 1999, a complaint was filed in the federal court for the Northern District of Ohio against Advanced Lighting Technologies, Inc. ("ADLT") and Wayne Hellman, its President and Chief Executive Officer. The case is styled as Donio
v. Advanced Lighting Technologies, Inc. and Wayne R.. Hellman and alleges that certain disclosures attributed to ADLT between December 30, 1997 and September 30, 1998 contained misstatements and omissions in violation of the Securities Exchange Act of 1934, which resulted in an inflated market price for the Company's common stock. The suit was brought by an alleged holder of 800 shares who seeks unspecified damages on behalf of a purported class of persons who purchased shares of ADLT. The Company and Mr. Hellman believe the lawsuit is without merit and intend to vigorously defend this action.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a) Reference is made to the discussion in Note D to the Condensed Consolidated Financial Statements included in this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

                                                                                    SEQUENTIAL
                                                                                  PAGE NUMBER/
EXHIBIT                                                                           INCORPORATED
NUMBER                             TITLE                                          BY REFERENCE
-------                            -----                                         -------------
3.1            Amended and Restated Articles of Incorporation.                           *

3.2            Code of Regulations.                                                     **

10.1           Consolidated Amendment No. 2 to Credit Agreement, dated as of
               February 12, 1999, amending the Credit Agreement dated
               January 2, 1998, among Advanced Lighting Technologies, Inc.,
               National City Bank, and other financial institutions                    ***

10.2           Fee Letter in connection with Consolidated Amendment No. 2 dated February 16, 1999 from Advanced Lighting Technologies, Inc.
               to the Administrative Agent and the Lenders                             ***

11             Statement Re:  Computation of Earnings Per Share                        ___

12             Statement Re:  Computation of Ratio of Earnings to Fixed Charges        ___

27             Financial Data Schedule                                                 ___

*        Incorporated by reference to Exhibit of same number in Company's
         Quarterly Report on Form 10-Q for the Quarterly Period ended December
         31, 1996.

**       Incorporated by reference to Company's Registration Statement on Form
         S-1, Registration No. 33-97902, effective December 11, 1995.

***      Incorporated by reference to Company's Current Report on Form 8-K dated
         February 16, 1999

(b) Reports on Form 8-K.

During the quarter ended December 31, 1998, the Company filed three Reports on Form 8-K.

On January 26, 1999, the Company filed a Current Report dated January 26, 1999, reporting under Item 5 certain information regarding the background and management of the Company. This information supplements information included in a preliminary prospectus contained in Amendment No. 3 to the Registration Statement of Form S-4 (Registration No. 333-58609), filed December 23, 1998, relating to the registration of a proposed offer to exchange 8% Senior Notes due 2008 of the Company for outstanding 8% Senior Notes due 2008 of the Company and the Company's proxy materials.

On February 23, 1999, the Company filed a Current Report dated February 16, 1999, reporting under Item 5 certain information related to the Company's Bank Credit Facility and filed as exhibits thereto, Consolidated Amendment No. 2 to the Credit Agreement and a fee letter in connection with Consolidated Amendment No. 2.

On March 15, 1999, the Company filed a Current Report dated March 15, 1999, reporting under Item 5 certain financial pro forma financial information. The Form 8-K included the following financial statements:

         Pro Forma Condensed Combined Statement of Operations for the Company and Ruud Lighting, Inc. for the year ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ADVANCED  LIGHTING  TECHNOLOGIES,  INC.


Date:  May 17, 1999                        By:  /s/ Wayne R. Hellman
                                                --------------------
                                                  Wayne R. Hellman
                                                  Chief Executive Officer

Date:  May 17, 1999                        By:  /s/ Nicholas R. Sucic
                                                ---------------------
                                                  Nicholas R. Sucic
                                                  Chief Financial Officer


                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBITS                                                PAGE NO.
-------     -----------------------                                                --------
3.1         Amended and Restated Articles of Incorporation.                           *

3.2         Code of Regulations.                                                     **

10.1        Consolidated Amendment No. 2 to Credit Agreement, dated as of
            February 12, 1999, amending the Credit Agreement dated
            January 2, 1998, among Advanced Lighting Technologies, Inc.,
            National City Bank, and other financial institutions                    ***

10.2        Fee Letter in connection with Consolidated Amendment No. 2 dated February 16, 1999 from Advanced Lighting Technologies, Inc.
            to the Administrative Agent and the Lenders                             ***

11          Statement Re:  Computation of Earnings Per Share                        ___

12          Statement Re:  Computation of Ratio of Earnings to Fixed Charges        ___

27          Financial Data Schedule                                                 ___


*           Incorporated by reference to Exhibit of same number in Company's
            Quarterly Report on Form 10-Q for the Quarterly Period ended December
            31, 1996.

**          Incorporated by reference to Company's Registration Statement on Form
            S-1, Registration No. 33-97902, effective December 11, 1995.

***         Incorporated by reference to Company's Current Report on Form 8-K dated
            February 16, 1999