Form 10-K
period 1999-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1999-09-28
CIK 1002125

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 31, 1999 was $102,330,873.

     There were 20,294,679 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of August 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for use at the Annual Shareholders Meeting on December 16, 1999 are incorporated by reference into
Part III of this Form 10-K to the extent stated herein.

                                     INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                                                          PAGE
                                                                          ----
Cautionary Statement Regarding Forward Looking Statements...............    2
Risk Factors............................................................    2

                                    PART I
Item 1.     Business....................................................    9
Item 2.     Properties..................................................   23
Item 3.     Legal Proceedings...........................................   24
Item 4.     Submission of Matters to a Vote of Security Holders.........   24

                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
              Shareholder Matters.......................................   25
Item 6.     Selected Financial Data.....................................   26
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   29
Item 7A.    Quantitative and Qualitative Disclosures about Market
              Risk......................................................   49
Item 8.     Financial Statements and Supplementary Data.................   49
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   50

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   50
Item 11.    Executive Compensation......................................   50
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................   50
Item 13.    Certain Relationships and Related Transactions..............   50

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................   50

SIGNATURES..............................................................   55

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Report contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of Advanced Lighting Technologies, Inc. and its subsidiaries (the "Company"), its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) continued growth of the metal halide lighting market; (iv) the Company's operating strategy and growth strategy; (v) potential acquisitions or joint ventures by the Company;
(vi) the declaration and payment of dividends; and (vii) litigation affecting the Company. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The accompanying information contained in this Report, including without limitation the information set forth under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," identifies important factors that could cause such differences.

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

METAL HALIDE LAMPS, OUR PRIMARY PRODUCT, MUST GAIN WIDER MARKET ACCEPTANCE

     We derive almost all of our net sales and income from selling metal halide materials, systems and components, and production equipment. Our current operations and growth strategy are focused on the metal halide lighting industry. Metal halide is the newest of all commercial lighting technologies. Metal halide lamp sales represented approximately 8% of domestic lamp sales in 1998 compared to fluorescent and incandescent lamps which represented approximately 86% of the same market. We attribute our success to the increased acceptance of metal halide lighting in commercial and industrial uses. Our future results are dependent upon continued growth of metal halide lighting for these and other uses. However, metal halide lamps are not compatible with the substantial installed base of incandescent and fluorescent lighting fixtures, and the installation of a metal halide lighting system typically involves higher initial costs than incandescent and fluorescent lighting systems. Metal halide products may not continue to gain market share within the overall lighting market or competitors may introduce better lighting technologies, displacing metal halide lighting in the market. Either of these occurrences could have a material adverse effect on our business and our results of operations.

GENERAL ELECTRIC COMPANY'S INVESTMENT IN THE COMPANY REQUIRES APPROVAL UNDER ANTITRUST LAW

     On September 28, 1999, General Electric Company ("GE") executed a definitive agreement to invest over $20 million in shares of our convertible preferred stock, in addition to their existing ownership of 2.6% of our common stock. However, the investment is subject to certain closing conditions. We believe that all closing conditions have been satisfied or are within our control, other than the consent to the transaction pursuant to the Hart-Scott-Rodino Antitrust Improvements Act. Our representatives and GE have been discussing this matter with the appropriate authorities and we believe that this approval will be obtained very quickly. However, no assurance can be given that the approval will be obtained. If the GE investment is not made promptly, it could adversely affect our banking relationships, our liquidity and our common stock price.

GENERAL ELECTRIC COMPANY'S RELATIONSHIP WITH US COULD AFFECT OUR RELATIONSHIP WITH OTHER LIGHTING COMPANIES AND LIMIT OUR ABILITY TO GROW

     The GE investment would improve our balance sheet and is expected to increase our operating flexibility. In addition, we anticipate that this will strengthen our supplier-customer relationship with GE. However, we do not yet know if this increased investment would have an adverse affect on our relationship with other major companies in the lighting business. The Company has not experienced any adverse impact from these other companies since the March 1999 public announcement of the agreement in principle regarding the investment. Pursuant to the terms of the GE investment agreement, GE will have the right, by converting its preferred shares and exercising warrants, to acquire approximately 4 million of our common shares. If the Company fails to maintain the required ratio of earnings before interest and taxes to interest charges for two different measurement periods, GE would obtain the right to purchase and vote additional shares of our stock and, upon failure for a third measurement period, to acquire voting control of the Company. The existence of a large block of shares which could effectively control our shareholder votes, or which could be sold in public or private sales, may limit our ability to obtain financing in the future from other sources, including public offerings or private sale of our common stock.

GENERAL ELECTRIC COMPANY'S RIGHTS COULD LIMIT OUR FINANCIAL ALTERNATIVES

     After the GE investment, GE would have the right to make us redeem their preferred stock after five years. GE also would have the right to make us redeem their preferred stock if our shareholders don't approve matters related to the GE transaction, if the necessary governmental approvals are not granted in connection with GE's rights to acquire more of our shares in the future, or if we take certain actions, including issuing additional common shares and borrowing more than a total of $210 million. The existence of these limits may reduce the ability of the Company to obtain financing in the future. If we have to redeem the preferred stock after the GE investment, our financial resources will be reduced. Under certain circumstances, redeeming the preferred stock would cause a default under the indenture governing our Senior Notes due 2008, with a principal amount of $100,000,000. Although GE cannot make us redeem their preferred stock if such a default would occur, the failure to redeem GE's preferred stock after GE makes a request for redemption could adversely affect our relationship with GE.

OPERATING WITHOUT ADDITIONAL CASH RESOURCES COULD AFFECT OUR OPERATIONS AND
GROWTH

     In the last half of fiscal 1999, we instituted cost reduction measures intended to allow our operations to produce more cash revenues than we spend on operations. We have spent more money on our operations than the revenues our operations have generated in each of our last three fiscal years and have spent more money on operations and investing in our business than our operations have generated in each of our last four fiscal years. While we believe we are now generating more cash in our operations than we are spending on operations, we can't assure investors that the cost-saving measures will continue to generate positive cash flow from our operations in the future. In addition, we are not currently generating sufficient cash in our business to make the investments in our future growth which we would like. Our ability to borrow additional money under our $60 million revolving and term credit facility which we entered into on May 21, 1999 ("Credit Facility") is limited. In order to have enough cash for future operations and growth, we must generate greater net cash flow and/or demonstrate our ability to achieve acceptable financial results in order to increase our access to additional cash resources from lenders and investors.

OUR LOAN TO MR. HELLMAN MAY AFFECT OUR CAPITAL RESOURCES

     On October 8, 1998, we made a $9 million loan to Wayne R. Hellman, our Chairman and CEO. See "Certain Transactions." The loan is due on October 6, 1999. Mr. Hellman has paid interest accrued on the loan through October 6, 1999. If Mr. Hellman doesn't repay the loan in accordance with its terms, it could materially and adversely affect our ability to obtain money from lenders and investors. If we take action to make Mr. Hellman pay the loan, it may hurt Mr. Hellman's performance, which could hurt our operations.

OUR DEGREE OF INDEBTEDNESS COULD LIMIT OUR ABILITY TO GROW AND REACT TO CHANGES IN MARKET CONDITIONS

     At June 30, 1999, we had approximately $161.0 million of total indebtedness outstanding and $77.4 million of shareholders' equity. At June 30, 1999, we also had $6.1 million available (subject to borrowing base compliance and other limitations) to be drawn under our Credit Facility (which was then a $75 million facility).

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

OUR BUSINESS SUCCESS HAS BEEN BASED ON NEW PRODUCTS AND NEW PRODUCTS ARE DIFFICULT TO INTRODUCE SUCCESSFULLY

     We attribute our historical success, in large part, to the introduction of new products in each of our product lines to meet the requirements of our customers. Our future success will depend upon our continued ability to develop and introduce innovative products. Even though we spent significant amounts on research and development in fiscal 1999 and in prior years, we may not be able to develop or introduce innovative products in the future. Even if a new product is developed for a particular type of lighting fixture or use, the product may not be commercially successful in the lighting market. In addition, competitors occasionally have followed our introduction of successful products with similar product offerings. As a result of these and other factors, we may not continue to be successful in introducing new products. If we are unable to successfully introduce new products, this inability could adversely affect our financial results.

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

WE MAY NOT BE ABLE TO REALIZE BENEFITS FROM ACQUISITIONS AND INVESTMENTS

     In order to implement our business strategy, we will from time-to-time consider expansion of our products and services through joint ventures, strategic partnerships and acquisitions of, and/or investments in, other business entities. We have no agreement or understanding with any significant prospective acquisition or investment candidate in respect of a specific transaction, but we are engaged in preliminary discussions with certain candidates at the date of this report. We cannot be certain that any agreement will result from such discussions or that we will be able to identify, acquire or manage future acquisition candidates profitably. In addition, we cannot be certain as to the timing or amount of any return or anticipated benefits that we might realize on any acquisition or investment.

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

THE EXTENT OF OUR INTERNATIONAL BUSINESS OPERATIONS COULD HURT OUR PERFORMANCE

     We have derived, and expect to derive in the future, a substantial portion of our net sales from our international business. Revenues from customers outside of the United States represented approximately 37% of our net sales for fiscal 1999. Our international joint ventures and operations and our export sales are subject to the risks inherent in doing business abroad, including delays in shipments, adverse fluctuations in currency exchange rates, increases in import duties and tariffs, and changes in foreign regulations and political climate. We have granted and will grant our joint ventures and operations in foreign countries rights to use our technology. While we will attempt to protect our intellectual property rights in these foreign joint ventures and operations, the laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

     Approximately 25% of our net sales in fiscal 1999 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars and Canadian dollars. A weakening of such currencies versus the U.S. dollar could have a material adverse effect on our business and results of operations and, therefore, holders of our securities. We currently do not hedge our foreign currency exposure.

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

IF WE LOSE OUR KEY PERSONNEL, IT WOULD ADVERSELY AFFECT OUR BUSINESS

     We are highly dependent on the continued services of Wayne R. Hellman, our founder, Chairman, Chief Executive Officer, and principal shareholder. We and Mr. Hellman have entered into an employment agreement providing for a term ending December 31, 2003. We are also highly dependent on the services of Alan
J. Ruud, our Vice Chairman and a principal shareholder. We and Mr. Ruud have entered into an employment agreement providing for a term ending January 1, 2001. The loss of the services of Mr. Hellman or Mr. Ruud for any reason could have a material adverse effect on our business and, in turn, to investors in our securities. We maintain "key man" life insurance with respect to Mr. Hellman, in the amount of $10 million, and Mr. Ruud, in the amount of $2 million.

CONTROL OF OUR STOCK BY PRINCIPAL SHAREHOLDERS MAY ALLOW THEM TO INFLUENCE SIGNIFICANTLY SHAREHOLDER DECISIONS

     Mr. Hellman individually owns approximately 9.5% of the outstanding shares of our common stock and, individually and in other capacities, has the power to vote a total of 19.4% of the outstanding shares of common stock (or approximately 16.9% of the shareholder voting power assuming the GE investment is completed). Mr. Ruud individually owns approximately 10.2% of the outstanding shares of common stock and, individually and as a voting trustee, has the power to vote a total of approximately 17.6% of the outstanding shares of common stock (or approximately 15.3% of the shareholder voting power assuming the GE investment is completed). After the GE investment, GE would own shares of our preferred stock with voting power equivalent to approximately 13% of our common stock and GE owns approximately 2.6% of our common stock. This would give GE approximately 15.3% of total shareholder voting power, subject to increase upon exercise of warrants to purchase common stock. After the GE investment, in addition to GE's ownership, under certain circumstances GE may in the future gain the right to vote shares owned or voted by Mr. Hellman and Mr. Ruud. As a result, although GE, Mr. Hellman and Mr. Ruud have no arrangement or understanding of any kind with each other as to the current voting of their shares (except Mr. Ruud has agreed to vote his shares in favor of two proposals at our 1999 Annual Meeting), either GE, Mr. Hellman or Mr. Ruud, or any combination of them together, may be able to significantly influence, and may be able effectively to control, all matters requiring shareholder approval, including the election of directors (and thereby the affairs and management of the Company), amendments to our Articles of Incorporation, mergers, share exchanges, the sale of all or substantially all of our assets, going-private transactions and other fundamental transactions.

IF GE OR ANOTHER INVESTOR CAN VOTE MORE THAN 35% OF OUR STOCK, WE MAY HAVE TO REPAY LOANS

     If GE, or any investor or group of investors, other than Mr. Hellman or his family, get the right to vote more than 35% of our stock, our Credit Facility banks will have the right to demand payment under our revolving and term loans and we will have to offer to repurchase our Senior Notes due 2008 (currently totaling $100 million) at a purchase price of 101% of the face amount thereof, together with unpaid interest. These provisions may make it more difficult for someone to take us over. We can't be sure that we will have adequate resources to meet our obligations relating to these loans and notes if an investor gains a 35% voting interest. Even if we can meet these obligations, if we have to repay the Credit Facility banks and repurchase our Senior Notes, it could hurt our ability to finance operations and future growth.

OUR STOCK PRICE HAS VARIED WIDELY

     Our common stock first became publicly traded in December 1995. After the initial public offering, the stock price rose substantially from the initial public offering price of $10 per share. The price of our common stock has varied widely. In October 1998, the closing price of our stock reached as low as $4.875. Such wide variation and the possibility of wide variation in the future may make it difficult for us to sell additional shares of stock at prices which we believe reflect the value of our stock or make it difficult to sell stock at all. If we can't sell stock to obtain the money we need, it may be difficult to operate and grow.

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

OUR PRIMARY COMPETITORS ARE MORE ESTABLISHED AND HAVE MORE RESOURCES

     We compete with respect to our major products with numerous well-established producers of materials, components, and systems and equipment, many of which possess greater financial, manufacturing, marketing and distribution resources than we do. In addition, many of these competitors' products utilize technology that has been broadly accepted in the marketplace (i.e., incandescent and fluorescent lighting) and is better known to consumers than is our metal halide technology. We compete with GE, Philips Electronics N.V. ("Philips") and Siemens A.G.'s OSRAM/Sylvania, Inc. subsidiary ("Sylvania") in the sale of metal halide lamps. We estimate, based on published industry data, that these three companies had a combined domestic market share of approximately 85% for metal halide lamps based on units sold and approximately 95% of the total domestic lamp market. Accordingly, these companies dominate the lamp industry and exert significant influence over the channels through which all lamp products, including ours, are distributed and sold. Our component products and systems also face strong competition, particularly in the power supply market, in which our two largest competitors each have a larger market share than we do. Our competitors may increase their focus on metal halide materials, systems and components, and expand their product lines to compete with our products. Any such increase or expansion could have a material adverse effect on our business and financial results.

WE SELL PRODUCTS TO OUR COMPETITORS AND PURCHASE COMPONENTS FROM OUR COMPETITORS

     Notwithstanding the fact that we compete with GE, Philips and Sylvania in the sale of certain of our products, we purchase a significant quantity of raw materials and private label lamps from these three companies (aggregating $18.5 million in fiscal 1999, of which $13.5 million was from GE) and derive significant revenue from sales of our materials, components, and systems to each of these three companies (aggregating $18.8 million in fiscal 1999, of which $4.6 million was to GE). Any significant change in our relationships with these companies, or in the manner in which these companies participate in the manufacturing, distribution, and sale of metal halide lighting products, could have a material adverse effect on our business and financial results and, in turn, holders of our securities.

OUR AGREEMENTS WITH CREDITORS IMPOSE RESTRICTIONS THAT COULD IMPEDE OUR GROWTH

     The Credit Facility and the indenture relating to our Senior Notes Due 2008 contain certain restrictive covenants, including, among others:

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

     Although the covenants are subject to various exceptions which are designed to allow us and our subsidiaries to operate without undue restraint, such restrictions could adversely affect our ability to finance our future operations or capital needs or engage in other business activities which may be in our interest. In addition, the Credit Facility requires that we maintain specified financial ratios. Our growth will depend in part upon our ability to fund acquisitions and investments, any of which may make it more difficult to maintain financial ratios. Our ability to comply with such provisions may be affected by events beyond our control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under the Credit Facility that would entitle the lenders to accelerate payment of the entire debt. Such an event would adversely affect us and holders of our securities. As a growth company, we may need to amend or replace the Credit Facility prior to its maturity on May 21, 2002.

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

THE COMPANY

     Advanced Lighting Technologies, Inc. is an innovation-driven designer, manufacturer and marketer of metal halide lighting products. Metal halide lighting combines superior energy efficient illumination with long lamp (i.e. light bulb) life, excellent color rendition and compact lamp size. The Company believes that it is the only designer and manufacturer in the world focused primarily on metal halide lighting. As a result of this unique focus, the Company has developed substantial expertise in all aspects of metal halide lighting. The Company believes that this focus enhances its responsiveness to customer demand and has contributed to its technologically advanced product development and manufacturing capabilities.

     The metal halide market is the fastest growing segment of the domestic lighting market, demonstrated by metal halide lamp sales having grown at a compound annual rate of approximately 14% since 1993, although growth has varied substantially from year to year. The Company's strong market position, new product development capabilities, strategic acquisitions and participation in international markets have enabled the Company to increase its revenues at rates in excess of the growth of the domestic metal halide market. The Company's sales from its continuing operations increased at a compound annual growth rate of 51% to $188.5 million in fiscal 1999 from $54.6 million in fiscal 1996. The Company has experienced growth in net sales in each of the past six years, and the Company's sales from continuing operations increased 15% to $188.5 million in fiscal 1999 from $163.9 million in fiscal 1998.

     The Company has integrated vertically to design, manufacture and market a broad range of metal halide products, including materials used in the production of lamps, and lamps and other components for lighting systems as well as complete metal halide lighting systems. The Company's materials and components are used in the manufacture of its own lighting systems for sale to end-users and are sold to third-party manufacturers for use in the production of their metal halide products. The vertical integration of the Company's approach to its products is illustrated below:

                         METAL HALIDE INTEGRATION CHART

             Vertical Integration from Materials through Systems

Products for Manufacturers      Products for End Users      Innovative Products

     MATERIALS          Metal Halide
                          Systems
       LAMPS           Produced by the                             New
                          Company                              Applications
  POWER SUPPLIES                               Commercial/
                                               Industrial/     -Fiber Optics
    CONTROLS                                     Outdoor       -Residential
                       Replacement Parts      Applications     -Headlights
 OPTICS/COATINGS       Sold to End Users                       -Projection TV

   EQUIPMENT          Metal Halide Systems
                          Produced by
                         Third Parties

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

     While domestic sales of incandescent and fluorescent lamps grew at a compound annual rate of approximately 3% since 1993, domestic metal halide lamp sales have grown at a compound annual rate of approximately 14% over the same period, making metal halide the fastest growing segment of the approximately $2.8 billion domestic lamp market. In 1998, metal halide accounted for approximately 8% of domestic lamp sales by dollar volume.

     The Company believes that the majority of the growth of metal halide lighting has occurred in commercial and industrial applications. Recently, metal halide systems have been introduced in fiber optic, projection television and automotive headlamp applications. The Company believes that additional opportunities for metal halide lighting exist in other applications where energy efficiency and light quality are important. As a result of the Company's dominant position in metal halide materials, the Company expects to benefit from continued growth in metal halide markets. In addition, the Company expects to be a leader in metal halide's continued market expansion by providing innovative metal halide system components and integrated systems.

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

  Recent Acquisitions and Strategic Investments

     To expand the Company's ability to develop and market new metal halide products and systems, the Company has made a number of acquisitions and strategic investments, the most notable of which were completed in fiscal 1998 and are described below.

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

     On January 2, 1998, the Company acquired all of the capital stock outstanding of Ruud Lighting (the "Ruud Stock"), located in Racine, Wisconsin. Ruud Lighting manufactures and directly markets high-intensity discharge ("HID") lighting systems, principally focusing on metal halide installations for commercial, industrial and outdoor lighting applications. The Ruud Stock was acquired from the five shareholders of Ruud Lighting in a privately negotiated purchase transaction. The purchase price for the Ruud Stock consisted of three million shares of the Company's Common Stock and approximately $35.5 million in cash.

  Executive Offices

     The Company's principal executive offices are located at 32000 Aurora Road, Solon, Ohio 44139 and its telephone number is (440) 519-0500.

LIGHTING INDUSTRY

  Opportunities in Metal Halide

     The Company currently produces metal halide lighting products for commercial, industrial and residential applications. Until recently, metal halide technology served primarily the industrial and outdoor sectors, which the Company estimates represents approximately 32% of U.S. lighting fixture sales. However, with the miniaturization of metal halide lamps and fixtures and the recognition of the benefits of metal halide technology, including improved light color, energy efficiency, lower operating temperature and safety of metal halide products relative to other technologies, significant opportunities for growth exist. Key factors driving growth in the metal halide industry include:

     Demand for Specialized Lamps. The demand for specialized metal halide lamps has increased as the Company's original equipment manufacturer ("OEM") and lighting agent customers have recognized the benefits associated with using specialized metal halide products. While the lighting industry is dominated by GE, Philips and Sylvania, each of these companies has traditionally focused on the larger incandescent and fluorescent market and has generally limited its production of metal halide lamps to those found in the most common commercial and industrial applications. Although these standard-type metal halide lamps represent a substantial majority of total metal halide lamp sales, they do not afford the OEM or lighting agent complete flexibility in designing lighting contract bids. For example, a lighting agent may attempt to differentiate its bid by designing a lighting solution which incorporates a specialized metal halide lamp to reduce energy costs while still achieving desired lighting levels.

     Development of New and Advanced Metal Halide Power Supplies. Historically, the introduction of new metal halide lamps and systems has been constrained by the lack of complementary metal halide power supplies. Significant engineering expertise is required to adapt existing power supplies for new metal halide products. The Company believes that while domestic sales of metal halide power supplies approximated $200 million in 1998, power supply manufacturers, like lamp manufacturers, have focused on the larger fluorescent power supply market and, to a lesser extent, on the standard-type metal halide lamp market rather than development of new power supply products for specialized metal halide products and applications. The development of appropriate power supply sources focused on metal halide should significantly enhance the expansion of metal halide applications, reduce the development time currently required to introduce new metal halide products and improve the reliability and durability of existing metal halide products.

     Opportunity for Integrated Metal Halide Systems. Metal halide systems for commercial and industrial applications are assembled primarily by fixture manufacturers, lighting agents, and intermediaries who are limited in their ability to integrate different components which comprise a metal halide system. The Company believes that significant growth opportunities exist through the packaging of compatible, reliable system components for OEM customers from a single supplier. In addition, the Company believes that metal halide systems have significant potential to displace older lighting technologies in traditional applications and that residential applications will represent a substantial market for metal halide lighting within the next five years. Other potential applications for metal halide systems include fiber optic systems, projection television displays and automotive headlamps.

     International Demand for Metal Halide. Despite the recent financial crisis in the Pacific Rim, international markets represent long-term attractive opportunities for metal halide products as developing nations continue to build infrastructure to support their growing economies. Facilities such as train stations, airports, government buildings, highways and factories all require substantial lighting for which metal halide products are well suited.

In addition, given the high energy efficiency of metal halide and the high cost of energy in developing nations (including the high cost of power plant construction), the Company believes that the international metal halide market will grow faster than the United States market in the long term.

STRATEGY

     The Company believes that metal halide technology represents the best lighting technology for a wide variety of applications, many of which are not yet served by an appropriate metal halide product. As the principal supplier of metal halide materials to the metal halide lamp industry, the Company expects to benefit from continued growth in metal halide markets. The Company also expects to lead metal halide's continued market expansion, by providing innovative metal halide system components and integrated systems through the operating and growth strategies highlighted below.

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

     The Company seeks to achieve its strategic objective through internal growth and, in recent years, acquisitions and strategic investments. The Company's acquisitions and investments have been made in businesses that, when combined with the Company's existing capabilities and metal halide focus, are intended to provide technological, product or distribution synergies and offer the potential to enhance the Company's competitive position or accelerate development of additional metal halide market opportunities. The Company has made a number of acquisitions and investments since January 1997, as described under Item 1. "Business -- Background of the Company -- Recent Acquisitions and Strategic Investments." To the extent its capital resources allow, the Company will consider other possible acquisition and strategic investment opportunities.

OPERATING STRATEGY

     The Company focuses its resources primarily on designing, manufacturing and marketing metal halide materials, system components, and systems. By focusing on metal halide, the Company believes it has developed unique design, manufacturing and marketing expertise. Such expertise provides the Company with significant competitive advantages, which enable the Company to deliver highly customized products to meet customer needs. The Company's experienced workforce is dedicated to improving metal halide lighting products, production processes and developing new applications for this technology. The Company's recent decision to temporarily cease manufacture and sale of turnkey lamp production equipment groups has not altered this strategy. The Company has retained key personnel in the consolidation of equipment operations at its Solon facility.

     In addition, in order to increase the number of metal halide applications and the penetration of the Company's products, the Company pursues the following operating strategies:

  Continue Vertical Integration

     The Company began operations as a manufacturer of metal halide salts and expanded into production of system components, initially lamps. The Company has expanded its focus on systems and components to include commercial and industrial systems (through the Ruud Lighting acquisition), and magnetic and electronic power supplies (through the acquisitions of Ballastronix, Inc. ("Ballastronix") and Parry Power Supply Ltd. ("Parry")). The Company is broadening its materials manufacturing capabilities to include filtering and optical coatings for lighting applications, through its acquisition of DSI in January 1998. Through vertical integration, the Company is able to develop and package complementary system components and develop systems which enable metal halide lighting to penetrate applications and markets currently served by older technologies.

  Strengthen OEM and Lighting Agent Relationships

     The Company concentrates on developing strong relationships with lighting fixture OEMs by providing the key system components for a lighting fixture, either alone or packaged as a unit, tailored to meet their needs. Historically, the Company provided specialized lamps tailored to meet OEM needs. With its ability to design and manufacture power supplies, achieved through the acquisition of Ballastronix and Parry, the Company expects to better meet OEM needs by packaging the principal system components (lamps, power supplies, switches and controls) for a lighting fixture. Frequent interaction with OEMs serves dual purposes, providing the Company with valuable ideas for new component products and providing OEMs with the information necessary to market the Company's new products. Lamps and power supplies designed for a specific fixture are included with the fixture when sold by the OEM, increasing distribution of the Company's products. The Company has also entered into agreements with lighting agents to pay commissions for selling the Company's lamps. Such commissions, unique among lamp manufacturers, provide the agent an incentive to include the Company's metal halide lamps in its bids on a construction or renovation project. With its January 1998 acquisition of Ruud Lighting, which is a leading direct marketer of HID systems, the Company expects to significantly enhance its ability to directly market HID systems for commercial, industrial, outdoor and retail lighting applications, as well as replacement lamps.

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

LONG-TERM GROWTH STRATEGY

     The Company is continuing to introduce more products for new applications and to expand the distribution channels for its products. The key elements of the Company's long-term growth strategy include:

  Introduce New Products and Systems

     The Company believes it has introduced a majority of the new lamps in the domestic metal halide lamp industry since 1985. As applications become increasingly complex, the advantage of simultaneous design of components as an integrated system is becoming more significant. To further the Company's integrated systems strategy, the Company completed the Ruud Lighting, Ballastronix and Parry transactions. As a result, the Company can now manufacture and market complete metal halide lighting systems for end-users, as well as complementary component packages for OEMs. The Company intends to develop, manufacture and market additional types of high performance and technologically advanced metal halide materials, components and systems. Capitalizing on its expanding production capability, design capability and unique metal halide focus, the Company expects to develop additional specialty systems, such as fiber optic lighting systems and projection television optical systems.

  Increase Sales of Existing Products

     By expanding existing relationships and developing new relationships with lighting agents and OEMs, the Company expects to increase sales of existing specialty lamps and power supplies. The Company is beginning to utilize Ruud Lighting's distribution capability to expand sales of existing products, particularly replacement lamps. The Company also expects its sales of replacement lamps, as well as power supplies, to increase through its recently expanded distribution capability (resulting from the Ruud Lighting acquisition) and as the installed base of fixtures for the Company's specialty lamps increases. The Company expects to increase sales in the replacement lamp market, in part through a novel direct marketing approach to end users. The Company prints its toll-free phone number on each lamp, and customers can order replacement lamps directly from the Company for express delivery. In addition, this interaction with customers provides the Company with the opportunity to market additional metal halide products.

  Participate in International Markets

     The Company intends to capitalize on opportunities in international markets in three ways. First, the Company directly exports its products to countries that do not impose restrictive tariffs, local content laws and other trade barriers. The primary countries and regions in which the Company directly markets products are the United Kingdom, Western Europe, Australia, Canada and Japan. Since July 1995, the Company has strengthened its distribution capabilities by acquiring or investing in its distributors in these countries. Second, the Company may pursue strategic acquisitions or build manufacturing facilities in international markets. Third, in countries that impose trade restrictions, the Company has sold production equipment or has entered into joint ventures with local lamp manufacturers. Purchasers of production equipment have become customers for the Company's metal halide salts and other materials. The Company has existing joint ventures in India, China, Korea and Japan.

  Penetrate the Residential Lighting Market

     The Company believes that residential and consumer applications will represent a promising market for metal halide lighting within the next five years. Over the longer term, the Company intends to lead metal halide's penetration of the residential lighting market by: (i) expanding the marketing of its products, especially contractor-installed fixtures used in the construction of new and remodeled housing, building on Ruud Lighting's expertise in direct marketing to contractors; and (ii) developing the use of metal halide fiber optic systems.

PRODUCTS

     The Company designs, manufactures and sells metal halide materials, components and systems, which are used in a wide variety of applications and locations including:

-- floodlighting              -- sports arena lighting      -- general lighting
-- architectural area         -- commercial downlighting    -- industrial highbays
lighting                      -- airport and railway        -- tunnel lighting
-- general industrial         station lighting              -- indirect indoor sports
lighting                      -- gas station canopy         and office lighting
-- billboard and sign         lighting                      -- parking garage lighting
lighting                      -- interior downlighting      -- security lighting
-- site lighting              -- decorative lighting        -- landscape lighting
-- soffit lighting            -- retail store
-- hazardous location         downlighting and track
lighting                         lighting
-- accent lighting

     The Company also designs, manufactures and sells thin film deposition equipment for the lighting, ophthalmics and optics industries. The Company also designs, manufactures and sells photometric measurement instruments.

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

     The Company produces over 300 different metal halide salts that can be used in metal halide lamps to produce different lighting characteristics. In addition to meeting its own needs, the Company believes it produces all of the metal halide salts used in metal halide lamps manufactured in the United States, including those manufactured by GE, Philips and Sylvania, and 80% of the metal halide salts used in metal halide lamps manufactured overseas. The Company serves all major lamp manufacturers, each of which uses different metal halide salts. The Company vigorously guards each customers' specific formulas from other customers, including the Company's own lamp engineers. Because of its ability to produce these ultra pure metal halide doses, the Company has also been called upon by its lamp manufacturer customer base to produce most of the amalgams used in the domestic production of high pressure sodium ("HPS") lighting and, most recently, to develop and supply a new amalgam for fluorescent applications.

     With the January 1998 acquisition of DSI, the Company also now produces optical thin film coatings, including coatings for lighting applications with particular emphasis on coatings for metal halide arc tubes, as well as antireflection coatings, and electrochromic coatings for glass and plastic ophthalmic lenses, multilayer magnetic films and emissivity modification films for classified government applications, and infrared multilayer optical films on flexible polymeric substrates. Through a reactive sputtering process, these coatings are electrostatically attached to a product surface. When used in lighting applications, these coatings can significantly improve the optical performance of the light source, protect the system and its components from harmful ultra-violet and infra-red radiation, and increase the energy efficiency of the entire system.

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

     In fiscal 1999, the Company introduced its new line of Uni-Form(R)pulse start products. Uni-Form(R) pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity.

     Through Venture Lighting Power Systems, North America (f/k/a Ballastronix), the Company's Canadian subsidiary which manufactures magnetic power supplies, and Venture Lighting Europe (f/k/a Parry Power Systems), the Company's United Kingdom subsidiary which manufactures magnetic and electronic power supplies for HID lighting systems, the Company currently offers over 400 power supply products. The Company also offers electronic controls for metal halide lighting systems.

     A metal halide lighting system consists of a fixture, lamp, power supply and related electronic controls and switches and any other necessary components assembled into a product for an end user. The Company believes it will be able to combine its metal halide expertise and system component manufacturing capabilities to design, develop, produce and market metal halide systems for innovative applications. Through its acquisition of Ruud Lighting, the Company has recently expanded its capability to manufacture and direct market HID lighting systems, particularly metal halide installations for commercial, industrial and outdoor lighting applications.

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

  Production Equipment

     Due to economic conditions in general, especially outside the United States, and as a result of the Company's cash preservation strategy, the Company's equipment manufacturing operation in Bellevue, Ohio has been closed. Machinery, equipment and research and development facilities necessary to allow the Company to continue manufacturing and support of lamp production equipment, at reduced levels, has been moved to the Company's Solon, Ohio facility. The Company has temporarily ceased the manufacture and sale of turnkey lamp production manufacturing groups.

     The Company has been the only manufacturer and marketer of turnkey metal halide lamp production equipment groups. A metal halide lamp production equipment group consists of up to 50 different production machines. The Company has also begun to manufacture and sell photometric measuring equipment, which is used to measure quantity and quality of light for design and testing of lighting products and systems.

     Each lamp production equipment group sold for between $1.0 million to $6.0 million. In order to maintain manufacturing flexibility, the Company must continually update its own component production equipment, through the internal design and fabrication of production equipment. The Company had leveraged its manufacturing expertise by selling lamp production equipment groups in international markets to independent companies or to joint ventures with local lamp manufacturers. In connection with each lamp production equipment group sale, the Company provided lamp designs and specifications, trained the purchaser in production and created a customer for its materials products.

     With its January 1998 acquisition of DSI, a leader in the development of sophisticated thin film deposition equipment and measurement instrumentation and thin film products, the Company also has the capability to manufacture and market turnkey deposition equipment to produce thin film coatings for a variety of applications. These systems employ sputtering technology to place optically precise thin coatings on lighting components and other materials. When DSI sells a system to a customer, DSI will either operate the system for the customer at DSI's facility or transfer the system to the customer's facility.

  International Sales

     International sales aggregated $68.9 million (34% of net sales) for fiscal 1999, $78.8 million (48% of net sales) for fiscal 1998 and $41.0 million (47% of net sales) for fiscal 1997. For more detailed information regarding the Company's international operations, see Note R to "Notes to Consolidated Financial Statements," included in Item 8.

PRODUCT DESIGN AND DEVELOPMENT

     Management believes one of its key strengths is its ability to design and develop new products. The Company has dedicated research and development efforts in each of its product lines having invested $31.5 million or 7.2% of net sales from continuing operations into research and development over the last three full fiscal years. In fiscal 1999 the Company invested $17.1 million (9.1% of net sales) in research and development; in fiscal 1998, $9.3 million (5.7% of net sales); and in fiscal 1997, $5.1 million (6.0% of net sales). Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form(R) pulse start products. Uni-Form(R) pulse start products are a new generation of metal halide components and systems which permit

(a) increased light output with lower power utilization, (b) faster starting,
(c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. Historically, the Company's efforts primarily have been focused on the development of materials and system components.

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

     Since 1996, the Company has increased its focus on design and development of integrated systems. The Company expects efforts in this area to become increasingly important as the Company seeks to develop new fiber optic applications and utilizes the capability of Ruud Lighting to manufacture and directly market HID lighting systems.

MARKETING AND DISTRIBUTION

  Commercial Products

     The marketing and distribution of the Company's diverse range of commercial products varies by individual product and by product category, as described below. All sales data are exclusive of intercompany sales.

  Materials

     The Company markets materials (metal halide and other salts) directly to all high intensity discharge lamp manufacturers, primarily GE, Philips and Sylvania for use in their manufacture of lamps. The Company also markets lamp materials to its joint venture partners. In addition, the Company works very closely with its customers to manufacture materials according to their specifications. Certain customer-developed materials are considered proprietary to the Company's customers. The other lamp components manufactured by the Company are used primarily in the manufacture of its own lamps; however, some outside sales are made to other lamp manufacturers. The principal customers for the thin-film coating products of the Company include major lamp manufacturers. In addition, the Company markets its thin-film coatings to government suppliers for use in aerospace applications and to jewelry manufacturers. Sales of materials accounted for approximately 12.3% of the Company's revenues in fiscal 1999, 11.4% in 1998 and 14.1% in 1997.

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

     In addition to packaging power supplies with lamps, the Company is continuing direct marketing to OEMs and sales through electrical distributors. Sales of system components accounted for approximately 47.8% of the Company's revenues in fiscal 1999, 59.0% in fiscal 1998 and 74.3% in fiscal 1997.

  Systems

     The Company's commercial lighting systems are marketed primarily under the trade name "Ruud Lighting." Ruud Lighting markets and distributes its products primarily by direct marketing to lighting contractors. By marketing complete metal halide systems, the Company believes it may capture a greater market share in the metal halide industry. As a direct marketer of these commercial lighting systems, Ruud Lighting should enable the Company's new systems and technologies (embedded with the Company's system components) to gain wider acceptance in the marketplace. Ruud Lighting works closely with lighting contractors and is able to efficiently assist them in implementing these new systems and technologies. Commercial systems accounted for approximately 35.6% of the Company's revenues in fiscal 1999 and 20.1% in 1998. Prior to the Ruud Lighting acquisition in January 1998, the Company had no significant sales of commercial lighting systems.

  Production Equipment

     The Company's production equipment is manufactured for internal use and is marketed to existing companies for turnkey production of thin-film coatings. Until the recent temporary cessation, the Company also marketed turnkey lamp production equipment groups to existing companies and its joint venture partners. The Company also markets production equipment to its joint venture partners. External sales of production equipment accounted for approximately 4.3% of the Company's revenues in fiscal 1999, 9.5% in fiscal 1998 and 11.4% in fiscal 1997.

  Residential Products

     The Company is seeking to lead metal halide's penetration of the residential lighting market by: (i) expanding the marketing of its products, especially contractor-installed fixtures used in the construction of new and remodeled housing, building on Ruud Lighting's expertise in direct marketing to contractors; and (ii) developing the use of metal halide fiber optic systems through a joint venture.

MANUFACTURING AND OPERATIONS

     The Company's lamp manufacturing facility in Solon, Ohio operates five days a week, 16 hours a day, with the Company's lamp manufacturing employees working in two eight-hour shifts each day. The manufacturing of metal halide lamps consists of three primary processes. First, the quartz arc tube is shaped, electrodes for carrying the current are installed, the metal halide salt dose is introduced and the arc tube is sealed. The process is performed at high temperatures in carefully controlled conditions to ensure that the arc tube is properly sealed and that no impurities enter the arc tube. Second, the arc tube is mounted inside a pyrex bulb container and sealed. Finally, the lamp is finished by adding a contact for the electrical outlet. Although light output of metal halide lamps is not affected by ambient temperatures, an outer bulb is used to prevent contact with the arc tube, which operates at extremely high temperatures. Quartz and pyrex(R) are used in the production of metal halide lamps because of their durability and ability to retain shape and function at extremely high temperatures. Finished lamps are inspected, tested and then shipped in accordance with customer instructions. The Solon facility also houses the remaining production equipment research and development operations and reduced production capability.

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

     The Company produces all of the metal halide salts it uses and sells at its facility in Urbana, Illinois. The Urbana facility, with approximately 80 employees working a single shift, also produces precision metal pieces, precision metal electrode leads and high speed dose dispensers which are used by the Company and sold to other metal halide lamp manufacturers.

     The Ruud Lighting manufacturing facility in Racine, Wisconsin operates five days per week, with two eight-hour shifts per day. The manufacturing process is primarily assembly-to-order based on customer needs. Ruud Lighting's facility is ISO 9001-registered. The paint finishing facility is six years old and is capable of providing the combination of E-Coat primer and acrylic powder topcoat finishing style typically required by the automotive industry.

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

RAW MATERIALS AND SUPPLIERS

     The Company sources its raw materials from a variety of suppliers. Presently, it sources most of its quartz tubing and pyrex(R) bulbs for lamps from GE. Although an interruption in these supplies could disrupt the Company's operations, the Company believes that alternative sources of supply exist and could be arranged prior to the interruption having a material adverse effect on the Company's operations or sales. The materials for the Company's power supply products are readily available on the open market. The Company also purchases certain of its industrial standard-type lamps from GE and Sylvania. This enables the Company to devote its production equipment to higher margin specialty lamps.

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

  Materials

     The Company produces materials which are used by the Company and virtually all other manufacturers of metal halide lamps. In metal halide salts, where the Company has successfully used its technology focus and manufacturing capability to develop superior products, the Company believes it has no competitors in the United States. In overseas markets, one lamp manufacturer produces metal halide salts, principally for its own use. The competition in salts is based on the technological ability to develop salt formulation for customers and product uniformity and purity. The Company believes it is the leading producer of salts because it is the leader in uniformity and purity. In other materials categories, the Company's chief competition is internal production by GE, Philips and Sylvania. The competition in these products is based primarily on price and delivery, with some competition based on technological ability to create solutions for unique applications. The Company's products compete most effectively for external sales where they are created for unique applications.

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

     The Company does not believe that the foreign lamp manufacturers to whom the Company has sold lamp production equipment compete with the Company's specialty products. Due to the technical and engineering expertise required to produce a new type of metal halide lamp, these purchasers have typically only produced the standard-type lamps in which they have been trained by the Company. Although these purchasers could potentially produce specialty lamp types to compete with the Company, these purchasers would need to develop or acquire the expertise required to produce specialty metal halide lamps.

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

  Systems

     Lighting systems compete on the basis of system cost, operating cost, quality of light and service. The Company feels that metal halide systems compete effectively against other technologies in each of these areas in many application. Although the lighting systems market is highly fragmented, Ruud Lighting is the only metal halide systems manufacturer which uses direct marketing to contractors. Ruud Lighting has over 10,000 customers for this direct marketing effort. Competitors generally market these systems through distributors and lighting agents.

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

     In 1993, the Company entered into a consent decree with the City of Solon Sewer District ("Solon") with respect to the discharge of mercury into the sewer system from its Solon, Ohio plant operations. The Company instituted procedures to comply with this consent decree, and the consent decree expired by its terms due to the Company's operation within required discharge limits for the period required by the decree. Routine monthly sampling of the effluent by City of Solon between September 1995 and September 1996 revealed instances of mercury discharge in excess of the limits imposed by Solon. Subsequent tests conducted by Solon showed mercury discharges within required limits. In March 1999, there was a single instance which showed mercury discharges above the required limits. The Company has reviewed and updated its plan intended to prevent intermittently exceeding Solon's mercury standards. The Company believes the cost of continued compliance will not have a material effect on its financial position or results of operations.

     The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its future financial position or results of operations. Capital expenditures and operating expenses in fiscal 1999, fiscal 1998 and fiscal 1997 attributable to compliance with such legislation were not material.

EMPLOYEES

     As of June 30, 1999, the Company had approximately 1,731 full-time employees, consisting of employees engaged in the designing, manufacturing and marketing of materials (81 employees), system components (956 employees), systems (634 employees) and production equipment (15 employees) and 45 employees in corporate/administrative services. The Company believes that its employee relations are good. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in Solon, Ohio, and the Company maintains manufacturing facilities in California, Ohio, Illinois, Wisconsin, Rhode Island, Nova Scotia, Canada and Draycott, England. Set forth below is certain information with respect to the Company's principal facilities as of June 30, 1999:

                                                                                 APPROXIMATE
                                                                                   SQUARE       OWNED/
          FACILITY LOCATION                          ACTIVITIES                    FOOTAGE      LEASED
          -----------------                          ----------                  -----------    ------
NORTH AMERICA
Racine, Wisconsin....................  Office, manufacturing, finishing,           440,000       Owned
                                       distribution warehouse
Solon, Ohio..........................  Office, systems components                  330,000       Owned
                                       manufacturing, distribution warehouse
Urbana, Illinois.....................  Materials manufacturing                      62,000       Owned
Santa Rosa, California...............  Office, manufacturing                        23,000       Owned
                                                                                    20,000      Leased
Amherst, Nova Scotia, Canada.........  Office, power supply manufacturing,          45,000       Owned
                                       warehouse
Middletown, Rhode Island.............  Office, fixture manufacturing                37,000       Owned
Mississauga, Ontario, Canada.........  Distribution warehouse, office               13,000      Leased
OTHER
Draycott, England....................  Office, power supply manufacturing,         125,000       Owned
                                       warehouse
Wantirna South, Victoria,
  Australia..........................  Distribution warehouse, office               33,000       Owned
Mitcham, Victoria, Australia.........  Distribution warehouse, office               15,000      Leased
Florence, Italy......................  Office, fixture assembly, warehouse          10,000      Leased

     The owned facilities are subject to mortgages in the following approximate outstanding amounts as of June 30, 1999: Racine -- $10.3 million; Solon -- $4.7 million; Santa Rosa -- $1.2 million; Urbana -- $620,000; and, Amherst -- $35,000. The aggregate annual rental cost of the leased facilities is approximately $700,000, and the average remaining lease term is 1.6 years.

     The Company has vacated its equipment manufacturing facility in Bellevue, Ohio. The Company currently leases approximately 77,000 square feet at a cost of $42,000 per month under a lease which extends to November 2005. The Company is seeking ways to mitigate this liability including termination, buyout or sublease. An accrual has been made as part of special charges to provide for the estimated cost of exiting this lease agreement.

ITEM 3.  LEGAL PROCEEDINGS

     In April and May 1999, three class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged shareholders of the Company on behalf of themselves and purported classes consisting of Company shareholders, other than the defendants and their affiliates, who purchased stock during the period from December 30, 1997 through September 30, 1998 or various portions thereof. The named defendants are the Company and Wayne R. Hellman, its Chairman and Chief Executive Officer. The lawsuits are now pending, in an action captioned In Re Advanced Lighting Technologies Securities Litigation (99 CV 836), before a single judge who has required the plaintiffs to file a single consolidated complaint on or before September 30, 1999. The complaints allege generally that certain disclosures attributed to the Company contained misstatements and omissions alleged to be violations of Section 10(b) of the Securities Act of 1934 and Rule 10b-5, including claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects and alleged violations of generally accepted accounting principles by improperly recognizing revenues. The complaints seek certification of their respective purported classes, unspecified compensatory and punitive damages, pre- and post-judgment interest and attorneys' fees and costs. The Company and Mr. Hellman believe that these claims lack merit and they intend to vigorously defend these actions.

     Excluding the case noted above, the Company does not have pending any litigation which, separately or in the aggregate, if adversely determined, could reasonably be expected to have a material adverse effect on the Company. The Company and its subsidiaries may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of their business.

     The Company's DSI subsidiary has received notice from a competitor, which manufactures and markets equipment for the application of thin-films and provides thin-film coatings for lighting and other markets. The competitor believes certain of DSI's equipment may infringe on the competitor's patented process. Dialogue is currently in process between the parties that may result in a mutually amicable resolution. Further, the competitor has taken no further action at the date of this Report. In the event formal patent infringement claims are made, DSI's management believes that it has valid defenses to such patent infringement claims, and the Company intends to vigorously defend any claims which may actually be filed by the competitor. In light of the foregoing, however, the liability, if any, of the Company in relation to such possible claims cannot be quantified.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Common Stock is quoted on the Nasdaq National Market under the symbol "ADLT." The following table sets forth for the periods indicated the range of high and low closing sale prices for the Common Stock, as reported on the Nasdaq National Market:

                                                                 HIGH        LOW
                                                                -------    -------
Fiscal Year Ending June 30, 1998
  First Quarter.............................................    $27.000    $22.875
  Second Quarter............................................     26.500     18.250
  Third Quarter.............................................     27.000     18.250
  Fourth Quarter............................................     29.938     20.875
Fiscal Year Ended June 30, 1999
  First Quarter.............................................     27.250      8.500
  Second Quarter............................................     10.625      4.875
  Third Quarter.............................................     10.313      6.750
  Fourth Quarter............................................      9.000      5.813

     As of August 31, 1999, there were approximately 300 record holders of the Company's Common Stock. The Company has never declared or paid a cash dividend. The terms of the Credit Facility prohibit the payment of dividends, other than dividends consisting of Company stock, without the consent of the lending banks. The Indenture limits the payment of cash dividends by the Company to certain amounts determined by the Company's earnings and equity investment in the Company after March 31, 1998. In addition, financial covenants, including ratios, contained in the Credit Facility, may limit payment of dividends indirectly.

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

                                                      FISCAL YEAR ENDED JUNE 30,
                                         -----------------------------------------------------
                                           1999        1998       1997       1996       1995
                                         --------    --------    -------    -------    -------
                                            (IN THOUSANDS, EXCEPT PER SHARE DOLLAR AMOUNTS)
INCOME STATEMENT DATA:
Net sales.............................   $188,484    $163,893    $85,645    $54,636    $40,767
Costs and expenses:
  Cost of sales.......................    128,492      95,341     45,703     29,164     21,899
  Marketing and selling...............     42,025      25,746     15,165      8,656      6,381
  Research and development............     17,123       9,319      5,097      2,894      1,673
  General and administrative..........     20,114      10,851      7,133      6,152      5,452
  Settlement of claims(1)(2)..........         --          --        771      2,732         --
  Fiber optic joint venture formation
     costs............................         --         212        286         --         --
  Purchased in-process research and
     development(3)...................         --      18,220         --         --         --
  Special charges(3)..................     27,309      15,918         --         --         --
  Amortization of intangible assets...      2,773       1,665        397         90         55
  Restructuring(4)....................         --          --         --         --       (121)
                                         --------    --------    -------    -------    -------
Income (loss) from operations.........    (49,352)    (13,379)    11,093      4,948      5,428
Interest income (expense), net........    (12,723)     (2,365)      (668)    (1,316)    (2,074)
Loss from equity investment(5)........     (6,318)       (501)        --         --         --
                                         --------    --------    -------    -------    -------
Income (loss) from continuing
  operations before income taxes and
  extraordinary charge and cumulative
  effect of accounting change.........    (68,393)    (16,245)    10,425      3,632      3,354
Income taxes..........................      2,972       1,802      2,869        965        212
                                         --------    --------    -------    -------    -------
Income (loss) from continuing
  operations before extraordinary
  charge and cumulative effect of
  accounting change...................    (71,365)    (18,047)     7,556      2,667      3,142
Loss from discontinued operations, net
  of income taxes.....................     (9,043)     (7,292)      (452)      (150)        --
                                         --------    --------    -------    -------    -------
Income (loss) before extraordinary
  charge and cumulative effect of
  accounting change...................    (80,408)    (25,339)     7,104      2,517      3,142
Extraordinary charge, net of
  applicable income tax benefits(6)...       (902)       (604)        --       (135)      (253)
Cumulative effect for change in
  accounting(7).......................     (2,443)         --         --         --         --
                                         --------    --------    -------    -------    -------
Net income (loss).....................   $(83,753)   $(25,943)   $ 7,104    $ 2,382    $ 2,889
                                         ========    ========    =======    =======    =======
Earnings (loss) per
  share -- diluted(8):
  Income (loss) from continuing
     operations.......................   $  (3.53)   $   (.99)   $   .55    $   .14    $   .10
  Loss from discontinued operations...       (.45)       (.40)      (.03)      (.02)        --
  Extraordinary charge................       (.04)       (.04)        --       (.01)      (.03)
  Cumulative effect for change in
     accounting.......................       (.12)         --         --         --         --
                                         --------    --------    -------    -------    -------
Net earnings (loss) per
  share -- diluted....................   $  (4.14)   $  (1.43)   $   .52    $   .11    $   .07
                                         ========    ========    =======    =======    =======
Shares used for computing per share
  amounts -- diluted..................     20,232      18,195     13,558      9,479      7,818
                                         ========    ========    =======    =======    =======

                                                      FISCAL YEAR ENDED JUNE 30,
                                        ------------------------------------------------------
                                          1999        1998        1997       1996       1995
                                        --------    --------    --------    -------    -------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents and
  short-term investments............    $  4,180    $ 22,267    $  8,273    $ 1,682    $ 1,030
Working capital (deficit)...........      18,629      77,637      42,380     17,341       (870)
Total assets........................     284,506     328,569     134,838     56,297     29,402
Total long-term debt................     152,496     117,332      35,908     11,034      8,853
Total shareholders' equity
  (deficit).........................      77,441     170,837      66,032     26,594     (1,035)

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

(3) Fiscal 1999 results include special charges related to the Company's plans to accelerate its focus on metal halide products, insulate it from deteriorating economic conditions in the Pacific Rim, exit its noncore products, integrate fully its core and acquired U.S. operations to produce profitable growth and reduce its use of cash. Specific initiatives by the Company included principally: (a) limiting further Pacific Rim expansion,
    (b) changing global lamp manufacturing strategy, (c) restructuring marketing operations in North America and Europe, (d) accelerating exit from noncore product lines, (e) consolidating equipment manufacturing operations, (f) reducing corporate and administrative overhead, and (g) evaluating long-lived assets. The amounts are classified in the fiscal 1999 statement of operations as: cost of sales -- $1,508 and, special charges -- $27,309.

    Fiscal 1998 results include special charges related to the purchase price allocation for Deposition Sciences, Inc. ("DSI") of $18,220 for purchased in-process research and development. The special charges also include $17,984 principally relating to the rationalization of the Company's global power supply operations, principally: (a) the discontinuance of certain power supply products at the Company's power supply facilities, (b) the write-down of certain intangible and fixed assets and (c) charges related to the consolidation and rationalization cost of distribution activities and of new information systems and a reassessment of investments. The amounts are classified in the fiscal 1998 statement of operations as: cost of sales -- $2,066; purchased in-process research and development -- $18,220; and, special charges -- $15,918.

(4) In fiscal 1994, the Company recorded a provision of $852 for the costs, principally inventory and equipment write-downs, in connection with exiting a product line unrelated to lighting. In fiscal 1995, the disposition plan was revised, resulting in a reduction of the original estimate by $121.

(5) In fiscal 1999, the loss from equity investments includes a pretax noncash write-down of $5,883 related to the Company's investment in the Unison joint venture.

(6) In fiscal 1999, the Company incurred an extraordinary loss on the early extinguishment of debt of $902. In fiscal 1998, the Company incurred an extraordinary loss on the early extinguishment of debt of $604. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In fiscal

    1996, the Company incurred an extraordinary loss on the early extinguishment of debt of $135. In fiscal 1995, the Company incurred an extraordinary loss on the early extinguishment of debt of $253.

(7) In fiscal 1999, the Company recorded $2,443 as a cumulative change in accounting principle relating to the write-off of start-up costs in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs, and required that the Company expense all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle.

(8) Net earnings per share is based upon the income attributable to holders of Common Stock. Such income has been decreased by preferred stock dividends and increases in the value of warrants aggregating $1,350 ($.14 per share) in fiscal 1996 and $2,360 ($.30 per share) in fiscal 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (Dollars in thousands, except per share data amounts)

     The following discussion should be read in connection with the Company's Consolidated Financial Statements and Notes thereto included in Item
8 -- Financial Statements and Supplementary Data.

GENERAL

     The Company designs, manufactures and markets metal halide lighting products, including materials, systems and components. Metal halide lighting is currently used primarily in commercial and industrial applications such as factories and warehouses, outdoor site and landscape lighting, sports facilities and large retail spaces such as superstores. With the January 1998 acquisition of Deposition Sciences, Inc.("DSI"), the Company also manufactures and markets turnkey deposition equipment to produce thin film coatings for a variety of applications. Systems, components and materials revenue is recognized when products are shipped, and deposition equipment revenue is recognized under the percentage of completion method.

     Consistent with the Company's strategy for new product introductions, the Company invests substantial resources in research and development to engineer materials and system components to be included in customers' specialized lighting systems. Over the last three fiscal years, the Company has spent an aggregate of $31,539 on research and development, representing 7.2% of aggregate net sales from continuing operations over that period. Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form(R) pulse start products. Uni-Form(R) pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. The Company has spent additional amounts for manufacturing process and efficiency enhancements, which were charged to cost of goods sold when incurred. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

     The Company also has invested substantial resources in acquisitions and strategic investments. In January 1998, the Company acquired Ruud Lighting, Inc. and DSI. These acquisitions enabled the Company to complete the assembly of the necessary operations to take a leadership role in the development, manufacturing and marketing of new and better systems in the growing metal halide lighting industry. See Item 1. "Background of the Company -- Recent Acquisitions and Strategic Investments" above and " -- Liquidity and Capital Resources" below.

RECENT DEVELOPMENTS

GENERAL ELECTRIC COMPANY INVESTMENT

     On September 28, 1999, GE entered into a definitive agreement to make an investment in the Company of $20,554. The Company's management believes that all closing conditions have been satisfied or are within the Company's control, other than the approval of the transaction pursuant to the Hart-Scott-Rodino Antitrust Improvements Act. Representatives of the Company and GE have been discussing this matter with the appropriate authorities and believe that this approval will be obtained very quickly. However, no assurance can be given that the approval will be obtained.

     The additional capital resources provided by the agreed investment by GE are expected to provide additional flexibility to pursue opportunities in the metal halide business. In addition, at the time of the investment, GE and the Company will enter into a five year, renewable agreement for the supply of metal halide salts to GE. The Company and GE are in discussions with respect to other supply arrangements. The Company anticipates that the GE investment and the expansion which it will permit will result in an expanded supplier-customer relationship with GE, enhancing the Company's earnings and competitive position in the metal halide marketplace.

     The GE investment will include 761,250 shares of the Company's newly-created Series A Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also will receive a

Warrant (the "Initial Warrant") to purchase an additional 1,000,000 shares of Common Stock of the Company, which will be immediately exercisable. GE has been a holder of 535,887 shares of Company Common Stock since the Company's initial public offering in 1995. The Series A Stock, Common Stock issuable on exercise of the Initial Warrant and the Common Stock held by GE represent (after giving effect to the shares issued on exercise of the Initial Warrant) approximately 18.9% of the voting power and equity ownership of the Company. See "Terms of the Series A Stock" and "Terms of the Initial Warrant."

     The proceeds of the GE transaction are expected to be applied principally to the reduction of short-term liabilities and outstanding amounts under the Company's Credit Facility, and to have the effect of increasing available borrowings under the Company's Credit Facility.

     The following summaries of the terms of the Series A Stock, the Terms of the Initial Warrant and Additional Terms of the GE Transaction are summaries of the definitive documents in connection with the GE investment.

  Terms of the Series A Stock

     The Series A Stock is a newly authorized series of preferred stock of the Company to be created for issuance in the GE transaction. 761,250 shares of Series A Stock will be authorized and issued to GE at the time of its investment. The Series A Stock will have a liquidation preference of $27 per share, plus an amount equal to 8% per annum from the date of issuance to the date of payment ("Liquidation Preference Amount").

     Each outstanding share of Series A Stock will be convertible at any time into four shares (subject to adjustment as described below) of Common Stock of the Company. Prior to conversion, holders of Series A Stock will be entitled to vote in all shareholder matters together with the holders of Company Common Stock as a single class. In any such vote, the holders of Series A Stock will be entitled to four votes (equal to the number of shares of Common Stock into which the Series A Stock held may initially be converted).

     The Company will be required to redeem any shares of Series A Stock which have not been converted or retired on September 30, 2010. Any such redemption would be made at the Liquidation Preference Amount. In addition, holders of the Series A Stock may require the Company to redeem their shares of Series A Stock by giving notice to the Company on or before September 30, 2004. If such notice is given, the Company will be required make such redemption on or prior to September 30, 2005. In addition, holders of Series A Stock will be entitled to require the Company to redeem the Series A Stock following the occurrence of any of the following events (each a "Triggering Event"): (1) failure of the shareholders of the Company to approve, at the 1999 annual meeting, proposals necessary for exercise of any rights to acquire beneficial ownership of additional shares of Common Stock as described in "Additional Terms of the GE Transaction"; (2) failure of the Company and GE to obtain any HSR Approval (as defined below) required in connection with GE's exercise of any rights to acquire beneficial ownership of additional shares of Common Stock as described in "Additional Terms of the GE Transaction"; or (3) any action by the Company to give effect to certain major corporate actions, including actions to merge, sell all or a substantial portion of its assets (other than in the ordinary course of business), issue capital stock, incur or have outstanding indebtedness for borrowed money in excess of $210,000. Upon the occurrence of a Triggering Event, the holders of the Series A Stock may require the Company to redeem their shares of Series A Stock by giving notice to the Company within 90 days following the Triggering Event. If such notice is given, the Company will be required to make such redemption within one year following such notice. Any such redemption would be made at the Liquidation Preference Amount. Under the terms of the bank's revolving credit facility and the indenture (the "Indenture") relating to the Company's Senior Notes due 2008, the redemption of the Series A Stock would currently constitute an event of default, permitting acceleration of the related indebtedness. If prior consent of the banks is obtained, the redemption is permitted under the credit facility. Payments for the redemption of equity securities are "Restricted Payments" under the Indenture. The total of all "Restricted Payments" under the Indenture (with exceptions not applicable to stock redemption) cannot exceed one-half total of consolidated net earnings of the Company (excluding consideration of certain unusual items) from April 1, 1998 (taken as a single period) plus the amount of proceeds received from sales of non-redeemable stock. As of June 30, 1999, the Company had a net loss, excluding extraordinary items, of $78,660 for the period. Until this deficit has been cured, the Company cannot redeem the Series A Stock without causing an event of default with respect to the Senior Notes. In addition, the Indenture prohibits Restricted

Payments (with exceptions not applicable to stock redemptions) at any time where the ratio of EBITDA to Interest Expense for the preceding four fiscal quarters does not exceed 2.5:1.

     Subject to approval by Company shareholders, if the Company fails to make any redemption as required (subject to permitted deferrals in the event that such redemption would cause an event of default with respect to certain indebtedness of the Company), the conversion ratio of the Series A Stock would be increased from four shares of Common Stock to eight shares of Common Stock per share of Series A Stock. In addition, also subject to the approval of Company shareholders, the conversion ratio will be subject to adjustment to prevent dilution of the interest of GE by the issuance of Common Stock after the closing of the GE transaction. Except for issuance of shares under existing employee benefit plans, and certain other enumerated exceptions, any shares of Common Stock issued at a price below $6.75 per share, or, if higher, below the then current market price, would result in adjustment of the conversion ratio. Any adjustment in the conversion ratio would not affect the voting power represented by shares of Series A Stock prior to conversion.

     Upon liquidation, each share of Series A Stock will be entitled to be paid the Liquidation Preference Amount prior to any payment or distribution to the holders of Company Common Stock. Following such payment, holders of Series A Stock will be entitled to a proportional share of any distribution to holders of Company Common Stock based on the number of shares of Common Stock into which the Series A Stock could have been converted at the time of the liquidation.

  Terms of the Initial Warrant

     The Initial Warrant will entitle the holder to purchase shares of Company Common Stock at $.01 per share. The Initial Warrant will be immediately exercisable for 1,000,000 shares (subject to adjustment) of Common Stock. The number of shares subject to the Initial Warrant will be subject to adjustment, after approval by Company shareholders, at any time prior to exercise if the Company issues Common Stock at a price below $6.75 per share or, if higher, below the then current market price.

  Additional Terms of the GE Transaction

     In addition to GE's initial investment, under certain circumstances, GE will be entitled to make additional investments in the Company and receive the right to vote additional shares of Company Common Stock. The exercise of certain of these rights is subject to applicable law, including the Ohio Control Share Acquisition Act and the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Approval"). GE and the Company will enter into a Contingent Warrant Agreement ("Contingent Warrant Agreement"). The Contingent Warrant Agreement identifies certain occurrences which will entitle GE to exercise these rights.

     Upon the Second Occurrence (defined below), if it occurs, GE would be required to exercise in full the Initial Warrant. In addition, GE would receive the right to vote the number of shares then owned by Wayne R. Hellman and Hellman, LTD. pursuant to proxies granted by Messrs. Hellman and Ruud. GE would receive the right to vote the number of shares as to which Mr. Hellman then has voting power pursuant to the Hellman Voting Trust or Irrevocable Proxies granted with respect to shares removed from the Hellman Voting Trust (all shares voted by Mr. Hellman, currently approximately 3.9 million shares, are referred to collectively as the "Hellman Shares"). GE would also have an option, at the then current market price, to purchase from Messrs. Hellman and Ruud, the number of shares of Common Stock which, together with the shares owned by GE, would represent 25% of the voting power of the Company. The Company would also be required to grant to GE an additional warrant (the "First Contingent Warrant") to purchase shares of Company Common Stock at the then current market price. The number of shares subject to the First Contingent Warrant would be equal to the number of shares required to allow GE to have a majority of the voting power of the Company, assuming GE had effective proxies with respect to all shares as to which Messrs. Hellman and Ruud then have voting power. The exercise of the First Contingent Warrant, the options on shares held by Messrs. Hellman and Ruud, and effectiveness of GE's proxy with respect to any such shares, is subject to prior compliance with the Ohio Control Share Acquisition Act (which condition would be fulfilled by shareholder approval to be sought at the Company's annual meeting) and HSR Approval (which requires the Company and GE to provide information to the federal government to allow it to determine whether to contest an increase by GE to an interest in the Company in excess of 25% pursuant to antitrust law). If the proxies become effective after the Second Occurrence, GE will have the proxies to vote the number of Hellman Shares and will be entitled to exercise approximately 35% of the then outstanding voting power of the Company (assuming that none of the Hellman Shares have been transferred by the beneficial owners and no issuance of additional shares by the Company other than pursuant to the GE transaction) or approximately 34% of the voting power of the Company on a fully diluted basis. GE has not indicated that it will acquire additional shares of Company Common Stock. However, if GE were to acquire additional shares of Common Stock (other than shares subject to effective proxies as described above or shares obtained on the exercise of the First Contingent Warrant), or if the number of outstanding shares on a fully diluted basis were reduced, GE could obtain in excess of 35% of the voting power of the Company on a fully diluted basis. In addition, if a substantial number (currently approximately 300,000 shares) of Hellman Shares were transferred (other than to GE) prior to the Second Occurrence, and if GE exercised the First Contingent Warrant, GE would acquire in excess of 35% of the voting power of the Company on a fully diluted basis. If GE were to acquire in excess of 35% of the voting power of the Company on a fully diluted basis, the terms of the Indenture relating to the Senior Notes would require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest ("Offer to Repurchase Notes").

     Upon the Third Occurrence (defined below), GE would receive the right to vote the number of shares then owned by Mr. Ruud, and the right to vote the number of shares as to which Mr. Ruud then has voting power pursuant to the Ruud Voting Trust or Irrevocable Proxies granted with respect to shares removed from the Ruud Voting Trust, currently approximately 3.6 million shares (the "Ruud Shares"). The effectiveness of this right requires that the conditions for the effectiveness of the proxies following the Second Occurrence have been satisfied, and that any additional provisions of the Ohio Control Share Acquisition Act required with respect to proxies or the Ruud Shares be satisfied. If the proxies on the Ruud Shares become effective after the Third Occurrence, GE will have the right to vote the Ruud Shares and will be entitled to exercise approximately 48.4% of the then outstanding voting power of the Company (assuming that none of the Hellman Shares or the Ruud Shares have been sold by the beneficial owners, no exercise by GE of the Contingent Warrants and no issuance of additional shares by the Company other than pursuant to the GE transaction). If the Company has not already made an Offer to Purchase Notes, it will be required to make the offer upon effectiveness of the proxy on the Ruud Shares. In addition, GE will receive an additional warrant (the "Second Contingent Warrant") which will entitle GE to purchase additional shares of Common Stock at the then current market price. The number of shares subject to the Second Contingent Warrant will be the number of shares necessary to give GE 50% plus one vote of the voting power of the Company (including the exercise of all outstanding Warrants, shares subject to irrevocable proxies, the shares subject to the Second Contingent Warrant and all proxies held with respect to Hellman Shares and Ruud Shares). Subject to shareholder approval, after the Third Occurrence, if the Company issues additional shares of Common Stock to anyone other than GE, GE will be entitled to purchase, on the same terms given to the third party, the number of shares required to maintain GE's voting power.

     The basis for GE's additional rights will be the failure of the Company to maintain a 2.0:1 ratio of EBITDA (as defined) to Interest Expense (as defined) over the applicable measurement periods. The first measurement period is the six months ended December 31, 1999. Thereafter, the measurement periods are the six months ending on the last day of each successive fiscal quarter until September 30, 2010. The first failure to maintain the required ratio would be the "First Occurrence," the second such failure would be the "Second Occurrence" and the third such failure would be the "Third Occurrence." However, after the First Occurrence, if the Company maintains the required ratio in the three fiscal quarters immediately prior to the measurement period in which a failure occurs, a Second Occurrence or Third Occurrence, as the case may be, would not be effective, if the Company maintained the required ratio for the measurement period immediately following the measurement period in which such occurrence would otherwise have been effective. Under the terms of the transaction, EBITDA consists of net earnings, plus interest expense, plus depreciation and amortization, plus income taxes, less extraordinary gains and gains from asset sales plus extraordinary losses and losses from asset sales. Interest Expense consists of interest expense (net of interest income) calculated in accordance with generally accepted accounting principles, but excludes amortization of deferred financing costs not exceeding $125 in any fiscal quarter.

BANK CREDIT FACILITY

     In May 1999, the Company replaced its existing Credit Facility with a $50,000 revolving credit loan and $25,000 term loan provided by several financial institutions. Subsequent to June 30, 1999 the Company reduced its commitment to a $60,000 facility. Proceeds from the facility were used to repay the Company's existing credit facility and certain other long-term debt. The revolving credit loan has a three-year term expiring in May 2002. Interest rates on revolving credit loans outstanding are based, at the Company's option, on LIBOR plus 2.75% or the agent bank's prime rate. Availability of borrowings is determined by the Company's eligible accounts receivable and inventories. The term loan has a five-year term expiring in May 2004. The Company pays monthly principal payments that total $3,576 annually, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company's option, on LIBOR plus 3.25% or the agent bank's prime rate.

     The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants with respect to the coverage of certain fixed charges. The principal security for the revolving credit loan is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company's machinery and equipment and is cross-collateralized and secured with the revolving credit loan.

FISCAL 1999 SPECIAL CHARGES

     The Company has implemented plans resulting in changes to its operations intended to accelerate and intensify the Company's focus on its metal halide products, insulate it from deteriorating economic conditions in the Pacific Rim and the anticipated decline of noncore products, integrate fully its core and acquired U.S. operations to produce profitable growth, and reduce and redirect its use of cash resources. This came in response to a reduction in the Company's revenues in the first quarter of fiscal 1999 as compared to the fourth quarter of fiscal 1998 and due to economic conditions in general, especially outside the United States. To implement this strategy, the Company has taken or is taking the following actions:

     Limiting Pacific Rim Expansion. In recognition of the near-term effects of the crisis in Asian capital markets, the Company modified its expansion plans in the Pacific Rim and is acting to limit its exposure by limiting further investment in Pacific Rim ventures. The Company evaluated its existing foreign investments and joint ventures in the Pacific Rim region and wrote-off investments of $475. In addition, future contract commitments totaling $1,160 were accrued in connection with the Company's decision to limit its exposure in the Pacific Rim area.

     The Company has retained several lamp manufacturing equipment groups, which were originally expected to be shipped to Asia pursuant to equipment contracts with Pacific Rim companies. The decision to terminate the foreign equipment contracts resulted in a reversal of sales of $14,961 and cost of sales of $6,413 in the second quarter, which were previously recorded under the percentage of completion method. This reversal reduced operating income by $8,548 ($.42 per share). Had the sales related to the terminated equipment contracts not been reversed, reported sales and cost of sales would have been as follows:

                                                                YEAR ENDED JUNE 30, 1999
                                                                ------------------------
                                                                 SALES     COST OF SALES
                                                                --------   -------------
As reported.................................................    $188,484     $128,492
Pro forma...................................................     203,445      134,905

     Changing Global Lamp Manufacturing Strategy. The Company revised its current global lamp manufacturing strategy to reduce the overall cost of its lamps, including moving some production to the manufacturing facilities of certain foreign joint ventures. With this change in its global manufacturing strategy the Company discontinued a major program that was in progress to increase its U.S. lamp manufacturing capability and productivity. This decision resulted in abandoning and disposing of fixed assets of $7,841, the majority of which had not been placed in service. Substantially all of these fixed assets were disposed of prior to June 30, 1999. The impact of suspending depreciation related to these fixed assets was not material to depreciation expense for the year. Further, certain joint venture investments of $465 made for the purpose of developing additional lamp production were terminated as these specific investments were not considered integral to the Company's future manufacturing strategy.

     In addition, to reduce costs related to its lamp production activities, the Company has consolidated its Bellevue, Ohio specialty lamp manufacturing operations into its Solon lamp manufacturing facility. The cost to close this facility, including $328 in severance and benefits for terminated employees, was $708.

     Restructuring Marketing Operations in North America and Europe. The Company restructured its marketing operations in Canada to eliminate certain distribution channels and centers. Warehouses in Toronto and Vancouver have been closed and $338 recorded to cover primarily future lease commitments for these facilities. OEM and plant growth sales channels have been retained and serviced out of Amherst, Nova Scotia, while aftermarket lamp sales are being serviced through a distributor. The Company incurred shutdown costs, including $132 in severance and benefits for terminated employees, of $279 to close its marketing facilities in Canada.

     The Company also restructured its marketing operations in Europe and the U.K. to make them more cost efficient. The restructuring of marketing operations in the U.K. resulted in selling its subsidiaries in France and Germany and recognizing a loss on the sale of these subsidiaries of $559. Costs related to the shut-down of these facilities, including $184 in severance and benefits for terminated employees, and streamlining remaining operations amounted to $873.

     Accelerating Exit from Noncore Products Lines. The Company has eliminated the remaining non-metal halide product lines being sold by its Canadian operations. The Company has sold these product lines and inventory to a third party. Revenues related to the noncore product lines approximated $4,100 for fiscal 1999.

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

     In connection with closing its equipment manufacturing facility in Bellevue, Ohio, $642 of fixed assets, primarily leaseholds and equipment, were abandoned and written-off. In addition, the Company recorded $2,449 for a future lease commitment on this manufacturing facility and $1,139 for shut-down costs, including $642 in severance and benefits for terminated employees.

     Reducing Corporate and Administrative Overhead. The Company was increasing its corporate and administrative staff levels to support its aggressive growth goals. In light of its focus on internal growth, instead of continued acquisitions and joint ventures, the Company reduced its corporate and administrative overhead, including a significant reduction in staff levels and benefit programs.

     Severance and employee benefits for corporate and administrative staff, including the termination of an employee benefit program, resulted in total costs of $3,779 enterprise-wide. The Company has a $586 liability recorded at June 30, 1999 to cover unpaid severance and employee benefit costs.

     All of the above actions resulted in the termination of approximately 240 employees at substantially all locations. All terminated employees have left the company and will be paid by December 31, 1999.

     Evaluation of Long-Lived Assets. Certain long-lived assets, principally related to fixed assets and investments were evaluated for impairment in value. Fair value for these assets was based on whether the carrying amount of the asset was recoverable. Based on this analysis, an impairment loss of $3,830 and $1,544 was recognized for certain long-term assets and investments. All long-term assets were disposed by June 30, 1999. The impact of suspending depreciation related to these long-lived assets was not material to depreciation expense for the year.

     Reducing Capital Expenditures. Previously announced plans to spend approximately $20,000 on capital expansion, primarily production equipment, and approximately $14,500 on facilities improvements in fiscal 1999 were substantially reduced. Capital expenditures for the third quarter of fiscal 1999 totaled $2,982, and capital expenditures for the fourth quarter of fiscal 1999 were approximately $800.

     Future cash outlays are anticipated to be completed by December 31, 1999, excluding certain lease commitments that could continue through fiscal year 2005. The Company will continue to evaluate its strategy and cost structure and adjust its organization to reflect the changing business environment.

     The cost related to the actions noted above are included in special charges of $28,817 ($1.42 per share) for fiscal 1999. The charges are classified in the consolidated statement of operations as cost of sales ($1,508) and special charges ($27,309). In connection with these actions, the Company incurred additional costs of $596 and $764 related to cost of sales and research and development expense for transactions with affiliates.

FISCAL 1999 IMPLEMENTATION COSTS

     Certain of the actions resulting in fiscal 1999 special charges also caused substantial implementation costs, which are not included in the special charges classification. Three manufacturing sites were consolidated into one, which together with employee terminations, resulted in severe workforce disruption. The Company also incurred costs to relocate and consolidate its marketing operations in North America and transition its marketing operations in Europe.

     The launch of the Company's Uni-Form(R) pulse start products resulted in substantial quality, rework and productivity issues. In addition, the Company also undertook other initiatives enterprise-wide in fiscal 1999 that resulted in nonrecurring costs that are not expected to continue in fiscal 2000. Specifically, the Company began the implementation of new information systems resulting in various installation costs in fiscal 1999. In addition, during fiscal 1999 the Company incurred one-time costs to establish a sales office in Japan to sell its metal halide materials to lamp manufacturers in the Pacific Rim.

DISCONTINUED OPERATIONS, MICROSUN BUSINESS

     Microsun Technologies, Inc. was identified in March 1998 for disposition through a plan to distribute to ADLT shareholders all of the ownership of Microsun Technologies, Inc. in a tax-free spin-off transaction estimated to be completed by December 1998. Because of the deterioration of the capital markets and the inability to raise capital necessary to spin-off the Microsun business, in December 1998, the Company revised its plan for the disposition to wind-down the operations, close the manufacturing facilities and liquidate the assets of Microsun. During fiscal 1998, a loss on disposal of $9,100 (net of income tax benefits of $3,086) for operating losses through the planned date of spin-off was recorded. During fiscal 1999, an additional loss on disposal of $9,043 was recorded, which included $2,796 for additional operating losses during the phase-out period, $3,134 related to the write-down and disposal of assets and costs related to shut-down and severance and a deferred tax asset valuation allowance of $3,113.

     At June 30, 1999, the plan of wind-down had been accomplished, the manufacturing facilities closed and substantially all assets had been disposed. Accordingly, there were no remaining discontinued operations accrued losses associated with Microsun at June 30, 1999.

FISCAL 1998 SPECIAL CHARGES

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

     After an income tax benefit of $5,015, these charges reduced net income by $31,189, or $1.71 diluted earnings per share for fiscal 1998.

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

     The MicroDyn/Automation Project is intended to improve the coating process of optical thin-films to both rigid and flexible surfaces so that the process can be used in a wider array of applications. The Plastics (Acrylic) Coating Project is designed to produce a method for applying thin-film coatings to plastics or other similar materials that cannot withstand the heat and pressure generated during the standard coating process. The goal of the Deposition Material Development Project is to develop new thin-film materials that can be used in coatings and to improve existing coating materials. The Lighting Projects are intended to develop improvements to existing lighting technologies by using coatings to improve efficiency and increase the longevity of lamp life. The Fiber Optic Project is intended to improve telecommunications by providing optical thin-film coatings that are used in conjunction with optical fibers to increase the transmission capacity of the fiber. Completion of the first of these projects may occur in fiscal 2000 and the final project is projected for completion in 2003.

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

     Certain projects within the in-process research and development programs will, if successful, begin to bear results in 2000, but will not be fully complete for two to three years thereafter. Annual Company expenditures to complete these projects included $800 in fiscal 1998, $1,800 in fiscal 1999, and are estimated at $2,600 and $1,600 in 2000 and 2001, respectively. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, even if successfully completed, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. In addition to usage of DSI's internal cash flows, ADLT will likely provide a substantial amount of funding to complete the DSI programs.

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

     At June 30, 1999, significant progress had been achieved on each of the primary in-process research and development efforts that were underway at DSI as of the acquisition date. In general, the Company believes that DSI's research and development efforts are on track with management's plans at the time the transaction occurred. DSI is continuing to invest heavily in the development of new technologies and projects that were underway at the consummation of the transaction. Through June 30, 1999, no significant adjustments have been made in the economic assumptions or expectations which underlie the Company's acquisition decision and related purchase accounting. All of the cited in-process research and development projects are active, and DSI is advancing the science and technology at a rate consistent with both DSI and ADLT expectations. At June 30, 1999, programs ranged in completion from 50 to 70 percent complete and the Company estimates the costs to complete these projects to be $4,300.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, the components of the Company's Consolidated Statements of Operations for the indicated periods:

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Costs and expenses:
  Cost of sales.............................................   68.2     58.2     53.4
  Marketing and selling.....................................   22.3     15.7     17.7
  Research and development..................................    9.1      5.7      6.0
  General and administrative................................   10.6      6.6      8.3
  Fiber optic joint venture formation costs.................     --      0.1      0.3
  Purchased in-process research & development...............     --     11.1       --
  Special charges...........................................   14.5      9.7       --
  Settlement of claim.......................................     --       --      0.9
  Amortization of intangible assets.........................    1.5      1.0      0.4
                                                              -----    -----    -----
Income (loss) from operations...............................  (26.2)    (8.1)    13.0
Other income (expense):
  Interest expense..........................................   (7.3)    (2.4)    (1.8)
  Interest income...........................................    0.6      0.9      1.0
  Loss from equity investments..............................   (3.4)    (0.3)      --
                                                              -----    -----    -----
Income (loss) from continuing operations before income
  taxes, extraordinary charge and cumulative effect of
  accounting change.........................................  (36.3)    (9.9)    12.2
Income taxes................................................    1.6      1.1      3.4
                                                              -----    -----    -----
Income (loss) from continuing operations before
  extraordinary charge and cumulative effect of accounting
  change....................................................  (37.9)   (11.0)     8.8
Loss from discontinued operations, net of income tax
  benefits..................................................   (4.8)    (4.4)    (0.5)
                                                              -----    -----    -----
Income (loss) before extraordinary charge and cumulative
  effect of accounting change...............................  (42.7)   (15.4)     8.3
Extraordinary charge from early extinguishment of debt, net
  of income tax benefits....................................   (0.4)    (0.4)      --
Cumulative effect of change in accounting principle.........   (1.3)      --       --
                                                              -----    -----    -----
Net income (loss)...........................................  (44.4)%  (15.8)%    8.3%
                                                              =====    =====    =====

     Factors which have affected the results of operations and net income during fiscal 1999 as compared to fiscal 1998 are discussed below.

OVERVIEW OF THE RESULTS OF OPERATIONS -- FISCAL 1999 COMPARED TO FISCAL 1998

     The Company's operations for fiscal 1999 resulted in a loss from continuing operations before extraordinary charge and cumulative effect of change in accounting principle of $71,365 compared to a loss from continuing operations before extraordinary charge of $18,047 for fiscal 1998. The Company realized a net loss of $83,753 for fiscal 1999, compared to a net loss of $25,943 for fiscal 1998.

     The following factors should be considered in comparing the Company's continuing operations for fiscal 1999 and fiscal 1998:

     - Results for fiscal 1999 include $28,817 in special charges ($1.42 per share) and the effect of termination of equipment contracts of $8,548 ($42. per share).

     - Results for fiscal 1998 include $17,984 in special charges ($0.99 per share) and $18,220 of purchased in-process research and development ($1.00 per share).

     After excluding the above charges, the Company's operating activities would have resulted in a loss from continuing operations before income taxes and extraordinary charge of $31,028 for fiscal 1999, as compared to income from continuing operations before income taxes and extraordinary charges of $19,959 for fiscal 1998.

FISCAL 1999 COMPARED WITH FISCAL 1998

     Net sales. Net sales increased 24.1% to $203,445 for the fiscal year ended June 30, 1999 from $163,893 for the fiscal year ended June 30, 1998, excluding the effect of termination of equipment contracts noted above. Net sales, excluding lamp equipment sales and terminated equipment contracts, rose 32.4% to $200,474 for fiscal 1999 from $151,368 for fiscal 1998.

     Results for fiscal 1999 reflect continued growth in the sales of the Company's core U.S. metal halide operations, which was offset by reductions in overseas sales and in non-metal halide products. The Company's metal halide sales for fiscal 1999 increased 15% (17% increase in the United States) from fiscal 1998, excluding acquisitions, lamp equipment sales and the effect of termination of equipment contracts. Metal halide sales grew to 74% of total sales from 71% a year earlier, excluding lamp equipment sales and the effect of termination of equipment contracts. The Company's core metal halide materials business, a key indicator of industry trends, was up 9% from fiscal 1998. Geographically, these sales of materials were up 5% in the U.S. and grew 16% outside the U.S.

     Sales outside the U.S. declined 8%, excluding acquisitions, lamp equipment sales and the effect of termination of equipment contracts. The Company attributes the soft overseas market to difficult international economic environment in fiscal 1999. Sales of non-metal halide products, an area where the Company has been strategically reducing its presence, declined 27% excluding acquisitions and equipment sales.

     Sales increases, excluding acquisitions, lamp equipment sales and the effect of termination of equipment contracts, were driven by increased volume in the Company's materials, components and systems. Pricing in the metal halide lighting business is competitive, and prices for the Company's products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company's product pricing.

     Costs and Expenses. The Company's restructuring efforts in fiscal 1999 resulted in a significant disruption of the ongoing business of the Company, and as a result, a significant increase in its costs and expenses. The biggest single area of increased costs over fiscal 1998 occurred as a result of the consolidation of the lamp and equipment operations. Three manufacturing sites were consolidated into one, which together with employee terminations, resulted in severe workforce disruption. Simultaneously, the Company attempted to accelerate production of new products such as Uni-Form(R) pulse start and began the implementation of new information systems. Largely as a result of these initiatives, the Company incurred significantly higher costs related to quality, rework and productivity issues, which are not included within the special charges classification.

     Cost of Sales. Cost of sales increased 43.0% to $133,397 in fiscal 1999 from $93,275 in fiscal 1998, excluding the $6,413 reduction in cost of sales in fiscal 1999 related to the effect of termination of equipment contracts discussed above and inventory write-downs related to special charges of $1,508 in fiscal 1999 and $2,066 in fiscal 1998. The increase was primarily attributable to higher sales levels and to the disruption caused by the Company's restructuring activities noted above. As a percentage of net sales, excluding the effect of termination of equipment contracts and inventory write-downs, cost of sales increased to 65.6% in fiscal 1999 from 56.9% in fiscal 1998. The Company believes that the benefit of its restructuring actions, together with its ongoing efforts to cut costs, should begin to gradually reduce the Company's cost of sales as a percentage of sales to 60% or less within the next twelve months.

     Marketing and Selling Expenses. Marketing and selling expenses increased 63.2% to $42,025 in fiscal 1999 from $25,746 in fiscal 1998. As a percentage of net sales, excluding the effect of termination of equipment contracts, marketing and selling expenses increased to 20.6% in fiscal 1999 from 15.7% in fiscal 1998. This increase is a result of increased expenses incurred in connection with the launch of the Company's Uni-Form(R) pulse start products, increased expenses involved in opening new markets to the Company's products, and increased product promotional costs. The Company anticipates the sales of Uni-Form(R) pulse start products and sales into new markets should increase and that the level of marketing and selling expenses will decline gradually over the next several quarters to approximately 17% to 18% of sales.

     Research and Development Expenses. Research and development expenses increased 83.7% to $17,123 in fiscal 1999 from $9,319 in fiscal 1998. This increase arose from increased spending for the: (i) expansion of the new line of Uni-Form(R) pulse start products (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems; (iii) development of new materials for the world's major lighting manufacturers; and, (iv) research and development efforts aimed at improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. As a percentage of net sales, excluding the effect of termination of equipment contracts, research and development expenses increased to 8.4% in fiscal 1999 from 5.7% in fiscal 1998. The Company anticipates this level of expense to decline gradually over the next several quarters to approximately 7%.

     General and Administrative Expenses. General and administrative expenses increased 85.4% to $20,114 in fiscal 1999 from $10,851 in fiscal 1998. The increase in general and administrative expenses of $9,263 relates to an overall increase in the size and complexity of the Company and relates in part to fully-integrating its core and acquired U.S. operations and the implementation of new information systems. Expense increases primarily reflect legal, accounting and consulting fees; personnel and related costs; travel; communications costs; relocation costs; and equipment depreciation and rent. As a percentage of net sales, excluding the effect of termination of equipment contracts, general and administrative expenses increased to 9.9% in fiscal 1999 from 6.6% in fiscal 1998.

     Fiber Optic Joint Venture Formation Costs. On May 6, 1997, the Company entered into a joint development agreement with Rohm and Haas Company ("Rohm and Haas"), for the development of advanced fiber optic cable systems using metal halide lamps. On December 31, 1997, the Company and Rohm and Haas completed a series of agreements that resulted in the formation of Unison Fiber Optics Lighting Systems LLC ("Unison"). In connection with this joint venture, the Company incurred $212 of formation and development costs which was charged to operations during fiscal 1998.

     Purchased Research & Development. In connection with its acquisition of DSI in January 1998, the Company acquired in-process research and development valued at $18,220. In accordance with generally accepted accounting principles, the entire amount has been recorded as an expense in fiscal 1998.

     Special Charges. See discussion of special charges under "Recent Developments" and Note K of "Notes to Consolidated Financial Statements" for further discussion.

     Amortization of Intangible Assets. Amortization expense increased to $2,773 in fiscal 1999 from $1,665 in fiscal 1998 due to the amortization of goodwill and other intangible assets related to the January 1998 acquisitions of Ruud Lighting and Deposition Sciences.

     Income (Loss) from Operations. As a result of the aforementioned factors, during fiscal 1999, the Company incurred a loss from operations of $49,352, as compared to a loss from operations of $13,379 during fiscal 1998. Excluding the special charges and the effect of termination of equipment contracts mentioned above, the loss from operations in fiscal 1999 was $11,987. In fiscal 1998, income from operations was $22,825, excluding purchased in-process research and development of $18,220 and special charges of $17,984.

     Interest Expense. Interest expense increased to $13,845 in fiscal 1999, as compared to $3,801 in fiscal 1998. This increase was primarily the result of the higher average debt outstanding.

     Interest Income. Interest income decreased to $1,122 in fiscal 1999 from $1,436 in fiscal 1998. This decrease is attributable to lower average cash equivalents and short-term investments in the fiscal 1999 as compared to fiscal 1998, partially offset by $520 in interest earnings from the $9,000 loan to an officer.

     Loss from Equity Investments. The loss from equity investments represents $109 of earnings from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products, offset by a pretax noncash write-down of $5,883 related to the Company's investment in the Unison joint venture and a $544 loss from the Company's investment in Venture Lighting Japan, a manufacturer and marketer of metal halide lamps in Japan.

     Loss from Continuing Operations before Income Taxes, Extraordinary Charge and Cumulative Effect of Change in Accounting Principle. As a result of the aforementioned factors, during the fiscal 1999, the Company incurred a loss from continuing operations before income taxes, extraordinary charge and cumulative effect of change in accounting principle of $68,393, as compared to a loss from continuing operations before income taxes and extraordinary charges of $16,245 during fiscal 1998. Excluding the total special charges and the effect of termination of equipment contracts mentioned above, the Company incurred a loss from continuing operations before income taxes, extraordinary charge and cumulative effect of change in accounting principle of $31,028 during fiscal 1999. In fiscal 1998, income from continuing operations before income taxes and extraordinary charges was $19,959, excluding purchased in-process research and development of $18,220 and special charges of $17,984.

     Income Taxes. At June 30, 1999, the Company had net operating loss carryforwards ("NOLs") of $57,309 available to reduce future United States federal taxable income, which expire in 2008 through 2019.

     The Company also has research and development credit carryforwards for tax purposes of approximately $3,006, which expire in 2005 through 2019. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $162, which may be used indefinitely to reduce regular federal income taxes.

     Also, at June 30, 1999, the Company had foreign net operating loss carryforwards for tax purposes totaling $5,209 that expire in 2000 to 2005 and $10,587 that have no expiration dates.

     For fiscal 1999, the Company reported a pretax loss from continuing operations, including special charges, of $68,393; and a pretax loss on the discontinued operations of the Microsun business of $9,043; an extraordinary charge from the early extinguishment of debt of $902; and, a cumulative effect of change in accounting for start-up costs of $2,443, all of which created $80,781 of operating losses and future tax deductions for financial reporting purposes. Accordingly, at June 30, 1999, the Company has recorded a valuation allowance for deferred tax assets of $30,322 related to all NOLs, tax credits and net deductible tax differences.

     Loss from Discontinued Operations. See discussion of loss from discontinued operations under "Discontinued Operations, Microsun Business" and Note L of "Notes to Consolidated Financial Statements" for further discussion.

     Extraordinary Charge. The Company recorded a $902 extraordinary charge during fiscal 1999 and a $604 extraordinary charge (net of applicable income taxes of $311) during fiscal 1998, representing costs associated with the early extinguishment of debt.

     Cumulative Effect of Change in Accounting Principle. The Company recorded a cumulative effect of a change in accounting principle of $2,443 ($.12 per diluted common share) related to the adoption of the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

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

     The following factors should be considered in comparing the Company's continuing operations for fiscal 1998 and fiscal 1997:

     - Results for fiscal 1998 include $17,984 in special charges ($.99 per share) and $18,220 of purchased in-process research and development ($1.00 per share).

     - Results for fiscal 1997 include a nonrecurring charge of $771 ($.06 per share) in settlement of a claim.

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

     Purchased Research & Development. In connection with its acquisition of DSI in January 1998, the Company acquired in-process research and development valued at $18,220. In accordance with generally accepted accounting principles, the entire amount has been recorded as an expense in fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal financial requirements are for market development activities, research and development efforts, investments in business acquisitions, joint ventures and working capital. These requirements have been, and the Company expects they will continue to be, financed through a combination of cash flow from operations, borrowings under various credit facilities and the sale of stock.

     Cash Decreased $18,087 During Fiscal 1999. Uses of cash consisted of $12,075 used in operating activities, $28,628 used in investing activities, and $7,288 used in discontinued operations. These uses of cash were offset by net financing activities of $29,904.

     Net Cash Used in Operating Activities. Net cash used in operating activities totaled $12,075 in fiscal 1999 as compared to $7,511 in fiscal 1998. Net cash provided by operating activities totaled $1,542 in the last nine months of fiscal 1999. The Company intends to manage its cash resources to generate positive cash flow from operating activities in fiscal 2000 and beyond.

     Inventory levels decreased $4,674, excluding the effect of noncash special charges and terminated equipment contracts, as a result of the Company's efforts to manage its inventory levels more effectively. Accounts payable and accrued expenses increased $3,843, excluding the items noted above, as a result of the Company's efforts to manage the timing of its cash disbursements.

     Net Cash Used in Investment Activities. During fiscal 1999, investing activities used $28,628 of cash including $21,844 for capital expenditures, $4,390 related to the purchases of businesses and $2,394 related to investments in affiliates.

     Capital expenditures, primarily for production equipment and leasehold and facility improvements, totaled $21,844 in fiscal 1999 as compared to $31,105 in fiscal 1998. Capital expenditures in fiscal 1999 related to facilities enhancements, primarily at the Company's headquarters in Solon, Ohio, and at several of its subsidiaries, and additional machinery and equipment to improve production processes, which should result in increased productivity and capacity in the production of lamps, power supplies and other lighting system products.

     The Company has modified its current growth and capital expansion plans due to the present limited availability of cash resources. Specifically, the Company will limit its capital expenditures for at least the next twelve months and, as a result, the Company has postponed certain capital equipment and, for all practical purposes, facilities expenditures have been completed.

     As a result of the Company's decision to terminate joint venture equipment contracts, approximately $6,500 of new production equipment is available for installation at the Company's Solon, Ohio lamp manufacturing facility. The Company estimates its maintenance level for capital expenditures will approximate $6,000 to $8,000 over the next twelve months. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.

     To expand the Company's ability to develop and market new metal halide products and systems, the Company has made a number of acquisitions and strategic investments, the most notable of which, completed in January 1998, are described below.

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

     Net Cash Provided by Financing Activities. During fiscal 1999, net financing activities provided cash of $29,904, which included $5,456 of cash provided from net borrowings under the Company's revolving credit facilities, net borrowings of long-term debt and capital leases of $32,651 and a loan to an officer of $9,000.

     On January 2, 1998, the Company replaced its then existing loan agreement and other borrowings in North America with a Credit Facility subsequently replaced in May 1999. Proceeds from this facility were used to finance the $35,500 cash portion of the Ruud Lighting acquisition and the $14,500 cash portion of the Deposition Sciences acquisition. Proceeds were also used to repay $19,200 of existing and outstanding North American bank borrowings of ADLT, Ruud Lighting and DSI.

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

     The Company's working capital (current assets less current liabilities) at June 30, 1999 was $18,629, resulting in a working capital ratio of current assets to current liabilities of 1.3 to 1.0, as compared to $77,637 or 3.1 to
1.0 at June 30, 1998. As of June 30, 1999, the Company had $4,180 in cash and cash equivalents and short-term investments.

     The interest-bearing obligations of the Company totaled $161,039 as of June 30, 1999, and consisted of: $37,468 of borrowings under the Bank Credit Facility; $100,000 of 8% Senior Notes; mortgages of $18,443; a promissory note due to an affiliate of $3,000; borrowing of a foreign subsidiary of $221; capital leases of $1,401; and, other obligations of $506.

     In May 1999, the Company replaced its existing Credit Facility with a $50,000 revolving credit loan and $25,000 term loan provided by several financial institutions. Subsequent to June 30, 1999 the Company reduced its commitment to a $40,000 revolver and $20,000 term loan. Proceeds from the facility were used to repay the Company's existing credit facility and certain other long-term debt. The revolving credit loan has a three-year term expiring in May 2002. Interest rates on loans outstanding are based, at the Company's option, on LIBOR plus 2.75% or the agent bank's prime rate. Availability of borrowings is determined by the Company's eligible accounts receivable and inventories. The Company had unused availability of $6,080 as of June 30, 1999. The term loan has a five-year term expiring in May 2004. The Company pays monthly principal payments of $298, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company's option, on LIBOR plus 3.25% or the agent bank's prime rate.

     The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants with respect to the coverage of certain fixed charges. The principal security for the revolving credit loan is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company's machinery and equipment and is cross-collateralized and secured with the revolving credit loan.

     The Company's implementation of the cost reduction and cash flow enhancement initiatives including consolidation of equipment and lamp-making operations, reductions in capital expenditures, consolidation of international operations, reduction of corporate expenses, and overall workforce reductions should favorably impact the future cash flow of the Company. The Company intends to manage its expenditures to generate positive cash flow in fiscal 2000 and beyond.

     The Company believes that the available cash, cash flow from operations, and the initiatives outlined above, along with the GE investment and availability under its existing Bank Credit Facility, will enable the Company to fund its operations for at least the next 12 months. Nevertheless, the Company can provide no assurance that the GE investment can be completed.

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

     Interest Rate Sensitivity. The following table provides information about the Company's debt obligations and financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principle cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates as derived from published spot rates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates.

                                                      JUNE 30,                                        FAIR VALUE
                                        -------------------------------------                          JUNE 30,
                                        2000    2001    2002    2003    2004    THEREAFTER   TOTAL       1999
        (DOLLARS IN MILLIONS)           -----   -----   -----   -----   -----   ----------   ------   ----------
Liabilities
  Long-term Debt, including
    Current Portion
      Fixed Rate......................  $ 0.9   $ 0.9   $ 0.7   $ 0.4   $ 0.4     $105.7     $109.0     $106.2
      Average Interest Rate...........    8.5%    8.5%    8.5%    8.5%    8.5%       8.5%
      Variable Rate...................  $ 7.4   $ 4.4   $17.2   $ 4.3   $18.0     $  0.5     $ 51.8     $ 51.8
      Average Interest Rate...........    8.1%    8.6%    8.8%    8.8%    8.9%      10.0%
Interest Rate Derivative
  Financial Instruments Related to
  Debt
  Interest Rate Swaps
      Pay fixed, notional amount......     --      --      --      --   $10.0         --     $ 10.0     $ (0.2)
      Average Pay Rate................    6.6%    6.6%    6.6%    6.6%    6.6%
      Average Receive Rate............    5.7%    6.2%    6.4%    6.5%    6.6%

     The Company is obligated under its Credit Facility to limit its exposure to fluctuating interest rates for a minimum of $10,000. During fiscal 1999, the Company terminated two interest rate swaps with notional amounts of $25,000 each, and entered into an interest rate swap with a notional amount of $10,000, as set forth in the table above. The notional amount is used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss. If this agreement was settled at June 30, 1999, the Company would pay approximately $200.

     Liabilities at June 30, 1998, included $111,000 of fixed-rate debt and $7,200 of variable-rate debt. Interest rates on the fixed-rate debt to maturity ranged from 7.9% to 8.1%, while interest rates on the variable-rate debt to maturity was LIBOR plus 1% to 2%. The Company terminated during fiscal 1999 two interest rate swaps that were in place at June 30, 1998.

     Foreign Currency Exchange Risk. The Company currently does not hedge its foreign currency exposure and, therefore, has not entered into any forward foreign exchange contracts to hedge foreign currency transactions.

     The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in pounds sterling, Australian dollars, and Canadian dollars. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of June 30, 1999 are not expected to result in a significant impact on earnings or cash flows.

     Revenues from customers outside the United States represented approximately 34% of net sales during fiscal 1999. As the Company has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded and that trend is expected to continue. Thus, certain sales and expenses have been, and are expected to be subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on margins.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company has not yet adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 requires that all derivatives, such as interest rate exchange agreements (swaps), be recognized on the balance sheet at fair value. Derivatives which are not hedges must be adjusted to fair value through the results of operations. Derivatives determined to be hedges will be adjusted to fair value through either the results of operations or other comprehensive income, depending on the nature of the hedge. The Company is required to adopt FAS No. 133, as subsequently amended by FAS No. 137, on July 1, 2000. The impact, if any, on net income, comprehensive income and financial position will depend on the amount, timing and nature of any agreements entered into by the Company.

IMPACT OF INFLATION

     Although inflation has slowed in recent years, it continues to be a factor in our economy. However, management does not believe that inflation has or will have a significant impact on its operations. Although the Company has not raised prices significantly in recent years, it has been able to lower overall costs sufficiently to offset inflation.

YEAR 2000 READINESS

     State of Readiness. During the past three fiscal years, the Company has been actively involved in finding and correcting the Year 2000 problems within its information technology structure. The information system correction process is essentially complete. The Company maintains its critical information technology systems in close cooperation with its suppliers. The Company is not currently operating any legacy systems that are no longer being supported by the original supplier.

     The most critical noninformation technology systems, such as robots and other numerically controlled equipment, are relatively new and are being upgraded and maintained with the help of the Company's various suppliers. To date, the Company's investigation of these systems has revealed only minor Year 2000 problems which were quickly corrected and the Company does not expect to find any further problems.

     Each operating unit's purchasing and production control departments are in the process of analyzing the unit's key third-party dependencies and working with each of these key suppliers to determine the suppliers' Year 2000 status. The Company has had reasonable success in obtaining reliable Year 2000 compliance certifications. The Company continues to be concerned with the potential loss of energy (electricity and natural gas) at its facilities worldwide, with the most vulnerable facilities presently preparing contingency plans to protect their plant and equipment.

     Costs. The Company has had only limited expenditures related to Year 2000 issues, consisting principally of personnel costs incurred in the scope of normal operations. In addition, software replacements and upgrades in the ordinary course of business have enhanced the Company's Year 2000 readiness without incremental costs. The Company is in the final stages of its projects and does not anticipate that future Year 2000 costs related to information technology operations will be significantly beyond the scope of normal operations.

     The Company is in the process of implementing contingency plans to protect it from Year 2000 failures. These plans are mostly complete and will result in limited additional expenditures. Primarily these expenditures have been in the form of increased inventory and the addition of some generating and auxiliary heating equipment to protect facilities. The Company anticipates that additional total costs will not have a material impact on the ongoing results of operations.

     Risks. In the early weeks of 2000, the Company may experience some random supply chain disruptions that may affect its ability to produce and distribute key products. These disruptions will be material if the United States experiences significant interruptions in basic services, such as the electric power grid, natural gas, telephone service or the banking systems. And while recent data on the readiness of the electric power utilities have been increasingly more positive, the Company's highest level of contingency planning is being focused in this area.

     Contingency Plans. The Company, through its various purchasing and production control departments, is in the process of developing contingency plans at each of its worldwide operations. These plans will be particularly focused on preparing the operation for the inability of key third-party suppliers to perform their normal functions. Of critical importance will be the development of alternative suppliers, the enhancements of on-hand materials and the augmentation of the most critical finished goods. Facilities in very cold climates are preparing to minimize the potential effects of the loss of electricity.

     Completion. Based on management's assessment of current progress, the Company believes it will complete the limited amount of Year 2000 modifications and contingency plans that remain before the end of

1999. The Company is in close contact with its key hardware and software suppliers, and will implement any future updates shortly after they are released. The Company can give no assurance that the Company's Year 2000 preparations will prevent disruptions in its business resulting from Year 2000 problems of the Company, its suppliers or its customers, or that costs to the Company of its preparations or any disruptions will not be material.

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

                            YEAR ENDED JUNE 30, 1999

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

                   LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULES

FORM 10-K--ITEM 14(a)(1) AND (2), (c) AND (d)
ADVANCED LIGHTING TECHNOLOGIES, INC.

     The following consolidated financial statements of Advanced Lighting Technologies, Inc. are included in Item 8:

     Audited Consolidated Financial Statements:

                                                              PAGE
                                                              ----
     Report of Grant Thornton LLP, Independent Auditors.....   F-2
     Report of Ernst & Young LLP, Independent Auditors......   F-3
     Consolidated Balance Sheets as of June 30, 1999 and
      1998..................................................   F-4
     Consolidated Statements of Operations for the Years
      Ended June 30, 1999, 1998 and 1997....................   F-5
     Statements of Consolidated Shareholders' Equity for the
      Years Ended June 30, 1999, 1998 and 1997..............   F-6
     Consolidated Statements of Cash Flows for the Years
      Ended June 30, 1999, 1998 and 1997....................   F-7
     Notes to Consolidated Financial Statements.............   F-8

     Financial Statement Schedules:

          None

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               REPORT OF GRANT THORNTON LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND SHAREHOLDERS
ADVANCED LIGHTING TECHNOLOGIES, INC.

     We have audited the accompanying consolidated balance sheet of Advanced Lighting Technologies, Inc. as of June 30, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows, for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Lighting Technologies, Inc. as of June 30, 1999, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                          /s/ GRANT THORNTON LLP

Cleveland, Ohio
September 24, 1999 (except for Note U,
as to which the date is September 28, 1999)

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND SHAREHOLDERS
ADVANCED LIGHTING TECHNOLOGIES, INC.

     We have audited the accompanying consolidated balance sheet of Advanced Lighting Technologies, Inc. as of June 30, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows, for each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Lighting Technologies, Inc. as of June 30, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
September 28, 1998, except for the sixth paragraph of Note C, as to which the date is March 15, 1999

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                JUNE 30,    JUNE 30,
                                                                  1999        1998
                                                                --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  3,830    $ 21,917
  Short-term investments....................................         350         350
  Trade receivables, less allowances of $1,257 and $375.....      25,485      40,779
  Receivables from related parties..........................          48       1,034
  Inventories:
     Finished goods.........................................      24,275      29,556
     Raw materials and work-in-process......................      16,501      15,184
                                                                --------    --------
                                                                  40,776      44,740
  Prepaid expenses..........................................       2,354       3,200
  Deferred taxes............................................          --       2,192
                                                                --------    --------
Total current assets........................................      72,843     114,212
Property, plant and equipment:
  Land and buildings........................................      38,364      31,429
  Production machinery and equipment........................      53,508      52,235
  Other equipment...........................................       6,413          --
  Furniture and fixtures....................................      20,426      18,316
                                                                --------    --------
                                                                 118,711     101,980
  Less accumulated depreciation.............................      16,263      11,952
                                                                --------    --------
                                                                 102,448      90,028
Deferred taxes..............................................          --       2,892
Receivables from related parties............................       5,048       3,157
Net assets associated with discontinued operations..........          --       5,193
Investments in affiliates...................................      13,475      20,591
Other assets................................................       6,586       8,878
Intangible assets...........................................      32,695      34,377
Excess of cost over net assets of businesses acquired,
  net.......................................................      51,411      49,241
                                                                --------    --------
                                                                $284,506    $328,569
                                                                ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt.....    $  8,543    $  1,960
  Accounts payable..........................................      23,310      14,967
  Payables to related parties...............................       1,126         618
  Employee-related liabilities..............................       3,781       3,259
  Accrued income and other taxes............................         904       2,729
  Other accrued expenses....................................      16,550      13,042
                                                                --------    --------
Total current liabilities...................................      54,214      36,575
Long-term debt..............................................     152,496     117,332
Other liabilities...........................................         355         766
Deferred taxes..............................................          --       3,059
Shareholders' equity
  Preferred stock, $.001 par value, 1,000 shares authorized,
     no shares issued.......................................          --          --
  Common stock, $.001 par value, 80,000 shares authorized,
     20,278 shares issued and outstanding as of June 30,
     1999 and 20,189 shares issued and outstanding as of
     June 30, 1998..........................................          20          20
  Paid-in-capital...........................................     190,654     189,828
  Accumulated other comprehensive income (loss).............        (949)         --
  Loan receivable from officer..............................      (9,520)         --
  Retained earnings (deficit)...............................    (102,764)    (19,011)
                                                                --------    --------
                                                                  77,441     170,837
                                                                --------    --------
                                                                $284,506    $328,569
                                                                ========    ========

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DOLLAR AMOUNTS)

                                                                    YEAR ENDED JUNE 30,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Net sales.................................................    $188,484    $163,893    $85,645
Costs and expenses:
  Cost of sales...........................................     128,492      95,341     45,703
  Marketing and selling...................................      42,025      25,746     15,165
  Research and development................................      17,123       9,319      5,097
  General and administrative..............................      20,114      10,851      7,133
  Fiber optic joint venture formation costs...............          --         212        286
  Purchased research and development......................          --      18,220         --
  Special charges.........................................      27,309      15,918         --
  Settlement of claim.....................................          --          --        771
  Amortization of intangible assets.......................       2,773       1,665        397
                                                              --------    --------    -------
Income (loss) from operations.............................     (49,352)    (13,379)    11,093

Other income (expense):
  Interest expense........................................     (13,845)     (3,801)    (1,513)
  Interest income.........................................       1,122       1,436        845
  Loss from equity investments............................      (6,318)       (501)        --
                                                              --------    --------    -------
Income (loss) from continuing operations before income
  taxes, extraordinary charge and cumulative effect of
  accounting change.......................................     (68,393)    (16,245)    10,425
Income taxes..............................................       2,972       1,802      2,869
                                                              --------    --------    -------
Income (loss) from continuing operations before
  extraordinary charge and cumulative effect of accounting
  change..................................................     (71,365)    (18,047)     7,556
Discontinued operations
  Loss from operations of discontinued business (net of
     income tax benefits of $719 in 1998 and $172 in
     1997)................................................          --      (1,278)      (452)
  Loss on disposal of discontinued business, including
     provision for operating losses during phase-out
     period of $2,796 in 1999 and $9,100 in 1998 (net of
     income tax benefits of $3,086 in 1998)...............      (9,043)     (6,014)        --
                                                              --------    --------    -------
Income (loss) before extraordinary charge and cumulative
  effect of accounting change.............................     (80,408)    (25,339)     7,104
Extraordinary charge from early extinguishment of debt,
  net of income tax benefits..............................        (902)       (604)        --
Cumulative effect of change in accounting for start-up
  costs...................................................      (2,443)         --         --
                                                              --------    --------    -------
Net income (loss).........................................    $(83,753)   $(25,943)   $ 7,104
                                                              ========    ========    =======
Earnings (loss) per share -- Basic:
  Income (loss) from continuing operations................    $  (3.53)   $   (.99)   $   .57
  Loss from discontinued operations.......................        (.45)       (.40)      (.03)
  Extraordinary charge....................................        (.04)       (.04)        --
  Cumulative effect of accounting change..................        (.12)         --         --
                                                              --------    --------    -------
Earnings (loss) per share -- Basic........................    $  (4.14)   $  (1.43)   $   .54
                                                              ========    ========    =======
Earnings (loss) per share -- Diluted:
  Income (loss) from continuing operations................    $  (3.53)   $   (.99)   $   .55
  Loss from discontinued operations.......................        (.45)       (.40)      (.03)
  Extraordinary charge....................................        (.04)       (.04)        --
  Cumulative effect of accounting change..................        (.12)         --         --
                                                              --------    --------    -------
Earnings (loss) per share -- Diluted......................    $  (4.14)   $  (1.43)   $   .52
                                                              ========    ========    =======
Weighted average shares outstanding:
  Basic...................................................      20,232      18,195     13,269
                                                              ========    ========    =======
  Diluted.................................................      20,232      18,195     13,558
                                                              ========    ========    =======

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED JUNE 30, 1999

                                                                              ACCUMULATED       LOAN
                               COMMON STOCK                  COMPREHENSIVE       OTHER       RECEIVABLE   RETAINED
                            -------------------   PAID-IN       INCOME       COMPREHENSIVE      FROM      EARNINGS
                            SHARES    PAR VALUE   CAPITAL       (LOSS)       INCOME (LOSS)    OFFICER     (DEFICIT)    TOTAL
                            -------   ---------   --------   -------------   -------------   ----------   ---------   -------
                                                                     (IN THOUSANDS)
BALANCE AT JULY 1, 1996...  10,845       $11      $ 26,755     $     --          $  --        $    --     $    (172)  $26,594
Net income................                --            --           --             --             --         7,104     7,104
Net proceeds from public
  offering of common
  shares..................   2,452         2        30,089                                                             30,091
Issuance of shares in
  connection with
  purchases of
  businesses..............      88        --         1,537           --             --             --            --     1,537
Stock options exercised...      50        --           706           --             --             --            --       706
                            ------       ---      --------     --------          -----        -------     ---------   -------
BALANCE AT JUNE 30,
  1997....................  13,435        13        59,087           --             --             --         6,932    66,032
Net loss..................                --            --           --             --             --       (25,943)  (25,943)
Net proceeds from public
  offering of common
  shares..................   3,000         3        69,317           --             --             --            --    69,320
Issuance of shares in
  connection with
  purchases of
  businesses..............   3,646         4        59,655           --             --             --            --    59,659
Stock options exercised...      98        --         1,570           --             --             --            --     1,570
Stock purchases by
  employees...............      10        --           199           --             --             --            --       199
                            ------       ---      --------     --------          -----        -------     ---------   -------
BALANCE AT JUNE 30,
  1998....................  20,189        20       189,828           --             --             --       (19,011)  170,837
Net loss..................                                      (83,753)                                    (83,753)  (83,753)
Loan to officer...........                                                                     (9,520)                 (9,520)
Issuance of shares in
  connection with the
  purchase of a
  business................       2        --            29           --             --             --            --        29
Stock options exercised...      18        --           279           --             --             --            --       279
Stock issued pursuant to
  employee benefit plan...      41        --           312           --             --             --            --       312
Stock purchases by
  employees...............      28        --           206           --             --             --            --       206
Other comprehensive income
  (loss):
  Foreign currency
    translation
    adjustment............                                         (949)                                                 (949)
                                                               --------
Other comprehensive income
  (loss)..................                                         (949)          (949)
                            ------       ---      --------     --------          -----        -------     ---------   -------
Comprehensive income
  (loss)..................                                     $(84,702)
                                                               ========
BALANCE AT JUNE 30,
  1999....................  20,278       $20      $190,654                       $(949)       $(9,520)    $(102,764)  $77,441
                            ======       ===      ========                       =====        =======     =========   =======

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED JUNE 30,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
  Income (loss) from continuing operations..................    $(71,365)   $(18,047)   $  7,556
  Adjustments to reconcile income (loss) from continuing
    operations to net cash used in operating activities:
      Depreciation..........................................       6,335       3,384       2,151
      Amortization..........................................       2,773       1,665         397
      Provision for doubtful accounts.......................         882          65          28
      Special charges and terminated equipment contracts....      34,119      17,984          --
      Deferred income taxes.................................       3,584      (2,294)        419
      Loss from equity investments..........................       6,318          --          --
      Purchased research and development....................          --      18,220          --
      Changes in operating assets and liabilities, excluding
        effects of acquisitions and discontinued operations:
          Trade receivables.................................        (153)     (9,876)    (10,562)
          Inventories.......................................       4,674      (7,410)    (10,838)
          Prepaids and other assets.........................      (1,348)     (7,609)     (2,442)
          Accounts payable and accrued expenses.............       3,843      (3,896)     10,032
          Other.............................................      (1,737)        303       1,373
                                                                --------    --------    --------
            Net cash used in continuing operating
              activities....................................     (12,075)     (7,511)     (1,886)
INVESTING ACTIVITIES
  Capital expenditures......................................     (21,844)    (16,598)    (14,287)
  (Purchase) sale of short-term investments, net............          --       3,725      (4,075)
  Purchases of businesses...................................      (4,390)    (50,706)    (14,960)
  Investments in affiliates.................................      (2,394)     (5,276)     (2,827)
  Use of net proceeds from public offering:
    Capital expenditures....................................          --     (14,507)     (2,080)
    Investments in affiliates...............................          --      (6,780)     (4,101)
                                                                --------    --------    --------
            Net cash used in investing activities...........     (28,628)    (90,142)    (42,330)
FINANCING ACTIVITIES
  Proceeds from revolving credit facility...................     216,977     319,786      92,001
  Payments of revolving credit facility.....................    (211,521)   (312,213)    (60,822)
  Net proceeds from long-term debt..........................      36,622      96,790      16,326
  Payments of long-term debt and capital leases.............      (3,971)    (19,267)     (8,159)
  Issuance of common stock..................................         797       1,769         706
  Loan to officer...........................................      (9,000)         --          --
  Net proceeds from public offering.........................          --      69,320      30,091
  Use of net proceeds from public offering:
    Payment of long-term debt and revolving credit
      facility..............................................          --     (33,000)    (16,800)
    Payment of trade payables...............................          --          --      (3,035)
                                                                --------    --------    --------
            Net cash provided by financing activities.......      29,904     123,185      50,308
            Net cash used in discontinued operations........      (7,288)     (7,813)     (3,576)
                                                                --------    --------    --------
Increase (Decrease) in cash and cash equivalents............     (18,087)     17,719       2,516
Cash and cash equivalents, beginning of year................      21,917       4,198       1,682
                                                                --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................    $  3,830    $ 21,917    $  4,198
                                                                ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................    $ 12,241    $  2,128    $  1,375
  Income taxes paid (refunds received), net.................      (1,660)      2,829          81
  Capitalized interest......................................         645       1,118         455
  Noncash transactions:
    Equipment acquired through capital leases...............          77         376       1,683
    Property acquired by assuming mortgage..................          --       4,807          --
    Cumulative effect of change in accounting principle.....       2,443          --          --
    Extraordinary loss on early extinguishment of debt......         902         604          --
    Stock issued for purchases of businesses................          29      59,659       1,537
  Detail of acquisitions:
    Assets acquired.........................................    $ 10,143    $138,799    $ 23,033
    Liabilities assumed.....................................       5,659      26,295       6,142
    Stock issued for purchase of business...................          29      59,659       1,537
                                                                --------    --------    --------
    Cash paid...............................................       4,455      52,845      15,354
    Less cash acquired......................................          65       2,139         394
                                                                --------    --------    --------
    Net cash paid for acquisitions..........................    $  4,390    $ 50,706    $ 14,960
                                                                ========    ========    ========

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

A.  ORGANIZATION

     Advanced Lighting Technologies, Inc. (the "Company") is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, which include materials, system components, systems, and production equipment.

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

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risks consist primarily of temporary cash and cash equivalents, short-term investments and trade receivables. The Company invests its cash primarily in a high quality institutional money-market portfolio and high quality securities and limits the amount of credit exposure to any one financial institution.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     The Company examines the carrying value of its intangible assets when indicators of impairment are present. When the undiscounted cash flows are not sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. During the fiscal year ended June 30, 1998, an impairment loss of $9,354 was charged to expense and classified as "Special Charges", which are further discussed at Note K. Accumulated amortization was $4,135 and $2,524 at June 30, 1999 and 1998, respectively.

  Revenue Recognition

     Revenues from the sale of metal halide materials, system components (lamps, power supplies, system controls, fiber optic cable) and systems are recognized when products are shipped and revenues on production equipment contracts are recognized under the percentage of completion method.

  Advertising Expense

     External costs incurred in providing media advertising and promoting products are expensed the first time the advertising or promotion takes place.

  Research and Development

     Research and development costs, primarily the development of new products and modifications of existing products, are charged to expense as incurred.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Stock Compensation Arrangements

     In accordance with Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting and Disclosure of Stock-Based Compensation," the Company accounts for stock compensation arrangements using the intrinsic value based method in APB Opinion No. 25 "Accounting for Stock Issued to Employees," and discloses the effect on net income (loss) and earnings (loss) per share of the fair value based method in FAS No. 123.

  Accounting Change -- Costs of Start-Up Activities

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs. The SOP requires that costs related to start-up activities (defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation and organizing a new entity) be expensed as incurred and is effective for fiscal years beginning after December 31, 1998. The Company has elected to adopt the provisions of this SOP in fiscal year 1999, the effect of which ($2,443 or $.12 per diluted common share) is reflected as a cumulative effect of change in accounting principle.

  New Accounting Standards

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" and FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

     The Company has not yet adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 requires that all derivatives, such as interest rate exchange agreements (swaps), be recognized on the balance sheet at fair value. Derivatives which are not hedges must be adjusted to fair value through the results of operations. Derivatives determined to be hedges will be adjusted to fair value through either the results of operations or other comprehensive income, depending on the nature of the hedge. The Company is required to adopt FAS No. 133, as subsequently amended by FAS No. 137, on July 1, 2000. The impact, if any, on net income, comprehensive income and financial position will depend on the amount, timing and nature of any agreements entered into by the Company.

  Financial Statement Presentation Changes

     Certain amounts for prior years have been reclassified to conform to the current year reporting presentation.

C.  ACQUISITIONS

     During fiscal 1999, 1998 and 1997, the Company completed the following business combinations, all of which were accounted for by the purchase method and, accordingly, results of operations for the acquired businesses have been included in the consolidated statement of operations from their respective dates of acquisition. Assets acquired and liabilities assumed have been recorded at fair value based on appraisals and the best estimates available.

     On September 15, 1998, the Company acquired all of the capital stock outstanding of Ruud Lighting Europe, Srl. ("RLE"), located in Florence, Italy. RLE assembles and directly markets, in Europe and the Middle East, high-intensity discharge ("HID") lighting systems, with a strong focus on metal halide installations, for commercial, industrial, outdoor and related lighting applications. The total purchase price consisted of $930 in

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

cash. The purchase price resulted in an excess of cost over net assets acquired of $1,329, which is being amortized over 20 years.

     On August 31, 1998, the Company acquired all the assets and liabilities of Venture Lighting New Zealand ("VLNZ"), located in Auckland, New Zealand. VLNZ was the exclusive distributor of the Company's products in New Zealand. The total purchase price consisted of $225 in cash and 2,000 shares of the Company's Common Stock. The purchase price resulted in an excess of cost over net assets acquired of $562, which is being amortized over 20 years.

     On July 8, 1998, the Company acquired all of the capital stock outstanding of Kramer Lighting, Inc. ("Kramer"), located in Middleton, Rhode Island, and purchased the land and building of Kramer from an affiliate of Kramer. Kramer manufactures and directly markets HID lighting systems, with a strong focus on metal halide installations, for commercial, industrial, outdoor, and related lighting applications. The total purchase price consisted of $2,612 in cash. The purchase price resulted in an excess of cost over net assets acquired of $2,466, which is being amortized over 25 years.

     On January 2, 1998, the Company acquired all of the capital stock outstanding of Ruud Lighting, Inc. ("Ruud"), located in Racine, Wisconsin. Ruud manufactures and directly markets HID lighting systems, with a strong focus on metal halide installations, for commercial, industrial, outdoor, and related lighting applications. The purchase price consisted of $35,500 in cash and three million shares of the Company's Common Stock (valued at $49,950). The excess of the purchase price over the net tangible assets acquired was allocated to various intangible assets such as trade name ($13,013), customer service infrastructure ($16,915) and excess of cost over net assets acquired ($46,690), all of which are being amortized over 40 years.

     During 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") related to the Company's Form 10-K for the year ended June 30, 1998. In response to the SEC's view related to the valuation of the three million shares of restricted common stock issued in connection with the acquisition of Ruud Lighting, Inc., the value of the shares was restated and increased to $49,950, which resulted in an increase in the excess of cost over net assets of businesses acquired of $16,928. The effect of the restatement on the June 30, 1998 financial statements follows:

                                                              AS RESTATED    AS PREVIOUSLY REPORTED
                                                              -----------    ----------------------
Balance Sheet
  Excess of cost over net assets of business acquired,
     net....................................................   $ 49,241             $ 32,524
  Paid-in-capital...........................................    189,828              172,900
  Retained earnings (deficit)...............................    (19,011)             (18,800)
Statement of Operations
  Amortization of intangible assets.........................   $  1,665             $  1,454
  Loss before extraordinary charge..........................     25,339               25,128
  Net loss..................................................     25,943               25,732
  Per share loss -- basic and diluted
     Before extraordinary charge............................       1.39                 1.38
     Net loss...............................................       1.43                 1.41

     On January 28, 1998, the Company completed the acquisition of Deposition Sciences, Inc. ("DSI"), of Santa Rosa, California. DSI is the leader in the development of sophisticated thin film deposition systems (equipment) and coatings for lighting applications, with particular emphasis on coatings for metal halide lighting systems. The purchase price consisted of $14,500 in cash and 599,717 shares of the Company's Common Stock (valued at $9,600). The excess of the purchase price over the net tangible assets acquired of $22,060 was

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

allocated to in-process research and development ("R&D") ($18,220) and intangible assets ($3,840). Intangibles consist of trade names and assembled workforce, and are amortized over 10 years. Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility and, in accordance with generally accepted accounting principles, was capitalized but immediately written-off subsequent to the acquisition of DSI. The in-process R&D write-off reduced earnings per share by $1.00 in fiscal 1998.

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

     On June 2, 1997, the Company purchased for approximately $8,500, the system component manufacturing and operating assets of W. J. Parry & Co. (Nottingham) Ltd. ("Parry"), a manufacturer and marketer of magnetic power supplies for HID lighting systems, based in the United Kingdom. The purchase price resulted in an excess of cost over net assets acquired of $1,121. The remaining unamortized excess of cost over net assets acquired was written off due to their impairment in fiscal 1998 and are recorded as part of the special charges discussed at Note K.

     On February 11, 1997, the Company acquired the outstanding shares of Ballastronix, Inc., a company focused on designing, manufacturing and marketing of electromagnetic power supplies for metal halide lighting systems. The purchase price consisted of $5,511 in cash and 38,024 shares of the Company's Common Stock (valued at $562). The purchase price resulted in an excess of cost over net assets acquired of $2,018. In fiscal 1998, the unamortized excess of cost over net assets acquired was determined to be impaired and accordingly, was included as a component of the special charges discussed in Note K.

     On January 31, 1997, the Company completed the purchase of certain assets of Web Design Associates, Inc., a company engaged in consumer product design and development for approximately $600 in cash. The purchase price resulted in an excess of cost over net assets acquired of $526, which is being amortized over 15 years.

     During December 1996, the Company acquired all the assets (and assumed certain liabilities) of Cable Lite Corporation in exchange for 50,000 shares of the Company's Common Stock (valued at $975), with up to an additional 50,000 shares of Common Stock contingently issuable if the per share market price of the Company's stock was less than $30.00 during the month of June 1998. Based on the June 1998 stock price, an additional 5,933 shares were issued under the terms of the purchase agreement. Advanced Cable Lite Corporation designs, manufactures and sells fiber optic and fiber optic lighting systems. The Company contributed Advanced Cable Lite Corporation to the Unison Fiber Optics Lighting Systems LLC, a joint venture with Rohm and Haas Company which is described further in Note D.

D.  FIBER OPTICS JOINT VENTURE

     On December 31, 1997, the Company and Rohm and Haas Company ("Rohm and Haas") completed a series of agreements that resulted in the formation of Unison Fiber Optics Lighting Systems LLC ("Unison"), a joint venture that focuses on the manufacture and sale of fiber optic lighting systems to the worldwide lighting market. In consideration for a 50% interest in Unison, the Company contributed its subsidiary, Advanced Cable Lite Corporation, $2,000 in cash, other fiber optic lighting system assets and is obligated to contribute an additional $3,000 in cash under a note due January 1, 2000. The Company accounted for its investment in Unison under the equity method.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     In connection with this joint venture, the Company incurred $212 of formation and development costs which were charged to operations during the first quarter of fiscal 1998 and $286 of such costs which were charged to operations during the fourth quarter of fiscal 1997.

     During the fourth quarter of fiscal 1999, the Company began an effort to restructure its investment, considering the joint venture's financial condition, and reviewed various strategic alternatives, including possible ownership changes. In connection with the restructuring and review process, the Company concluded that sufficient uncertainty existed regarding the ultimate recovery of the investment. As a result, the Company revalued its investment to $569 and recorded a pretax noncash write-down of $5,883, which is reflected in the consolidated statement of operations as a loss from equity investments.

E.  INVESTMENT IN FIBERSTARS, INC.

     During July 1997, the Company purchased an equity interest in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. At December 31, 1997, the Company owned approximately 669,000 common shares, or 19.6% of Fiberstars' shares outstanding. On February 11, 1998, the Company increased its equity ownership to approximately 1,023,000 common shares, or 29% of Fiberstars' shares outstanding (26% as of June 30, 1999). Accordingly, the Company changed its method of carrying the investment to equity from cost in the quarter ended March 31, 1998.

     Pursuant to its agreements with Rohm and Haas, Rohm and Haas has the right to request that the Company divest its interest in Fiberstars. Upon such request, the Company agrees to complete such divestiture within two years subject to reasonable extension upon consent of Rohm and Haas.

F.  INVESTMENT IN JOINT VENTURE

     On April 2, 1997, the Company invested approximately $3,800 of cash in exchange for a 30% interest in Koto Luminous Co., Ltd. ("Koto"), the Company's sole agent in Japan. Subsequent to the date of investment, Koto, a marketer and distributor of metal halide lamps, began doing business under the name Venture Lighting Japan. Using the proceeds of the investment and an additional investment by an affiliate, Venture Lighting Japan has equipped and is operating a metal halide lamp manufacturing facility in Japan. During the fourth quarter of fiscal 1998, the Company changed its method of accounting for the investment to equity from cost, with the results of operations of this investment being insignificant in prior quarters. During the second quarter of fiscal 1999, the Company exchanged its common stock interest for nonvoting preferred stock and also purchased additional nonvoting preferred stock in Koto. As a result, the Company changed its method of accounting for its investment in Koto to the lower of cost or net realizable value.

G.  FINANCING ARRANGEMENTS

     Short-term debt consisted of the following:

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               JUNE 30,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
Trade facility........................................    $    221    $   506
Short-term credit facility............................          --        483
Installment loan......................................          --         62
                                                          --------    -------
                                                               221      1,051
Current portion of long-term debt.....................       8,322        909
                                                          --------    -------
                                                          $  8,543    $ 1,960
                                                          ========    =======

     The Company, on behalf of a foreign subsidiary, maintains a multioption borrowing facility with a foreign bank that includes a trade facility with borrowing capacity of $601 and a short-term credit facility that matured in August 1998. The trade facility, along with other borrowings with the foreign bank, are collateralized with substantially all the assets of the subsidiary. This facility allows the foreign subsidiary to issue documentary letters of credit for imports and term-trade finance for importing its inventory. The interest rate of this facility varies, depending upon the denomination of the currency advanced, and ranged from 5.25% to 8.26% in fiscal 1999. The weighted average interest rate on the trade facility was approximately 7.80% and 7.75% during fiscal 1999 and fiscal 1998. The weighted average interest rate on the short-term credit facility was 7.27% and 7.63% during fiscal 1999 and 1998.

     Long-term debt consisted of the following:

                                                               JUNE 30,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Senior unsecured 8% notes, due March 2008............    $100,000    $100,000
Bank Credit Facility -- term loan....................      24,702          --
Bank Credit Facility -- revolving credit loan........      12,766          --
Credit Facility......................................          --       6,084
Mortgage notes payable...............................      18,443       7,323
Promissory note, due January 2000....................       3,000       3,000
Obligations under capital leases.....................       1,401       1,608
Other................................................         506         226
                                                         --------    --------
                                                          160,818     118,241
  Less current portion...............................       8,322         909
                                                         --------    --------
                                                         $152,496    $117,332
                                                         ========    ========

     On May 21, 1999, the Company replaced its existing Credit Facility with a $50,000 revolving credit loan and a $25,000 term loan provided by several financial institutions ("Bank Credit Facility"). Subsequent to June 30, 1999, the Company reduced the Bank Credit Facility to a $60,000 facility. Proceeds from the Bank Credit Facility were used to repay the Company's existing Credit Facility and certain other long-term debt.

     The revolving credit loan has a three-year term expiring in May 2002. Interest rates on loans outstanding are based, at the Company's option, on LIBOR plus 2.75% or the agent bank's prime rate. The Company is also obligated to pay a commitment fee of .375% on the unused portion of the loan. Availability of borrowings under the revolving credit loan is determined by the Company's eligible accounts receivable and inventories. The term loan has a five-year term expiring in May 2004. The Company pays monthly principal payments that total $3,576 annually, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company's option, on LIBOR plus 3.25% or the agent bank's prime rate. The Bank Credit Facility contains certain

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes a financial covenant with respect to the coverage of certain fixed charges. The principal security for the revolving credit loan is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all the Company's machinery and equipment and is cross collateralized and secured with the revolving credit loan.

     On March 13, 1998, the Company sold $100,000 of Senior Notes due March 2008, resulting in net proceeds of approximately $96,150. The Notes have an annual coupon of 8% and are redeemable at the Company's option, in whole or in part, on or after March 15, 2003 at certain preset redemption prices. In addition, at any time prior to March 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes at 108% of par with the proceeds of one or more public equity offerings. Interest on the Senior Notes is payable semiannually on March 15 and September 15 of each year. Until the completion of a registered exchange offer to existing noteholders, the Senior Notes bear interest at 8.5%. The offer is expected to be completed within 45 days following the effectiveness of the Company's related registration statement. There are no sinking fund requirements. Approximately $76,300 of the net proceeds from the senior notes were used to repay amounts outstanding under an existing credit facility, thereby lengthening the term of the Company's debt, most of which had been incurred to finance the acquisitions of Ruud Lighting and DSI. The Notes Indenture contains covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined therein) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and, with respect to the Company, engage in mergers and consolidations.

     Mortgages payable consisted of ten separate notes at various rates of interest, ranging from 7.3% to 9.5%, and at June 30, 1999 were collateralized by land and buildings with a net carrying value of $23,525.

     On December 31, 1997, the Company executed an 8% promissory note in the amount of $3,000, due January 1, 2000, in partial consideration for a 50% interest in Unison Fiber Optic Systems LLC, a joint venture with Rohm and Haas Company that focuses on the manufacture and sale of fiber optic lighting systems to the worldwide lighting market.

     The Company leases certain equipment under agreements which are classified as capital leases. The lease agreements have varying terms and the leased assets, with a net carrying value of $2,045 at June 30, 1999, are included in the consolidated balance sheet as machinery and equipment.

     Aggregate maturities of long-term debt (including capital lease obligations) for the five fiscal years subsequent to June 30, 1999, were as follows: 2000 -- $8,322; 2001 -- $5,252; 2002 -- $17,879; 2003 -- $4,705; and
2004 -- $18,388.

     The fair value of debt, based on market rates and maturity dates, approximates carrying value. Debt issuance costs, classified with other assets, are being amortized over the terms of the related debt.

     The Company is obligated under its Bank Credit Facility to limit its exposure to fluctuating interest rates for a minimum of $10,000. During fiscal 1999, the Company entered into an interest rate swap agreement that expires in May 2004 and has a notional amount of $10,000 with a fixed pay rate of 6.63% and a receive rate of LIBOR. The swap agreement is a contract to exchange floating rate for fixed interest payments quarterly over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The net cash amounts paid or received on the agreement are recognized as an adjustment to interest expense. If these agreements were settled at June 30, 1999, the Company would have paid approximately $200.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company uses standby letters of credit to satisfy certain security deposits with service providers, to make borrowings, and as security for a loan to a foreign investee. These letters are irrevocable and expire within 12 months of issuance. Standby letters of credit outstanding as of June 30, 1999 were $464. Historically, the Company has not experienced any significant claims against these financial instruments. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required, and therefore, is of the opinion that the fair value of these instruments is zero.

H.  SHAREHOLDERS' EQUITY

Shareholders' Equity

     In July 1997, the Company issued three million shares of its Common Stock in a public offering, resulting in net proceeds of $69,320. Approximately $33,000 of the net proceeds from this offering were used to repay substantially all amounts outstanding under a loan agreement. Of the remaining net proceeds, $14,507 was used for capital expenditures, primarily production equipment and leasehold improvements, $4,780 was used to purchase 29% of Fiberstars, Inc., a company specializing in the marketing and distribution of fiber optic lighting products, $2,000 was contributed to Unison, the Company's joint venture with Rohm and Haas, and the remainder was used for working capital purposes.

     On July 16, 1996, the Company issued 2,452,000 shares of its Common Stock in a public offering at $13.50 a share. Net proceeds, after offering costs, amounted to $30,091.

  Employee Stock Options

     The Company's 1995 Incentive Award Plan and 1998 Incentive Award Plan provide for the granting of "A" and "B" incentive stock options to purchase common stock of the Company. The "A" options become exercisable based on stock price or over one-to-five years from the date of grant depending on the Company's operating performance. The "B" options become exercisable at the rate of 25% after one year, 35% after two years, and 40% after three years. The Company's 1997 Billion Dollar Market Capitalization Incentive Award Plan provides for the granting of incentive stock options to purchase common stock of the Company. The options become exercisable when the Company's market capitalization, excluding the impact of stock issued in completing acquisitions, reaches one billion dollars or after six years, whichever comes first. All options have been granted at market value on the date of grant and expire ten years from the date of grant. At June 30, 1999, the Company had 3,133,540 shares reserved for future issuance upon exercise of stock options granted under the option plans.

     Information related to stock options for the years ended June 30 are as follows:

                                                 1999                     1998                    1997
                                        ----------------------   ----------------------   --------------------
                                                     WEIGHTED-                WEIGHTED-              WEIGHTED-
                                                      AVERAGE                  AVERAGE                AVERAGE
                                                     EXERCISE                 EXERCISE               EXERCISE
                                         OPTIONS       PRICE      OPTIONS       PRICE     OPTIONS      PRICE
                                        ----------   ---------   ----------   ---------   --------   ---------
Outstanding, beginning of year........   2,601,347    $18.24        914,214    $14.38      791,850    $12.33
Granted...............................     682,600     10.18      1,939,689     19.56      228,150     19.73
Exercised.............................     (18,590)    15.13        (97,209)    11.57      (50,661)    10.32
Forfeited.............................    (513,491)    17.68       (155,347)    16.16      (55,125)    10.63
                                        ----------               ----------               --------
Outstanding, end of year..............   2,751,866     16.36      2,601,347     18.24      914,214     14.38
                                        ==========               ==========               ========
Weighted-average fair value of options
  granted during the year.............  $     4.69        --     $     8.69        --     $   6.62        --

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes additional information concerning outstanding and exercisable options at June 30, 1999:

                          OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                  -----------------------------------   -------------------
                               WEIGHTED-
                                AVERAGE     WEIGHTED-             WEIGHTED-
    RANGE OF                   REMAINING     AVERAGE               AVERAGE
    EXERCISE                  CONTRACTUAL   EXERCISE              EXERCISE
     PRICES        OPTIONS       LIFE         PRICE     OPTIONS     PRICE
----------------  ---------   -----------   ---------   -------   ---------
 $ 6.94 to  9.99    524,700    9.9 years     $ 7.04          --        --
  10.00 to 15.99    257,642    6.8 years      10.06     190,267    $10.06
  16.00 to 22.99  1,665,999    8.3 years      18.89     442,657     18.55
  23.00 to 26.00    303,525    8.7 years      23.97      57,530     24.00
                  ---------                             -------
                  2,751,866                             690,454
                  =========                             =======

     If the Company had elected to report compensation expense for the Incentive Award Plan based on the fair value at the grant dates for all awards consistent with the methodology prescribed by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would be as follows:

                                                      YEAR ENDED JUNE 30,
                                                  ----------------------------
                                                    1999       1998      1997
                                                  --------   --------   ------
Net income (loss) as reported..................   $(83,753)  $(25,943)  $7,104
Pro forma......................................    (85,763)   (27,595)   6,540
Earnings (loss) per share as reported..........      (4.14)     (1.43)    0.52
Pro forma......................................      (4.24)     (1.52)    0.48

     The fair values of the stock options used to calculate the pro forma net income and pro forma earnings per share were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997, respectively: expected volatility of 54%, 38% and 30%; risk-free interest rates of 5.61%, 5.78%, and 6.41%; and expected lives of 4 years, 5 years, and 4 years with no dividend yield.

  Employee Stock Purchase Plan

     The Company's 1997 Employee Stock Purchase Plan authorized and made available for sale to employees, at a discount of 15%, a total of 100,000 shares of the Company's Common Stock. The Plan provides substantially all employees who have completed six months of service an opportunity to purchase shares through payroll deductions, up to 10% of eligible compensation.

     The purchase price of each share is 85% of the month-end closing market price of the Company's Common Stock. Employees purchased 41,233 shares in fiscal 1999 and 9,577 shares of stock in fiscal 1998. At June 30, 1999, 49,190 shares were available for future purchases.

  Shares Issued Pursuant to Defined Contribution Plan

     Beginning in February 1999, pursuant to the terms of the Company's 401(k) Retirement and Savings Plan, the Company partially matches, with its Common Stock, the contributions made by employees to their plan accounts. The Company has authorized and made available for contribution a total of 100,000 shares of Common

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Stock, and contributed 28,107 shares in fiscal 1999. At June 30, 1999, 71,893 shares were available for future contributions.

I.  EMPLOYEE BENEFITS

     The Company has defined contribution elective savings and retirement plans that cover substantially all full-time employees in its domestic and foreign subsidiaries. The Company matches the contributions of participating employees on the basis of the percentages specified in the respective plans, ranging from 1% to 4% of eligible employee earnings. Contributions charged to income for the defined contribution plans, including expense associated with the Common Stock issuances related to the 401(k) Retirement and Savings Plan described in Note H, were $1,218 in fiscal 1999, $465 in fiscal 1998 and $373 in fiscal 1997.

J.  INCOME TAXES

     Income (loss) from continuing operations before income taxes, extraordinary charges and cumulative effect of change in accounting principle were attributable to the following sources:

                                                             YEAR ENDED JUNE 30,
                                                       -------------------------------
                                                         1999        1998       1997
                                                       --------    --------    -------
United States......................................    $(62,730)   $ (9,290)   $ 9,548
Foreign............................................      (5,663)     (6,955)       877
                                                       --------    --------    -------
Totals.............................................    $(68,393)   $(16,245)   $10,425
                                                       ========    ========    =======

     The provision for income taxes is computed using the liability method and is based on applicable federal and state statutory rates adjusted for permanent differences between financial and taxable income.

     Income taxes have been provided as follows:

                                                               YEAR ENDED JUNE 30,
                                                           ---------------------------
                                                            1999      1998       1997
                                                           ------    -------    ------
Current:
  Federal..............................................    $  669    $ 2,917    $1,545
  State and local......................................       219        372       550
  Foreign..............................................      (253)       807       355
                                                           ------    -------    ------
                                                              635      4,096     2,450

Deferred:
  Federal..............................................       339       (176)      313
  State and local......................................       (94)      (228)      149
  Foreign..............................................     2,092     (1,890)      (43)
                                                           ------    -------    ------
                                                            2,337     (2,294)      419
                                                           ------    -------    ------
                                                           $2,972    $ 1,802    $2,869
                                                           ======    =======    ======

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's net deferred tax assets and liabilities at June 30, 1999 and 1998 are as follows:

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED JUNE 30,
                                                                -------------------
                                                                  1999       1998
                                                                --------    -------
Deferred tax assets:
  Net operating loss carryforwards..........................    $21,317     $  892
  Research and development tax credits......................      3,006         --
  Tax under financial reporting accruals....................         --      1,212
  Intangible amortization...................................         --        486
  Tax under financial reporting special charges, equity
     write-down and discontinued operations.................      8,454      1,718
  Tax under financial reporting inventory reserves..........         --        252
  Other.....................................................      2,266        524
                                                                -------     ------
                                                                 35,043      5,084
Deferred tax liabilities:
  Tax over financial reporting depreciation.................      4,721      2,720
  Other.....................................................         --        339
                                                                -------     ------
                                                                  4,721      3,059
                                                                -------     ------
Net deferred tax assets (liabilities) before valuation
  allowance.................................................     30,322      2,025
Valuation allowance.........................................    (30,322)        --
                                                                -------     ------
Net deferred tax assets (liabilities).......................    $    --     $2,025
                                                                =======     ======

     The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

                                                                YEAR ENDED JUNE 30,
                                                              ------------------------
                                                              1999     1998      1997
                                                              -----    -----    ------
Statutory tax rate........................................    (35.0)%  (35.0)%   35.0%
State and local income taxes, net of federal benefit......      0.2      0.6       3.6
Nondeductible purchased research and development..........       --     39.8        --
Research and development tax credit.......................     (0.8)    (4.1)       --
Effect of foreign taxes...................................      2.3     (1.4)     (1.4)
Nondeductible foreign special charges.....................      0.3      9.8        --
Net operating loss carryforward...........................       --       --      (2.8)
Valuation allowance.......................................     37.5       --        --
Adjustment of deferred tax liabilities....................       --       --     (10.9)
Other.....................................................     (0.8)     1.4       4.0
                                                              -----    -----    ------
Effective tax rate........................................     3.7%    11.1%     27.5%
                                                              =====    =====    ======

     Income taxes paid (net of refunds) were $(1,660) in fiscal 1999, $3,129 in fiscal 1998, and $81 in fiscal 1997.

     At June 30, 1999, the Company had net operating loss carryforwards ("NOLs") of $57,309 available to reduce future United States federal taxable income, which expire 2008 through 2019.

     The Company also had research and development credit carryforwards for tax purposes of approximately $3,006, which expire 2005 through 2019. Additionally, in conjunction with the Alternative Minimum Tax

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $162, which may be used indefinitely to reduce regular federal income taxes.

     Also, at June 30, 1999, the Company had foreign net operating loss carryforwards for tax purposes totaling $5,209 that expire in 2000 to 2005 and $10,587 that have no expiration dates.

     For fiscal 1999, the Company reported a pretax loss from continuing operations, including special charges, of $68,393; and a pretax loss on the discontinued operations of the Microsun business of $9,043; an extraordinary charge from the early extinguishment of debt of $902; and, a cumulative effect of change in accounting for start-up costs of $2,443, all of which created $80,781 of operating losses and future tax deductions for financial reporting purposes. Accordingly, at June 30, 1999, the Company has recorded a valuation allowance for deferred tax assets of $30,322 related to all NOLs, tax credits and net deductible tax differences.

K.  SPECIAL CHARGES AND TERMINATED EQUIPMENT CONTRACTS

     During the year ended June 30, 1999, the Company recorded special charges related to significant changes in its operations, which are intended to accelerate and intensify the Company's focus on its metal halide products.

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

     The special charges were determined in accordance with formal plans developed by the Company's management and approved by the Company's Board of Directors using the best information available to it at the time. Actions associated with closing facilities began in the second quarter and were substantially completed by the end of fiscal 1999. Employees were terminated enterprise-wide from almost all areas and units of the Company. Assets related to the above actions are no longer in use and have been sold or were written-down to their estimated fair values. The amounts the Company will ultimately incur may change as the Company's plans are executed and actions are completed.

     Details of the actions and related special charges recorded during fiscal 1999 are summarized as follows:

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        BALANCE AS OF
                                                              CHARGED TO    CHARGES       JUNE 30,
               DESCRIPTION                   CASH/NONCASH     OPERATIONS    UTILIZED        1999
               -----------                  --------------    ----------    --------    -------------
Limit Pacific Rim Expansion:
  Severance...............................  Cash               $   642      $   492        $  150
  Lease/contract cancellations............  Cash/Noncash         3,841          488         3,353
  Write-down of assets....................  Noncash              2,237        2,237            --
  Shut-down costs of facilities...........  Cash                   497          493             4
Change in Global Manufacturing Strategy:
  Severance...............................  Cash                   328          328            --
  Write-down of assets....................  Noncash              8,502        8,502            --
  Shut-down costs of facilities...........  Cash                   380          380            --
  Program cancelation.....................  Cash                   128           --           128
Restructure Marketing Operations in North
  America and Europe:
  Severance...............................  Cash                   317          287            30
  Lease/contract cancellations............  Cash                   436          110           326
  Write-down of assets....................  Noncash              1,701        1,701            --
  Shut-down costs of facilities...........  Cash                   738          664            74
Reduce Staffing Requirements..............  Cash/Noncash         2,262        1,761           501
Terminate Management Benefit Program......  Cash/Noncash         1,516        1,430            86
Exit Noncore Inventory Products...........  Noncash                261          261            --
Write-off Long-Lived Assets...............  Cash/Noncash         4,611        4,562            49
Other.....................................  Cash                   420          267           153
                                                               -------      -------        ------
                                                               $28,817      $23,963        $4,854
                                                               =======      =======        ======

     The special charges for fiscal 1999 of $28,817 are classified in the consolidated statement of operations as cost of goods sold ($1,508) and special charges ($27,309). The Company incurred additional costs of $596 and $764, as described in Note O, related to the above actions. All actions required by the plans are expected to be completed by December 31, 1999.

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

     These special charges reduced net income by $37,365, or $1.85 diluted earnings per share for fiscal 1999.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     The special charges for fiscal 1998 of $17,984 in the statement of operations are classified as cost of sales ($2,066) and special charges ($15,918).

                                                                    YEAR ENDED
                                                                  JUNE 30, 1998
                                                              ----------------------    BALANCE AS OF
                                                              CHARGED TO    CHARGES       JUNE 30,
                DESCRIPTION                   CASH/NONCASH    OPERATIONS    UTILIZED        1998
                -----------                   ------------    ----------    --------    -------------
Asset write-downs:
  Inventories...............................  Noncash          $ 2,066      $ 2,066        $   --
  Intangibles...............................  Noncash            9,354        9,354            --
  Fixed assets..............................  Noncash            3,056        3,056            --
  Other assets..............................  Noncash            2,184        2,184            --
Contractual commitments and other
  accruals..................................  Cash               1,209          496           713
Other.......................................  Cash                 115          115            --
                                                               -------      -------        ------
                                                               $17,984      $17,271        $  713
                                                               =======      =======        ======

     The $713 balance, as of June 30, 1998, was utilized during 1999.

     The write-down of intangible assets primarily represent the excess of the purchase price over the fair value of the net assets acquired and costs allocated to tradenames, know-how, and other specifically identifiable intangibles arising from business combinations. Asset write-downs for the impairment of long-lived intangibles and fixed assets were determined in accordance with Statement of Financial Accounting Standards No. 121.

     After an income tax benefit of $5,015, these special charges reduced net income by $12,969, or $.71 diluted earnings per share for fiscal 1998.

L.  DISCONTINUED OPERATIONS, MICROSUN BUSINESS

     Microsun Technologies, Inc. was identified in March 1998 for disposition through a plan to distribute to ADLT shareholders all of the ownership of Microsun Technologies, Inc. in a tax-free spin-off transaction estimated to be completed by December 1998. Because of the deterioration of the capital markets and the inability to raise capital necessary to spin-off the Microsun business, in December 1998, the Company revised its plan for the disposition to wind-down the operations, close the manufacturing facilities and liquidate the assets of Microsun. During fiscal 1998, a loss on disposal of $9,100 (net of income tax benefits of $3,086) for operating losses through the planned date of spin-off was recorded. During fiscal 1999, an additional loss on disposal of $9,043 was recorded, which included $2,796 for additional operating losses during the phase-out period, $3,134 related to the write-down and disposal of assets and costs related to shut-down and severance, and a deferred tax asset valuation allowance of $3,113.

     Summary operating information for Microsun for fiscal 1999, 1998 and 1997, is presented below for informational purposes only and does not necessarily reflect what the results of operations would have been had Microsun operated as a stand-alone entity.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR ENDED JUNE 30,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
Sales....................................................  $4,719    $4,456    $  845
Costs and expenses.......................................   9,538    13,530     1,469
                                                           ------    ------    ------
Loss before income taxes.................................   4,819     9,074       624
Deferred income tax benefit (expense)....................  (3,113)    3,113       172
                                                           ------    ------    ------
Net loss.................................................  $7,932    $5,961    $  452
                                                           ======    ======    ======

     Operating losses from the measurement date (March 31, 1998) through June 30, 1999 were $11,896.

     At June 30, 1999, the plan of wind-down had been accomplished, the manufacturing facilities closed and substantially all assets had been disposed. Accordingly, there were no remaining discontinued operations accrued losses associated with Microsun at June 30, 1999.

M.  SETTLEMENT OF CLAIMS

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

N. EARNINGS PER SHARE

     Earnings (loss) per share is computed as follows:

                                                                    YEAR ENDED JUNE 30,
                                                               ------------------------------
                                                                 1999        1998       1997
                                                               --------    --------    ------
Income available to common shareholders:
  Income (loss) from continuing operations.................    $(71,365)   $(18,047)   $7,556
                                                               ========    ========    ======
  Net income (loss)........................................    $(83,753)   $(25,943)   $7,104
                                                               ========    ========    ======
Weighted average shares -- Basic:
  Outstanding at beginning of period.......................      20,189      13,435    10,844
  Issued pursuant to public offering.......................          --       2,942     2,327
  Issued in acquisitions...................................           2       1,768        41
  Issued for exercise of stock options.....................          17          47        22
  Issued pursuant to employee stock purchase plan..........          19           3        --
  Issued pursuant to 401(k) plan...........................           5          --        --
  Issuable in connection with an acquisition...............          --          --        35
                                                               --------    --------    ------
     Basic weighted average shares.........................      20,232      18,195    13,269
                                                               ========    ========    ======
Weighted average shares -- Diluted:
  Basic from above.........................................      20,232      18,195    13,269
  Effect of stock options..................................          --          --       289
                                                               --------    --------    ------
     Diluted weighted average shares.......................      20,232      18,195    13,558
                                                               ========    ========    ======
Earnings (loss) per share -- Basic:
  Income (loss) from continuing operations.................    $  (3.53)   $   (.99)   $  .57
  Loss from discontinued operations........................        (.45)       (.40)     (.03)
  Extraordinary charge.....................................        (.04)       (.04)       --
  Cumulative effect of change in accounting principle......        (.12)         --        --
                                                               --------    --------    ------
  Earnings (loss) per share -- Basic.......................    $  (4.14)   $  (1.43)   $  .54
                                                               ========    ========    ======
Earnings (loss) per share -- Diluted:
  Income (loss) from continuing operations.................    $  (3.53)   $   (.99)   $  .55
  Loss from discontinued operations........................        (.45)       (.40)     (.03)
  Extraordinary charge.....................................        (.04)       (.04)       --
  Cumulative effect of change in accounting principle......        (.12)         --        --
                                                               --------    --------    ------
  Earnings (loss) per share -- Diluted.....................    $  (4.14)   $  (1.43)   $  .52
                                                               ========    ========    ======

O.  RELATED PARTY TRANSACTIONS

     Pursuant to a loan agreement dated October 8, 1998, between the Company and its Chairman and Chief Executive Officer (the "CEO"), the Company has loaned $9,000 to its CEO for a one-year term at an interest rate of 8%. The loan was made following approval by the Company's Board of Directors. The proceeds of the loan were used by the Company's CEO to reduce the principal balance outstanding of a margin account loan, which is secured by 2,053,070 shares of the Company's Common Stock owned by the CEO and a related entity. In connection with the loan, the Company's Board of Directors asked for and received the CEO's agreement to extend the term of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

from encumbering his shares of the Company's Common Stock in any manner except pursuant to the existing agreements governing the CEO's margin account, without the consent of the Company's Board of Directors. As of June 30, 1999, $520 of interest was accrued on the loan.

     In connection with the fiscal 1999 actions described in Note K, the Company recognized $596 in cost of sales for the write-down of specialty inventory and $764 in research and development expenses related to transactions with affiliates. During fiscal 1999, the Company also recognized a $700 provision for uncollectible advances and receivables related to transactions with affiliates.

     During January 1996, the Company entered into a six-year Aircraft Operating Agreement ("Agreement") with an unrelated company to charter certain airplanes for service into locations which are not adequately served by commercial carriers. The unrelated company leases the airplanes from an affiliate of the Company owned by certain officers of the Company. These officers have guaranteed the repayment of $11,200 of indebtedness incurred by the affiliate to purchase the airplanes. The Company's minimum annual commitments under the Agreement are $911. During May 1998, the Company began to charter another airplane from another unrelated company. This unrelated company also leases the airplane from an affiliate of the Company owned by certain officers of the Company. These officers have guaranteed the repayment of $6,400 of indebtedness incurred by the affiliate to purchase the airplane. Fees paid by the Company under these arrangements were $1,616 in fiscal 1999, $2,161 in fiscal 1998, and $554 in fiscal 1997.

     The Company paid a director of the Company $100 in fiscal 1999, $129 in fiscal 1998, and $79 in fiscal 1997 for consulting services.

     The Company sold lamps, lamp components, and lamp production equipment to an overseas company aggregating $625 in fiscal 1999, $1,254 in fiscal 1998, and $3,853 in fiscal 1997. An executive officer and director of the overseas company became a Director of the Company in January 1996.

     During fiscal 1996, one of the Company's subsidiaries sold the assets of its nonlamp product line to an affiliate of the Company owned principally by certain officers of the Company for an amount equal to the carrying amount of such assets as of June 30, 1995. As of June 30, 1999 and 1998, the Company had an 8.5% note from the affiliate for $220 related to the sale of the assets of the nonlamp product line which is recorded as a long-term receivable from related parties in the consolidated balance sheet. Total principal and accrued interest at June 30, 1999 was $284.

P.  COMMITMENTS

     The Company leases buildings and certain equipment under noncancelable operating lease agreements. Total rent expense was $1,878 in 1999, $1,495 in 1998, and $1,478 in 1997. Future minimum lease commitments, as of June 30, 1999, were as follows:

YEAR:
Fiscal 2000.................................................  $1,946
Fiscal 2001.................................................   1,837
Fiscal 2002.................................................   1,486
Fiscal 2003.................................................   1,319
Fiscal 2004.................................................     894
Thereafter..................................................     756
                                                              ------
Minimum lease payments......................................  $8,238
                                                              ======

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Q.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended June 30, 1999 and 1998.

                                                            FISCAL 1999, THREE MONTHS ENDED
                                                    -----------------------------------------------
                                                    JUN 30(A)     MAR 31(B)    DEC 31(C)    SEP 30
                                                    ----------    ---------    ---------    -------
Net sales.......................................    $   50,160    $ 50,022     $ 37,944     $50,358
Gross profit....................................        14,053      17,346        7,871      20,722
Income (loss) from operations...................       (21,402)     (4,163)     (26,916)      3,129
Income (loss) from continuing operations before
  extraordinary charge and cumulative effect of
  accounting change.............................       (30,019)     (7,722)     (33,806)        182
Loss from discontinued operations...............        (2,877)         --       (6,166)         --
Net income (loss)...............................    $  (36,241)   $ (7,722)    $(39,972)    $   182
                                                    ==========    ========     ========     =======
Earnings (loss) per share -- Basic..............    $    (1.79)   $   (.38)    $  (1.98)    $   .01
                                                    ==========    ========     ========     =======
Earnings (loss) per share -- Diluted............    $    (1.79)   $   (.38)    $  (1.98)    $   .01
                                                    ==========    ========     ========     =======
Price Range of Common Stock:
  High..........................................    $    9.000    $ 10.313     $ 10.625     $27.250
  Low...........................................    $    5.813    $  6.750     $  4.875     $ 8.500

                                                            THREE MONTHS ENDED FISCAL 1998
                                                    -----------------------------------------------
                                                      JUN 30      MAR 31(D)     DEC 31      SEP 30
                                                    ----------    ---------    ---------    -------
Net sales.......................................    $   53,002    $ 49,075      $31,879     $29,937
Gross profit....................................        23,902      18,627       13,412      12,611
Income (loss) from operations...................         7,369     (29,362)       4,458       4,156
Income (loss) from continuing operations before
  extraordinary charge..........................         4,191     (28,059)       3,033       2,788
Loss from discontinued operations, net of tax
  benefits......................................            --      (6,753)        (241)       (298)
Net income (loss)...............................    $    4,191    $(35,416)     $ 2,792     $ 2,490
                                                    ==========    ========      =======     =======
Earnings (loss) per share -- Basic..............    $      .21    $  (1.78)     $   .17     $   .15
                                                    ==========    ========      =======     =======
Earnings (loss) per share -- Diluted............    $      .20    $  (1.78)     $   .17     $   .15
                                                    ==========    ========      =======     =======
Price Range of Common Stock:
  High..........................................    $   29.938    $ 27.000      $26.500     $27.000
  Low...........................................    $   20.875    $ 18.250      $18.250     $22.875

---------------

(a) Fourth Quarter 1999 -- Net income was reduced by: (a) charges of $12,972 consisting of $700 in cost of sales and special charges of $12,272; (b) a $700 provision for uncollectible advances and receivables related to transactions with affiliates; (c) a pretax noncash write-down of $5,883, related to the Company's investment in Unison; (d) extraordinary charge from the early extinguishment of debt of $902; and, (e) a $2,443 cumulative effect of a change in accounting principle.

(b)  Third Quarter 1999 -- Net income was reduced by $1,745 of special charges.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(c) Second Quarter 1999 -- Net income was reduced by: (a) $8,548 from the reversal of $14,961 in sales and $6,413 in cost of sales related to the termination of lamp equipment contracts; (b) charges of $15,238 consisting of: $1,182 in cost of sales ($374 with an affiliate), $764 of research and development with an affiliate, and $13,292 of special charges; and, (c) establishment of deferred tax valuation allowance of $3,515.

(d) Third Quarter 1998 -- Net income was reduced by the write-off of purchased research and development and special charges, net of income tax benefits, of $32,056.

R.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in a single business segment: the design, manufacture and sales of metal halide lighting products including materials, system components, systems and production equipment.

     Net sales by country, based on the location of the business unit, for fiscal 1999, 1998 and 1997 follows:

                                                            YEAR ENDED JUNE 30,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
United States.......................................  $136,721    $107,287    $59,689
Canada..............................................    20,524      29,427     14,406
United Kingdom......................................    19,998      20,287      5,786
Australia...........................................    10,092       6,892      5,764
Other...............................................     1,149          --         --
                                                      --------    --------    -------
                                                      $188,484    $163,893    $85,645
                                                      ========    ========    =======

     Long-lived assets by country, based on the location of the asset, as of June 30, 1999 and 1998 follows:

                                                                   JUNE 30,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
United States...............................................  $ 90,769    $80,825
Canada......................................................     2,845      2,709
United Kingdom..............................................     6,396      6,120
Australia...................................................     1,760        300
Other.......................................................       678         74
                                                              --------    -------
                                                              $102,448    $90,028
                                                              ========    =======

     In fiscal 1999, 1998 and 1997, no single customer accounted for 10% or more of the Company's net sales.

S.  PURCHASE OF CORPORATE HEADQUARTERS

     During March 1998, the Company purchased land and building in Solon, Ohio for $7,758, which includes the assumption of an existing mortgage of approximately $4,800. The mortgage has a 9.39% interest rate, a prepayment penalty that approximates $1,000, requires monthly amortizing payments and a final payment of $4,100 due in June 2006. Prior to the purchase, a portion of the property was leased and used by the Company for system components manufacturing and office space. Subsequent to purchase, the Company relocated its world headquarters to the facility.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

T.  CONTINGENCY

     In April and May 1999, three class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged shareholders of the Company on behalf of themselves and purported classes consisting of Company shareholders, other than the defendants and their affiliates, who purchased stock during the period from December 30, 1997 through September 30, 1998 or various portions thereof. The named defendants are the Company and its Chairman and Chief Executive Officer ("CEO"). The lawsuits are now pending before a single judge who has required the plaintiffs to file a single consolidated complaint on or before September 30, 1999. The complaints allege generally that certain disclosures attributed to the Company contained misstatements and omissions alleged to be violations of Section 10(b) of the Securities Act of 1934 and Rule 10b-5, including claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects and alleged violations of generally accepted accounting principles by improperly recognizing revenues. The complaints seek certification of their respective purported classes, unspecified compensatory and punitive damages, pre- and post-judgment interest and attorneys' fees and costs. The Company and its CEO believe that these claims lack merit and they intend to vigorously defend these actions.

U.  SUBSEQUENT EVENT

     During September 1999, General Electric Company ("GE") executed a definitive agreement to make an investment in the Company of $20,554. In exchange for the investment, GE will receive 761,250 shares of the Company's newly-created Series A Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment as described below). GE also will receive a Warrant (the "Initial Warrant") to purchase an additional 1,000,000 shares of Company Common Stock, which is immediately exercisable at $.01 per share. GE has been a holder of 535,887 shares of Company Common Stock since the Company's initial public offering in 1995. The Series A Stock, Common Stock issuable on exercise of the Initial Warrant and the Common Stock held by GE will represent (after giving effect to the shares issued on exercise of the Initial Warrant) approximately 18.9% of the voting power and equity ownership of the Company after the GE investment. The proceeds of the transaction will be applied principally to the reduction of short-term liabilities and outstanding amounts under the Company's Bank Credit Facility.

     The Series A Stock will have a liquidation preference of $27 per share, plus an amount equal to 8% per annum from the date of issuance to the date of payment ("Liquidation Preference Amount"). The Company will be required to redeem any shares of Series A Stock which have not been converted or retired on September 30, 2010. In addition, GE may, by notice, require the Company to redeem the outstanding Series A Stock, within one year following: September 30, 2004, failure of the transaction to get required approvals or the occurrence of corporate events. If the Company fails to maintain certain financial ratios, GE will have the right to a combination of subscription rights to additional shares and proxies with respect to shares voted by certain officers of the Company which would give GE the ability to obtain the majority of the voting power of the Company.

     The transaction will be completed only after termination of the Hart-Scott-Rodino waiting period as required under antitrust laws.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 5, 1999 the Company filed a Current Report on Form 8-K dated March 29, 1999, reporting under Item 4 the resignation of the Company's independent auditors, Ernst & Young LLP.

     On May 24, 1999 the Company filed a Current Report on Form 8-K dated May 17, 1999, reporting under Item 4 the engagement of the Company's new independent auditors, Grant Thornton LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 1999 Annual Shareholders Meeting ("Proxy Statement"), under the captions "Nominees," "Continuing Directors and Executive Officers," and "Compliance With Section 16(a) of the Securities Exchange Act of 1934." This Proxy Statement will be filed with the SEC prior to October 28, 1999.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2). The following consolidated financial statements of Advanced Lighting Technologies, Inc. are included in Item 8:

        Report of Grant Thornton LLP, Independent Auditors
        Consolidated Balance Sheets as of June 30, 1999 and 1998
        Consolidated Statements of Operations for the Years Ended June 30, 1999, 1998 and 1997
        Statements of Consolidated Shareholders' Equity for the Years Ended June 30, 1999, 1998 and 1997
        Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997
        Notes to Consolidated Financial Statements

     Financial Statement Schedules:

     (2) The following Financial Statement Schedules are included in Item 14(d):

     None. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

       (3) List of Exhibits (Exhibits available upon request)

                                                                              SEQUENTIAL PAGE NUMBER/
EXHIBIT NO.                              TITLE                               INCORPORATED BY REFERENCE
-----------                              -----                               -------------------------
     2.1      Stock Purchase Agreement among Advanced Lighting
              Technologies, Inc., Ruud Lighting, Inc. and Alan J. Ruud,
              Theodore O. Sokoly, Donald Wandler, Christopher A. Ruud and
              Cynthia A. Johnson (Form 10 Q/A Exhibit 2.1)...............              (10)
     2.2      Agreement and Plan of Reorganization among Advanced
              Lighting Technologies, Inc., Advanced Acquisitions, Inc.,
              Deposition Sciences, Inc., and Lee Bartolomei, Frances and
              John Aguilera, Jr. 1992 Trust, Michael Robbins, James
              Brosnan and Norman Boling dated as of January 9, 1998......              (11)
     3.1      Amended and Restated Articles of Incorporation.............               (1)
     3.2      Code of Regulations........................................               (2)
     4.1      Reference is made to Exhibits 3.1 and 3.2..................
     4.2      Form of Stock Certificate of Common Stock of the Company...               (2)
     4.3      Indenture between Advanced Lighting Technologies, Inc. and
              The Bank of New York as Trustee dated as of March 18, 1998
              (Form 10-Q/A Exhibit 4.3)..................................              (10)
     4.4      First Supplemental Indenture dated September 25, 1998
              between Advanced Lighting Technologies, Inc. and The Bank
              of New York amending the Indenture dated March 18, 1998
              (Form 10-Q/A No. 2 Exhibit 4.1)............................              (14)
     4.5      Registration Rights Agreement dated as of March 18, 1998
              between the Registrant and Morgan Stanley & Co.,
              Incorporated (Form S-4 Exhibit 4.2)........................              (16)
     4.6      Form of Security for 8% Senior Notes due 2008 originally
              issued by Advanced Lighting Technologies, Inc. on March 18,
              1998 (Form S-4 Exhibit 4.3)................................              (16)
     4.7      Form of Security for 8% Senior Notes due 2008 to be issued by Advanced Lighting Technologies, Inc. and registered
              under the Securities Act of 1933 (Form S-4 Exhibit 4.4)....              (16)
     9.1      Form of Voting Trust Agreement dated as of October 10, 1995 by and among the Company, Wayne R. Hellman, Louis S. Fisi,
              David L. Jennings, Robert S. Roller, Juris Sulcs, James F.
              Sarver, Brian A. Hellman and Lisa Hellman, as amended
              December 20, 1995 ("Hellman Voting Trust").................               (3)
     9.2      Form of Irrevocable Proxy relating to shares formerly held
              under the Hellman Voting Trust.............................               (3)
     9.3      Form of Voting Trust Agreement dated as of January 2, 1998 by and among the Company, Alan J. Ruud, Donald Wandler,
              Theodore Sokoly, Christopher Ruud and Cynthia Johnson (the
              "Rudd Voting Trust") and Form of Irrevocable Proxy relating
              to shares formerly held under the Ruud Voting Trust........               (9)
    10.1      Employment Agreement dated as of January 2, 1998 among Ruud
              Lighting, Inc., Advanced Lighting Technologies, Inc., and
              Alan J. Ruud...............................................              (11)

                                                                              SEQUENTIAL PAGE NUMBER/
EXHIBIT NO.                              TITLE                               INCORPORATED BY REFERENCE
-----------                              -----                               -------------------------
    10.2      Aircraft Lease Agreement between LightAir, Ltd., an Ohio
              limited liability company, of which Wayne R. Hellman owns
              80% of the membership interests and Louis S. Fisi owns 20%
              of the membership interests, and Levetz Investments, Inc., an unrelated corporation engaged in the business of
              chartering aircraft and otherwise providing general
              aviation services ("Levetz Investments"), dated as of
              January 22, 1996 (Form 10-Q Exhibit 10.1)..................               (7)
    10.3      Aircraft Operating Agreement between Levetz Investments and
              Venture Lighting International, Inc., a wholly-owned
              subsidiary of the Company, dated as of January 22, 1996
              (Form 10-Q Exhibit 10.2)...................................               (7)
    10.4      Aircraft Operating Agreement between Levetz Investments and
              APL Engineered Materials, Inc., a wholly-owned subsidiary
              of the Company, dated as of January 22, 1996 (Form 10-Q
              Exhibit 10.3)..............................................               (7)
    10.5      Aircraft Dry Lease Agreement dated as of May 27, 1997 by
              and between LightAir, Ltd. and Advanced Lighting
              Technologies, Inc. (Registration Statement Exhibit
              10.26).....................................................               (8)
    10.6      Employment Agreement dated as of February 12, 1998 between
              Advanced Lighting Technologies, Inc. and Nicholas R. Sucic
              (Form 10-Q/A Exhibit 10.5).................................              (10)
    10.7      Loan Agreement dated as of October 8, 1998 between Advanced
              Lighting Technologies, Inc. and Wayne R. Hellman (Form
              10-Q/A Exhibit 10.1).......................................              (12)
    10.8      Secured Promissory Note of Wayne R. Hellman dated as of
              October 8, 1998 in the amount of $9,000,000 to Advanced
              Lighting Technologies, Inc. at the rate of 8% per annum
              (Form 10-Q/A Exhibit 10.2).................................              (12)
    10.9      Amended and Restated Employment Agreement between Wayne R.
              Hellman and Advanced Lighting Technologies, Inc. dated as
              of October 8, 1998 (Form 10-Q/A Exhibit 10.4)..............              (12)
    10.10     Copy of the Company's Amended and Restated 1995 Incentive
              Award Plan (Registration Statement Exhibit 10.1 and
              10.1/A)....................................................               (2)
    10.11     Copy of the Company's 1997 Billion Dollar Market
              Capitalization Incentive Award Plan........................
    10.12     Copy of the Company's Amended and Restated 1998 Incentive
              Award Plan.................................................
    10.13     Credit Agreement by and among the Company and certain of
              its subsidiaries and PNC Bank, National Association, as
              agent for certain other banks dated as of May 21, 1999.....
    10.14     Collateral Assignment of Split-Dollar Insurance Agreement
              dated July 10, 1993 by and between Louis S. Fisi, as
              employee, and Venture Lighting International, Inc., a
              wholly-owned subsidiary of the Company.....................
    10.15     Collateral Assignment of Split-Dollar Insurance Agreement
              dated December 7, 1993 by and between Louis S. Fisi, as
              employee, and H & F Management, Inc., a wholly-owned
              subsidiary of the Company..................................
    10.16     Collateral Assignment of Split-Dollar Insurance Agreement
              dated July 10, 1993 by and between Wayne R. Hellman, as
              employee, and Venture Lighting International, Inc., a
              wholly-owned subsidiary of the Company.....................

                                                                              SEQUENTIAL PAGE NUMBER/
EXHIBIT NO.                              TITLE                               INCORPORATED BY REFERENCE
-----------                              -----                               -------------------------
    10.17     Collateral Assignment of Split-Dollar Insurance Agreement
              dated December 7, 1993 by and between Wayne R. Hellman, as employee, and H & F Management, Inc., a wholly-owned
              subsidiary of the Company..................................
    10.18     Market Clearance Side Letter dated May 21, 1999, by and
              among PNC Bank, National Association; PNC Capital Markets,
              Inc., Advanced Lighting Technologies, Inc.; Ballastronix,
              Incorporated; Canadian Lighting Systems Holding
              Incorporated; Parry Power Systems Limited; and Venture
              Lighting Europe Ltd........................................
    10.19     Credit Agreement between Advanced Lighting Technologies,
              Inc., the institutions named therein and National City
              Bank, as Administrative Agent, dated as of January 2, 1998
              (Form 10-Q/A Exhibit 10.2) (Replaced, see 10.13)...........              (10)
    10.20     Amendment No. 1 dated as of February 26, 1998 to Credit
              Agreement between Advanced Lighting Technologies, Inc., the lending institutions named therein and National City Bank, as Administrative Agent, dated as of January 2, 1998 (Form
              10-Q/A Exhibit 10.3) (Replaced, see 10.13).................              (10)
    10.21     Amendment No. 2 dated as of May 13, 1998 to Credit
              Agreement between Advanced Lighting Technologies, Inc., the lending institutions named therein and National City Bank, as Administrative Agent, dated as of January 2, 1998
              (Replaced, see 10.13)......................................               (6)
    10.22     Letter Amendment, dated as of September 1, 1998, among
              Advanced Lighting Technologies, Inc., National City Bank
              and other financial institutions, to the Credit Agreement
              dated as of January 2, 1998 (Form 10-Q/A Exhibit 10.2)
              (Replaced, see 10.13)......................................              (14)
    10.23     Consolidated Amendment No. 1 to Credit Agreement dated
              September 10, 1998 among Advanced Lighting Technologies,
              Inc., National City Bank, and other financial institutions amending the Credit Agreement dated January 2, 1998 (Form
              10-Q/A Exhibit 10.1) (Replaced, see 10.13).................              (14)
    10.24     Letter Amendment dated as of December 22, 1998 amending the
              Credit Agreement dated January 2, 1998, among Advanced
              Lighting Technologies, Inc., National City Bank, and other financial institutions (Form 10-Q/A Exhibit 10.3)
              (Replaced, see 10.13)......................................              (12)
    10.25     Consolidated Amendment No. 2 to Credit Agreement, dated as of February 12, 1999, amending the Credit Agreement dated
              January 2, 1998, among Advanced Lighting Technologies,
              Inc., National City Bank, and other financial institutions
              (Form 8-K Exhibit 10.5) (Replaced, see 10.13)..............              (13)
    10.26     Fee Letter in connection with Consolidated Amendment No. 2 dated February 16, 1999 from Advanced Lighting
              Technologies, Inc. to the Administrative Agent and the
              Lenders (Form 8-K Exhibit 10.6) (Replaced, see 10.13)......              (13)
    11        Statement of Computation of Per Share Earnings.............
    12        Statement Regarding Computation of Ratios..................
    16.0      Letter regarding Change in Certifying Accountant...........              (15)
    21.0      Subsidiaries of the Registrant as of June 30, 1999.........
    23.1      Consent of Grant Thornton LLP..............................

                                                                              SEQUENTIAL PAGE NUMBER/
EXHIBIT NO.                              TITLE                               INCORPORATED BY REFERENCE
-----------                              -----                               -------------------------
    23.2      Consent of Ernst & Young LLP...............................
    24.1      Powers of Attorney.........................................
    27        Financial Data Schedule....................................

---------------

 (1) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

 (2) Incorporated by reference to referenced Exhibit in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11,1995.

 (3) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996.

 (4) Incorporated by reference to Exhibit 2.1 in Company's Current Report on Form 8-K dated January 2, 1998.

 (5) Intentionally omitted.

 (6) Incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K dated April 21, 1998 and filed May 5, 1998.

 (7) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1995.

 (8) Incorporated by reference to referenced Exhibit in Company's Registration Statement on Form S-1, Registration No. 333-28529, effective July 1, 1997.

 (9) Incorporated by reference to Exhibit 1 to Schedule 13D filed by Alan Ruud, et al., January 12, 1998.

(10) Incorporated by reference to referenced Exhibits in Company's Quarterly Report on Form 10-Q/A for the Quarterly Period ended March 31, 1998 filed on March 15, 1999.

(11) Incorporated by reference to Exhibit of the same number in Company's Annual Report on Form 10-K/A No. 2 for the Annual Period ended June 30, 1998 filed March 16, 1999.

(12) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q/A for the Quarterly Period ended December 31, 1998 filed March 15, 1999.

(13) Incorporated by reference to referenced Exhibit in Company's Current Report on Form 8-K dated February 16, 1999 and filed on February 23, 1999.

(14) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q/A No. 2 for the Quarterly Period ended September 30, 1998 filed March 15, 1999.

(15) Incorporated by reference to Exhibit of the same number on Company's Current Report on Form 8-K dated March 29, 1999 and filed April 5, 1999.

(16) Incorporated by reference to referenced Exhibit in Company's Registration Statement on Form S-4, Registration No. 333-58609 filed July 7, 1998.

     (b). Reports on Form 8-K.

     During the quarter ended June 30, 1999, the Company filed two Reports on Form 8-K.

     On April 5, 1999 the Company filed a Current Report dated March 29, 1999, reporting under Item 4 the resignation of the Company's independent auditors, Ernst & Young LLP.

     On May 24, 1999 the Company filed a Current Report dated May 17, 1999, reporting under Item 4 the engagement of the Company's new independent auditors, Grant Thornton LLP.

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

                                          ADVANCED LIGHTING TECHNOLOGIES, INC.

                                          By:        /s/ LOUIS S. FISI
                                            ------------------------------------
                                                       Louis S. Fisi
                                                  Executive Vice President

Date: September 28, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
            /s/ WAYNE R. HELLMAN               Chief Executive Officer and          September 28, 1999
---------------------------------------------  Director
              Wayne R. Hellman

            /s/ NICHOLAS R. SUCIC              Chief Financial Officer,             September 28, 1999
---------------------------------------------  Vice President and Treasurer
              Nicholas R. Sucic                (Chief Accounting Officer)

             /s/ FRANCIS H. BEAM               Director                             September 28, 1999
---------------------------------------------
               Francis H. Beam

             /s/ JOHN R. BUERKLE               Director                             September 28, 1999
---------------------------------------------
               John R. Buerkle

           /s/ THEODORE A. FILSON              Director                             September 28, 1999
---------------------------------------------
             Theodore A. Filson

              /s/ LOUIS S. FISI                Director                             September 28, 1999
---------------------------------------------
                Louis S. Fisi

              /s/ SUSUMA HARADA                Director                             September 28, 1999
---------------------------------------------
                Susuma Harada

              /s/ ALAN J. RUUD                 Director                             September 28, 1999
---------------------------------------------
                Alan J. Ruud

            /s/ A GORDON TUNSTALL              Director                             September 28, 1999
---------------------------------------------
              A Gordon Tunstall

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

                                          By:
                                          --------------------------------------
                                                       Louis S. Fisi
                                                      Attorney-in-Fact

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549








                                   EXHIBITS TO

                                    FORM 10-K




                      ADVANCED LIGHTING TECHNOLOGIES, INC.


                                                                                 SEQUENTIAL PAGE NUMBER/
EXHIBIT NO.                                 TITLE                                INCORPORATED BY REFERENCE
-----------------------------------------------------------------------------------------------------------
2.1               Stock Purchase Agreement among Advanced Lighting
                  Technologies, Inc., Ruud Lighting, Inc. and Alan J. Ruud,
                  Theodore O. Sokoly, Donald Wandler, Christopher A. Ruud
                  and Cynthia A. Johnson (Form 10 Q/A Exhibit 2.1)                               (10)

2.2               Agreement and Plan of Reorganization among Advanced
                  Lighting Technologies, Inc., Advanced Acquisitions, Inc.,
                  Deposition Sciences, Inc., and Lee Bartolomei, Frances and
                  John Aguilera, Jr. 1992 Trust, Michael Robbins, James Brosnan
                  and Norman Boling dated as of January 9, 1998                                  (11)

3.1               Amended and Restated Articles of Incorporation                                 (1)

3.2               Code of Regulations                                                            (2)

4.1               Reference is made to Exhibits 3.1 and 3.2

4.2               Form of Stock Certificate of Common Stock of the Company                       (2)

4.3               Indenture between Advanced Lighting Technologies, Inc. and
                  The Bank of New York as Trustee dated as of March 18, 1998
                  (Form 10-Q/A Exhibit 4.3)                                                      (10)

4.4               First Supplemental Indenture dated September 25, 1998 between
                  Advanced Lighting Technologies, Inc. and The Bank of New York
                  amending the Indenture dated March 18, 1998
                  (Form 10-Q/A No. 2 Exhibit 4.1)                                                (14)

4.5               Registration Rights Agreement dated as of March 18, 1998 between the Registrant and Morgan Stanley & Co., Incorporated
                  (Form S-4 Exhibit 4.2)                                                         (16)

4.6               Form of Security for 8% Senior Notes due 2008 originally issued by
                  Advanced Lighting Technologies, Inc. on March 18, 1998
                  (Form S-4 Exhibit 4.3)                                                         (16)

4.7               Form of Security for 8% Senior Notes due 2008 to be issued by
                  Advanced Lighting Technologies, Inc. and registered under
                  the Securities Act of 1933 (Form S-4 Exhibit 4.4)                              (16)

9.1               Form of Voting Trust Agreement dated as of October 10, 1995 by and among the Company, Wayne R. Hellman, Louis S. Fisi,
                  David L. Jennings, Robert S. Roller, Juris Sulcs, James F. Sarver,
                  Brian A. Hellman and Lisa Hellman, as amended
                  December 20, 1995 ("Hellman Voting Trust")                                      (3)

9.2               Form of Irrevocable Proxy relating to shares formerly held
                  under the Hellman Voting Trust                                                  (3)


                                                                                 SEQUENTIAL PAGE NUMBER/
EXHIBIT NO.                                 TITLE                                INCORPORATED BY REFERENCE
----------------------------------------------------------------------------------------------------------

9.3               Form of Voting Trust Agreement dated as of January 2, 1998 by and among the Company, Alan J. Ruud, Donald Wandler,
                  Theodore Sokoly, Christopher Ruud and Cynthia Johnson (the
                  "Rudd Voting Trust") and Form of Irrevocable Proxy relating to
                  shares formerly held under the Ruud Voting Trust                               (9)

10.1              Employment Agreement dated as of January 2, 1998 among Ruud
                  Lighting, Inc., Advanced Lighting Technologies, Inc., and Alan
                  J. Ruud                                                                       (11)

10.2              Aircraft Lease Agreement between LightAir, Ltd., an Ohio
                  limited liability company, of which Wayne R. Hellman owns 80%
                  of the membership interests and Louis S. Fisi owns 20% of the membership interests, and Levetz Investments, Inc., an
                  unrelated corporation engaged in the business of chartering aircraft and otherwise providing general aviation services
                  ("Levetz Investments"), dated as of January 22, 1996
                  (Form 10-Q Exhibit 10.1)                                                       (7)

10.3              Aircraft Operating Agreement between Levetz Investments and
                  Venture Lighting International, Inc., a wholly-owned subsidiary of the Company, dated as of January 22, 1996 (Form 10-Q
                  Exhibit 10.2)                                                                  (7)

10.4              Aircraft Operating Agreement between Levetz Investments and
                  APL Engineered Materials, Inc., a wholly-owned subsidiary of
                  the Company, dated as of January 22, 1996 (Form 10-Q Exhibit 10.3)             (7)

10.5              Aircraft Dry Lease Agreement dated as of May 27, 1997 by and between LightAir, Ltd.  and Advanced Lighting Technologies, Inc.
                  (Registration Statement Exhibit 10.26)                                         (8)

10.6              Employment Agreement dated as of February 12, 1998 between
                  Advanced Lighting Technologies, Inc. and Nicholas R. Sucic
                  (Form 10-Q/A Exhibit 10.5)                                                    (10)

10.7              Loan Agreement dated as of October 8, 1998 between Advanced
                  Lighting Technologies, Inc. and Wayne R. Hellman
                  (Form 10-Q/A Exhibit 10.1)                                                    (12)

10.8              Secured Promissory Note of Wayne R. Hellman dated as of
                  October 8, 1998 in the amount of $9,000,000 to Advanced
                  Lighting Technologies, Inc. at the rate of 8% per annum
                  (Form 10-Q/A Exhibit 10.2)                                                    (12)

10.9              Amended and Restated Employment Agreement between
                  Wayne R. Hellman and Advanced Lighting Technologies, Inc.
                  dated as of October 8, 1998 (Form 10-Q/A Exhibit 10.4)                        (12)

10.10             Copy of the Company's Amended and Restated 1995 Incentive
                  Award Plan (Registration Statement Exhibit 10.1 and 10.1/A)                    (2)


                                                                                 SEQUENTIAL PAGE NUMBER/
EXHIBIT NO.                                 TITLE                                INCORPORATED BY REFERENCE
----------------------------------------------------------------------------------------------------------

10.11             Copy of the Company's 1997 Billion Dollar Market Capitalization
                  Incentive Award Plan

10.12             Copy of the Company's Amended and Restated 1998 Incentive
                  Award Plan

10.13 Credit Agreement by and among the Company and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 21, 1999

10.14 Collateral Assignment of Split-Dollar Insurance Agreement dated July 10, 1993 by and between Louis S. Fisi, as employee, and Venture Lighting International, Inc., a wholly-owned subsidiary of the Company

10.15 Collateral Assignment of Split-Dollar Insurance Agreement dated December 7, 1993 by and between Louis S. Fisi, as employee, and H & F Management, Inc., a wholly-owned subsidiary of the Company

10.16             Collateral Assignment of Split-Dollar Insurance Agreement dated
                  July 10, 1993 by and between Wayne R. Hellman, as employee, and
                  Venture Lighting International, Inc., a wholly-owned subsidiary of the
                  Company

10.17 Collateral Assignment of Split-Dollar Insurance Agreement dated December 7, 1993 by and between Wayne R. Hellman, as employee, and H & F Management, Inc., a wholly-owned subsidiary of the Company

10.18             Market Clearance Side Letter dated May 21, 1999, by and among
                  PNC Bank, National Association; PNC Capital Markets, Inc.,
                  Advanced Lighting Technologies, Inc.; Ballastronix,
                  Incorporated; Canadian Lighting Systems Holding Incorporated;
                  Parry Power Systems Limited; and Venture Lighting Europe Ltd.

10.19             Credit Agreement between Advanced Lighting Technologies,
                  Inc., the institutions named therein and National City Bank, as Administrative Agent, dated as of January 2, 1998
                  (Form 10-Q/A Exhibit 10.2) (Replaced, see 10.13)                              (10)

10.20             Amendment No. 1 dated as of February 26, 1998 to Credit
                  Agreement between Advanced Lighting Technologies, Inc., the lending institutions named therein and National City Bank, as
                  Administrative Agent, dated as of January 2, 1998
                  (Form 10-Q/A Exhibit 10.3) (Replaced, see 10.13)                              (10)

10.21             Amendment No. 2 dated as of May 13, 1998 to Credit Agreement between Advanced Lighting Technologies, Inc., the lending
                  institutions named therein and National City Bank, as
                  Administrative Agent, dated as of January 2, 1998
                  (Replaced, see 10.13)                                                          (6)

                                                                                 SEQUENTIAL PAGE NUMBER/
EXHIBIT NO.                                 TITLE                                INCORPORATED BY REFERENCE
----------------------------------------------------------------------------------------------------------

10.22             Letter Amendment, dated as of September 1, 1998, among Advanced
                  Lighting Technologies, Inc., National City Bank and other financial institutions, to the Credit Agreement dated as of January 2, 1998
                  (Form 10-Q/A Exhibit 10.2) (Replaced, see 10.13)                               (14)

10.23             Consolidated Amendment No. 1 to Credit Agreement dated
                  September 10, 1998 among Advanced Lighting Technologies, Inc.,
                  National City Bank, and other financial institutions amending the
                  Credit Agreement dated January 2, 1998 (Form 10-Q/A Exhibit 10.1)
                  (Replaced, see 10.13)                                                          (14)

10.24             Letter Amendment dated as of December 22, 1998 amending the
                  Credit Agreement dated January 2, 1998, among Advanced
                  Lighting Technologies, Inc., National City Bank, and other
                  financial institutions (Form 10-Q/A Exhibit 10.3) (Replaced, see 10.13)        (12)

10.25             Consolidated Amendment No. 2 to Credit Agreement, dated as of
                  February 12, 1999, amending the Credit Agreement dated
                  January 2, 1998, among Advanced Lighting Technologies, Inc.,
                  National City Bank, and other financial institutions
                  (Form 8-K Exhibit 10.5) (Replaced, see 10.13)                                  (13)

10.26             Fee Letter in connection with Consolidated Amendment No. 2 dated
                  February 16, 1999 from Advanced Lighting Technologies, Inc. to the Administrative Agent and the Lenders
                  (Form 8-K Exhibit 10.6)  (Replaced, see 10.13)                                 (13)

11                Statement of Computation of Per Share Earnings

12                Statement Regarding Computation of Ratios

16.0              Letter regarding Change in Certifying Accountant                               (15)

21.0              Subsidiaries of the Registrant as of June 30, 1999

23.1              Consent of Grant Thornton LLP

23.2              Consent of Ernst & Young LLP

24.1              Powers of Attorney

27                Financial Data Schedule

--------------------------------

(1) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

(2) Incorporated by reference to referenced Exhibit in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.


                                                                                 SEQUENTIAL PAGE NUMBER/
EXHIBIT NO.                                 TITLE                                INCORPORATED BY REFERENCE
----------------------------------------------------------------------------------------------------------

(3)      Incorporated by reference to Exhibit of the same number in Company's
         Quarterly Report on Form 10-Q for the Quarterly Period ended March 31,
         1996.

(4) Incorporated by reference to Exhibit 2.1 in Company's Current Report on Form 8-K dated January 2, 1998.

(5)      Intentionally ommited.

(6) Incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K dated April 21, 1998 and filed May 5, 1998.

(7)      Incorporated by reference to referenced Exhibit in Company's Quarterly
         Report on Form 10-Q for the Quarterly Period ended December 31, 1995.

(8)      Incorporated by reference to referenced Exhibit in Company's
         Registration Statement on Form S-1, Registration No. 333-28529, effective July 1, 1997.

(9)      Incorporated by reference to Exhibit 1 to Schedule 13D filed by Alan
         Ruud, et al., January 12, 1998.

(10)     Incorporated by reference to referenced Exhibits in Company's Quarterly
         Report on Form 10-Q/A for the Quarterly Period ended March 31, 1998 filed on March 15, 1999.

(11)     Incorporated by reference to Exhibit of the same number in Company's
         Annual Report on Form 10-K/A No. 2 for the Annual Period ended June 30,
         1998 filed March 16, 1999.

(12)     Incorporated by reference to referenced Exhibit in Company's Quarterly
         Report on Form 10-Q/A for the Quarterly Period ended December 31, 1998 filed March 15, 1999.

(13)     Incorporated by reference to referenced Exhibit in Company's Current
         Report on Form 8-K dated February 16, 1999 and filed on February 23, 1999.

(14)     Incorporated by reference to referenced Exhibit in Company's Quarterly
         Report on Form 10-Q/A No. 2 for the Quarterly Period ended
         September 30, 1998 filed March 15, 1999.

(15)     Incorporated by reference to Exhibit of the same number on Company's
         Current Report on Form 8-K dated March 29, 1999 and filed April 5, 1999.

(16)     Incorporated by reference to referenced Exhibit in Company's
         Registration Statement on Form S-4, Registration No. 333-58609 filed
         July 7, 1998.