Form 10-K/A
period 1999-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1999-10-27
CIK 1002125

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

                                EXPLANATORY NOTE

     This Form 10-K/A amends Part III to include information regarding officers and directors which was included in preliminary proxy materials filed by the Registrant on October 20, 1999. Pursuant to General Instruction G(3) of Form 10-K, the amendment includes information originally incorporated by reference to the Registrant's definitive proxy materials. This Form 10-K/A does not amend any other Parts or Items of the Form 10-K as originally filed.

                                     INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                                                          PAGE
                                                                          ----
                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........    2
Item 11.    Executive Compensation......................................    4
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................    8
Item 13.    Certain Relationships and Related Transactions..............   10

SIGNATURES..............................................................   13

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   DIRECTORS

                                    NOMINEES

     The following table sets forth certain information regarding each of the three nominees of the Board of Directors for election as a director for the term expiring in 2002.

                                                                             DIRECTORS' TERM
          NAME              AGE                  POSITION                        EXPIRES
          ----              ---                  --------                    ---------------
Susumu Harada               48     Director                                        1999
John R. Buerkle             51     Director                                        1999
A Gordon Tunstall           55     Director                                        1999

                  CONTINUING DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding each of the five directors whose terms expire in 2000 and 2001, as well as the Company's other executive officer:

                                                                             DIRECTORS' TERM
          NAME              AGE                  POSITION                        EXPIRES
          ----              ---                  --------                    ---------------
Wayne R. Hellman            53     Chief Executive Officer and Chairman            2001
                                   of the Board of Directors
Alan J. Ruud                52     Vice Chairman, President, Chief                 2000
                                   Operating Officer and Director
Louis S. Fisi               64     Executive Vice President, Secretary             2000
                                   and Director
Francis H. Beam             63     Director                                        2000
Theodore A. Filson          60     Director                                        2001
Nicholas R. Sucic           52     Chief Financial Officer, Vice
                                   President & Treasurer*

---------------

* Executive officer only; not a director.

     Wayne R. Hellman has served as the chief executive and a director of the Company since 1995 and as chief executive or other senior officer of each of the Company's predecessor companies since 1983. From 1968 to 1983 he was employed by the lighting division of General Electric Company. While at General Electric, Mr. Hellman served as Manager of Strategy Analysis for the Lighting Business Group; Manager of Engineering for the Photo Lamp Department; Halarc Project Venture Manager; Manager of Quartz Halogen Engineering and Manager of Metal Halide Engineering. As the Halarc Project Venture Capital Manager, he was given the responsibility of developing metal halide technology. Mr. Hellman is also currently a director of Fiberstars, Inc., a manufacturer and marketer of fiber optic lighting systems. The Company owns approximately 26% of the issued and outstanding shares of Fiberstars, Inc. In 1998, Mr. Hellman married Diane Mazzola who is Mr. Fisi's step-daughter.

     Alan J. Ruud founded Ruud Lighting, Inc. in December of 1982 and has served as its chairman of the board and chief executive officer since that time. The Company acquired Ruud Lighting on January 2, 1998. At that time, Mr. Ruud was appointed to the Company's board. He currently serves as vice-chairman and a member of the Executive Committee. In June 1999, Mr. Ruud was appointed to the additional position of President and Chief Operating Officer of the Company. Mr. Ruud founded SCI. Lighting, an HID lighting manufacturer, in 1973, which was sold to McGraw Edison in 1978. Mr. Ruud managed SPI Lighting until 1982. From 1969 through 1979, Mr. Ruud also ran a consulting and lighting engineering group in Milwaukee, Wisconsin. Mr. Ruud is also currently a director of Fiberstars, Inc.

     Louis S. Fisi has served as the executive vice president and a director of the Company since 1995. He has also served as chief financial officer of the Company from 1995 to November 1996 and chief financial officer of one or more of the Company's predecessors from 1985 to November 1996, and assisted Mr. Hellman in the founding of the predecessors. From 1976 to 1985, Mr. Fisi was employed in executive and financial capacities by the Smithers Company, an international industrial company. From 1967 to 1976, he was employed as a certified public accountant by an international accounting and consulting firm currently known as Ernst & Young LLP.

     Francis H. Beam has served as a director of the Company since 1995. Since 1988, Mr. Beam has served as President of Pepper Capital Corp., a venture capital firm which he formed. Mr. Beam is also a director of The Lamson & Sessions Co., a manufacturer of thermoplastic conduit and pipe, enclosures, wiring devices and accessories. From 1959 to 1988 he was employed by Ernst &Young LLP (and its predecessors). Beginning in 1967 he held various partnership positions with that firm until his retirement in 1988 as Vice Chairman and Regional Managing Partner.

     John R. Buerkle was appointed as a director of the Company in January 1998. Mr. Buerkle has served as Executive Vice President -- Regional Director, Consumer Products, Asia-Pacific, of S.C. Johnson & Son, Inc., a company engaged in the production of consumer household products, commercial products and services and specialty polymers, since April 1995. From 1982 to 1995, Mr. Buerkle was employed in executive and managerial capacities, engaged primarily in regional business and product development and has held other managerial positions with S.C. Johnson since 1972.

     Theodore A. Filson has been a director of the Company since 1995. Mr. Filson has served as an independent consultant to the lighting industry since 1994. From 1986 to 1994 he was employed as president and chief executive officer of Advance Transformer, Inc., the largest manufacturer of lighting system power supplies in the world.

     Susumu Harada has served as a director of the Company since January 1996. Mr. Harada is the chief executive officer of the following Japanese companies:
Koto Electric, Koto Bunkogen, Iwaki Cristal and Wakoh Corporation. Mr. Harada is also the chief executive of Venture Lighting, Japan ("Venture Japan"), formerly, Koto Luminous, which is a Japanese distribution and manufacturing joint venture in which the Company owns an equity interest consisting of preferred stock. The product lines of these companies include specialty lamps, hermetic seals for quartz crystal and optical semiconductors, and digital display lamps. In 1981, Mr. Harada joined Koto as the Overseas and Domestic Sales and Planning Manager. He held a number of positions with Koto before he assumed his current position as chief executive officer in 1992.

     A Gordon Tunstall has served as a director of the Company since June 1996. He is the founder of, and for more than 18 years has served as President of, Tunstall Consulting, Inc., a provider of strategic consulting and financial planning services. Mr. Tunstall is also currently a director of Romac International, Inc., a professional and technical placement firm; Orthodontic Centers of America, Inc., a manager of orthodontic practices; Discount Auto Parts, Inc., a retail chain of automotive after market parts stores; and Horizon Medical Products, a medical device manufacturer and distributor.

     Nicholas R. Sucic joined the Company in 1996 as Special Assistant to the Chairman. He was appointed chief financial officer and treasurer in November 1996 and became Vice President in April 1997. He is a certified public accountant. From 1989 to 1996, he was employed by The Prudential Investment Corporation ("The Prudential") having served as chief financial officer and comptroller for various institutional investment units. Prior to joining The Prudential, Mr. Sucic was a partner with Ernst & Young LLP, having been associated with that firm since 1970.

                     COMPOSITION OF THE BOARD OF DIRECTORS

     Pursuant to the terms of the Company's Articles of Incorporation and Code of Regulations (By-Laws), the Board of Directors has the power to change the number of directors by resolution. The number of directors is currently set at ten members. The directors are divided into three classes. Each director in a particular class is elected to serve a three-year term or until his or her successor is duly elected and qualified. The classes are staggered so that their terms expire in successive years resulting in the election of only one class of directors each year.

     The Board of Directors currently has two vacancies, one for a term expiring in 2001 and one for a term expiring in 2002. Pursuant to the terms of the Stock Purchase Agreement relating to the General Electric Company ("GE") investment, the Company is required to fill the vacancies from a list of five GE nominees who are not affiliates of GE. GE has not yet provided the list of nominees to the Company.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership with the Securities and Exchange Commission and the Nasdaq National Market. Specific due dates for these reports have been established, and the Company is required to report in this Form 10K/A any failure to file by these dates during fiscal 1999. All of these filing requirements were satisfied by the Company's Executive Officers and directors, except that Mr. Buerkle filed a report on Form 4 relating to two stock purchase transactions in March 1999 after the required filing date.

ITEM 11.  EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

     The following tables set forth certain information with respect to all compensation paid or earned for services rendered to the Company in all capacities for the fiscal years ending June 30, 1999, June 30, 1998 and June 30,1997 by the Company's Executive Officers. No Executive Officer of the Company received restricted stock awards, grants of options or long-term incentive plan awards or payouts for the fiscal year ending June 30, 1999. The Company has not granted any stock appreciation rights. The Company has no defined benefit employee pension plan.

                           SUMMARY COMPENSATION TABLE

                                                          ANNUAL COMPENSATION
                                          ----------------------------------------------------
                                                                                  OTHER ANNUAL
                                                     SALARY          BONUS        COMPENSATION
      NAME AND PRINCIPAL POSITION         YEAR        ($)             ($)             ($)
      ---------------------------         ----       ------          -----        ------------
Wayne R. Hellman                          1999      $200,000(1)     $    -0-        $    -0-(4)
  Chief Executive Officer                 1998      $200,000(1)     $    -0-        $ 33,882(2)
                                          1997      $195,000(1)     $    -0-        $ 33,110(2)
Alan J. Ruud(3)                           1999      $192,500(1)     $    -0-        $    -0-(4)
  Vice-Chairman, President                1998      $ 92,500(1)     $    -0-        $    -0-(4)
  Chief Operating Officer
Louis S. Fisi                             1999      $175,000        $    -0-        $ 19,729(2)
  Executive Vice                          1998      $175,000        $    -0-        $    -0-(4)
  President/Secretary                     1997      $165,000        $    -0-        $    -0-(4)
Nicholas R. Sucic                         1999      $175,000(1)     $    -0-        $    -0-(4)
  Chief Financial Officer                 1998      $175,000(1)     $    -0-        $    -0-(4)
  Vice President/Treasurer                1997      $130,000(1)     $ 50,000        $    -0-(4)

                                                  LONG-TERM COMPENSATION
                                          ---------------------------------------
                                                    AWARDS                PAYOUTS
                                          ---------------------------------------
                                          RESTRICTED      SECURITIES
                                            STOCK         UNDERLYING       LTIP         ALL OTHER
                                           AWARD(S)        OPTIONS        PAYOUTS      COMPENSATION
 NAME AND PRINCIPAL POSITION    YEAR         ($)             (#)            ($)            ($)
 ---------------------------    ----      ----------      ----------      -------      ------------
Wayne R. Hellman                1999          $--               --          $--          $233,764(5)
  Chief Executive Officer       1998          --                --          --           $114,897(5)
                                1997          --                --          --           $114,897(5)
Alan J. Ruud(3)                 1999          --                --          --           $  5,065(5)
  Vice-Chairman, President      1998          --                --          --           $    -0-
  Chief Operating Officer
Louis S. Fisi                   1999          --                --          --           $235,048(5)
  Executive Vice                1998          --                --          --           $181,454(5)
  President/Secretary           1997          --                --          --           $168,092(5)
Nicholas R. Sucic               1999          --                --          --           $ 26,894(5)
  Chief Financial Officer       1998          --                --          --           $ 12,700(5)
  Vice President/Treasurer      1997          --            50,000          --           $ 12,700(5)

---------------

(1) Mr. Hellman, Mr. Ruud and Mr. Sucic are each parties to Employment Agreements with the Company. The Employment Agreement of Mr. Hellman had an initial term expiring December 31, 1998. In fiscal 1998, Mr. Hellman's Employment Agreement was extended through December 31, 2003. Mr. Ruud and Mr. Sucic are parties to similar Employment Agreements with the Company: Mr. Ruud's having an initial term expiring January 1, 2001; Mr. Sucic's having an initial term expiring on February 11, 2001. Through these Employment Agreements, Mr. Hellman, Mr. Ruud and Mr. Sucic are entitled to receive annual base compensation of $195,000, $185,000, and $175,000, respectively. In addition, Mr. Hellman, Mr. Ruud and Mr. Sucic will each be entitled to receive a bonus in amounts determined by the Compensation Committee. These Employment Agreements provide for annual increases in annual base compensation in amounts determined by the Compensation Committee during the term of these Employment Agreements. For fiscal 1999, Messrs. Hellman, Ruud, Fisi and Sucic received annual base compensation of $200,000, $192,500, $175,000 and $175,000, respectively. The Compensation Committee has not yet determined whether there will be an increase in compensation for Messrs. Hellman, Ruud, Fisi, and Sucic in fiscal 2000. Under the Employment Agreements, Mr. Hellman, Mr. Ruud and Mr. Sucic participate in Company sponsored life, health, and disability insurance coverage. Also includes compensation deferred pursuant to the Company's 401(k) deferred compensation plan.

(2) Perquisites provided to Mr. Hellman included club dues ($21,600 in fiscal 1998 and $20,785 in fiscal 1997) and automobile use and insurance ($9,771 in fiscal 1998 and $9,780 in fiscal 1997). Perquisites provided to Mr. Fisi included club dues ($7,854) and automobile use and insurance ($11,875).

(3) Mr. Ruud was elected to the office of Vice Chairman effective on January 2, 1998. All compensation amounts for fiscal 1998 exclude compensation received from Ruud Lighting, Inc. prior to its acquisition by the Company on January 2, 1998.

(4) Perquisites provided to these executive officers consisted primarily of automobile use, automobile insurance, club dues, the total of which did not exceed 10% of the person's salary and bonus.

(5) Since 1993, the Company and its predecessors have maintained split dollar life insurance policies with respect to certain key employees. In order to reduce expenses, the split dollar life insurance program was terminated effective June 30, 1999. This program applied to approximately 25 employees, including Messrs. Hellman, Fisi and Sucic. This program provided life insurance benefits and a cash value benefit which vested over a ten year period and was to be received upon termination of employment or retirement from the Company. In connection with the termination of this program the Company accelerated the vesting of the cash value benefits, providing full vesting as to the cash value in each policy. For fiscal year 1999, the amounts indicated represent the incremental value of the cash value benefits each Executive Officer received as a result of normal and accelerated vesting. For fiscal year 1998 and 1997 the amounts indicated represent the split dollar life insurance premiums. For fiscal 1999 the amounts include Company contributions to 401(k) plan in the amounts of $4,271, $2,776, $5,065 and $1,384 for Messrs. Hellman, Fisi, Ruud and Sucic respectively.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND 1999 FISCAL YEAR END OPTION VALUES

                                                          NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                                               UNDERLYING             IN-THE-MONEY
                                                          UNEXERCISED OPTIONS      OPTIONS AT FISCAL
                                                           AT FISCAL YEAR-END           YEAR-END
                                                                  (#)                     ($)
                                                              EXERCISABLE/            EXERCISABLE/
                         NAME                                UNEXERCISABLE           UNEXERCISABLE
                         ----                             --------------------    --------------------
Wayne R. Hellman......................................          -0-                      -0-
Alan J. Ruud..........................................          -0-                      -0-
Louis S. Fisi.........................................          -0-                      -0-
Nicholas R. Sucic.....................................     14,250/50,000               -0-/-0-

                           COMPENSATION OF DIRECTORS

     All directors of the Company receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. In addition, in the fiscal year ended June 30, 1999, the nonemployee directors were compensated $2,500 for each meeting of the full-board attended. Such directors will be entitled to a minimum of $10,000 if they attend 75% or more meetings of the board and committees to which they belong. No director who is an employee of the Company will receive separate compensation for services rendered as a director.

     In December 1995, the Company granted options to purchase 9,600 shares of Common Stock under the Incentive Award Plan to each of its nonemployee directors. These options were granted at an exercise price of $10.00 per share. Of these options 9,600 shares each are exercisable within 60 days of the date of the Proxy Statement by Messrs. Beam and Filson. In January, 1996, the Company granted options to purchase 9,600 shares of Common Stock at $10.25 per share under the Incentive Award Plan to Mr. Harada upon appointment to the Board of Directors, all of which are currently exercisable. In June 1996, the Company granted options to purchase 15,000 shares of Common Stock at $17.00 per share under the Incentive Award Plan to Mr. Tunstall upon appointment to the Board of Directors, all of which options are currently exercisable. In June 1996, each nonemployee director other than Mr. Harada and Mr. Tunstall (Messrs. Beam and Filson) was granted options to purchase an additional 5,400 shares at an exercise price of $17.00 per share. All of these options are currently exercisable. In September 1997, Mr. Filson was granted an option to purchase 30,000 shares of Common Stock at $23.75 per share of which 18,000 shares are currently exercisable. Each grant was made at the market price of the Company's Common Stock on the date of grant. Each option will vest 25% in the first year, 35% in the second year, and 40% in the third year from the date of grant.

     In fiscal 1999, Mr. Filson provided consulting services to the Company and received fees in the amount of $99,996. In calendar 1999, Mr. Filson has agreed to provide consulting services to the Company.

                             EMPLOYMENT AGREEMENTS

     Mr. Hellman, Mr. Ruud and Mr. Sucic are each parties to Employment Agreements with the Company. The Employment Agreements of Mr. Hellman had an initial term expiring December 31, 1998 but was extended through December 31, 2003 in fiscal 1999. Mr. Ruud and Mr. Sucic are parties to similar Employment Agreements with the Company: Mr. Ruud's having an initial term expiring January 1, 2001; and Mr. Sucic's having an initial term expiring on February 11, 2001. Through these Employment Agreements, Mr. Hellman, Mr. Ruud, and Mr. Sucic are entitled to receive annual base compensation of $195,000, $185,000, and $175,000, respectively. In addition, Mr. Hellman, Mr. Ruud and Mr. Sucic will each be entitled to receive a bonus in amounts determined by the Compensation Committee. These Employment Agreements provide for annual increases in the annual base compensation as determined by the Compensation Committee during the term of these Employment Agreements. For fiscal 1999, Messrs. Hellman, Ruud and Sucic received annual base compensation of $200,000, $192,500 and $175,000, respectively. The Compensation Committee has not yet determined whether there will be an increase in compensation for Messrs. Hellman, Ruud and Sucic in fiscal 2000. Under these Employment Agreements, Mr. Hellman, Mr. Ruud and Mr. Sucic participate in Company sponsored life, health and disability insurance coverage. Pursuant to their Employment Agreements, Mr. Hellman has agreed not to compete with the Company for a period of two years after termination of employment, and Messrs. Ruud and Sucic have agreed not to compete with the Company for a period of three years after termination of employment.

     In the event the Company terminates the Employment Agreements without cause (as defined in the Employment Agreement) Hellman, Ruud and Sucic will each be entitled to receive all payments and benefits through the remainder of the term of the Employment Agreement. In the event the Employment Agreements are terminated by Ruud or Sucic for good reason (as defined in the Employment Agreement), Ruud and Sucic will each be entitled to receive all payments and benefits through the remainder of the term of the Employment Agreement.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors requires a majority to be independent directors. During fiscal 1999, this Committee consisted of Mr. Buerkle, Mr. Filson, and Mr. Harada. Mr. Filson is a consultant to the Company and during fiscal 1999 received consultant's fees of $99,996. Mr. Harada is chief executive officer of Venture Japan, a company in which the Company has a nonvoting preferred stock interest and which purchased goods from the Company in fiscal 1999 for an aggregate price of $625,000.

     The Company has also established an Incentive Award Plan Committee which was composed of Wayne R. Hellman, the Chief Executive Officer, Louis S. Fisi, Executive Vice President, and A Gordon Tunstall, currently a consultant to the Company for Fiscal 1999. On October 11, 1999, the Board of Directors determined that the Compensation Committee should act as the Incentive Award Plan Committee. Awards to any executive officer or director under the 1995 Incentive Award Plan, the Billion Dollar Market Capitalization Plan, or the 1998 Incentive Award Plan will be approved by the entire Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      CERTAIN HOLDERS OF VOTING SECURITIES

     The following table sets forth information regarding the ownership of the Company's Common Stock as of September 30, 1999 (except with respect to GE's beneficial ownership which reflects the GE investment made on October 6, 1999), by each of the directors and executive officers of the Company, by each person or group known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and by all directors and executive officers of the Company as a group.

                                                               SHARES BENEFICIALLY
                                                                    OWNED(2)
                                                            -------------------------
                                                                             PERCENT
                   NAME AND ADDRESS(1)                       NUMBER          OF CLASS
                   -------------------                       ------          --------
Wayne R. Hellman(3).......................................  3,968,749(7)      15.8%
Alan J. Ruud(4)...........................................  3,565,434(7)      14.2%
Louis S. Fisi(5)..........................................    297,038(7)       1.2%
Nicholas R. Sucic.........................................     17,741(7)          *
Francis H. Beam...........................................     42,554             *
John R. Buerkle...........................................     16,750             *
Theodore A. Filson........................................     43,000             *
Susumu Harada(6)..........................................    157,368             *
A Gordon Tunstall.........................................     15,000             *
All Directors and Executive Officers as a Group (3)(4)(5)
  (9 Persons).............................................  7,826,596         31.2%
General Electric Company (8)..............................  4,580,887         18.2%
Wellington Management Company (9).........................  1,518,000          6.0%
Brown Investment Advisory & Trust Company/
Brown Advisory Incorporated (10)..........................  1,365,117          5.4%

---------------

*  Less than one percent

 (1) The business address of each of Messrs. Hellman, Fisi, Sucic and Filson is 32000 Aurora Road, Solon, Ohio 44139. The business addresses of Messrs. Ruud, Buerkle, Beam, Harada and Tunstall are: Mr. Ruud -- Ruud Lighting, Inc., 9201 Washington Avenue, Racine, Wisconsin 53406; Mr. Buerkle -- S.C. Johnson & Son, Inc., 1525 Howe Street, Racine, Wisconsin 53403; Mr.
     Beam -- Pepper Capital Corporation, 30195 Chagrin Boulevard, Suite 114N, Pepper Pike, Ohio 44124; Mr. Harada -- Koto Electric Co., Ltd., Bunmeido Bldg., 7th Floor, 3-16-5, Taito, Taito-Ku, Tokyo 110, Japan; and Mr. Tunstall -- Tunstall Consulting, Inc., 13153 North Dale Mabry, Suite 200, Tampa, Florida, 33618. The business address of General Electric Company is 3135 Easton Turnpike, Fairfield, CT 06431. The business address of Wellington Management Company is 75 State Street, Boston, MA 02109. The business address of Brown Investment Advisory & Trust Company/Brown Advisory Incorporated is 19 South Street, Baltimore, MD 21202.

 (2) Shares beneficially owned include the following shares which may be acquired within 60 days of the date of this proxy by exercise of options granted pursuant to the incentive award plans: Mr. Beam -- 15,000 shares; Mr. Filson -- 33,000 shares; Mr. Buerkle -- 3,750 shares; Mr.
     Harada -- 9,600 shares; Mr. Tunstall -- 15,000 shares; Mr. Sucic -- 14,250 shares. Shares beneficially owned by General Electric Company include 3,045,000 shares of Common Stock which may be acquired by General Electric Company at any time upon conversion of the Series A Stock and 1,000,000 shares of Common Stock subject to a warrant which is exercisable at any time. Percentage ownership is calculated on the basis of shares outstanding on October 20, 1999, plus shares which may be acquired within 60 days of the date of the proxy upon exercise of all options granted pursuant to the incentive award plans, totaling 771,384 shares, and the 4,045,000 shares which may be acquired by General Electric.

 (3) Includes 1,928,070 shares owned by Mr. Hellman individually; 125,000 shares owned by a limited liability company ("Hellman Ltd.") of which Mr. Hellman is the manager and as to which Mr. Hellman has sole voting and investment power; 50,000 shares owned by a private charitable foundation established by Mr. Hellman and as to which Mr. Hellman has sole voting and investment power; 70,414 shares beneficially owned by certain shareholders of the Company held under a voting trust which expires in 2005 (the "Trust") and 1,758,984 shares formerly subject to the Trust as to which Mr. Hellman holds an irrevocable proxy under similar terms. These shares, totaling 1,829,398, are referred to herein as the "Trust Shares." The Trust Shares include all shares individually owned by Mr. Louis S. Fisi, Mr. Robert S. Roller, and Mr. Juris Sulcs, Ms. Christine Hellman and Ms. Lisa Hellman, the estate of James Sarver, and trusts for the benefit of Mr. Roller's children. The Trust Shares also include shares owned by Mr. Brian Hellman. Pursuant to the terms of the Trust and the irrevocable proxies, Mr. Wayne Hellman is empowered to vote the Trust Shares for all purposes at his sole discretion, but is not provided with investment power with respect to the Trust Shares. Beneficial owners of the Trust Shares may remove the shares from the Trust or release the shares from the irrevocable proxy, as the case may be, to effect a bona fide sale free of the restrictions of the Trust. All share distributions on account of the Trust Shares become subject to the Trust, and all cash and other nonshare distributions on account of the Trust Shares are to be paid over to the grantors of the Trust. The expiration of the Trust may be accelerated under certain circumstances. Mr. Hellman does not receive any compensation for serving as voting trustee of the Trust. Mr. Hellman has granted to GE irrevocable proxies with respect to shares owned by him individually and by Hellman, Ltd. and with respect to the Trust Shares. The proxies will be effective only under certain circumstances. See Item 7 under "Recent Developments -- General Electric Company Investment." Also includes shares beneficially owned by Mr. Hellman's wife as to which Mr. Hellman disclaims beneficial ownership, consisting of 26,004 shares owned and 10,000 shares subject to options exercisable within 60 days of the date of this proxy.

 (4) Mr. Ruud has the sole power to vote 3,565,300 shares of Common Stock of which 1,497,143 shares of Common Stock are subject to the terms of a voting trust agreement dated January 2, 1998 (the "Voting Trust") or an irrevocable proxy similar to the irrevocable proxies held by Mr. Hellman, discussed above (collectively, the "Voting Trust Shares"), and the sole power to dispose of 2,068,157 shares of Common Stock. The purpose of the Voting Trust Agreement and proxies is to provide Mr. Ruud with the power to vote all of the 1,497,143 shares of Common Stock held by the signatories to the Voting Trust Agreement. The Voting Trust Shares include all shares individually owned by Messrs. Donald Wandler, Theodore O. Sokoly, Christopher A. Ruud, and Ms. Cynthia A. Johnson. Mr. Ruud has granted to GE proxies with respect to shares owned by him individually and with respect to the Voting Trust Shares. These proxies will be effective only under certain circumstances. See Item 7 under "Recent Developments -- General Electric Company Investment."

 (5) All individually owned shares are Trust Shares subject to voting control by Mr. Hellman.

 (6) Includes 142,268 shares owned by Venture Lighting, Japan, of which Mr. Harada is chief executive officer. Mr. Harada disclaims beneficial ownership of these shares.

 (7) Includes 1,889 shares purchased via the Employee Stock Purchase Plan by Mr. Sucic and 273, 121, 134 and 102 shares purchased via the Company 401(k) plan for Messrs. Hellman, Fisi, Ruud and Sucic respectively.

 (8) Includes 535,887 shares of Common Stock held by General Electric Company, 3,045,000 shares issuable upon conversion of the Series A Stock held by General Electric and 1,000,000 shares issuable upon exercise of a currently exercisable warrant held by General Electric. General Electric owns 100% of the issued and outstanding shares of Series A Stock.

 (9) Information obtained from Schedule 13G filed by the shareholder. Includes 817,000 shares as to which Wellington has shared voting power and 1,518,000 shares as to which Wellington has shared dispositive power.

(10) Information obtained from Schedule 13G filed by the shareholder. Includes 288,786 shares as to which BIATC has sole voting power and 1,330,017 shares as to which BIATC has sole voting power and 323,886 shares as to which BIATC has sole dispositive power and 1,365,117 shares as to which BIATC has sole dispositive power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                CERTAIN TRANSACTIONS WITH DIRECTORS AND OFFICERS

     The Company was formed on May 19, 1995, and acquired ownership, primarily by merger (the "Combination") of 17 affiliated operating corporations that were previously under common ownership and management (the "Predecessors").

     On September 15, 1995, one of the Predecessors transferred its nonlamp assets to H&F Five, Inc., a company owned by Messrs. Hellman, Fisi and certain other employees of the Company, for a demand promissory note from H&F Five, Inc. in the amount of $200,000 bearing interest at 8.5% per annum. Total principal and accrued interest at June 30, 1999 was $220,000, which was the largest amount outstanding at any time during fiscal 1999.

     In fiscal 1999, Mr. Filson provided consulting services to the Company and received fees in the amount of $99,996. In calendar 1999, Mr. Filson has agreed to provide consulting services to the Company.

     Mr. Harada, a director of the Company, is an executive officer, director, and a shareholder of Venture Lighting, Japan ("Venture Japan"), formerly known as Koto Luminous Ltd., a Japanese manufacturer and marketer of lighting products. Venture Japan owns 142,268 shares of the Company, which were acquired in the Combination as a result of its investment in a Predecessor. In April 1997, the Company purchased a 30% equity interest in Venture Japan. In November 1998, this equity interest was exchanged for nonvoting preferred stock in Venture Japan. Additionally, Mr. Harada and members of his family control Wakoh Corporation, a Japanese corporation. Wakoh Corporation and the Company are each 50% joint venture partners in Pacific Lighting, Inc., a British Virgin Islands holding company. The Company uses Pacific Lighting to own and hold a number of the Company's joint venture investments. Venture Japan is the Company's sole trading partner in Japan and, as a result, the Company supplies Venture Japan with materials, lamps and equipment. The Company had sales of approximately $625,000 in fiscal 1999 to Venture Japan.

     On January 22, 1996, two subsidiaries of the Company each entered into a six-year Aircraft Operating Agreement with Levetz Investments, Inc. ("Levetz"), an unrelated Ohio corporation, for the purpose of chartering a 1986 Beechcraft King Air 300 airplane (the "King Air Aircraft"), which Levetz leased from LightAir Ltd. ("LightAir"), an Ohio limited liability company owned by Mr. Hellman (80%) and Mr. Fisi (20%). On May 27, 1997, the Company entered into a ten-year Aircraft Dry Lease Agreement with LightAir for the purpose of leasing a 1993 Lear Jet 60 airplane (the "Lear Aircraft"). In each case, the leased airplanes enabled the Company to have air service into locations which are not adequately served by commercial carriers. On May 6, 1998, LightAir sold the 1986 King Air Aircraft. On April 13, 1998, LightAir purchased a 1991 Beechcraft King Air 350 airplane (the "Replacement King Air Aircraft") which Levetz leased from LightAir on the same terms as the original King Air Aircraft; however, there was no commitment by the Company or any subsidiary for a minimum number of flight hours for the Replacement King Air Aircraft (one of the subsidiaries had committed to a minimum of 200 flight hours per year on the King Air Aircraft, and another subsidiary had committed to a minimum of 75 flight hours per year on the King Air Aircraft). The Company and its subsidiaries were required to pay $950 per flight hour on the Replacement King Air Aircraft for the first 275 hours, and $550 per flight hour thereafter, plus operating and maintenance expenses. The Company had committed to a minimum of 260 flight hours per year on the Lear Aircraft. The lease rate for the Lear Aircraft was $2,500 per flight hour, plus operating costs and maintenance expenses. Levetz entered into a separate Aircraft Dry Lease Agreement with LightAir for use of the Lear Aircraft when not in use by the Company. In addition, the Company has utilized a Saab 340 Aircraft (the"Saab Aircraft") on an hourly rental basis. The Saab Aircraft was originally owned by LightAir and was subsequently transferred to LightAir II Ltd. Messrs. Hellman and Fisi guaranteed the repayment of $2.8 million of indebtedness incurred to purchase the Replacement King Air aircraft; the repayment of $8.4 million of indebtedness incurred to purchase the Lear Aircraft; and $3.0 million of indebtedness to purchase the Saab aircraft. Payments to LightAir totalled approximately $554,000 in fiscal 1997; $2,071,000 in fiscal 1998, and $588,000 in fiscal 1999. In addition, at June 30, 1999, the Company had a $59,000 payment due to LightAir. LightAir paid certain rebates and reimbursements of amounts paid by the Company. Unpaid portions of these amounts were recorded as non interest bearing receivables of the Company. The largest amount outstanding with respect to these receivables during fiscal 1999 was $137,000. There were no such receivables at June 30, 1999.

     On May 20, 1998, LightAir II Ltd. ("LightAir II"), an Ohio limited liability company owned by Mr. Hellman (50%) and Mr. Ruud (50%), acquired a 1988 Cessna Citation III aircraft. The Citation III was chartered to the Company at an average of $2,000 per hour prior to January 1999 and $2,400 per hour thereafter. Scott Air Charter of Milwaukee, Wisconsin is the charter broker for the plane. Messrs. Hellman and Ruud guaranteed the repayment of $6.4 million of indebtedness incurred to purchase the Citation III. Following transfer to LightAir II of the Saab aircraft, LightAir II made the Saab aircraft available to the Company on the same terms as were made available by LightAir. Commencing in January 1999 the arrangements with LightAir II were changed to provide for minimum payments of $55,000 per month for the Saab aircraft. The hourly usage rates for the plane were reduced from $2,000 per hour to $1,100 per hour for the Saab Aircraft. LightAir II has entered into arrangements to sell both of its aircraft and the minimum payment was reduced to $33,500 with respect to the Saab aircraft. The planes are not expected to be used for charter by the Company pending sale. Payments to LightAir II during fiscal 1998 totalled $90,000 and approximately $1,030,000 in fiscal 1999. In addition, at June 30, 1999, the Company had a $102,000 payment due to LightAir II.

     On January 2, 1998, the Company acquired all of the capital stock of Ruud Lighting, Inc. Mr. Ruud received approximately $17.8 million and 1,502,857 shares of Common Stock in the transaction. Mr. Ruud's adult children received, in the aggregate, approximately $9.3 million and 782,857 shares of Common Stock in connection with the Company's acquisition of Ruud Lighting. In November 1997, certain shareholders of Ruud Lighting, including Mr. Ruud, purchased from Ruud Lighting undeveloped real estate contiguous to its existing facility, for $345,000. The terms of the transactions were determined by arm's-length negotiation among the parties.

     Pursuant to a loan agreement dated October 8, 1998 between the Company and Mr. Hellman, its Chairman and Chief Executive Officer (the "Hellman Loan Agreement"), the Company has loaned $9,000,000 to Mr. Hellman for a one-year term at the rate of 8%. The loan was made following approval by the Company's Board of Directors (Messrs. Hellman and Fisi did not participate in the deliberations). The proceeds of the loan were used to reduce the outstanding principal balance of a loan from Prudential Securities Incorporated ("PSI"), which is secured by 2,053,070 shares of Company Common Stock owned by Mr. Hellman and Hellman Ltd. (the "Hellman Personal Shares"). In connection with the loan, the Board asked for and received Mr. Hellman's agreement to extend the term of his employment agreement to December 31, 2003. The Hellman Loan Agreement prohibits Mr. Hellman from encumbering the Hellman Personal Shares in any manner except pursuant to existing agreements governing Mr. Hellman's margin account at PSI, without consent of the Board's representative. The loan is partially secured by certain real estate owned by Mr. Hellman. Mr. Hellman has paid accrued interest on the loan through October 6, 1999. The principal on the loan was due on October 6, 1999. Members of the Board of Directors of the Company and Mr. Hellman are discussing alternative payment terms which will achieve the Board's original business objectives in making the loan and meet the Company's current business needs. The Directors and Mr. Hellman believe that these discussions will be completed by January 2000. The Board has informed Mr. Hellman that the Company may require immediate payment during these discussions if the Company requires the payment to prevent an unacceptable strain on cash resources.

     Diane Hellman, Mr. Hellman's wife, has served the Company in various marketing positions since 1985, and currently serves as Vice President of Sales and Marketing of Venture Lighting International, Inc. In fiscal 1999, Mrs. Hellman's salary, benefits and perquisites (including the normal vesting and a one-time charge for accelerated vesting resulting from the termination of the split dollar life insurance program) were $126,731. Brian Hellman, Mr. Hellman's son, has served the Company in various positions since 1992, and currently serves as Senior Business Analyst of Venture Lighting International, Inc. In fiscal 1999, Brian Hellman's salary, benefits and perquisites (including the normal vesting and a one-time charge for accelerated vesting resulting from the termination of the split dollar life insurance program) were $92,163. Deborah Rogers, Mr. Hellman's sister-in-law, has served the Company in various positions since 1994, and currently serves as Regional Sales Manager of Venture Lighting International, Inc. In fiscal 1999, Ms. Rogers' salary, benefits and perquisites were $69,857. Susan Ruud, Mr. Ruud's wife, has served the Company since 1998, and served Ruud Lighting in various positions since 1982, and currently serves as Vice President of Human Resources of the Company. In fiscal 1999,

Mrs. Ruud's salary and benefits were $66,846. Christopher Ruud, Mr. Ruud's son, has served the Company since 1998, and served Ruud Lighting in various positions since 1986, and currently serves as Vice President of Continuous
Improvement/Human Resources of Ruud Lighting. In fiscal 1999, Christopher Ruud's salary and benefits were $91,447.

     The Company does not intend to enter into any material transaction with officers or directors, or their family members, without the approval of a majority of the disinterested directors in the future.

                                 GE TRANSACTION

     On October 6, 1999, GE made an investment in the Company of $20,554,000. The additional capital resources provided by the agreed investment by GE are expected to provide additional flexibility to pursue opportunities in the metal halide business. In addition, GE and the Company have entered into a five year, renewable agreement for the supply of metal halide salts to GE. The Company and GE are in discussions with respect to other supply arrangements. The Company anticipates that the GE investment and the expansion which it will permit will result in an expanded supplier-customer relationship with GE, enhancing the Company's earnings and competitive position in the metal halide marketplace. See
Item 7 under "Recent Developments" -- General Electric Company Investment."

     The GE investment includes 761,250 shares of the Company's newly-created Series A Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the "Initial Warrant") to purchase an additional 1,000,000 shares of Common Stock of the Company, which is immediately exercisable. GE has been a holder of 535,887 shares of Company Common Stock since the Company's initial public offering in 1995. The Series A Stock, Common Stock issuable on exercise of the Initial Warrant and the Common Stock held by GE represent (after giving effect to the shares issued on exercise of the Initial Warrant) approximately 18.9% of the voting power and equity ownership of the Company. Pursuant to the terms of the Stock Purchase Agreement, GE is to provide the Company with five nominees as potential Company's Board of Directors who are not directors, officers, employees or 10% shareholders of GE. The Company is required to cause the number of such nominees serving on the Board to be equal to the greater of 20% of the number of members of the Board or the number of members which most nearly corresponds to GE's percentage ownership interest in the Company.

     The proceeds of the GE transaction have been applied principally to the reduction of short-term liabilities and outstanding amounts under the Company's principal bank credit facility.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED LIGHTING TECHNOLOGIES, INC.

                                          By: /s/ WAYNE R. HELLMAN
                                            ------------------------------------
                                            Wayne R. Hellman
                                            Chief Executive Officer

Date: October 27, 1999