Form 10-Q
period 1999-09-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 1999-11-12
CIK 1002125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------


                                    FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
                               ------------------

                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________

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

There were 20,300,182 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of October 31, 1999.

                                      INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.


                                                                            PAGE
                                                                            NO.
PART I            FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets -
                     September 30, 1999 and June 30, 1999 ..................  2

                Condensed Consolidated Statements of Operations --
                     Three months ended September 30, 1999 and 1998 ........  3

                Condensed Statement of Consolidated Shareholders' Equity --
                     Three months ended September 30, 1999..................  4

                Condensed Consolidated Statements of Cash Flows --
                     Three months ended September 30, 1999 and 1998.........  5

                Notes to Condensed Consolidated Financial Statements........  6

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................  12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk......  27


PART II     OTHER INFORMATION

Item 5.     Other Information...............................................  28

Item 6.     Exhibits and Reports on Form 8-K................................  29

SIGNATURES..................................................................  31

EXHIBIT INDEX...............................................................  32

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                      (Unaudited)        (Audited)
                                                                                     SEPTEMBER 30,        JUNE 30,
                                                                                         1999               1999
                                                                                       ---------         ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                           $   4,259         $   3,830
   Short-term investments                                                                    -                 350
   Trade receivables, less allowances of $1,186 and $1,257                                29,698            25,485
   Receivables from related parties                                                          134                48
   Inventories:
      Finished goods                                                                      23,879            24,275
      Raw materials and work-in-process                                                   17,221            16,501
                                                                                       ---------         ---------
                                                                                          41,100            40,776
   Prepaid expenses                                                                        2,476             2,354
                                                                                       ---------         ---------
Total current assets                                                                      77,667            72,843

Property, plant and equipment:
   Land and buildings                                                                     38,338            38,364
   Production machinery and equipment                                                     54,863            53,508
   Other equipment                                                                         6,413             6,413
   Furniture and fixtures                                                                 20,536            20,426
                                                                                       ---------         ---------
                                                                                         120,150           118,711
   Less accumulated depreciation                                                          18,111            16,263
                                                                                       ---------         ---------
                                                                                         102,039           102,448

Receivables from related parties                                                           5,638             5,048
Investments in affiliates                                                                 13,498            13,475
Other assets                                                                               6,647             6,586
Intangible assets                                                                         32,431            32,695
Excess of cost over net assets of businesses acquired, net                                51,012            51,411
                                                                                       ---------         ---------
                                                                                       $ 288,932         $ 284,506
                                                                                       =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt                               $   8,536         $   8,543
   Accounts payable                                                                       23,415            23,310
   Payables to related parties                                                             2,646             1,126
   Employee-related liabilities                                                            3,613             3,781
   Accrued income and other taxes                                                            988               904
   Other accrued expenses                                                                 12,732            16,550
                                                                                       ---------         ---------
Total current liabilities                                                                 51,930            54,214

Long-term debt                                                                           158,891           152,496
Other liabilities                                                                            427               355

Shareholders' equity
   Preferred stock, $.001 par value, 1,000 shares authorized, no shares issued               -                 -
   Common stock, $.001 par value, 80,000 shares authorized, 20,297 shares issued and outstanding as of September 30, 1999 and 20,278 shares issued
       and outstanding as of June 30, 1999                                                    20                20
   Paid-in-capital                                                                       190,799           190,654
   Accumulated other comprehensive income (loss)                                            (601)             (949)
   Loan receivable from officer                                                           (8,988)           (9,520)
   Retained earnings (deficit)                                                          (103,546)         (102,764)
                                                                                       ---------         ---------
                                                                                          77,684            77,441
                                                                                       ---------         ---------
                                                                                       $ 288,932         $ 284,506
                                                                                       =========         =========


See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except per share dollar amounts)

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                              -------------------------
                                                                                1999             1998
                                                                              --------         --------

Net sales                                                                     $ 56,180         $ 51,287

Costs and expenses:
   Cost of sales                                                                34,844           30,904
   Marketing and selling                                                        10,175            9,401
   Research and development                                                      3,495            3,965
   General and administrative                                                    4,035            4,505
   Amortization of intangible assets                                               675              665
                                                                              --------         --------
Income from operations                                                           2,956            1,847

Other income (expense):
   Interest expense                                                             (3,790)          (2,741)
   Interest income                                                                 220              238
   Income (loss) from equity investments                                            50             (189)
                                                                              --------         --------

Loss from continuing operations before income taxes
   and cumulative effect of accounting change                                     (564)            (845)
Income taxes                                                                       218             (174)
                                                                              --------         --------

Loss from continuing operations before
   cumulative effect of accounting change                                         (782)            (671)
Reclassification of discontinued operations to continuing operations               -                853
Cumulative effect of change in accounting for start-up costs                       -             (2,443)
                                                                              --------         --------

Net loss                                                                      $   (782)        $ (2,261)
                                                                              ========         ========

Earnings (loss) per share -- basic and diluted:
  Loss from continuing operations                                             $   (.04)        $   (.03)
  Reclassification of discontinued operations to continuing operations             -                .04
  Cumulative effect of accounting change                                           -               (.12)
                                                                              --------         --------
Earnings (loss) per share -- basic and diluted                                $   (.04)        $   (.11)
                                                                              ========         ========

Weighted average shares outstanding:
    Basic and diluted                                                           20,284           20,205
                                                                              ========         ========









See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
      CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)

                                                                               ACCUMULATED      LOAN
                                  COMMON STOCK                  COMPREHENSIVE    OTHER       RECEIVABLE   RETAINED
                               ------------------    PAID-IN        INCOME    COMPREHENSIVE     FROM      EARNINGS
                               SHARES   PAR VALUE    CAPITAL        (LOSS)    INCOME (LOSS)   OFFICER     (DEFICIT)      TOTAL
                               ------   ---------    -------        ------    -------------   -------     ---------      -----

Balance at July 1, 1999       20,278     $ 20       $ 190,654                    $ (949)    $ (9,520)    $(102,764)   $ 77,441

Net loss                                    -               -        (782)            -            -          (782)       (782)

Interest on loan to officer                                                                     (188)                     (188)

Interest payment received                                                                        720                       720

Stock issued pursuant to
  employee benefit plan           11        -              95           -             -            -             -          95

Stock purchases
  by employees                     8        -              50           -             -            -             -          50

Other comprehensive
  income (loss):
  Foreign currency
    translation adjustment                                            348
Other comprehensive                                                ------
  income (loss)                                                       348           348                                    348
                              ------     ----       ---------      ------        ------     --------     ---------    --------
Comprehensive
  income (loss)                                                    $ (434)
                                                                   ======
BALANCE AT
  SEPTEMBER 30, 1999          20,297     $ 20       $ 190,799                    $ (601)    $ (8,988)    $(103,546)   $ 77,684
                              ======     ====       =========                    ======     ========     =========    ========








See notes to condensed consolidated financial statements.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         -------------------------
                                                                           1999             1998
                                                                         --------         --------
OPERATING ACTIVITIES
   Net loss                                                              $   (782)        $ (2,261)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation                                                       1,849            1,479
         Amortization                                                         675              665
         Provision for doubtful accounts                                       24              -
         (Income) loss from equity investments                                (50)             189
         Income from discontinued operations                                  -               (853)
         Cumulative effect of accounting change                               -              2,443
         Changes in operating assets and liabilities:
            Trade receivables                                              (4,324)          (6,057)
            Inventories                                                      (324)          (5,571)
            Prepaids and other assets                                        (784)            (447)
            Accounts payable and accrued expenses                          (1,439)          (3,773)
            Payments related to special charge accruals                      (792)            (529)
            Other                                                             978             (378)
                                                                         --------         --------
                            Net cash used in operating activities          (4,969)         (15,093)

INVESTING ACTIVITIES
   Capital expenditures                                                    (1,440)          (9,313)
   Sale of short-term investments                                             350              -
   Purchases of businesses                                                    -             (3,257)
   Investments in affiliates                                                  -             (4,848)
                                                                         --------         --------
                            Net cash used in investing activities          (1,090)         (17,418)

FINANCING ACTIVITIES
   Proceeds from revolving credit facility                                 48,379           88,307
   Payments of revolving credit facility                                  (40,716)         (54,681)
   Proceeds from long-term debt                                               -                868
   Payments of long-term debt and capital leases                           (1,320)          (1,447)
   Issuance of common stock                                                   145              336
                                                                         --------         --------
                        Net cash provided by financing activities           6,488           33,383
                                                                         --------         --------

Increase in cash and cash equivalents                                         429              872
Cash and cash equivalents, beginning of period                              3,830           22,167
                                                                         --------         --------

                         CASH AND CASH EQUIVALENTS, END OF PERIOD        $  4,259         $ 23,039
                                                                         ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                       $  3,535         $  4,510
     Income taxes paid                                                        -                 60
     Capitalized interest                                                      16              209

     Detail of acquisitions:
         Assets acquired                                                 $    -           $  7,078
         Liabilities assumed                                                  -             (3,756)
                                                                         --------         --------
         Cash paid                                                            -              3,322
             Less cash acquired                                               -                (65)
                                                                         --------         --------
         Net cash paid for acquisition                                   $    -           $  3,257
                                                                         ========         ========

See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999
                          (Dollar amounts in thousands)



A. ORGANIZATION

Advanced Lighting Technologies, Inc. (the "Company" or "ADLT") is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, including materials, system components, systems, and production equipment.


B. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, consisting of normal recurring accruals. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Accounting Change - Cost of Start-Up Activities

During the fourth quarter of fiscal 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," effective July 1, 1998. The first quarter of fiscal 1999 has been restated to reflect the cumulative effect of the accounting change.

New Accounting Standards

The Company has not yet adopted Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 requires that all derivatives, such as interest rate exchange agreements (swaps), be recognized on the balance sheet at fair value. Derivatives which are not hedges must be adjusted to fair value through the results of operations. Derivatives determined to be hedges will be adjusted to fair value through either the results of operations or other comprehensive income, depending on the nature of the hedge. The Company is required to adopt FAS No. 133, as subsequently amended by FAS No. 137, on July 1, 2000. The impact, if any, on net income, comprehensive income and financial position will depend on the amount, timing and nature of any agreements entered into by the Company.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                               SEPTEMBER 30, 1999
                          (Dollar amounts in thousands)


B. BASIS OF PRESENTATION (CONTINUED)

Financial Statement Presentation Changes

Certain amounts for prior periods have been reclassified to conform to the current period reporting presentation.


C. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income," requires disclosure of comprehensive income and its components. FAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income, which for the Company includes foreign currency translation adjustments.

For the three months ended September 30, 1999 and 1998, the Company's comprehensive loss was $(434) and $(1,995), respectively.


D. BANK CREDIT FACILITY

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                               SEPTEMBER 30, 1999
                          (Dollar amounts in thousands)


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

From September 14, 1998, until the completion of a registered exchange offer to existing noteholders, the Senior Notes bear interest at 8.5%. The offer is expected to be completed within 45 days following the effectiveness of the Company's related registration statement.

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


F. SPECIAL CHARGES

At September 30, 1999, the Company had an accrual principally related to the execution of the Company's fiscal 1999 shift in strategic direction intended to accelerate and intensify the Company's focus on its metal halide products. The accrual relates to: limiting Pacific Rim expansion; changing global lamp manufacturing strategy; restructuring marketing operations in North America and Europe; accelerating an exit from noncore product lines; reducing excess overhead including staffing reductions; consolidating an equipment manufacturing operation into the Company's Solon, Ohio facility and significantly reducing the size of the operation; and, reducing capital expenditures. All actions required by the plans are expected to be completed by March 31, 2000. The amounts the Company will ultimately incur may change as the Company's plans are executed and actions are completed.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 1999
                          (Dollar amounts in thousands)


F. SPECIAL CHARGES (CONTINUED)

Details of the activity related to the fiscal 1999 special charges for the three months ended September 30, 1999 are summarized as follows:

                                                                      BALANCE AS OF      CHARGES       BALANCE AS OF
                    DESCRIPTION                     CASH/NONCASH      JUNE 30, 1999      UTILIZED      SEPT. 30, 1999
      -----------------------------------------   -----------------  ----------------  -------------  ------------------

      Lease/contract cancelations                 Cash/Noncash               $ 3,689          $ 441           $ 3,248
      Reduce staffing requirements                Cash/Noncash                   501            135               366
      Severance                                   Cash                           180             30               150
      Program cancelation                         Cash                           128             78                50
      Terminate management benefit program        Cash/Noncash                    86              -                86
      Shut-down costs of facilities               Cash                            78             53                25
      Write-off long-lived assets                 Cash/Noncash                    49             49                 -
      Other                                       Cash                           143              6               137
                                                                     ----------------  -------------  ----------------

                                                                             $ 4,854          $ 792           $ 4,062
                                                                     ================  =============  ================


G.  DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

Microsun Technologies, Inc. ("Microsun") was identified in March 1998 for disposition through a plan to distribute to ADLT shareholders all of the ownership of Microsun in a tax-free spin-off transaction estimated to be completed by December 1998. Because of the deterioration of the capital markets and the inability to raise capital necessary to spin-off the Microsun business, the Company concluded that it would wind-down the operations, close the manufacturing facilities and liquidate the assets of Microsun. At June 30, 1999, the plan of wind-down had been accomplished, the manufacturing facilities closed and substantially all assets had been disposed. Accordingly, there were no remaining discontinued operations accrued losses associated with Microsun at June 30, 1999.

In October 1999, management decided, with the approval of the Board of Directors, to retain the Microsun business as part of the Company's continuing operation. The decision to retain the business was based on management's belief that, among other reasons, the market demand for Microsun products remains substantial; the market potential will be expanded as the Microsun portable lighting fixtures will be marketed and sold along with other existing lines of products for residential use in an e-commerce format ("Microsun.com"); and the Microsun business will use the fulfillment capabilities and infrastructure of existing ADLT businesses.

In accordance with generally accepted accounting principles, the accompanying financial statements have been reclassified to present Microsun within continuing operations.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 1999
                          (Dollar amounts in thousands)


H. RELATED PARTY TRANSACTION

Pursuant to a loan agreement dated October 8, 1998, between the Company and its Chairman and Chief Executive Officer (the "CEO"), the Company loaned $9,000 to its CEO for a one-year term at an interest rate of 8%. The loan was made following approval by the Company's Board of Directors. The proceeds of the loan were used by the Company's CEO to reduce the outstanding principal balance of a margin account loan, which is secured by 2,053,070 shares of the Company's Common Stock owned by the CEO and a related entity. In connection with the loan, the Company's Board of Directors asked for and received the CEO's agreement to extend the term of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company's Common Stock in any manner except pursuant to the existing agreements governing the CEO's margin account, without the consent of the Company's Board of Directors.

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. The principal on the loan was due on October 6, 1999. Members of the Board of Directors and the CEO are discussing alternative payment terms which will achieve the Board's original business objectives in making the loan and meet the Company's current business needs. The Directors and the CEO believe that these discussions will be completed by January 2000. The Board has informed the CEO that the Company may require immediate payment during these discussions if the Company requires the payment to prevent an unacceptable strain on cash resources.


I. CONTINGENCY

In April and May 1999, three class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged shareholders of the Company on behalf of themselves and purported classes consisting of Company shareholders, other than the defendants and their affiliates, who purchased stock during the period from December 30, 1997 through September 30, 1998 or various portions thereof. A First Amended Class Action Complaint, consolidating the three lawsuits, was filed on September 30, 1999, and the action is now pending before a single judge. The named defendants in the case - styled In re Advanced Lighting Technologies, Inc. Securities Litigation, Master File No. 1:99CV836, pending before the United States District Court, Northern District of Ohio - are the Company and its Chairman and Chief Executive Officer.

The First Amended Class Action Complaint alleges generally that certain disclosures attributed to the Company contained misstatements and omissions alleged to be violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, including claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to the Company's

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 1999
                          (Dollar amounts in thousands)


I. CONTINGENCY (CONTINUED)

financial performance and prospects and alleged violations of generally accepted accounting principles by, among other things, improperly recognizing revenue and improper inventory accounting. The Complaint seeks certification of the purported class, unspecified compensatory and punitive damages, pre- and post-judgment interest and attorneys' fees and costs.

The Company and the CEO believe that these claims lack merit and they intend to vigorously defend against these actions.


J. SUBSEQUENT EVENT -- GENERAL ELECTRIC COMPANY INVESTMENT

During September 1999, General Electric Company ("GE") executed a definitive agreement to make an investment in the Company of $20,554. During October 1999, GE completed the investment in the Company. In exchange for the investment, GE received 761,250 shares of the Company's newly-created Series A Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the "Initial Warrant") to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which is immediately exercisable at $.01 per share. GE has been a holder of 535,887 shares of Company Common Stock since the Company's initial public offering in 1995. The Series A Stock, Common Stock issuable on exercise of the Initial Warrant, and the Common Stock held by GE represent (after giving effect to the shares issued on exercise of the Initial Warrant) approximately 18.8% of the voting power and equity ownership of the Company after the GE investment. The proceeds of the transaction were applied principally to the reduction of short-term liabilities and outstanding amounts under the Company's Bank Credit Facility.

The Series A Stock has a liquidation preference of $27 per share, plus an amount equal to 8% per annum from the date of issuance to the date of payment ("Liquidation Preference Amount"). The Company is required to redeem any shares of Series A Stock which have not been converted or retired on September 30, 2010. In addition, GE may, by notice, require the Company to redeem the outstanding Series A Stock, within one year following either September 30, 2004, or the occurrence of certain corporate events. If the Company fails to maintain certain financial ratios, GE will have the right to acquire a combination of subscription rights to additional shares and proxies with respect to shares voted by certain officers of the Company, giving GE the ability to obtain the majority of the voting power of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollar amounts in thousands)

This report on Form 10-Q may contain forward-looking statements. For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. Such factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission.

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

RECENT DEVELOPMENTS

GENERAL ELECTRIC COMPANY INVESTMENT

On September 28, 1999, General Electric Company ("GE") entered into a definitive agreement to make an investment in the Company of $20,554. On October 6, 1999, GE completed the investment in the Company.

The additional capital resources provided by the GE investment are expected to provide additional flexibility to pursue opportunities in the metal halide business. In addition, GE and the Company have entered into a five year, renewable agreement for the supply of metal halide salts to GE. The Company and GE are in discussions with respect to other supply arrangements. The Company anticipates that the GE investment and the expansion which it will permit will result in an expanded supplier-customer relationship with GE, enhancing the Company's earnings and competitive position in the metal halide marketplace.

The GE investment includes 761,250 shares of the Company's newly-created Series A Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the "Initial Warrant") to purchase an additional 1,000,000 shares of Common Stock of the Company (subject to adjustment), which is immediately exercisable. GE has been a holder of 535,887 shares of Company Common Stock since the Company's initial public offering in 1995. The Series A Stock, Common Stock issuable on exercise of the Initial Warrant and the Common Stock held by GE represent (after giving effect to the shares issued on exercise of the Initial Warrant) approximately 18.8% of the voting power and equity ownership of the Company. See "Terms of the Series A Stock" and "Terms of the Initial Warrant." Pursuant to the terms of the Stock Purchase Agreement, GE is to provide the Company with five nominees as potential Company's Board of Directors who are not directors, officers, employees or 10% shareholders of GE. The Company is required to cause the number of such nominees serving on the Board to be equal to the greater of 20% of the number of members of the Board or the number of members which most nearly corresponds to GE's percentage ownership interest in the Company.

The proceeds of the GE transaction have been applied principally to the reduction of short-term liabilities and outstanding amounts under the Company's Credit Facility, and have the effect of increasing available borrowings under the Company's Credit Facility.

The following summaries of the terms of the Series A Stock, the Terms of the Initial Warrant and Additional Terms of the GE Transaction are summaries of the definitive documents in connection with the GE investment.

Terms of the Series A Stock

The Series A Stock is a newly authorized series of preferred stock of the Company created for issuance in the GE transaction. 761,250 shares of Series A Stock have been authorized and issued to GE. The Series A Stock has a liquidation preference of $27 per share, plus an amount equal to 8% per annum from the date of issuance to the date of payment ("Liquidation Preference Amount").

Each outstanding share of Series A Stock is convertible at any time into four shares (subject to adjustment as described below) of Common Stock of the Company. Prior to conversion, holders of Series A Stock are entitled to vote in all shareholder matters together with the holders of Company Common Stock as a single class. In any such vote, the holders of Series A Stock are entitled to four votes (equal to the number of shares of Common Stock into which the Series A Stock held may initially be converted).

The Company is required to redeem any shares of Series A Stock which have not been converted or retired on September 30, 2010. Any such redemption would be made at the Liquidation Preference Amount. In addition, holders of the Series A Stock may require the Company to redeem their shares of Series A Stock by giving notice to the Company on or before September 30, 2004. If such notice is given, the Company will be required to make such redemption on or prior to September 30, 2005. In addition, holders of Series A Stock will be entitled to require the Company to redeem the Series A Stock following the occurrence of any of the following events (each a "Triggering Event"): (1) failure of the shareholders of the Company to approve, at the 1999 annual meeting, proposals necessary for exercise of any rights to acquire beneficial ownership of additional shares of Common Stock as described in "Additional Terms of the GE Transaction"; or (2) any action by the Company to give effect to certain major corporate actions, including actions to merge, sell all or a substantial portion of its assets (other than in the ordinary course of business), issue capital stock, incur or have outstanding indebtedness for borrowed money in excess of $210,000. Upon the occurrence of a Triggering Event, the holders of the Series A Stock may require the Company to redeem their shares of Series A Stock by giving notice to the Company within 90 days following the Triggering Event. If such notice is given, the Company will be required to make such redemption within one year following such notice. Any such redemption would be made at the Liquidation Preference Amount. Under the terms of the bank's revolving credit facility and the indenture (the "Indenture") relating to the Company's Senior Notes due 2008, the redemption of the Series A Stock would currently constitute an event of default, permitting acceleration of the related indebtedness. If prior consent of the banks is obtained, the redemption is permitted under the credit facility. Payments for the redemption of equity securities are "Restricted Payments" under the Indenture. The total of all "Restricted Payments" under the Indenture (with exceptions not applicable to stock redemption) cannot exceed one-half of the total of consolidated net earnings of the Company (excluding consideration of certain unusual items) from April 1, 1998 (taken as a single period) plus the amount of proceeds received from sales of non-redeemable stock. As of September 30, 1999, the Company had a net loss, excluding extraordinary items, of $79,442 for the period. Until this deficit has been cured, the Company cannot redeem the Series A Stock without causing an event of default with respect to the Senior Notes. In addition, the Indenture prohibits Restricted Payments (with exceptions not applicable to stock redemptions) at any time where the ratio of EBITDA to Interest Expense for the preceding four fiscal quarters does not exceed 2.5 to 1.

Subject to approval by Company shareholders, if the Company fails to make any redemption as required (subject to permitted deferrals in the event that such redemption would cause an event of default with respect to certain indebtedness of the Company), the conversion ratio of the Series A Stock would be increased from four shares of Common Stock to eight shares of Common Stock per share of Series A Stock. In addition, also subject to the approval of Company shareholders, the conversion ratio will be subject to adjustment to prevent dilution of the interest of GE by the issuance of Common Stock after October 6, 1999. Except for issuance of shares under existing employee benefit plans, and certain other enumerated exceptions, any shares of Common Stock issued at a price below $6.75 per share, or, if higher, below the then current market price, would result in adjustment of the conversion ratio. Any adjustment in the conversion ratio would not affect the voting power represented by shares of Series A Stock prior to conversion.

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

Terms of the Initial Warrant

The Initial Warrant entitles the holder to purchase shares of Company Common Stock at $.01 per share. The Initial Warrant is immediately exercisable for 1,000,000 shares (subject to adjustment) of Common Stock. The number of shares subject to the Initial Warrant will be subject to adjustment, after approval by Company shareholders, at any time prior to exercise if the Company issues Common Stock at a price below $6.75 per share or, if higher, below the then current market price.

Additional Terms of the GE Transaction

In addition to GE's initial investment, under certain circumstances, GE will be entitled to make additional investments in the Company and receive the right to vote additional shares of Company Common Stock. The exercise of certain of these rights is subject to applicable law, including the Ohio Control Share Acquisition Act and the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Approval"). GE and the Company entered into a Contingent Warrant Agreement ("Contingent Warrant Agreement"). The Contingent Warrant Agreement identifies certain occurrences which will entitle GE to exercise these rights.

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

Upon the Third Occurrence (defined below), GE would receive the right to vote the number of shares then owned by Mr. Ruud, and the right to vote the number of shares as to which Mr. Ruud then has voting power pursuant to the Ruud Voting Trust or Irrevocable Proxies granted with respect to shares removed from the Ruud Voting Trust, currently approximately 3.6 million shares (the "Ruud Shares"). The effectiveness of this right requires that the conditions for the effectiveness of the proxies following the Second Occurrence have been satisfied, and that any additional provisions of the Ohio Control Share Acquisition Act required with respect to proxies or the Ruud Shares be satisfied. If the proxies on the Ruud Shares become effective after the Third Occurrence, GE will have the right to vote the Ruud Shares and will be entitled to exercise approximately 48.4% of the then outstanding voting power of the Company (assuming that none of the Hellman Shares or the Ruud Shares have been sold by the beneficial owners, no exercise by GE of the Contingent Warrants and no issuance of additional shares by the Company other than pursuant to the GE transaction). If the Company has not already made an Offer to Repurchase Notes, it will be required to make the offer upon effectiveness of the proxy on the Ruud Shares. In addition, GE will receive an additional warrant (the "Second Contingent Warrant") which will entitle GE to purchase additional shares of Common Stock at the then current market price. The number of shares subject to the Second Contingent Warrant will be the number of shares necessary to give GE 50% plus one vote of the voting power of the Company (including the exercise of all outstanding Warrants, shares subject to irrevocable proxies, the shares subject to the Second Contingent Warrant and all proxies held with respect to Hellman Shares and Ruud Shares). Subject to shareholder approval, after the Third Occurrence, if the Company issues additional shares of Common Stock to anyone other than GE, GE will be entitled to purchase, on the same terms given to the third party, the number of shares required to maintain GE's voting power.

The basis for GE's additional rights will be the failure of the Company to maintain a 2.0 to 1.0 ratio of EBITDA (as defined) to Interest Expense (as defined) over the applicable measurement periods. The first measurement period is the six months ended December 31, 1999. Thereafter, the measurement periods are the six months ending on the last day of each successive fiscal quarter until September 30, 2010. The first failure to maintain the required ratio would be the "First Occurrence," the second such failure would be the "Second Occurrence" and the third such failure would be the "Third Occurrence." However, after the First Occurrence, if the Company maintains the required ratio in the three fiscal quarters immediately prior to the measurement period in which a failure occurs, a Second Occurrence or Third Occurrence, as the case may be, would not be effective, if the Company maintained the required ratio for the measurement period immediately following the measurement period in which such occurrence would otherwise have been effective. Under the terms of the transaction, EBITDA consists of net earnings, plus interest expense, plus depreciation and amortization, plus income taxes, less extraordinary gains and gains from asset sales plus extraordinary losses and losses from asset sales. Interest Expense consists of interest expense (net of interest income) calculated in accordance with generally accepted accounting principles, but excludes amortization of deferred financing costs not exceeding $125 in any fiscal quarter.

DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

Microsun Technologies, Inc. ("Microsun") was identified in March 1998 for disposition through a plan to distribute to ADLT shareholders all of the ownership of Microsun in a tax-free spin-off transaction estimated to be completed by December 1998. Because of the deterioration of the capital markets and the inability to raise capital necessary to spin-off the Microsun business, the Company concluded that it would wind-down the operations, close the manufacturing facilities and liquidate the assets of Microsun. At June 30, 1999, the plan of wind-down had been accomplished, the manufacturing facilities closed and substantially all assets had been disposed. Accordingly, there were no remaining discontinued operations accrued losses associated with Microsun at June 30, 1999.

In October 1999, management decided, with the approval of the Board of Directors, to retain the Microsun business as part of the Company's continuing operation. The decision to retain the business was based on management's belief that, among other reasons, the market demand for Microsun products remains substantial, the market potential will be expanded as the Microsun portable lighting fixtures will be marketed and sold along with other existing lines of products for residential use in an e-commerce format ("Microsun.com"), and the Microsun business will use the fulfillment capabilities and infrastructure of existing ADLT businesses.

In accordance with generally accepted accounting principles, the accompanying financial statements have been reclassified to present Microsun within continuing operations.

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

UPDATE ON IN-PROCESS RESEARCH AND DEVELOPMENT

The Company's research and development projects acquired in connection with the January 1998 acquisition of Deposition Sciences, Inc. are generally progressing in line with the estimates set forth in the Company's 1999 Annual Report on Form 10-K.

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's Condensed Consolidated Statements of Operations for the indicated periods:

                                                                                Three Months Ended
                                                                                   September 30,
                                                                            ----------------------------
                                                                               1999            1998
                                                                            ------------    ------------

    Net sales                                                                      100%            100%

    Costs and expenses:
       Cost of sales                                                               62.0            60.3
       Marketing and selling                                                       18.1            18.3
       Research and development                                                     6.2             7.7
       General and administrative                                                   7.2             8.8
       Amortization of intangible assets                                            1.2             1.3
                                                                            ------------    ------------
    Income from operations                                                          5.3             3.6

    Other income (expense):
       Interest expense                                                            (6.8)           (5.3)
       Interest income                                                              0.4             0.5
       Loss from equity investments                                                 0.1            (0.4)
                                                                            ------------    ------------

    Loss from continuing operations before income taxes
       and cumulative effect of accounting change                                  (1.0)           (1.6)
    Income taxes                                                                    0.4            (0.3)
                                                                            ------------    ------------

    Loss from continuing operations before
       cumulative effect of accounting change                                      (1.4)           (1.3)
    Reclassification of discontinued operations to continuing operations              -             1.7
    Cumulative effect of change in accounting for start-up costs                      -            (4.8)
                                                                            ------------    ------------

    Net loss                                                                      (1.4%)          (4.4%)
                                                                            ============    ============


Factors which have affected the results of operations for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 are discussed below.

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1998

Net sales. Net sales increased 9.5% to $56,180 in the first quarter of fiscal 2000 from $51,287 in the first quarter of fiscal 1999. Sales in the first quarter of fiscal 1999 included lamp equipment sales of $2,554. The first quarter of fiscal 1999 is the last quarter in which the Company recorded lamp equipment sales. Excluding these sales, net sales increased 15.3% from $48,733 in the first quarter of fiscal 1999.

Fiscal 2000 first quarter sales reflect continued growth in the sales of the Company's core U.S. metal halide operations, in non-metal halide products, and in overseas sales. The Company's metal halide sales increased 9% (10% increase in the United States) from the year ago period, excluding lamp equipment sales in the first quarter of fiscal 1999. The Company's core metal halide materials business, a key indicator of industry trends, was up 28% from fiscal 1999. Geographically, these sales of materials were up 16% in the U.S. and grew 47% outside the U.S. Sales of Uni-Form(R) pulse start products continue to accelerate to an estimated 6% share of new metal halide installations.

Sales outside the U.S. increased 14%, excluding the lamp equipment sales in the first quarter of fiscal 1999. The Company attributes the increase in these sales to the resurgence and recovery of foreign economies, especially in the Pacific Rim. Sales of non-metal halide products grew 36%, representing strong sales of the Company's materials, particularly thin-film optical coating materials.

Sales increases were driven by increased volume in the Company's materials, components and systems. Pricing in the metal halide lighting business is competitive, and prices for the Company's products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company's product pricing.

Cost of Sales. Cost of sales increased 12.7% to $34,844 in the first quarter of fiscal 2000 from $30,904 in the first quarter of fiscal 1999. The increase was primarily attributable to increased unit volume. As a percentage of net sales, cost of sales increased to 62.0% in the first quarter of fiscal 2000 from 60.3% in the first quarter of fiscal 1999.

Marketing and Selling Expenses. Marketing and selling expenses increased 8.2% to $10,175 in the first quarter of fiscal 2000 from $9,401 in the first quarter of fiscal 1999. Marketing and selling expenses, as a percentage of net sales, remained relatively comparable at 18.1% in the first quarter of fiscal 2000 as compared to 18.3% in the first quarter of fiscal 1999.

Research and Development Expenses. Research and development expenses decreased 11.9% to $3,495 in the first quarter of fiscal 2000 from $3,965 in the first quarter of fiscal 1999. Research and development expenses are incurred related to: (i) expansion of the new line of Uni-Form (R) pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems;
(iii) development of new materials for the world's major lighting manufacturers; and, (iv) research and development efforts aimed at improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. The decrease in research and development was primarily a result of a reduction in spending related to the development of pulse start lamps. As a percentage of net sales, research and development expenses decreased to 6.2% in the first quarter of fiscal 2000 from 7.7% in the first quarter of fiscal 1999.

General and Administrative Expenses. General and administrative expenses decreased 10.4% to $4,035 in the first quarter of fiscal 2000 from $4,505 in the first quarter of fiscal 1999. As a percentage of net sales, general and administrative expenses decreased to 7.2% in the first quarter of fiscal 2000 from 8.8% in the first quarter of fiscal 1999. The decrease as a percentage of net sales primarily reflects a spending growth rate which is lower than sales increases through the leveraging of fixed costs as sales levels increase and also reflects the Company's efforts to control general and administrative costs.

Amortization of Intangible Assets. Amortization expense increased slightly to $675 in the first quarter of fiscal 2000 from $665 in the first quarter of fiscal 1999. Amortization expense relates primarily to the amortization of goodwill and other intangible assets related to the January 1998 acquisitions of Ruud Lighting, Inc. and Deposition Sciences, Inc.

Income from Operations. As a result of the items noted above, income from operations in the first quarter of fiscal 2000 increased to $2,956 from $1,847 in the first quarter of fiscal 1999. As a percentage of net sales, income from operations increased to 5.3% in the first quarter of fiscal 2000 from 3.6% in the first quarter of fiscal 1999.

Interest Expense. Interest expense increased to $3,790 in the first quarter of fiscal 2000 from $2,741 in the first quarter of fiscal 1999. This increase resulted primarily from the higher average debt outstanding during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999, and to a lesser extent, due to increases in interest rates.

Interest Income. Interest income decreased to $220 in the first quarter of fiscal 2000 from $238 in the first quarter of fiscal 1999. This decrease is attributable to lower average cash equivalents and short-term investments in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999.

Income (Loss) from Equity Investments. The income from equity investments in the first quarter of fiscal 2000 represents $50 of earnings from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The loss from equity investments in fiscal 1999 represents $53 of earnings from the Company's investment in Fiberstars, Inc., offset by a $242 loss from the Company's investment in Venture Lighting Japan, a manufacturer and marketer of metal halide lamps in Japan.

Loss from Continuing Operations before Income Taxes. The Company incurred a loss from continuing operations before income taxes of $564 during the first quarter of fiscal 2000 as compared to a loss from continuing operations before income taxes of $845 during the first quarter of fiscal 1999.

Income Taxes. Income tax expense was $218 for the first quarter of fiscal 2000 as compared to an income tax benefit of $174 in the first quarter of fiscal 1999. The income tax expense in the first quarter of fiscal 2000 relates primarily to certain of the Company's foreign operations.

At June 30, 1999, the Company had net operating loss carryforwards ("NOLs") of $57,309 available to reduce future United States federal taxable income, which expire in varying amounts from 2008 to 2019.

The Company also has research and development credit carryforwards for tax purposes of approximately $3,006, which expire in varying amounts from 2005 to 2019. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $162, which may be used indefinitely to reduce regular federal income taxes.

Also at June 30, 1999, the Company had foreign net operating loss carryforwards for tax purposes totaling $5,209, that expire in varying amounts from 2000 to 2005 and $10,587 that have no expiration dates.

Reclassification of Discontinued Operations to Continuing Operations. See "Discontinued Operations Subsequently Retained" and Note G of "Notes to Condensed Consolidated Financial Statements (Unaudited)" for further discussion.

Cumulative Effect of Change in Accounting for Start-Up Costs. During the fourth quarter of fiscal 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," effective July 1, 1998. The first quarter of fiscal 1999 has been restated to reflect the cumulative effect of the accounting change of $2,443.

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

Cash increased $429 during the first quarter of fiscal 2000. Uses of cash consisted of $4,969 used in operating activities and $1,090 used in investing activities. These uses of cash were offset by net financing activities of $6,488.

Net cash used in operating activities. Net cash used in operating activities totaled $4,969 during the first quarter of fiscal 2000 as compared to $15,093 in the first quarter of fiscal 1999. The increase in trade receivables of $4,324 accounted for a large part of this usage, and was primarily a result of the increase in sales. In spite of this usage of cash in the first quarter, the Company intends to manage its cash resources to generate positive cash flow from operating activities for the full fiscal year 2000 and beyond.

Net cash used in investment activities. During the first quarter of fiscal 2000, investing activities used $1,090 of cash, which was primarily represented a $1,440 usage for capital expenditures offset by a $350 source of funds from the sale of a short-term investment.

Capital expenditures, primarily for production equipment and leasehold and facility improvements, totaled $1,440 during the first quarter of fiscal 2000 as compared to $9,313 during the first quarter of fiscal 1999. Capital expenditures in fiscal 2000 related to additional machinery and equipment to improve production processes, which should result in increased productivity and capacity in the production of lamps, power supplies and other lighting system products.

The Company has modified its current growth and capital expansion plans due to the present limited availability of cash resources. Specifically, the Company will limit its capital expenditures for at least the next twelve months and, as a result, the Company has postponed the acquisition of certain capital equipment and, for all practical purposes, facilities expenditures have been completed.

As a result of the Company's decision to terminate joint venture equipment contracts in the quarter ended December 31, 1998, approximately $6,500 of new production equipment is available for installation at the Company's Solon, Ohio lamp manufacturing facility. The Company estimates its maintenance level for capital expenditures will approximate $6,000 to $8,000 over the next twelve months. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.

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

Net cash provided by financing activities. During the first quarter of fiscal 2000, net financing activities provided cash of $6,488, which included $7,663 of cash provided from net borrowings under the Company's revolving credit facilities, net of repayments of long-term debt and capital leases of $1,320.

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

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. The principal on the loan was due on October 6, 1999. Members of the Board of Directors and the CEO are discussing alternative payment terms which will achieve the Board's original business objectives in making the loan and meet the Company's current business needs. The Directors and the CEO believe that these discussions will be completed by January 2000. The Board has informed the CEO that the Company may require immediate payment during these discussions if the Company requires the payment to prevent an unacceptable strain on cash resources.

Ability to advance future operations. The Company has begun to implement, and will continue to implement, changes in its operations and investment activities intended to reduce the use of its cash resources to a level at or below the cash flow generated by its operations and investments.

The Company's working capital (current assets less current liabilities) at September 30, 1999 was $25,737, resulting in a working capital ratio of current assets to current liabilities of 1.5 to 1.0, as compared to $18,629 or 1.3 to
1.0 at June 30, 1999. As of September 30, 1999, the Company had $4,259 in cash and cash equivalents.

The interest-bearing obligations of the Company totaled $167,427 as of September 30, 1999, and consisted of: $44,239 of borrowings under the Bank Credit Facility; $100,000 of 8% Senior Notes; mortgages of $16,915; a promissory note due to an affiliate of $3,000; borrowings of a foreign subsidiary of $1,715; capital leases of $1,547; and, other obligations of $11.

In May 1999, the Company replaced its existing Credit Facility with a $50,000 revolving credit loan and $25,000 term loan provided by several financial institutions. Subsequent to June 30, 1999 the Company reduced its commitment to a $40,000 revolver and $20,000 term loan. Proceeds from the facility were used to repay the Company's existing credit facility and certain other long-term debt. The revolving credit loan has a three-year term expiring in May 2002. Interest rates on loans outstanding are based, at the Company's option, on LIBOR plus 2.75% or the agent bank's prime rate. Availability of borrowings is determined by the Company's eligible accounts receivable and inventories. Following the GE investment on October 6, 1999, after the proceeds were applied to reduce the term loan to $20,000 under the Bank Credit Facility and apply the remainder of the proceeds to reduce the revolving credit loan. The term loan has a five-year term expiring in May 2004. The Company pays monthly principal payments of $298, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company's option, on LIBOR plus 3.25% or the agent bank's prime rate.

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

The Company believes that the available cash, cash flow from operations, and the initiatives outlined above, along with availability of approximately $15,000 under its existing Bank Credit Facility after giving effect to the GE investment, will enable the Company to fund its operations for at least the next 12 months.

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

The Company is in the process of implementing contingency plans to protect it from Year 2000 failures. These plans are mostly complete and will result in limited additional expenditures. Primarily these expenditures have been in the form of increased inventory and the addition of some generating and auxiliary heating equipment to protect facilities.The Company anticipates that additional total costs will not have a material impact on the ongoing results of operations.

Risks. In the early weeks of 2000, the Company may experience some random supply chain disruptions that may affect its ability to produce and distribute key products. These disruptions will be material if the United States experiences significant interruptions in basic services, such as the electric power grid, natural gas, telephone service or the banking systems. And while recent data on the readiness of the electric power utilites have been increasingly more positive, the Company's highest level of contingency planning is being focused in this area.

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

Completion. Based on management's assessment of current progress, the Company believes it will complete the limited amount of Year 2000 modifications and contingency plans that remain before the end of 1999. The Company is in close contact with its key hardware and software suppliers, and will implement any future updates shortly after they are released.The Company can give no assurance that the Company's Year 2000 preparations will prevent disruptions in its business resulting from Year 2000 problems of the Company, its suppliers or its customers, or that costs to the Company of its preparations or any disruptions will not be material.

FOREIGN CURRENCY

Approximately 34% of the Company's net sales in fiscal 1999, were denominated in currencies other than U.S. dollars, principally Pounds Sterling, Australian dollars and Canadian dollars. A weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company. The Company currently does not hedge its foreign currency exposure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 1999, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

PART II. OTHER INFORMATION

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

ITEM 5. OTHER INFORMATION

(a) As previously reported, pursuant to a loan agreement dated October 8, 1998, between the Company and Mr. Hellman, its Chairman and Chief Executive Officer (the "Hellman Loan Agreement"), the Company has loaned $9,000,000 to Mr. Hellman for a one-year term at the rate of 8%. The loan was made following approval by the Company's Board of Directors (Messrs. Hellman and Fisi, Executive Vice President and a director of the Company, did not participate in the deliberations). The proceeds of the loan were used to reduce the outstanding principal balance of a loan from Prudential Securities Incorporated ("PSI"), which is secured by 2,053,070 shares of the Company Common Stock owned by Mr. Hellman and Hellman Ltd. (the "Hellman Personal Shares"). In connection with the loan, the Board asked for and received Mr. Hellman's agreement to extend the term of his employment agreement to December 31, 2003. The Hellman Loan Agreement prohibits Mr. Hellman from encumbering the Hellman Personal Shares in any manner except pursuant to existing agreements governing Mr. Hellman's margin account at PSI, without consent of the Board's representative.

The CEO has paid accrued interest of $720,000 on the loan through October 6, 1999. The principal on the loan was due on October 6, 1999. Members of the Board of Directors and the CEO are discussing alternative payment terms which will achieve the Board's original business objectives in making the loan and meet the Company's current business needs. The Directors and the CEO believe that these discussions will be completed by January 2000. The Board has informed the CEO that the Company may require immediate payment during these discussions if the Company requires the payment to prevent an unacceptable strain on cash resources.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
                                                                  SEQUENTIAL
                                                                  PAGE NUMBER/
EXHIBIT                                                           INCORPORATED
NUMBER            TITLE                                           BY REFERENCE
------            -----                                           ------------

 3.1     Second Amended and Restated Articles of Incorporation                *

 3.2 Certificate of Adoption of Amended and Restated Articles of Incorporation of the Company filed as of October 6, 1999, with the Ohio Secretary of State relating to the Series A Convertible Preferred Shares

 3.3     Code of Regulations                                                 **

 4.1     Reference is made to Exhibits 3.1, 3.2 and 3.3

 4.2 Registration Rights Agreement dated as of September 30, 1999, by and between the Company and General Electric Company

10.1 Side Letter Agreement dated August 5, 1999 by and among the Company and certain of its subsidiaries, PNC Bank, National Association, and BankBoston, N.A. relating to the Credit Agreement by and among the Company and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 21, 1999

10.2 Assignment and Acceptance Agreement by and among the Company, PNC Bank National Association, and BankBoston, N.A. dated as of August 5, 1999

10.3 First Amendment Agreement by and among the Company and certain of its subsidiaries and PNC Bank, National
         Association, as agent for certain other banks dated as of August 17, 1999, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999

10.4 Second Amendment Agreement by and among the Company and certain of its subsidiaries and PNC Bank, National
         Association, as agent for certain other banks dated as of August 18, 1999, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999

10.5 Stock Purchase Agreement by and between the Company and General Electric Company dated as of September 28, 1999

                                                                 SEQUENTIAL
                                                                 PAGE NUMBER/
EXHIBIT                                                          INCORPORATED
NUMBER            TITLE                                          BY REFERENCE
------            -----                                          ------------

10.6 Contingent Warrant Agreement dated as of September 30, 1999, by and among the Company; General Electric Company; Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995; Hellman, Ltd.; and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998

10.7 Series A1 Warrant to Purchase Common Shares of the Company issued to General Electric Company dated as of October 6, 1999

10.8 Lamp Materials Purchase Agreement by and among the Company; General Electric Company, acting through its GE Lighting business; and APL Engineered Materials, Inc. dated as of September 30, 1999

10.9 Patent and Technical Assistance Agreement by and among the Company; APL Engineered Materials, Inc.; and General Electric Company, acting through its GE Lighting business dated as of September 30, 1999

11       Statement re Computation of Per Share Earnings

12       Statement Re: Computation of Ratio of Earnings to Fixed
         Charges

27       Financial Data Schedule

--------
* Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

** Incorporated by reference to Exhibit 3.2 in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.


(b) Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            ADVANCED LIGHTING TECHNOLOGIES, INC.


Date: November 12, 1999                       By:  /s/ Wayne R. Hellman
                                                   --------------------
                                                   Wayne R. Hellman
                                                   Chief Executive Officer



Date: November 12, 1999                      By:  /s/ Nicholas R. Sucic
                                                  ---------------------
                                                  Nicholas R. Sucic
                                                  Chief Financial Officer

                             EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION OF EXHIBITS                                        PAGE NO.
------   -----------------------                                        --------

 3.1     Second Amended and Restated Articles of Incorporation              *

 3.2 Certificate of Adoption of Amended and Restated Articles of Incorporation of the Company filed as of October 6, 1999, with the Ohio Secretary of State relating to the Series A Convertible Preferred Shares

 3.3     Code of Regulations                                                **

 4.1     Reference is made to Exhibits 3.1, 3.2 and 3.3

 4.2 Registration Rights Agreement dated as of September 30, 1999, by and between the Company and General Electric Company

10.1 Side Letter Agreement dated August 5, 1999 by and among the Company and certain of its subsidiaries, PNC Bank, National Association, and BankBoston, N.A. relating to the Credit Agreement by and among the Company and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 21, 1999

10.2 Assignment and Acceptance Agreement by and among the Company, PNC Bank National Association, and BankBoston, N.A. dated as of August 5, 1999

10.3 First Amendment Agreement by and among the Company and certain of its subsidiaries and PNC Bank, National
         Association, as agent for certain other banks dated as of August 17, 1999, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999

10.4 Second Amendment Agreement by and among the Company and certain of its subsidiaries and PNC Bank, National
         Association, as agent for certain other banks dated as of August 18, 1999, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999

10.5 Stock Purchase Agreement by and between the Company and General Electric Company dated as of September 28, 1999

                                                                   SEQUENTIAL
                                                                   PAGE NUMBER/
EXHIBIT                                                            INCORPORATED
NUMBER            TITLE                                            BY REFERENCE
------            -----                                            ------------

10.6 Contingent Warrant Agreement dated as of September 30, 1999, by and among the Company; General Electric Company; Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995; Hellman, Ltd.; and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998

10.7 Series A1 Warrant to Purchase Common Shares of the Company issued to General Electric Company dated as of October 6, 1999

10.8 Lamp Materials Purchase Agreement by and among the Company; General Electric Company, acting through its GE Lighting business; and APL Engineered Materials, Inc. dated as of September 30, 1999

10.9 Patent and Technical Assistance Agreement by and among the Company; APL Engineered Materials, Inc.; and General Electric Company, acting through its GE Lighting business dated as of September 30, 1999

11       Statement re Computation of Per Share Earnings

12       Statement Re: Computation of Ratio of Earnings to Fixed
         Charges

27       Financial Data Schedule

--------
* Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

** Incorporated by reference to Exhibit 3.2 in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.