Form 10-Q/A
period 1999-09-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2000-01-14
CIK 1002125

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

EXPLANATORY NOTE

This Form 10-Q/A adds Item 1 of Part II and amends narrative in Part I of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

This Form 10-Q/A replaces in its entirety the Form 10-Q for the quarterly period ended September 30, 1999 previously filed.

                                      INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.


                                                                            PAGE
                                                                            NO.
PART I            FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets -
                     September 30, 1999 and June 30, 1999 ..................  2

                Condensed Consolidated Statements of Operations --
                     Three months ended September 30, 1999 and 1998 ........  3

                Condensed Statement of Consolidated Shareholders' Equity --
                     Three months ended September 30, 1999..................  4

                Condensed Consolidated Statements of Cash Flows --
                     Three months ended September 30, 1999 and 1998.........  5

                Notes to Condensed Consolidated Financial Statements........  6

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................  12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk......  27


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings...............................................  28

Item 5.     Other Information...............................................  28

Item 6.     Exhibits and Reports on Form 8-K................................  29

SIGNATURES..................................................................  31

EXHIBIT INDEX...............................................................  32

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

In October 1999, management decided, with the approval of the Board of Directors, to retain the Microsun business--the portable lighting fixture products business that uses metal halide lighting technology--as part of the Company's continuing operation. The decision to retain the business was based on management's belief that, among other reasons, the market demand for Microsun products remains substantial; the market potential will be expanded as the Microsun portable lighting fixtures will be marketed and sold along with other existing lines of products for residential use in an e-commerce format ("Microsun.com"); and the Microsun business will use the fulfillment capabilities and infrastructure of existing ADLT businesses.

In retaining the Microsun business, the Company will concentrate on assembling fixtures produced by subcontractors, thereby eliminating the need for the machinery, equipment and facilities that were used in the previous operation. The assembly process will be performed at existing ADLT businesses utilizing existing facilities and operations. The Company will utilize the customer service systems and personnel of an existing ADLT business, as well as the Internet at http://www.microsun.com, to receive, process and fill orders. Therefore, the Microsun business has been retained but without the use of the manufacturing processes or assets used in the previous operations.

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

In October 1999, management decided, with the approval of the Board of Directors, to retain the Microsun business--the portable lighting fixture products business that uses metal halide lighting technology--as part of the Company's continuing operation. The decision to retain the business was based on management's belief that, among other reasons, the market demand for Microsun products remains substantial, the market potential will be expanded as the Microsun portable lighting fixtures will be marketed and sold along with other existing lines of products for residential use in an e-commerce format ("Microsun.com"), and the Microsun business will use the fulfillment capabilities and infrastructure of existing ADLT businesses.

In retaining the Microsun business, the Company will concentrate on assembling fixtures produced by subcontractors, thereby eliminating the need for the machinery, equipment and facilities that were used in the previous operation. The assembly process will be performed at existing ADLT businesses utilizing existing facilities and operations. The Company will utilize the customer service systems and personnel of an existing ADLT business, as well as the Internet at http://www.microsun.com, to receive, process and fill orders. Therefore, the Microsun business has been retained but without the use of the manufacturing processes or assets used in the previous operations.

In accordance with generally accepted accounting principles, the accompanying financial statements have been reclassified to present Microsun within continuing operations.

BANK CREDIT FACILITY

In May 1999, the Company replaced its existing credit facility with a $50,000 revolving credit loan and $25,000 term loan ("Bank Credit Facility") provided by several financial institutions. Subsequent to June 30, 1999 the Company reduced its commitment to a $60,000 facility. Proceeds from the facility were used to repay the Company's existing credit facility and certain other long-term debt. The revolving credit loan has a three-year term expiring in May 2002. Interest rates on revolving credit loans outstanding are based, at the Company's option, on LIBOR plus 2.75% or the agent bank's prime rate. Availability of borrowings is determined by the Company's eligible accounts receivable and inventories. The term loan has a five-year term expiring in May 2004. The Company pays monthly principal payments that total $3,576 annually, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company's option, on LIBOR plus 3.25% or the agent bank's prime rate.

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

Sales outside the U.S. declined 2%, and was the net result of a 14% increase in sales offset by the absence of higher-margin lamp production equipment sales in the first quarter of fiscal 2000 as compared to $2,554 of such sales during the first quarter of fiscal 1999. The Company attributes the increase in international sales, excluding lamp production equipment, to the resurgence and recovery of foreign economies, especially in the Pacific Rim. Sales of non-metal halide products grew 36%, representing strong sales of the Company's materials, particularly thin-film optical coating materials.

Sales increases were driven by increased volume in the Company's materials, components and systems. Pricing in the metal halide lighting business is competitive, and prices for the Company's products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company's product pricing.

The Company expects to see continued strong sales performance throughout fiscal 2000. It also believes that its expanded relationship with GE Lighting, along with its own business-to-business e-commerce initiatives, could add a significant amount of revenues. The Company believes it has made considerable progress in returning to profitability in fiscal 2000. However, the Company expects to further reduce operating expense ratios with the goal of generating net profits irrespective of its revenue growth.

Cost of Sales. Cost of sales increased 12.7% to $34,844 in the first quarter of fiscal 2000 from $30,904 in the first quarter of fiscal 1999. The increase was primarily attributable to increased unit volume. As a percentage of net sales, cost of sales increased to 62.0% in the first quarter of fiscal 2000 from 60.3% in the first quarter of fiscal 1999. The increase in cost of sales as a percentage of net sales was primarily due to: (i) a change in the product mix, whereby lower margin power supplies comprised 18% of total sales in the first quarter of fiscal 2000 as compared to 14% in the first quarter of fiscal 1999; and (ii) the absence of higher-margin lamp production equipment sales in the first quarter of fiscal 2000 as compared to $2,554 of such sales during the first quarter of fiscal 1999.

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

General and Administrative Expenses. General and administrative expenses decreased 10.4% to $4,035 in the first quarter of fiscal 2000 from $4,505 in the first quarter of fiscal 1999. As a percentage of net sales, general and administrative expenses decreased to 7.2% in the first quarter of fiscal 2000 from 8.8% in the first quarter of fiscal 1999. The decrease as a percentage of net sales primarily reflects a spending growth rate which is lower than sales increases through the leveraging of fixed costs as sales levels increase and also reflects the Company's efforts to control general and administrative costs. The decrease was primarily related to reductions in salaries and benefits and travel costs.

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

In May 1999, the Company replaced its existing credit facility with a $50,000 revolving credit loan and $25,000 term loan ("Bank Credit Facility") provided by several financial institutions. Subsequent to June 30, 1999 the Company reduced its commitment to a $40,000 revolver and $20,000 term loan. Proceeds from the facility were used to repay the Company's existing credit facility and certain other long-term debt. The revolving credit loan has a three-year term expiring in May 2002. Interest rates on loans outstanding are based, at the Company's option, on LIBOR plus 2.75% or the agent bank's prime rate. Availability of borrowings is determined by the Company's eligible accounts receivable and inventories. Following the GE investment on October 6, 1999, the proceeds were applied to reduce the term loan to $20,000 and the remainder of the proceeds were applied to the revolving credit loan. The term loan has a five-year term expiring in May 2004. The Company pays monthly principal payments of $298, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company's option, on LIBOR plus 3.25% or the agent bank's prime rate.

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

The new Bank Credit Facility replaced the Company's existing credit facility, which was in default as of March 31, 1999, due to the inability to meet financial covenants related to maintaining certain levels of net worth and earnings. The existing credit facility lenders provided the Company with a waiver of the default in anticipation of the refinancing. The Company accomplished the refinancing of the existing credit facility on May 21, 1999 and was able to obtain sufficient borrowing capacity and liquidity to meet its operating requirements and make necessary capital expenditures.

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

The Company believes that the available cash, cash flow from operations, and the initiatives outlined above, along with availability of approximately $15,000 under its existing Bank Credit Facility after giving effect to the GE investment, will enable the Company to fund its operations for at least the next 12 months. Beyond this time, the Company believes a return to profitability and positive cash flow from operations, its strategic relationship with GE, and the growth in the popularity and applications for metal halide products and systems should enable the Company to access additional capital resources, as needed.

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

ITEM 1.  LEGAL PROCEEDINGS

The information included in Note I of the "Notes to Condensed Consolidated Financial Statements (Unaudited)" included in this Report on Form 10-Q/A is hereby incorporated by reference.

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

                                            ADVANCED LIGHTING TECHNOLOGIES, INC.


Date: January 14, 2000                        By:  /s/ Wayne R. Hellman
                                                   -----------------------
                                                   Wayne R. Hellman
                                                   Chief Executive Officer



Date: January 14, 2000                        By:  /s/ Nicholas R. Sucic
                                                   -----------------------
                                                   Nicholas R. Sucic
                                                   Chief Financial Officer

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