Form 10-Q
period 1999-12-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2000-02-14
CIK 1002125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------


                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended December 31, 1999

                                       or

________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to_____________________

                         Commission File Number: 0-27202

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         OHIO                                                  34-1803229
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

              32000 AURORA ROAD, SOLON, OHIO                                     44139
-----------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                              (Zip Code)

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

There were 20,373,738 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of January 20, 2000.

                                      INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                                                                                  PAGE
                                                                                                  NO.
PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets --
                           December 31, 1999 and June 30, 1999 ............................         2

                      Condensed Consolidated Statements of Operations --
                           Three months and six months
                           ended December 31, 1999 and 1998 ...............................         3

                      Condensed Statement of Consolidated Shareholders' Equity --
                           Six months ended December 31, 1999..............................         4

                      Condensed Consolidated Statements of Cash Flows --
                           Six months ended December 31, 1999 and 1998.....................         5

                      Notes to Condensed Consolidated Financial Statements.................         6

Item 2.           Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.........................................        15

Item 3.           Quantitative and Qualitative Disclosures about Market Risk...............        34


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings........................................................        35

Item 2.           Changes in Securities and Use of Proceeds................................        35

Item 5.           Other Information........................................................        35

Item 6.           Exhibits and Reports on Form 8-K.........................................        36

SIGNATURES.................................................................................        38

EXHIBIT INDEX..............................................................................        39

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                             (Unaudited)     (Audited)
                                                                            DECEMBER 31,     JUNE 30,
                                                                                 1999          1999
                                                                            ------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $   2,064      $   3,830
   Short-term investments                                                        --              350
   Trade receivables, less allowances of $1,065 and $1,257                     33,461         25,485
   Receivables from related parties                                               242             48
   Inventories:
      Finished goods                                                           22,896         24,275
      Raw materials and work-in-process                                        18,795         16,501
                                                                            ---------      ---------
                                                                               41,691         40,776
   Prepaid expenses                                                             2,436          2,354
                                                                            ---------      ---------
Total current assets                                                           79,894         72,843

Property, plant and equipment:
   Land and buildings                                                          43,301         42,646
   Production machinery and equipment                                          52,050         49,226
   Other equipment                                                              6,413          6,413
   Furniture and fixtures                                                      20,720         20,426
                                                                            ---------      ---------
                                                                              122,484        118,711
   Less accumulated depreciation                                               19,852         16,263
                                                                            ---------      ---------
                                                                              102,632        102,448

Receivables from related parties                                                6,937          5,048
Investments in affiliates                                                      15,420         13,475
Other assets                                                                    6,499          6,586
Intangible assets                                                              32,174         32,695
Excess of cost over net assets of businesses acquired, net                     50,784         51,411
                                                                            ---------      ---------
                                                                            $ 294,340      $ 284,506
                                                                            =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt                    $   8,480      $   8,543
   Accounts payable                                                            23,324         23,310
   Payables to related parties                                                  4,291          1,126
   Employee-related liabilities                                                 3,779          3,781
   Accrued income and other taxes                                                 942            904
   Other accrued expenses                                                      15,104         16,905
                                                                            ---------      ---------
Total current liabilities                                                      55,920         54,569

Long-term debt                                                                138,887        152,496
Preferred stock, $.001 par value, per share; 1,000 shares authorized;
   761 Series A convertible redeemable shares issued and outstanding at
   December 31, 1999 (redemption value -- $20,965 at December 31, 1999)        15,806           --

Common shareholders' equity:
   Common stock, $.001 par value, per share; 80,000 shares authorized;
       20,368 shares issued and outstanding as of December 31, 1999 and
       20,278 shares issued and outstanding as of June 30, 1999                    20             20
   Paid-in-capital                                                            195,906        190,654
   Accumulated other comprehensive income (loss)                                 (463)          (949)
   Loan receivable from officer                                                (9,170)        (9,520)
   Retained earnings (deficit)                                               (102,566)      (102,764)
                                                                            ---------      ---------
                                                                               83,727         77,441
                                                                            ---------      ---------
                                                                            $ 294,340      $ 284,506
                                                                            =========      =========

See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except per share dollar amounts)

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   DECEMBER 31,                 DECEMBER 31,
                                                           ------------------------      ------------------------
                                                              1999           1998           1999           1998
                                                           ---------      ---------      ---------      ---------
Net sales                                                  $  59,885      $  39,704      $ 116,065      $  90,991

Costs and expenses:
   Cost of sales                                              36,852         31,448         71,696         62,352
   Marketing and selling                                      10,617         12,151         20,792         21,552
   Research and development                                    3,483          5,597          6,978          9,562
   General and administrative                                  4,086          5,338          8,121          9,843
   Special charges                                              --           16,273           --           16,273
   Amortization of intangible assets                             672            678          1,347          1,343
                                                           ---------      ---------      ---------      ---------
Income (loss) from operations                                  4,175        (31,781)         7,131        (29,934)

Other income (expense):
   Interest expense                                           (3,323)        (3,440)        (7,113)        (6,181)
   Interest income                                               214            328            434            566
   Income (loss) from equity investments                          35           (272)            85           (461)
                                                           ---------      ---------      ---------      ---------

Income (loss) from continuing operations
   before income taxes and cumulative
   effect of accounting change                                 1,101        (35,165)           537        (36,010)
Income taxes                                                     121          3,267            339          3,093
                                                           ---------      ---------      ---------      ---------

Income (loss) from continuing operations
   before cumulative effect of accounting change                 980        (38,432)           198        (39,103)
Recontinuance of previously discontinued operations             --           (1,540)          --             (687)
Cumulative effect of accounting change                          --             --             --           (2,443)
                                                           ---------      ---------      ---------      ---------

Net income (loss)                                          $     980      $ (39,972)     $     198      $ (42,233)
                                                           =========      =========      =========      =========
Earnings (loss) per share -- basic:
   Income (loss) from continuing operations                $     .02      $   (1.90)     $    (.02)     $   (1.93)
   Recontinuance of previously discontinued operations          --             (.08)          --             (.04)
   Cumulative effect of accounting change                       --             --             --             (.12)
                                                           ---------      ---------      ---------      ---------
Earnings (loss) per share -- basic                         $     .02      $   (1.98)     $    (.02)     $   (2.09)
                                                           =========      =========      =========      =========

Earnings (loss) per share -- diluted:
   Income (loss) from continuing operations                $     .02      $   (1.90)     $    (.02)     $   (1.93)
   Recontinuance of previously discontinued operations          --             (.08)          --             (.04)
   Cumulative effect of accounting change                       --             --             --             (.12)
                                                           ---------      ---------      ---------      ---------
Earnings (loss) per share -- diluted                       $     .02      $   (1.98)     $    (.02)     $   (2.09)
                                                           =========      =========      =========      =========
Weighted average shares outstanding:
    Basic                                                     20,351         20,222         20,318         20,215
                                                           =========      =========      =========      =========
    Diluted                                                   21,297         20,222         20,800         20,215
                                                           =========      =========      =========      =========

See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
      CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)
                       SIX MONTHS ENDED DECEMBER 31, 1999
                                 (in thousands)

                                                                               ACCUMULATED     LOAN
                                        COMMON STOCK            COMPREHENSIVE     OTHER     RECEIVABLE  RETAINED
                       PREFERRED     -----------------  PAID-IN     INCOME    COMPREHENSIVE    FROM     EARNINGS
                         STOCK       SHARES  PAR VALUE  CAPITAL     (LOSS)    INCOME (LOSS)  OFFICER    (DEFICIT)     TOTAL
                       ---------     ------  ---------  ------- ------------- ------------- ----------  ---------   ---------
Balance at July 1,
  1999                      --       20,278  $      20  $ 190,654        --     $    (949)  $  (9,520)  $(102,764)  $  77,441

Net income                  --         --         --         --     $     198        --          --           198         198

Net Proceeds from
  issuance of preferred
  shares and warrant   $  15,203       --         --        5,000        --          --          --          --        20,203

Preferred shares
  accretion            $     603       --         --         (603)       --          --          --          --          --

Interest on loan to
  officer                   --         --         --         --          --          --          (370)       --          (370)

Interest payment
  received                  --         --         --         --          --          --           720        --           720

Issuance of shares
  in connection
  with the purchase
  of a business             --           40       --          535        --          --          --          --           535

Stock issued pursuant
  to employee benefit
  plan                      --           32       --          220        --          --          --          --           220

Stock purchases
  by employees              --           18       --          100        --          --          --          --           100

Other comprehensive
  income (loss):
  Foreign currency
    translation
    adjustment                                                            486
                                                                    ---------
Other comprehensive
  income (loss)                                                           486         486                                 486
                       ---------   --------  ---------  ---------   ---------   ---------   ---------   ---------   ---------

Comprehensive
  income (loss)                                                     $     684
                                                                    =========
BALANCE AT
  DECEMBER 31, 1999    $  15,806     20,368  $      20  $ 195,906               $    (463)  $  (9,170)  $(102,566)  $  99,533
                       =========   ========  =========  =========                ========   =========   =========   =========

See notes to condensed consolidated financial statements.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                   SIX MONTHS ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                       1999            1998
                                                                   ----------      -----------
Operating activities
   Net income (loss)                                                $     198      $ (42,233)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation                                                   3,631          3,271
         Amortization                                                   1,347          1,343
         Provision for doubtful accounts                                   97            136
         (Income) loss from equity investments                            (85)           461
         Deferred income taxes                                           --            3,429
         Special charges                                                 --           25,629
         Cumulative effect of accounting change                          --            2,443
         Changes in operating assets and liabilities:
            Trade receivables                                          (7,835)        (3,979)
            Inventories                                                   190         (5,879)
            Prepaids and other assets                                  (2,265)        (2,309)
            Accounts payable and accrued expenses                       1,590          3,068
            Payments related to special charge accruals                (1,506)        (1,670)
            Other                                                         968         (1,529)
                                                                    ---------      ---------
                          Net cash used in operating activities        (3,670)       (17,819)

INVESTING ACTIVITIES
   Capital expenditures                                                (2,878)       (17,956)
   Sale of short-term investments                                         350           --
   Purchases of businesses                                                (30)        (5,024)
   Investments in affiliates                                           (1,920)        (3,298)
                                                                    ---------      ---------
                          Net cash used in investing activities        (4,478)       (26,278)

FINANCING ACTIVITIES
   Proceeds from revolving credit facility                             95,318        156,624
   Payments of revolving credit facility                             (103,254)      (113,724)
   Proceeds from long-term debt                                          --              868
   Payments of long-term debt and capital leases                       (6,205)        (2,685)
   Issuance of preferred stock and stock purchase warrant              20,203           --
   Loan to officer                                                       --           (9,000)
   Issuance of common stock                                               320            438
                                                                    ---------      ---------
                      Net cash provided by financing activities         6,382         32,521
                                                                    ---------      ---------

Decrease in cash and cash equivalents                                  (1,766)       (11,576)
Cash and cash equivalents, beginning of period                          3,830         22,167
                                                                    ---------      ---------

                       CASH AND CASH EQUIVALENTS, END OF PERIOD     $   2,064      $  10,591
                                                                    =========      =========

Supplemental cash flow information
     Interest paid                                                  $   7,313      $   5,070
     Income taxes paid                                                   --              211
     Capitalized interest                                                 196            458

     Detail of acquisitions:
         Assets acquired                                            $     868      $   9,688
         Liabilities assumed                                             (262)        (4,570)
         Stock issued                                                    (535)           (29)
                                                                    ---------      ---------
         Cash paid                                                         71          5,089
             Less cash acquired                                           (41)           (65)
                                                                    ---------      ---------
         Net cash paid for acquisition                              $      30      $   5,024
                                                                    =========      =========

See notes to condensed consolidated financial statements.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1999
                          (Dollar amounts in thousands)


A.  ORGANIZATION

Advanced Lighting Technologies, Inc. (the "Company" or "ADLT") is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, including materials, system components, systems, and production equipment.


B.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, consisting of normal recurring accruals. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999. Operating results for the three months and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Accounting Change - Cost of Start-Up Activities

During the fourth quarter of fiscal 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," effective July 1, 1998. The first six months of fiscal 1999 have been restated to reflect the cumulative effect of accounting change.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                DECEMBER 31, 1999
                          (Dollar amounts in thousands)


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

For the three- and six-months ended December 31, 1999, the Company's comprehensive income was $1,118 and $684, respectively. For the three- and six-months ended December 31, 1998, the Company's comprehensive loss was $(40,184) and $(42,179), respectively.


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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                DECEMBER 31, 1999
                          (Dollar amounts in thousands)


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


F.  GENERAL ELECTRIC COMPANY INVESTMENT

In October 1999, General Electric Company ("GE") completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company's newly-created Series A Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the "Initial Warrant") to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which is immediately exercisable at $.01 per share. GE has been a holder of 535,887 shares of Company Common Stock since the Company's initial public offering in 1995. The Series A Stock, Common Stock issuable on exercise of the Initial Warrant, and the Common Stock held by GE represent (after giving effect to the shares issued on exercise of the Initial Warrant) approximately 18.8% of the voting power and equity ownership of the Company. The proceeds of the transaction were applied principally to the reduction of short-term liabilities and outstanding amounts under the Company's Bank Credit Facility.

The Series A Stock has a liquidation preference of $27 per share, plus an amount equal to 8% per annum compounded annually from the date of issuance to the date of payment. The Company is required to redeem any shares of Series A Stock which have not been converted or retired on September 30, 2010. In addition, GE may, by notice, require the Company to redeem the outstanding Series A Stock, within one year following either September 30, 2004, or the occurrence of certain corporate events.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                DECEMBER 31, 1999
                          (Dollar amounts in thousands)


F.  GENERAL ELECTRIC COMPANY INVESTMENT (CONTINUED)

If the Company fails to maintain certain financial ratios over certain measurement periods, GE will have the right to acquire a combination of subscription rights to additional shares and proxies with respect to shares voted by certain officers of the Company, giving GE the ability to obtain the majority of the voting power of the Company. The first measurement period was the six months ended December 31, 1999. Thereafter, the measurement periods are the six months ending on the last day of each successive fiscal quarter until September 30, 2010.

The basis for GE's additional rights will be the failure of the Company to maintain a 2.0 to 1.0 ratio of EBITDA to Interest Expense over the applicable measurement periods. Under the terms of the transaction, EBITDA consists of net earnings, plus interest expense, plus depreciation and amortization, plus income taxes, less extraordinary gains and gains from asset sales plus extraordinary losses and losses from asset sales. Interest Expense consists of interest expense (net of interest income) calculated in accordance with generally accepted accounting principles, but excludes amortization of deferred financing costs up to a maximum of $125 in any fiscal quarter. The ratio for the six months ended December 31, 1999, was 1.9 to 1.0 (1.61 to 1.0 for the quarter ended September 30, 1999 and 2.23 to 1.0 for the quarter ended December 31,
1999) and, therefore, the "First Occurrence" has taken place.

There is no contractual effect of the First Occurrence other than to make a "Second Occurrence" possible in the following measurement periods. If the Company maintains a 2.0 to 1.0 ratio in the three fiscal quarters immediately prior to the measurement period in which a failure occurs, a Second Occurrence or "Third Occurrence," as the case may be, would not be effective.

A Second Occurrence would: (i) give GE the ability to vote the number of shares currently voted by the Chief Executive Officer ("CEO") of the Company, approximately 3.9 million shares, (ii) give GE the option to purchase shares from the CEO and the President of the Company which, together with the shares owned by GE, would represent 25% of the voting power of the Company, and (iii) require the Company to grant GE an additional warrant to purchase shares, at the then current market price, presently approximating 197,762 shares. The ability to vote the shares, purchase shares or obtain the warrant would be dependent upon compliance with antitrust laws. GE is not required to purchase additional shares of the Company. If GE obtains approval and obtains in excess of 35% of the voting power of the Company, the terms of the Indenture relating to the Company's Senior Notes would require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest, and the Company's banks will have the ability to demand payment of the Bank Credit Facility. Upon a Third Occurrence, GE would have the right to vote shares currently voted by the President and be granted a warrant to purchase (at the then current market price) additional shares of Common Stock sufficient in number to give GE 50% plus one vote of the voting power of the Company.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                DECEMBER 31, 1999
                          (Dollar amounts in thousands)


G.  RELATED PARTY TRANSACTION

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

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. The principal on the loan was due on October 6, 1999. On January 25, 2000, the Board agreed that Mr. Hellman would not be required to repay the loan until October 6, 2000. However, if the price of the Company's Common Stock reaches $12 per share (a level which the directors believe would permit repayment of the CEO's margin loan and refinancing with another lender), the Board and the CEO will discuss earlier repayment of all or a portion of the loan. The directors have informed the CEO that the Company may require immediate payment of the loan if the Company requires the payment to prevent an unacceptable strain on cash resources.


H.  SPECIAL CHARGES AND TERMINATED EQUIPMENT CONTRACTS

At December 31, 1999, the Company had a special charges accrual principally related to the execution of the Company's fiscal 1999 plans related to its shift in strategic direction intended to accelerate and intensify the Company's focus on its metal halide products. The fiscal 1999 special charges related to: limiting Pacific Rim expansion; changing global lamp manufacturing strategy; restructuring marketing operations in North America and Europe; accelerating an exit from noncore product lines; reducing excess overhead including staffing reductions; consolidating an equipment manufacturing operation into the Company's Solon, Ohio facility and significantly reducing the size of the operation; and reducing capital expenditures. All actions required by the plans are expected to be substantially completed by March 31, 2000. The amounts the Company will ultimately incur may change as the Company's plans are executed and actions are completed.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                DECEMBER 31, 1999
                          (Dollar amounts in thousands)


H.  SPECIAL CHARGES AND TERMINATED EQUIPMENT CONTRACTS (CONTINUED)

Details of the activity in the remaining accruals related to the fiscal 1999 special charges for the six months ended December 31, 1999 are summarized as follows:

                                                                       BALANCE AS OF     CHARGES       BALANCE AS OF
                    DESCRIPTION                     CASH/NONCASH      JUNE 30, 1999      UTILIZED      DEC. 31, 1999
      ------------------------------------        --------------     ----------------  -------------  ----------------
      Lease/contract cancellations                Cash/Noncash            $ 3,689         $ 1,418          $ 2,271
      Staffing reductions                         Cash/Noncash                681             296              385
      Program cancelation                         Cash                        128              83               45
      Terminate management benefit program        Cash/Noncash                 86              83                3
      Shut-down costs of facilities               Cash                         78              73                5
      Write-off long-lived assets                 Cash/Noncash                 49              49               --
      Other                                       Cash                        143              93               50
                                                                     ----------------  -------------  ----------------

                                                                          $ 4,854         $ 2,095          $ 2,759
                                                                     ================  =============  ================

The special charges for fiscal 1999 included costs related to the actions described above and also include $2,981 related to the wind-down of portable fixture manufacturing operations, which are described in Note I "Discontinued Operations Subsequently Retained." Total special charges for the six-months ended December 31, 1999 of $17,081 are classified in the consolidated statement of operations as cost of sales ($808) and special charges ($16,273).

In conjunction with limiting its Pacific Rim expansion, the Company terminated production equipment contracts related to the completion of four lamp manufacturing equipment groups. Accordingly, in the second quarter of fiscal 1999, the Company reversed previously recognized sales of $14,961 and cost of sales of $6,413 related to these contracts, which were accounted for under the percentage-of-completion method.

I.  DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                DECEMBER 31, 1999
                          (Dollar amounts in thousands)


I.   DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED (CONTINUED)

In October 1999, management decided, with the approval of the Board of Directors, to retain the Microsun business -- the portable lighting fixture products business that uses metal halide lighting technology -- as part of the Company's continuing operation. The decision to retain the business was based on management's belief that, among other reasons, the market demand for Microsun products remains substantial; the market potential will be expanded as the Microsun portable lighting fixtures will be marketed and sold along with other existing lines of products for residential use in an e-commerce format ("Microsun.com"); and the Microsun business will use the fulfillment capabilities and infrastructure of existing ADLT businesses.

In retaining the Microsun business, the Company concentrates on assembling fixtures produced by subcontractors, thereby eliminating the need for the machinery, equipment and facilities that were used in the previous operation. The assembly process is performed at existing ADLT businesses utilizing existing facilities and operations. The Company utilizes the customer service systems and personnel of an existing ADLT business, as well as the Internet at http://www.microsun.com, to receive, process and fill orders. Therefore, the Microsun business has been retained but without the use of the manufacturing processes or assets used in the previous operations.

In accordance with the accounting requirements for recontinuance, the accompanying financial statements have been reclassified to present Microsun within continuing operations. The net amount charged to the income statement consisted of the following:

                                             Period Ended December 31, 1998
                                             ------------------------------
                                             Three months        Six months
                                             ------------        ----------
Reclassification of discontinued
  operations to continuing operations         $   4,626           $  5,479
Discontinued operations provision                (6,166)            (6,166)
                                             ------------        ----------
Recontinuance of previously discontinued
  operations                                  $  (1,540)          $   (687)
                                             ============        ==========

The $4,626 reclassified to continuing operations for the three months ended December 31, 1998 consisted of a loss from operations of $1,645 and write-downs to net realizable value of $2,981 in connection with the decision in November 1998 to wind-down the Microsun business related to fixed assets ($1,449) and other assets ($1,532). These write-downs are classified in special charges. The $5,479 reclassified to continuing operations for the six months ended December 31, 1998, consisted of a loss from operations of $2,498 and write-downs of $2,981.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                DECEMBER 31, 1999
                          (Dollar amounts in thousands)


J.   CONTINGENCY

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

The Company and the CEO believe that these claims lack merit and on November 15, 1999, the Company and CEO filed a Motion to Dismiss the Complaint. The Company and the CEO intend to continue to vigorously defend against these actions.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                DECEMBER 31, 1999
                          (Dollar amounts in thousands)


K.  EARNINGS PER SHARE

The following table summarizes the basic and diluted per share computations for income (loss) from continuing operations and net income (loss) for the three and six month periods ended December 31, 1999 and 1998:


                                                                         Three Months Ended          Six Months Ended
                                                                             December 31,               December 31,
                                                                       ----------------------     -----------------------
                                                                          1999         1998          1999          1998
                                                                       ---------     --------     ---------      --------
Income (loss) from continuing operations
   before cumulative effect of accounting change                       $    980      $(38,432)     $    198      $(39,103)
Less:  Preferred shares accretion                                          (603)         --            (603)         --
                                                                       --------      --------      --------      --------
Income (loss) from continuing operations before cumulative
   effect of accounting change attributable to common shareholders     $    377      $(38,432)     $   (405)     $(39,103)
                                                                       ========      ========      ========      ========

Net income (loss)                                                      $    980      $(39,972)     $    198      $(42,233)
Less:  Preferred shares accretion                                          (603)         --            (603)         --
                                                                       --------      --------      --------      --------
Net income (loss) attributable to common shareholders                  $    377      $(39,972)     $   (405)     $(42,233)
                                                                       ========      ========      ========      ========

Weighted average shares -- Basic:
   Outstanding  at beginning of period                                   20,302        20,215        20,278        20,190
   Issued in acquisitions                                                    40             2            20             1
   Issued for exercise of stock options                                    --            --            --              17
   Issued pursuant to employee stock purchase plan                            4             5             7             7
   Issued pursuant to 401(k) plan                                             5          --              13          --
                                                                       --------      --------      --------      --------
      Weighted average shares -- Basic                                   20,351        20,222        20,318        20,215
                                                                       ========      ========      ========      ========

Weighted average shares -- Diluted:
   Basic from above                                                      20,351        20,222        20,318        20,215
   Effect of warrant issued                                                 946                         473
   Effect of stock options                                                 --            --               9          --
                                                                       --------      --------      --------      --------
      Weighted average shares -- Diluted                                 21,297        20,222        20,800        20,215
                                                                       ========      ========      ========      ========

Earnings (loss) per share attributed to common shareholders
   -- Basic
   Income (loss) from continuing operations before
     cumulative effect of accounting change attributable to common
     shareholders                                                      $ .   02      $  (1.90)     $   (.02)    $   (1.93)
   Recontinuance of previously discontinued operations                     --            (.08)         --            (.04)
   Cumulative effect of change in accounting for start-up costs            --            --            --            (.12)
                                                                       --------      --------      --------      --------
   Net income (loss) attributable to common shareholders --
     basic                                                             $    .02      $  (1.98)     $   (.02)     $  (2.09)
                                                                       ========      ========      ========      ========

Earnings (loss) per share attributed to common shareholders
   -- Diluted
   Income (loss) from continuing operations before
     cumulative effect of accounting change attributable to
     common shareholders                                               $    .02      $  (1.90)     $   (.02)     $  (1.93)
   Recontinuance of previously discontinued operations                     --            (.08)         --            (.04)
   Cumulative effect of change in accounting for start-up costs            --            --            --            (.12)
                                                                       --------      --------      --------      --------
   Net income (loss) attributable to common shareholders --
     diluted                                                           $    .02      $  (1.98)     $   (.02)     $  (2.09)
                                                                       ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollar amounts in thousands)

This report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties, including the timely development and market acceptance of new products, the timely and successful implementation of cost reduction and cash flow initiatives, the impact of the initiatives on relationships with customers, suppliers and employees, the ability to provide adequate incentives to retain and attract key employees, the integration of acquired operations, the impact of competitive products and pricing, and other risks which are detailed in the Company's Form 10-K for the fiscal year ended June 30, 1999, in particular, see "Risk Factors." For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

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

Consistent with the Company's strategy for new product introductions, the Company invests substantial resources in research and development to engineer materials and system components to be included in customers' specialized lighting systems. Over the last three fiscal years, the Company has spent an aggregate of $34,327 on research and development, representing 7.7% of aggregate net sales from continuing operations over that period. Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form(R) pulse start products. Uni-Form(R) pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. The Company has spent additional amounts for manufacturing process and efficiency enhancements, which were charged to cost of goods sold when incurred. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

The Company also has invested substantial resources in acquisitions and strategic investments. In January 1998, the Company acquired Ruud Lighting, Inc. and DSI, which enabled the Company to complete the assembly of the necessary operations to take a leadership role in the development, manufacturing and marketing of new and better systems in the growing metal halide lighting industry.

RECENT DEVELOPMENTS

GENERAL ELECTRIC COMPANY INVESTMENT

On October 6, 1999, General Electric Company ("GE") completed an investment in the Company of $20,554. The following description of the investment updates the similar description of the transaction in the Company's Form 10-Q/A for the quarter ended September 30, 1999.

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

The GE investment includes 761,250 shares of the Company's newly-created Series A Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the "Initial Warrant") to purchase an additional 1,000,000 shares of Common Stock of the Company (subject to adjustment), which is immediately exercisable. GE has been a holder of 535,887 shares of Company Common Stock since the Company's initial public offering in 1995. The Series A Stock, Common Stock issuable on exercise of the Initial Warrant and the Common Stock held by GE represent (after giving effect to the shares issued on exercise of the Initial Warrant) approximately 18.8% of the voting power and equity ownership of the Company. See "Terms of the Series A Stock" and "Terms of the Initial Warrant." Pursuant to the terms of the Stock Purchase Agreement, GE provided the Company with candidates for the Company's Board of Directors who are not directors, officers, employees or 10% shareholders of GE. The Company is required to cause the number of such candidates serving on the Board to be equal to the greater of 20% of the number of members of the Board or the number of members which most nearly corresponds to GE's percentage ownership interest in the Company. In December 1999, the Company appointed two GE candidates to the Board of Directors.

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

Terms of the Series A Stock

The Series A Stock is a newly authorized series of preferred stock of the Company created for issuance in the GE transaction. 761,250 shares of Series A Stock have been authorized and issued to GE. The Series A Stock has a liquidation preference of $27 per share, plus an amount equal to 8% per annum compounded annually from the date of issuance to the date of payment ("Liquidation Preference Amount").

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

The Company is required to redeem any shares of Series A Stock which have not been converted or retired on September 30, 2010. Any such redemption would be made at the Liquidation Preference Amount. In addition, holders of the Series A Stock may require the Company to redeem their shares of Series A Stock by giving notice to the Company on or before September 30, 2004. If such notice is given, the Company will be required to make such redemption on or prior to September 30, 2005. In addition, holders of Series A Stock will be entitled to require the Company to redeem the Series A Stock following the occurrence of any of the following events (each a "Triggering Event"): (1) failure of the shareholders of the Company to approve, at the 1999 annual meeting, proposals necessary for exercise of any rights to acquire beneficial ownership of additional shares of Common Stock as described in "Additional Terms of the GE Transaction"; or (2) any action by the Company to give effect to certain major corporate actions, including actions to merge, sell all or a substantial portion of its assets (other than in the ordinary course of business), issue capital stock, incur or have outstanding indebtedness for borrowed money in excess of $210,000. Upon the occurrence of a Triggering Event, the holders of the Series A Stock may require the Company to redeem their shares of Series A Stock by giving notice to the Company within 90 days following the Triggering Event. If such notice is given, the Company will be required to make such redemption within one year following such notice. Any such redemption would be made at the Liquidation Preference Amount. Under the terms of the bank's revolving credit facility and the indenture (the "Indenture") relating to the Company's Senior Notes due 2008, the redemption of the Series A Stock would currently constitute an event of default, permitting acceleration of the related indebtedness. If prior consent of the banks is obtained, the redemption is permitted under the credit facility. Payments for the redemption of equity securities are "Restricted Payments" under the Indenture. The total of all "Restricted Payments" under the Indenture (with exceptions not applicable to stock redemption) cannot exceed one-half of the total of consolidated net earnings of the Company (excluding consideration of certain unusual items) from April 1, 1998 (taken as a single period) plus the amount of proceeds received from sales of non-redeemable stock. As of December 31, 1999, the Company had a net loss, excluding extraordinary items, of $80,150 for the period. Until this deficit has been cured, the Company cannot redeem the Series A Stock without causing an event of default with respect to the Senior Notes. In addition, the Indenture prohibits Restricted Payments (with exceptions not applicable to stock redemptions) at any time where the ratio of EBITDA to Interest Expense for the preceding four fiscal quarters does not exceed 2.5 to 1.

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

The exercise of the First Contingent Warrant, the options on shares held by Messrs. Hellman and Ruud, and effectiveness of GE's proxy with respect to any such shares, is subject to prior compliance with the Ohio Control Share Acquisition Act (which condition would be fulfilled by shareholder approval to be sought at the Company's annual meeting) and HSR Approval (which requires the Company and GE to provide information to the federal government to allow it to determine whether to contest an increase by GE to an interest in the Company in excess of 25% pursuant to antitrust law). If the proxies become effective after the Second Occurrence, GE will have the proxies to vote the number of Hellman Shares and will be entitled to exercise approximately 35% of the then outstanding voting power of the Company (assuming that none of the Hellman Shares have been transferred by the beneficial owners and no issuance of additional shares by the Company other than pursuant to the GE transaction) or approximately 34% of the voting power of the Company on a fully diluted basis. GE has not indicated that it will acquire additional shares of Company Common Stock. However, if GE were to acquire additional shares of Common Stock (other than shares subject to effective proxies as described above or shares obtained on the exercise of the First Contingent Warrant), or if the number of outstanding shares on a fully diluted basis were reduced, GE could obtain in excess of 35% of the voting power of the Company on a fully diluted basis. In addition, if a substantial number (currently approximately 300,000 shares) of Hellman Shares were transferred (other than to GE) prior to the Second Occurrence, and if GE exercised the First Contingent Warrant, GE would acquire in excess of 35% of the voting power of the Company on a fully diluted basis. If GE were to acquire in excess of 35% of the voting power of the Company on a fully diluted basis, the terms of the Indenture relating to the Senior Notes would require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest ("Offer to Repurchase Notes"), and the Company's banks will have the ability to demand payment of the Bank Credit Facility.

Upon the Third Occurrence (defined below), GE would receive the right to vote the number of shares then owned by Mr. Ruud, and the right to vote the number of shares as to which Mr. Ruud then has voting power pursuant to the Ruud Voting Trust or Irrevocable Proxies granted with respect to shares removed from the Ruud Voting Trust, currently approximately 3.6 million shares (the "Ruud Shares"). The effectiveness of this right requires that the conditions for the effectiveness of the proxies following the Second Occurrence have been satisfied, and that any additional provisions of the Ohio Control Share Acquisition Act required with respect to proxies or the Ruud Shares be satisfied. If the proxies on the Ruud Shares become effective after the Third Occurrence, GE will have the right to vote the Ruud Shares and will be entitled to exercise approximately 48.4% of the then outstanding voting power of the Company (assuming that none of the Hellman Shares or the Ruud Shares have been sold by the beneficial owners, no exercise by GE of the Contingent Warrants and no issuance of additional shares by the Company other than pursuant to the GE transaction). If the Company has not already made an Offer to Repurchase Notes, it will be required to make the offer upon effectiveness of the proxy on the Ruud Shares and the Company's banks will have the ability to demand payment of the Bank Credit Facility. In addition, GE will receive an additional warrant (the "Second Contingent Warrant") which will entitle GE to purchase additional shares of Common Stock at the then current market price. The number of shares subject to the Second Contingent Warrant will be the number of shares necessary to give GE 50% plus one vote of the voting power of the Company (including the exercise of all outstanding Warrants, shares subject to irrevocable proxies, the shares subject to the Second Contingent Warrant and all proxies held with respect to Hellman Shares and Ruud Shares). Subject to shareholder approval, after the Third Occurrence, if the Company issues additional shares of Common Stock to anyone other than GE, GE will be entitled to purchase, on the same terms given to the third party, the number of shares required to maintain GE's voting power.

The basis for GE's additional rights will be the failure of the Company to maintain a 2.0 to 1.0 ratio of EBITDA (as defined) to Interest Expense (as defined) over the applicable measurement periods. The first measurement period was the six months ended December 31, 1999. Thereafter, the measurement periods are the six months ending on the last day of each successive fiscal quarter until September 30, 2010. The first failure to maintain the required ratio would be the "First Occurrence," the second such failure would be the "Second Occurrence" and the third such failure would be the "Third Occurrence." The ratio for the six months ended December 31, 1999, was 1.9 to 1.0 and, therefore, the First Occurrence has taken place. However, after the First Occurrence, if the Company maintains the required ratio in the three fiscal quarters immediately prior to the measurement period in which a failure occurs, a Second Occurrence or Third Occurrence, as the case may be, would not be effective. Under the terms of the transaction, EBITDA consists of net earnings, plus interest expense, plus depreciation and amortization, plus income taxes, less extraordinary gains and gains from asset sales plus extraordinary losses and losses from asset sales. Interest Expense consists of interest expense (net of interest income) calculated in accordance with generally accepted accounting principles, but excludes amortization of deferred financing costs up to a maximum of $125 in any fiscal quarter.

The Company also entered into a number of other agreements with GE in connection with the transaction. The Company has entered into a standard registration rights agreement which will require the Company, upon GE's request, to register the sale of the shares of Company Common Stock issued in connection with the investment. If GE were to require such registration and sell a substantial number of shares, it could adversely affect the market price of Company shares and the ability of the Company to sell equity securities.

In addition to the proxies granted to GE by Messrs. Hellman and Ruud, Messrs. Hellman and Ruud have granted to GE a first refusal right on the sale of their shares. This agreement requires that if Messrs. Hellman and Ruud, or Hellman Ltd., wish to sell shares of Company stock, they must first offer the shares to GE on the same terms. The effect of sales of Company stock by Messrs. Hellman and Ruud and Hellman Ltd. to third parties would be to increase the number of shares which GE would have to buy from the Company pursuant to the Contingent Warrants to obtain voting control of the Company. After issuance of the Second Contingent Warrant, such sales would eliminate GE's contractual right to achieve complete voting control. In addition, upon a Second Occurrence, GE will have an option to purchase shares from Messrs. Hellman and Ruud which would permit GE to raise its ownership to 25% of the outstanding shares of Company Common Stock.

The Company's annual meeting is scheduled for February 17, 2000. If the Company's shareholders approve the proposals presented at the meeting regarding the GE Transaction, all items described above as being subject to shareholder approval will have received the required shareholder approval.

EXPANSION OF OPERATIONS IN INDIA

Subsequent to December 31, 1999, the Company obtained controlling, majority interest in its lamp manufacturing joint venture in India. By acquiring its joint venture partners' investment interests, the Company will effectively increase its combined ownership to approximately 90%. In conjunction with this increased investment, the Company has shipped approximately $3,000 worth of new metal halide lamp-making equipment and is expanding its facility in Chennai (Madras), India.

The Indian joint venture was created in March 1998 and began operations in January 1999. The Tamilnadu Industrial Development Corporation Limited (TIDCO, a governmental enterprise) in Chennai will remain as the Company's minority partner.

The Chennai factory offers a very beneficial cost structure while meeting the Company's product quality standards. The Company believes that in the third quarter of fiscal 2000, the Chennai operation should be producing at an annual rate of approximately one million metal halide units. By the end of the calendar year 2000, the Company projects an annual production rate of over two million units, or approximately $25,000 worth of potential product sales. The products produced in the Indian facility will be used around the world and will consist of both the Company's new Uni-Form(R) pulse start products as well as more-mature metal halide lamp types.

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

In October 1999, management decided, with the approval of the Board of Directors, to retain the Microsun business -- the portable lighting fixture products business that uses metal halide lighting technology -- as part of the Company's continuing operation. The decision to retain the business was based on management's belief that, among other reasons, the market demand for Microsun products remains substantial; the market potential will be expanded as the Microsun portable lighting fixtures will be marketed and sold along with other existing lines of products for residential use in an e-commerce format ("Microsun.com"); and the Microsun business will use the fulfillment capabilities and infrastructure of existing ADLT businesses.

In retaining the Microsun business, the Company concentrates on assembling fixtures produced by subcontractors, thereby eliminating the need for the machinery, equipment and facilities that were used in the previous operation. The assembly process is performed at existing ADLT businesses utilizing existing facilities and operations. The Company utilizes the customer service systems and personnel of an existing ADLT business, as well as the Internet at http://www.microsun.com, to receive, process and fill orders. Therefore, the Microsun business has been retained but without the use of the manufacturing processes or assets used in the previous operations.

In accordance with the accounting requirements for recontinuance, the accompanying financial statements have been reclassified to present Microsun within continuing operations. The net amount charged to the income statement consisted of the following:

                                             Period Ended December 31, 1998
                                             ------------------------------
                                             Three months        Six months
                                             ------------        ----------
Reclassification of discontinued
  operations to continuing operations         $   4,626           $  5,479
Discontinued operations provision                (6,166)            (6,166)
                                             ------------        ----------
Recontinuance of previously discontinued
  operations                                  $  (1,540)          $   (687)
                                             ============        ==========


The $4,626 reclassified to continuing operations for the three months ended December 31, 1998 consisted of a loss from operations of $1,645 and write-downs to net realizable value of $2,981 in connection with the decision in November 1998 to wind-down the Microsun business related to fixed assets ($1,449) and other assets ($1,532). These write-downs are classified in special charges. The $5,479 reclassified to continuing operations for the six months ended December 31, 1998, consisted of a loss from operations of $2,498 and write-downs of $2,981.

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

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's Condensed Consolidated Statements of Operations for the indicated periods:

                                                         Three Months Ended     Six Months Ended
                                                            December 31,           December 31,
                                                         ------------------     -----------------
                                                          1999        1998       1999        1998
                                                         -----        ----       ----        ----

Net sales                                                  100%        100%       100%       100%

Costs and expenses:
   Cost of sales                                          61.5        79.2       61.8       68.5
   Marketing and selling                                  17.8        30.6       17.9       23.7
   Research and development                                5.8        14.1        6.0       10.5
   General and administrative                              6.8        13.4        7.0       10.8
   Special charges                                         --         41.0        --        17.9
   Amortization of intangible assets                       1.1         1.7        1.2        1.5
                                                          ----      ------       ----       ----
Income (loss) from operations                              7.0       (80.0)       6.1      (32.9)

Other income (expense):
   Interest expense                                       (5.6)       (8.7)      (6.1)      (6.8)
   Interest income                                         0.3         0.8        0.4        0.6
   Income (loss) from equity investments                   0.1        (0.7)       0.1       (0.5)
                                                          ----      ------       ----       ----

Income (loss) from continuing operations
   before income taxes and cumulative
   effect of accounting change                             1.8       (88.6)       0.5      (39.6)
Income taxes                                               0.2         8.2        0.3        3.4
                                                          ----      ------       ----       ----

Income (loss) from continuing operations
   before cumulative effect of accounting change           1.6       (96.8)       0.2      (43.0)
Recontinuance of previously discontinued operations        --         (3.9)       --        (0.7)
Cumulative effect of accounting change                     --          --         --        (2.7)
                                                          ----      ------       ----       ----
Net income (loss)                                          1.6%     (100.7%)      0.2%     (46.4%)
                                                          ====      ======       ====       ====

Factors which have affected the results of operations for the second quarter and first six months of fiscal 2000 as compared to the second quarter and first six months of fiscal 1999 are discussed below.

OVERVIEW OF THE RESULTS OF OPERATIONS - SECOND QUARTER FISCAL 2000 COMPARED TO SECOND QUARTER FISCAL 1999

The Company's operations for the second quarter of fiscal 2000 resulted in income from continuing operations of $980 compared to a loss from continuing operations of $38,432 for the second quarter of fiscal 1999.

During the second quarter of fiscal 1999, the Company recorded special charges of $14,100 related to significant changes in its operations, which were intended to accelerate and intensify the Company's focus on its metal halide products. The special charges principally related to the execution of the Company's shift in strategic direction and included: limiting Pacific Rim expansion; changing global lamp manufacturing strategy; restructuring marketing operations in North America and Europe; accelerating an exit from noncore product lines; reducing excess overhead including staffing reductions; consolidating an equipment manufacturing operation into the Company's Solon, Ohio facility and significantly reducing the size of its operation; and, reducing capital expenditures. In addition, the Company incurred special charges of $2,981 related to the wind-down of portable fixture manufacturing operations, which are described in the section "Discontinued Operations Subsequently Retained." The special charges for the second quarter of fiscal 1999 of $17,081 are classified in the consolidated statement of operations as cost of sales ($808) and special charges ($16,273).

In conjunction with limiting its Pacific Rim expansion, the Company terminated production equipment contracts related to the completion of four lamp manufacturing equipment groups. Accordingly, in the second quarter of fiscal 1999, the Company reversed previously recognized sales of $14,961 and cost of sales of $6,413 related to these contracts, which were accounted for under the percentage-of-completion method.

QUARTER ENDED DECEMBER 31, 1999 COMPARED WITH QUARTER ENDED DECEMBER 31, 1998

Net sales. Net sales increased 50.8% to $59,885 in the second quarter of fiscal 2000 from $39,704 in the second quarter of fiscal 1999. Commercial and industrial sales increased 12.7% to $59,249 in the second quarter of fiscal 2000 as compared to $52,560 in the second quarter of fiscal 1999. Sales of Microsun residential product decreased to $636 in the second quarter of fiscal 2000 from $1,760 in the second quarter of fiscal 1999 due to the decision to wind-down the portable residential fixture manufacturing operations in the second quarter of fiscal 1999. No lamp equipment sales were recorded in the second quarter of fiscal 2000 due to the cessation of these sales in the second quarter of fiscal 1999. The second quarter of fiscal 1999 includes the reversal of $14,961 in lamp equipment sales due to the termination of equipment contracts noted above, offset by $357 of lamp equipment sales.

Fiscal 2000 second quarter commercial and industrial sales (which exclude the residential and lamp equipment amounts discussed above), reflect continued growth in the sales of the Company's core U.S. metal halide operations, in non-metal halide products, and in overseas sales. The Company's commercial and industrial metal halide sales increased 15% (11% increase in the United States) from the year ago period. The Company's core metal halide materials business, a key indicator of industry trends, was up 61% from fiscal 1999. Geographically, these sales of materials were up 38% in the U.S. and grew 102% outside the U.S. The Company does not anticipate growth in materials sales to approach these rates in the second half of fiscal 2000, but does expect materials sales to continue to show strong growth.

Commercial and industrial sales outside the U.S. increased 29%. The Company attributes the increase in international sales primarily to increased sales of its materials and optical coatings, especially in the Pacific Rim. Sales of non-metal halide products grew 6%, representing strong sales of the Company's materials, particularly thin-film optical coating materials.

Sales increases were driven by increased volume in the Company's materials, components and systems. Pricing in the metal halide lighting business is competitive, and prices for the Company's products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company's product pricing.

The Company expects to see continued strong sales performance throughout fiscal 2000. It also believes that its expanded relationship with GE Lighting, along with its own e-commerce initiatives, could add a significant amount of revenues. However, the Company expects to reduce and manage its operating expense ratios with the goal of generating profits irrespective of its revenue growth. The Company has returned to profitability in the second quarter of fiscal 2000 and believes its prospects for continued profitability are good.

Cost of Sales. Cost of sales increased 17.2% to $36,852 in the second quarter of fiscal 2000 from $31,448 in the second quarter of fiscal 1999. As a percentage of net sales, cost of sales decreased to 61.5% from 79.2%. The Company's restructuring efforts in the second quarter of fiscal 1999 resulted in a significant disruption of the ongoing business of the Company, and as a result, a significant increase in its costs of sales. The biggest single area of increased costs occurred as a result of the consolidation of the lamp and equipment operations. Three manufacturing sites were consolidated into one, which together with employee terminations, resulted in severe workforce disruption. Simultaneously, the Company attempted to accelerate production of new products such as Uni-Form(R) pulse start and began the implementation of extensive, new information systems. Largely as a result of these initiatives, the Company incurred significantly higher costs related to quality, rework and productivity issues.

Cost of sales in the second quarter of fiscal 1999 included a credit of $6,413 related to the termination of equipment contracts and $808 related to the exit of nonfocus product lines. Excluding these items, cost of sales decreased to $36,852 in the second quarter of fiscal 2000 from $37,053 in the second quarter of fiscal 1999. The abnormally high level of cost of sales in fiscal 1999 was primarily a result of the production problems noted above in the second quarter of fiscal 1999 as compared to a more normalized cost of sales amount in the second quarter of fiscal 2000. As a percentage of net sales, excluding the effect of the terminated equipment contracts and special charges, cost of sales decreased to 61.5% in the second quarter of fiscal 2000 from 67.8% in the second quarter of fiscal 1999.

Marketing and Selling Expenses. Marketing and selling expenses decreased 12.6% to $10,617 in the second quarter of fiscal 2000 from $12,151 in the second quarter of fiscal 1999. The reduction in marketing and selling expenses is primarily due to a change in the manner in which the company is selling its residential portable lighting fixtures. In the second quarter of fiscal 1999, the company was utilizing newspaper ads in major metropolitan newspapers and catalogues to sell these fixtures. As described earlier in the section "Discontinued Operations Subsequently Retained," the Company is now utilizing the customer service systems and personnel of an existing ADLT business, as well as the Internet at http://www.microsun.com, to receive, process and fill orders, which has resulted in a reduction in marketing and selling expenses. As a percentage of net sales, excluding the effect of the terminated equipment contracts in fiscal 1999, marketing and selling expenses decreased to 17.8% in the second quarter of fiscal 2000 from 22.2% in the second quarter of fiscal 1999.

Research and Development Expenses. Research and development expenses decreased 37.8% to $3,483 in the second quarter of fiscal 2000 from $5,597 in the second quarter of fiscal 1999. Research and development expenses are incurred related to: (i) expansion of the new line of Uni-Form (R) pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems; (iii) development of new materials for the world's major lighting manufacturers; and, (iv) research and development efforts aimed at improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. The decrease in research and development was primarily a result of a reduction in spending related to the development of Uni-Form(R) pulse start lamps and the Company's efforts to control the level of its research and development spending. As a percentage of net sales, excluding the effect of the terminated equipment contracts in fiscal 1999, research and development expenses decreased to 5.8% in the second quarter of fiscal 2000 from 10.2% in the second quarter of fiscal 1999.

General and Administrative Expenses. General and administrative expenses decreased 23.5% to $4,086 in the second quarter of fiscal 2000 from $5,338 in the second quarter of fiscal 1999. The decrease reflects the Company's efforts to control general and administrative costs and was primarily related to reductions in salaries and benefits and travel costs. As a percentage of net sales, excluding the effect of the terminated equipment contracts in fiscal 1999, general and administrative expenses decreased to 6.8% in the second quarter of fiscal 2000 from 9.8% in the second quarter of fiscal 1999.

Special Charges. See discussion of special charges above.

Amortization of Intangible Assets. Amortization expense remained relatively constant at $672 in the second quarter of fiscal 2000 compared to $678 in the second quarter of fiscal 1999. Amortization expense relates primarily to the amortization of goodwill and other intangible assets related to the January 1998 acquisitions of Ruud Lighting, Inc. and Deposition Sciences, Inc.

Income (Loss) from Operations. As a result of the items noted above, income from operations in the second quarter of fiscal 2000 was $4,175 as compared to a loss from operations in the second quarter of fiscal 1999 of $31,781. Income from operations represented 7.0% of sales in fiscal 2000.

Interest Expense. Interest expense decreased to $3,323 in the second quarter of fiscal 2000 from $3,440 in the second quarter of fiscal 1999. This decrease resulted primarily from the lower average debt outstanding during the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999, resulting from the bank loan repayments made possible by the receipt of the GE investment proceeds.

Interest Income. Interest income decreased to $214 in the second quarter of fiscal 2000 from $328 in the second quarter of fiscal 1999. This decrease is attributable to lower average cash equivalents and short-term investments in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999.

Income (Loss) from Equity Investments. The income from equity investments in the second quarter of fiscal 2000 represents $35 of earnings from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The loss from equity investments in fiscal 1999 represents $30 of earnings from the Company's investment in Fiberstars, Inc., offset by a $302 loss from the Company's investment in Venture Lighting Japan, a manufacturer and marketer of metal halide lamps in Japan.

Income (Loss) from Continuing Operations before Income Taxes. The Company had income from continuing operations before income taxes of $1,101 during the second quarter of fiscal 2000 as compared to a loss from continuing operations before income taxes of $35,165 during the second quarter of fiscal 1999.

Income Taxes. Income tax expense was $121 for the second quarter of fiscal 2000 as compared to $3,267 in the second quarter of fiscal 1999. The income tax expense in the second quarter of fiscal 2000 relates primarily to certain of the Company's foreign operations.

For the second quarter of fiscal 1999, the Company reported a pretax loss from continuing operations, including special charges, of $35,165, which created operating losses and future tax deductions for financial reporting purposes. Accordingly, at December 31, 1998, the Company recorded a valuation allowance for deferred tax assets related to all NOLs, tax credits and net deductible tax differences at December 31, 1998 in the amount of $15,503.

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

Also at June 30, 1999, the Company had foreign net operating loss carryforwards for tax purposes totaling $5,209 that expire in varying amounts from 2000 to 2005 and $10,587 that have no expiration dates.

Recontinuance of Previously Discontinued Operations. See "Discontinued Operations Subsequently Retained" and Note I of "Notes to Condensed Consolidated Financial Statements (Unaudited)" for further discussion.

Cumulative Effect of Accounting Change. During the fourth quarter of fiscal 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," effective July 1, 1998. The first quarter of fiscal 1999 has been restated to reflect the cumulative effect of the accounting change of $2,443.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1998

Net sales. Net sales increased 27.6% to $116,065 in the first six months of fiscal 2000 from $90,991 in the first six months of fiscal 1999. Commercial and industrial sales increased 14.7% to $115,097 in the first half of fiscal 2000 as compared to $100,352 in the first half of fiscal 1999. Sales of Microsun residential product decreased to $968 in the first half of fiscal 2000 from $2,689 in the first half of fiscal 1999 due to the decision to wind-down the portable residential fixture manufacturing operations in the second quarter of fiscal 1999. No lamp equipment sales were recorded in the first half of fiscal 2000 due to the cessation of these sales in the second quarter of fiscal 1999. The first half of fiscal 1999 includes the reversal of $14,961 in lamp equipment sales due to the termination of equipment contracts noted above, offset by $2,911 of lamp equipment sales.

Fiscal 2000 second quarter commercial and industrial sales (which exclude the residential and lamp equipment amounts discussed above), reflect continued growth in the sales of the Company's core U.S. metal halide operations, in non-metal halide products, and in overseas sales. The Company's commercial and industrial metal halide sales increased 13% (12% increase in the United States) from the year ago period. The Company's core metal halide materials business, a key indicator of industry trends, was up 46% from fiscal 1999. Geographically, these sales of materials were up 28% in the U.S. and grew 76% outside the U.S. The Company does not anticipate growth in materials sales to approach these rates in the second half of fiscal 2000, but does expect materials sales to continue to show strong growth.

Commercial and industrial sales outside the U.S. increased 22%. The Company attributes the increase in international sales to increased sales of its materials and optical coatings, especially in the Pacific Rim. Sales of non-metal halide products grew 19% representing strong sales of the Company's materials, particularly thin-film optical coating materials.

Sales increases were driven by increased volume in the Company's materials, components and systems. Pricing in the metal halide lighting business is competitive, and prices for the Company's products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company's product pricing.

The Company expects to see continued strong sales performance throughout fiscal 2000. It also believes that its expanded relationship with GE Lighting, along with its own e-commerce initiatives, could add a significant amount of revenues. However, the Company expects to reduce and manage its operating expense ratios with the goal of generating profits irrespective of its revenue growth. The Company has returned to profitability in the second quarter of fiscal 2000 and believes it prospects for continued profitability are good.

Cost of Sales. Cost of sales increased 15.0% to $71,696 in the first six months of fiscal 2000 from $62,352 in the first six months of fiscal 1999. As a percentage of net sales, cost of sales decreased to 61.8% in the first six months of fiscal 2000 from 68.5% in the first six months of fiscal 1999. The Company's restructuring efforts in the second quarter of fiscal 1999 resulted in a significant disruption of the ongoing business of the Company, and as a result, a significant increase in its costs and expenses. The biggest single area of increased costs occurred as a result of the consolidation of the lamp and equipment operations. Three manufacturing sites were consolidated into one, which together with employee terminations, resulted in severe workforce disruption. Simultaneously, the Company attempted to accelerate production of new products such as Uni-Form(R) pulse start and began the implementation of extensive, new information systems. Largely as a result of these initiatives, the Company incurred significantly higher costs related to quality, rework and productivity issues.

Cost of sales in the first six months of fiscal 1999 include a credit of $6,413 related to the termination of equipment contracts and $808 of inventory write-downs related to the exit of nonfocus product lines. Excluding these items, cost of sales increased 5.5% to $71,696 in the first six months of fiscal 2000 from $67,957 in the first six months of fiscal 1999. The abnormally high level of cost of sales in fiscal 1999 was primarily a result of the production problems noted above in the second quarter of fiscal 1999 as compared to a more normalized cost of sales amount in the second quarter of fiscal 2000. As a percentage of net sales, excluding the effect of the terminated equipment contracts and inventory write-downs, cost of sales decreased to 61.8% in the first six months of fiscal 2000 from 64.1% in the first six months of fiscal 1999.

Marketing and Selling Expenses. Marketing and selling expenses decreased 3.5% to $20,792 in the first six months of fiscal 2000 from $21,552 in the first six months of fiscal 1999. Marketing and selling expenses for the first six months of fiscal 2000 increased in proportion to the increase in net sales (excluding the equipment sales reversal of $14,961 in fiscal 1999). Offsetting this increase was a reduction in marketing and selling expenses related to a change in the manner in which the Company is selling its residential portable lighting fixtures. In the first six months of fiscal 1999, the Company was utilizing newspaper ads in major metropolitan newspapers and catalogues to sell these fixtures. As described in the section "Discontinued Operations Subsequently Retained," the Company is now utilizing the customer service systems and personnel of an existing ADLT business, as well as the Internet at http://www.microsun.com, to receive, process and fill orders, which has resulted in a reduction in marketing and selling expenses. As a percentage of net sales, excluding the effect of the terminated equipment contracts in fiscal 1999, marketing and selling expenses decreased to 17.9% in the first six months of fiscal 2000 from 20.3% in the first six months of fiscal 1999.

Research and Development Expenses. Research and development expenses decreased 27.0% to $6,978 in the first six months of fiscal 2000 from $9,562 in the first six months of fiscal 1999. Research and development expenses are incurred related to: (i) expansion of the new line of Uni-Form(R) pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems;
(iii) development of new materials for the world's major lighting manufacturers; and, (iv) research and development efforts aimed at improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. The decrease in research and development was primarily a result of a reduction in spending related to the development of Uni-Form(R) pulse start lamps and the Company's efforts to control the level of its research and development spending. As a percentage of net sales, excluding the effect of the terminated equipment contracts in fiscal 1999, research and development expenses decreased to 6.0% in the first six months of fiscal 2000 from 9.0% in the first six months of fiscal 1999.

General and Administrative Expenses. General and administrative expenses decreased 17.5% to $8,121 in the first six months of fiscal 2000 from $9,843 in the first six months of fiscal 1999. The decrease reflects the Company's efforts to control general and administrative costs and was primarily related to reductions in salaries and benefits and travel costs. As a percentage of net sales, excluding the effect of the terminated equipment contracts in the first six months of fiscal 1999, general and administrative expenses decreased to 7.0% in the first six months of fiscal 2000 from 9.3% in the first six months of fiscal 1999.

Special Charges. See discussion of special charges above.

Amortization of Intangible Assets. Amortization expense remained relatively constant at $1,347 in the first six months of fiscal 2000 from $1,343 in the first six months of fiscal 1999. Amortization expense relates primarily to the amortization of goodwill and other intangible assets related to the January 1998 acquisitions of Ruud Lighting, Inc. and Deposition Sciences, Inc.

Income (Loss) from Operations. As a result of the items noted above, income from operations in the second quarter of fiscal 2000 was $7,131 as compared to a loss from operations in the second quarter of fiscal 1999 of 29,934. Income from operations represented 6.1% of sales in fiscal 2000.

Interest Expense. Interest expense increased to $7,113 in the first six months of fiscal 2000 from $6,181 in the first six months of fiscal 1999. This increase resulted primarily from the higher average debt outstanding during the first six months of fiscal 2000 as compared to the first six months of fiscal 1999.

Interest Income. Interest income decreased to $434 in the first six months of fiscal 2000 from $566 in the first six months of fiscal 1999. This decrease is attributable to lower average cash equivalents and short-term investments in fiscal 2000 as compared to fiscal 1999, offset by an increase of approximately $200 in interest income from the loan to officer.

Income (Loss) from Equity Investments. The income from equity investments in the first six months of fiscal 2000 represents $85 of earnings from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The loss from equity investments in fiscal 1999 represents $83 of earnings from the Company's investment in Fiberstars, Inc., offset by a $544 loss from the Company's investment in Venture Lighting Japan, a manufacturer and marketer of metal halide lamps in Japan.

Income (loss) from Continuing Operations before Income Taxes. The Company had income from continuing operations before income taxes of $537 during the first six months of fiscal 2000 as compared to a loss from continuing operations before income taxes of $36,010 during the first six months of fiscal 1999.

Income Taxes. Income tax expense was $339 for the first six months of fiscal 2000 as compared to $3,093 in the first six months of fiscal 1999. The income tax expense in the first six months of fiscal 2000 relates primarily to certain of the Company's foreign operations.

For the second quarter of fiscal 1999, the Company reported a pretax loss from continuing operations, including special charges, of $35,165, which created operating losses and future tax deductions for financial reporting purposes. Accordingly, at December 31, 1998, the Company recorded a valuation allowance for deferred tax assets related to all NOLs, tax credits and net deductible tax differences at December 31, 1998 in the amount of $15,503.

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

Also at June 30, 1999, the Company had foreign net operating loss carryforwards for tax purposes totaling $5,209 that expire in varying amounts from 2000 to 2005 and $10,587 that have no expiration dates.

Recontinuance of Previously Discontinued Operations. See "Discontinued Operations Subsequently Retained" and Note I of "Notes to Condensed Consolidated Financial Statements (Unaudited)" for further discussion.

Cumulative Effect of Accounting Change. During the fourth quarter of fiscal 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," effective July 1, 1998. The first six months of fiscal 1999 have been restated to reflect the cumulative effect of the accounting change of $2,443.

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

Cash decreased $1,766 during the first six months of fiscal 2000. Uses of cash consisted of $3,670 used in operating activities and $4,478 used in investing activities. These uses of cash were offset by net financing activities of $6,382.

Net cash used in operating activities. Net cash used in operating activities totaled $3,670 during the first six months of fiscal 2000 as compared to $17,819 in the first six months of fiscal 1999. The increase in trade receivables of $7,835 was the most significant usage, and was primarily a result of the increase in sales. In spite of this usage of cash in the first six months, the Company intends to manage its cash resources to generate positive cash flow from operating activities for the full fiscal year 2000 and beyond. In the second quarter of fiscal 2000, the Company generated net cash from operating activities of $1,299.

Net cash used in investment activities. During the first six months of fiscal 2000, investing activities used $4,478 of cash, which was primarily represented by a $2,878 usage for capital expenditures and a $1,920 investment in affiliates, offset by a $350 source of funds from the sale of a short-term investment.

Capital expenditures, primarily for production equipment and leasehold and facility improvements, totaled $2,878 during the first six months of fiscal 2000 as compared to $17,956 during the first six months of fiscal 1999. Capital expenditures in fiscal 2000 related to additional machinery and equipment to improve production processes, which should result in increased productivity and capacity in the production of lamps, power supplies and other lighting system products.

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

Net cash provided by financing activities. During the first six months of fiscal 2000, net financing activities provided cash of $6,382, which included $20,203 of cash provided from the investment from GE, offset by net repayments of borrowings under the Company's revolving credit facilities of $7,936 and net repayments of long-term debt and capital leases of $6,205.

On March 13, 1998, the Company sold $100,000 of 8% Senior Notes due March 15, 2008, resulting in net proceeds of $96,150. Approximately $76,300 of the net proceeds of the Senior Notes were used to repay amounts outstanding under the Company's existing credit facility, thereby lengthening the average term of the Company's debt, most of which had been incurred to finance the acquisitions of Ruud Lighting and DSI. From September 14, 1998 until completion of a registered exchange offer to existing noteholders, the Senior Notes bear interest at 8.5%. The offer is expected to be completed within 45 days following effectiveness of the Company's related registration statement.

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

The CEO paid accrued interest of $720 on the loan through October 6, 1999. The principal on the loan was due on October 6, 1999. On January 25, 2000, the Board agreed that Mr. Hellman would not be required to repay the loan until October 6, 2000. However, if the price of the Company's Common Stock reaches $12 per share (a level which the directors believe would permit repayment of the CEO's margin loan and refinancing with another lender), the Board and the CEO will discuss earlier repayment of all or a portion of the loan. The directors have informed the CEO that the Company may require immediate payment of the loan if the Company requires the payment to prevent an unacceptable strain on cash resources.

Ability to advance future operations. The Company has begun to implement, and will continue to implement, changes in its operations and investment activities intended to reduce the use of its cash resources to a level at or below the cash flow generated by its operations and investments.

The Company's working capital (current assets less current liabilities) at December 31, 1999 was $23,974, resulting in a working capital ratio of current assets to current liabilities of 1.4 to 1.0, as compared to $18,274 or 1.3 to
1.0 at June 30, 1999. As of December 31, 1999, the Company had $2,064 in cash and cash equivalents.

The interest-bearing obligations of the Company totaled $147,367 as of December 31, 1999, and consisted of: $24,235 of borrowings under the Bank Credit Facility; $100,000 of 8% Senior Notes; mortgages of $17,046; a promissory note due to an affiliate of $3,000; borrowings of a foreign subsidiary of $2,009; and, capital leases of $1,077.

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

The Company believes that the available cash, cash flow from operations, and the initiatives outlined above, along with availability under its existing Bank Credit Facility, will enable the Company to fund its operations for at least the next 12 months. Beyond this time, the Company believes a return to profitability and positive cash flow from operations, its strategic relationship with GE, and the growth in the popularity and applications for metal halide products and systems should enable the Company to access additional capital resources, as needed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended December 31, 1999, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

PART II.  OTHER INFORMATION

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

ITEM 1.  LEGAL PROCEEDINGS

The information included in Note J of the "Notes to Condensed Consolidated Financial Statements (Unaudited)" included in this Report on Form 10-Q/A is hereby incorporated by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 1, 1999, the Company acquired the remaining 50% of Lighting Sciences, Inc. ("LSI") which it did not already own. LSI is located in Phoenix, Arizona. The acquisition was accomplished by a merger of the other shareholder of LSI into a wholly-owned subsidiary of the Company. The other LSI shareholder, a corporation, was owned by a revocable trust for the President and founder of LSI and his wife. The trust received 40,000 shares of Common Stock and will have the right to receive up to an additional 40,000 shares of Common Stock or cash if the value of the shares issued is less than $800,000 at June 30, 2000. The transaction was exempt from registration under the Act pursuant to Section 4(2). The Common Stock was issued to the other shareholder of LSI, which was certified to be an "accredited investor," as defined in Rule 501 under the Act. The trust made customary representations and warranties, including acknowledgement of the requirements of Rule 144 and the ability to evaluate the investment and bear the economic risk, and the share certificate bears a restrictive legend.

ITEM 5.  OTHER INFORMATION

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

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. The principal on the loan was due on October 6, 1999. On January 25, 2000, the Board agreed that Mr. Hellman would not be required to repay the loan until October 6, 2000. However, if the price of the Company's Common Stock reaches $12 per share (a level which the directors believe would permit repayment of the CEO's margin loan and refinancing with another lender), the Board and the CEO will discuss earlier repayment of all or a portion of the loan. The directors have informed the CEO that the Company may require immediate payment of the loan if the Company requires the payment to prevent an unacceptable strain on cash resources.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


                                                                                  SEQUENTIAL
                                                                                  PAGE NUMBER/
EXHIBIT                                                                           INCORPORATED
NUMBER            TITLE                                                           BY REFERENCE
-------           -----                                                           ------------
3.1            Second Amended and Restated Articles of Incorporation                   (1)

3.2            Certificate of Adoption of Amended and Restated Articles of
               Incorporation of the Company filed as of October 6, 1999, with the Ohio Secretary of State relating to the Series A Convertible
               Preferred Shares                                                        (2)

3.3            Code of Regulations                                                     (3)

4.1            Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2            Registration Rights Agreement dated as of September 30, 1999, by and    (2)
               between the Company and General Electric Company

10.1 Assignment and Acceptance Agreement by and among the Company, PNC Bank, National Association and National City Commercial
               Finance, Inc., dated as of November 2, 1999

10.2 Assignment and Acceptance Agreement by and among the Company, PNC Bank, National Association and Sovereign Bank, dated as of
               November 2, 1999

10.3 Third Amendment Agreement by and among the Company and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of November 2, 1999, and amending the Credit Agreement by and among the same parties, dated as of May 21, 1999

10.4           Series A1 Warrant to Purchase Common Shares of the Company issued       (4)
               To General Electric Company dated as of October 6, 1999

10.5           Stock Purchase Agreement by and between the Company and General         (2)
               Electric Company dated as of September 28, 1999

10.6           Contingent Warrant Agreement dated as of September 30, 1999, by and     (2)
               among the Company; General Electric Company; Wayne R. Hellman,
               individually and as voting trustee under Voting Trust Agreement dated October 10, 1995; Hellman, Ltd.; and Alan J. Ruud,
               individually and as voting trustee under Voting Trust Agreement dated January 2, 1998


                                                                                  SEQUENTIAL
                                                                                  PAGE NUMBER/
EXHIBIT                                                                           INCORPORATED
NUMBER            TITLE                                                           BY REFERENCE
-------           -----                                                           ------------

10.7           Lamp Materials Purchase Agreement by and among the Company;             (5)
               General Electric Company, acting through its GE Lighting business;
               and APL Engineered Materials, Inc. dated as of September 30, 1999

10.8           Patent and Technical Assistance Agreement by and among the Company;     (6)
               APL Engineered Materials, Inc.; and General Electric Company, acting through its GE Lighting business dated as of September 30, 1999

10.9 Mutual Release and Indemnification Agreement by and between the Company and Louis S. Fisi, dated as of December 31, 1999

10.10 Consulting Agreement by and between the Company and Louis S. Fisi, dated as of December 31, 1999

12             Statement Re: Computation of Ratio of Earnings to Fixed Charges

27             Financial Data Schedule

--------------------------------

(1) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

(2) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 1999

(3) Incorporated by reference to Exhibit 3.2 in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(4) Incorporated by reference to Exhibit 10.7 in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 1999.

(5) Incorporated by reference to Exhibit 10.8 in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 1999.

(6) Incorporated by reference to Exhibit 10.9 in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 1999.

(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       ADVANCED LIGHTING TECHNOLOGIES, INC.


Date:  February 14, 2000                              By:  /s/ Wayne R. Hellman
                                                          --------------------
                                                     Wayne R. Hellman
                                                     Chief Executive Officer



Date:  February 14, 2000                              By:  /s/ Nicholas R. Sucic
                                                          ---------------------
                                                     Nicholas R. Sucic
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION OF EXHIBITS                                                            PAGE NO.
-------        -----------------------                                                            --------
3.1            Second Amended and Restated Articles of Incorporation                                (1)

3.2            Certificate of Adoption of Amended and Restated Articles of                          (2)
               Incorporation of the Company filed as of October 6, 1999, with the Ohio
               Secretary of State relating to the Series A Convertible Preferred Shares

3.3            Code of Regulations                                                                  (3)

4.1            Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2            Registration Rights Agreement dated as of September 30, 1999, by and                 (2)
               between the Company and General Electric Company

10.1 Assignment and Acceptance Agreement by and among the Company, PNC Bank, National Association and National City Commercial
               Finance, Inc., dated as of November 2, 1999

10.2 Assignment and Acceptance Agreement by and among the Company, PNC Bank, National Association and Sovereign Bank, dated as of
               November 2, 1999

10.3 Third Amendment Agreement by and among the Company and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of November 2, 1999, and amending the Credit Agreement by and among the same parties, dated as of May 21, 1999

10.4           Series A1 Warrant to Purchase Common Shares of the Company issued                    (4)
               to General Electric Company dated as of October 6, 1999

10.5           Stock Purchase Agreement by and between the Company and General                      (2)
               Electric Company dated as of September 28, 1999

10.6           Contingent Warrant Agreement dated as of September 30, 1999, by and                  (2)
               among the Company; General Electric Company; Wayne R. Hellman,
               individually and as voting trustee under Voting Trust Agreement dated
               October 10, 1995; Hellman, Ltd.; and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998

10.7           Lamp Materials Purchase Agreement by and among the Company;                          (5)
               General Electric Company, acting through its GE Lighting business; and
               APL Engineered Materials, Inc. dated as of September 30, 1999


EXHIBIT
NUMBER         DESCRIPTION OF EXHIBITS                                                            PAGE NO.
-------        -----------------------                                                            --------
10.8           Patent and Technical Assistance Agreement by and among the Company;                  (6)
               APL Engineered Materials, Inc.; and General Electric Company, acting through its GE Lighting business dated as of September 30, 1999

10.9 Mutual Release and Indemnification Agreement by and between the Company and Louis S. Fisi, dated as of December 31, 1999

10.10 Consulting Agreement by and between the Company and Louis S. Fisi, dated as of December 31, 1999

12             Statement Re: Computation of Ratio of Earnings to Fixed Charges

27             Financial Data Schedule

--------------------------------

(1) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

(2) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 1999.

(3) Incorporated by reference to Exhibit 3.2 in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(4) Incorporated by reference to Exhibit 10.7 in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 1999.

(5) Incorporated by reference to Exhibit 10.8 in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 1999.

(6) Incorporated by reference to Exhibit 10.9 in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 1999.