Form 10-K/A
period 1999-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2000-03-01
CIK 1002125

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                               FORM 10-K/A No. 2
(Mark One)

  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---
ACT OF 1934
For the fiscal year ended June 30, 1999

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

EXPLANATORY NOTE

     This Form 10-K/A No. 2 is filed to: (i) amend Item 8 to provide Financial Statements and Supplementary Data which have been revised to reflect the reclassification of the Company's financial statements as a result of the Company's decision to retain the Microsun business which had previously been included as a discontinued operation and to clarify Note C to the consolidated financial statements of the Company, (ii) amend Risk Factors and Items 1, 6 and 7 for conforming changes related to the reclassification and to make certain clarifications in the text of Item 7, and (iii) amend Items 10, 11, 12 and 13 to conform the information in these items to the information included in the Company's definitive Proxy Statement filed on January 14, 2000.

     This Form 10-K/A No. 2 replaces in its entirety the Company's Form 10-K for the year ended June 30, 1999 filed September 28, 1999 and the Company's Form 10-K/A filed October 27, 1999. Except as specified above, this Form 10-K/A No. 2 does not update or amend the information in such filings. Please refer to the Company's reports filed with the Securities and Exchange Commission for more current information regarding periods commencing after June 30, 1999.

                                     INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                                                          PAGE
                                                                          ----
Cautionary Statement Regarding Forward Looking Statements...............    2
Risk Factors............................................................    2

                                    PART I
Item 1.     Business....................................................    9
Item 2.     Properties..................................................   24
Item 3.     Legal Proceedings...........................................   24
Item 4.     Submission of Matters to a Vote of Security Holders.........   25

                                   PART II
Item 5.     Market for the Registrant's Common Equity and Related
              Shareholder Matters.......................................   25
Item 6.     Selected Financial Data.....................................   26
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   29
Item 7A.    Quantitative and Qualitative Disclosures about Market
              Risk......................................................   49
Item 8.     Financial Statements and Supplementary Data.................   49
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   50

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   50
Item 11.    Executive Compensation......................................   52
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................   57
Item 13.    Certain Relationships and Related Transactions..............   59

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................   62

SIGNATURES..............................................................   68

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

THE EXTENT OF OUR INTERNATIONAL BUSINESS OPERATIONS COULD HURT OUR PERFORMANCE

     We have derived, and expect to derive in the future, a substantial portion of our net sales from our international business. Revenues from customers outside of the United States represented approximately 33% of our net sales for fiscal 1999. Our international joint ventures and operations and our export sales are subject to the risks inherent in doing business abroad, including delays in shipments, adverse fluctuations in currency exchange rates, increases in import duties and tariffs, and changes in foreign regulations and political climate. We have granted and will grant our joint ventures and operations in foreign countries rights to use our technology. While we will attempt to protect our intellectual property rights in these foreign joint ventures and operations, the laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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

     The metal halide market is the fastest growing segment of the domestic lighting market, demonstrated by metal halide lamp sales having grown at a compound annual rate of approximately 14% since 1993, although growth has varied substantially from year to year. The Company's strong market position, new product development capabilities, strategic acquisitions and participation in international markets have enabled the Company to increase its revenues at rates in excess of the growth of the domestic metal halide market. The Company's sales increased at a compound annual growth rate of 52% to $193.2 million in fiscal 1999 from $54.6 million in fiscal 1996. The Company has experienced growth in net sales in each of the past six years, and the Company's sales increased 15% to $193.2 million in fiscal 1999 from $168.3 million in fiscal 1998.

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

     On January 2, 1998, the Company acquired all of the capital stock outstanding of Ruud Lighting (the "Ruud Stock"), located in Racine, Wisconsin. Ruud Lighting manufactures and directly markets high-intensity discharge ("HID") lighting systems, principally focusing on metal halide installations for commer-cial, industrial and outdoor lighting applications. The Ruud Stock was acquired from the five shareholders of Ruud Lighting in a privately negotiated purchase transaction. The purchase price for the Ruud Stock consisted of three million shares of the Company's Common Stock and approximately $35.5 million in cash.

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

  International Sales

     International sales aggregated $68.9 million (33% of net sales) for fiscal 1999, $78.8 million (47% of net sales) for fiscal 1998 and $41.0 million (47% of net sales) for fiscal 1997. For more detailed information regarding the Company's international operations, see Note R to "Notes to Consolidated Financial Statements," included in Item 8.

PRODUCT DESIGN AND DEVELOPMENT

     Management believes one of its key strengths is its ability to design and develop new products. The Company has dedicated research and development efforts in each of its product lines having invested $34.3 million or 7.7% of net sales into research and development over the last three full fiscal years. In fiscal 1999 the Company invested $17.7 million (9.2% of net sales) in research and development; in fiscal 1998,

$10.8 million (6.4% of net sales); and in fiscal 1997, $5.8 million (6.7% of net sales). Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form(R) pulse start products. Uni-Form(R) pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. Historically, the Company's efforts primarily have been focused on the development of materials and system components.

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

  Materials

     The Company markets materials (metal halide and other salts) directly to all high intensity discharge lamp manufacturers, primarily GE, Philips and Sylvania for use in their manufacture of lamps. The Company also markets lamp materials to its joint venture partners. In addition, the Company works very closely with its customers to manufacture materials according to their specifications. Certain customer-developed materials are considered proprietary to the Company's customers. The other lamp components manufactured by the Company are used primarily in the manufacture of its own lamps; however, some outside sales are made to other lamp manufacturers. The principal customers for the thin-film coating products of the Company include major lamp manufacturers. In addition, the Company markets its thin-film coatings to government suppliers for use in aerospace applications and to jewelry manufacturers. Sales of materials accounted for approximately 12.1% of the Company's revenues in fiscal 1999, 11.1% in 1998 and 13.9% in 1997.

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

     In addition to packaging power supplies with lamps, the Company is continuing direct marketing to OEMs and sales through electrical distributors. Sales of system components accounted for approximately 46.7% of the Company's revenues in fiscal 1999, 57.4% in fiscal 1998 and 73.6% in fiscal 1997.

  Systems

     The Company's commercial lighting systems are marketed primarily under the trade name "Ruud Lighting." Ruud Lighting markets and distributes its products primarily by direct marketing to lighting contractors. By marketing complete metal halide systems, the Company believes it may capture a greater market share in the metal halide industry. As a direct marketer of these commercial lighting systems, Ruud Lighting should enable the Company's new systems and technologies (embedded with the Company's system components) to gain wider acceptance in the marketplace. Ruud Lighting works closely with lighting contractors and is able to efficiently assist them in implementing these new systems and technologies. Commercial systems accounted for approximately 37.1% of the Company's revenues in fiscal 1999 and 22.2% in 1998. Prior to the Ruud Lighting acquisition in January 1998, the Company had no significant sales of commercial lighting systems.

  Production Equipment

     The Company's production equipment is manufactured for internal use and is marketed to existing companies for turnkey production of thin-film coatings. Until the recent temporary cessation, the Company also marketed turnkey lamp production equipment groups to existing companies and its joint venture partners. The Company also markets production equipment to its joint venture partners. External sales of production equipment accounted for approximately 4.1% of the Company's revenues in fiscal 1999, 9.3% in fiscal 1998 and 11.2% in fiscal 1997.

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

                                                     FISCAL YEAR ENDED JUNE 30,
                                        -----------------------------------------------------
                                          1999        1998       1997       1996       1995
                                        --------    --------    -------    -------    -------
                                           (IN THOUSANDS, EXCEPT PER SHARE DOLLAR AMOUNTS)
OPERATING STATEMENT DATA:
Net sales............................   $193,203    $168,349    $86,490    $54,636    $40,767
Costs and expenses:
  Cost of sales......................    135,773     101,697     45,738     29,164     21,899
  Marketing and selling..............     45,035      29,990     15,832      8,755      6,381
  Research and development...........     17,680      10,843      5,804      3,000      1,673
  General and administrative.........     21,192      12,208      7,184      6,152      5,452
  Settlement of claims(1)(2).........         --          --        771      2,732         --
  Fiber optic joint venture formation
     costs...........................         --         212        286         --         --
  Purchased research and
     development(3)..................         --      18,220         --         --         --
  Special charges(3).................     31,107      15,918         --         --         --
  Amortization of intangible
     assets..........................      2,789       1,691        406         90         55
  Restructuring(4)...................         --          --         --         --       (121)
                                        --------    --------    -------    -------    -------
Income (loss) from operations........    (60,373)    (22,430)    10,469      4,743      5,428
Interest income (expense), net.......    (12,767)     (2,388)      (668)    (1,316)    (2,074)
Loss from equity investment(5).......     (6,318)       (501)        --         --         --
                                        --------    --------    -------    -------    -------
Income (loss) from continuing
  operations before income taxes,
  extraordinary charge and cumulative
  effect of accounting change........    (79,458)    (25,319)     9,801      3,427      3,354
Income taxes.........................      2,281      (1,311)     2,697        910        212
                                        --------    --------    -------    -------    -------
Income (loss) from continuing
  operations before extraordinary
  charge and cumulative effect of
  accounting change..................    (81,739)    (24,008)     7,104      2,517      3,142
Recontinuance of previously
  discontinued operations(6).........      1,331      (1,331)        --         --         --
                                        --------    --------    -------    -------    -------
Income (loss) before extraordinary
  charge and cumulative effect of
  accounting change..................    (80,408)    (25,339)     7,104      2,517      3,142
Extraordinary charge, net of
  applicable income tax
  benefits(7)........................       (902)       (604)        --       (135)      (253)
Cumulative effect for change in
  accounting(8)......................     (2,443)         --         --         --         --
                                        --------    --------    -------    -------    -------
Net income (loss)....................   $(83,753)   $(25,943)   $ 7,104    $ 2,382    $ 2,889
                                        ========    ========    =======    =======    =======
Earnings (loss) per
  share -- diluted(9):
  Income (loss) from continuing
     operations......................   $  (4.04)   $  (1.32)   $   .52    $   .12    $   .10
  Recontinuance of previously
     discontinued operations.........        .07        (.07)        --         --         --
  Extraordinary charge...............       (.05)       (.04)        --       (.01)      (.03)
  Cumulative effect for change in
     accounting......................       (.12)         --         --         --         --
                                        --------    --------    -------    -------    -------
Net earnings (loss) per
  share -- diluted...................   $  (4.14)   $  (1.43)   $   .52    $   .11    $   .07
                                        ========    ========    =======    =======    =======
Shares used for computing per share
  amounts -- diluted.................     20,232      18,195     13,558      9,479      7,818
                                        ========    ========    =======    =======    =======

                                                     FISCAL YEAR ENDED JUNE 30,
                                       ------------------------------------------------------
                                         1999        1998        1997       1996       1995
                                       --------    --------    --------    -------    -------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents and
  short-term investments...........    $  4,180    $ 22,517    $  8,273    $ 1,682    $ 1,030
Working capital (deficit)..........      18,629      79,852      42,380     17,341       (870)
Total assets.......................     284,506     329,434     134,838     56,297     29,402
Total long-term debt...............     152,496     117,756      35,908     11,034      8,853
Total shareholders' equity
  (deficit)........................      77,441     170,837      66,032     26,594     (1,035)

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

(3) Fiscal 1999 results include special charges related to the Company's plans to accelerate its focus on metal halide products, insulate it from deteriorating economic conditions in the Pacific Rim, exit its noncore products, integrate fully its core and acquired U.S. operations to produce profitable growth and reduce its use of cash. Specific initiatives by the Company included principally: (a) limiting further Pacific Rim expansion,
    (b) changing global lamp manufacturing strategy, (c) restructuring marketing operations in North America and Europe, (d) accelerating exit from noncore product lines, (e) consolidating equipment manufacturing operations, (f) reducing corporate and administrative overhead, and (g) evaluating long-lived assets. Also included in special charges are amounts related to the wind-down of portable fixture manufacturing operations. The amounts are classified in the fiscal 1999 statement of operations as: cost of sales -- $3,956 and, special charges -- $31,107.

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

(6) Microsun Technologies, Inc. ("Microsun") was identified in March 1998 for disposition through a plan to distribute to ADLT shareholders all of the ownership of Microsun in a tax-free spin-off transaction estimated to be completed by December 1998. Because of the deterioration of the capital markets and the inability to raise capital necessary to spin-off the Microsun business, the Company concluded that it would wind-down the operations, close the manufacturing facilities and liquidate the assets of Microsun. In October 1999, management decided, with the approval of the Board of Directors to retain the Microsun business -- the portable lighting fixture products business that uses metal halide lighting technology -- as part of the Company's continuing operation. In accordance with the accounting requirements for recontinuance, the financial statements have been reclassified to present Microsun within continuing operations. See Note L of "Notes to Consolidated Financial Statements" for further discussion.

(7) In fiscal 1999, the Company incurred an extraordinary loss on the early extinguishment of debt of $902. In fiscal 1998, the Company incurred an extraordinary loss on the early extinguishment of debt of $604. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In fiscal 1996, the Company incurred an extraordinary loss on the early extinguishment of debt of $135. In fiscal 1995, the Company incurred an extraordinary loss on the early extinguishment of debt of $253.

(8) In fiscal 1999, the Company recorded $2,443 as a cumulative change in accounting principle relating to the write-off of start-up costs in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs, and required that the Company expense all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle.

(9) Net earnings per share is based upon the income attributable to holders of Common Stock. Such income has been decreased by preferred stock dividends and increases in the value of warrants aggregating $1,350 ($.14 per share) in fiscal 1996 and $2,360 ($.30 per share) in fiscal 1995.

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

     Consistent with the Company's strategy for new product introductions, the Company invests substantial resources in research and development to engineer materials and system components to be included in customers' specialized lighting systems. Over the last three fiscal years, the Company has spent an aggregate of $34,327 on research and development, representing 7.7% of aggregate net sales over that period. Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form(R) pulse start products. Uni-Form(R) pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. The Company has spent additional amounts for manufacturing process and efficiency enhancements, which were charged to cost of goods sold when incurred. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

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

     In accordance with the accounting requirements for recontinuance, the accompanying financial statements have been reclassified to present Microsun within continuing operations. At June 30, 1999, substantially all assets had been disposed and no remaining accrued losses associated with discontinued operations remained. At June 30, 1998, assets related to discontinued operations totaled $8,510 and total liabilities were $3,317. The revenues and the net amount charged to the income statement for each of the years the business was reported as discontinued operations consisted of the following:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Net sales...................................................  $ 4,719     $ 4,456
                                                              =======     =======
Reclassification of discontinued operations to continuing
  operations................................................  $10,374     $ 4,683
Discontinued operations provision...........................   (9,043)     (6,014)
                                                              -------     -------
Recontinuance of previously discontinued operations.........  $ 1,331     $(1,331)
                                                              =======     =======

     The $10,374 reclassified to continuing operations for the year ended June 30, 1999 consisted of a loss from operations of $4,128; write-downs of assets to net realizable value of $5,533 in connection with the decision in November 1998 to wind-down the Microsun business related to inventory ($2,448), fixed assets ($1,690), and other assets ($1,395); and costs related to severance, lease/contract cancellations and facility shut-down costs of $713. These costs and write-downs are classified in special charges ($3,798) and cost of sales ($2,448). The $4,683 reclassified to continuing operations for the year ended June 30, 1998 represents loss from operations.

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

                                                                YEAR ENDED JUNE 30, 1999
                                                                ------------------------
                                                                 SALES     COST OF SALES
                                                                --------   -------------
As reported.................................................    $193,203     $135,773
Pro forma...................................................     208,164      142,186

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

     In addition to the costs noted above, the Company incurred special charges related to the wind-down of portable fixture manufacturing operations, which are described in the section "Discontinued Operations Subsequently Retained."

     The cost related to the actions noted above, along with those related to the wind-down of portable fixture manufacturing operations, are included in special charges of $35,063 ($1.73 per share) for fiscal 1999. The charges are classified in the consolidated statement of operations as cost of sales ($3,956) and special charges ($31,107). In connection with these actions, the Company incurred additional costs of $596 and $764 related to cost of sales and research and development expense for transactions with affiliates.

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

     The Company completed the acquisition of DSI in January 1998. The special charges include $18,220 for purchased in-process research and development, relating to the DSI acquisition, which represented management's best estimate of the value of purchased in-process research and development as of the date of acquisition of DSI.

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

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, the components of the Company's Consolidated Statements of Operations for the indicated periods:

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Costs and expenses:
  Cost of sales.............................................   70.3     60.4     52.9
  Marketing and selling.....................................   23.3     17.8     18.3
  Research and development..................................    9.1      6.4      6.7
  General and administrative................................   11.0      7.3      8.3
  Fiber optic joint venture formation costs.................     --      0.1      0.3
  Purchased research and development........................     --     10.8       --
  Special charges...........................................   16.1      9.5       --
  Settlement of claim.......................................     --       --      0.9
  Amortization of intangible assets.........................    1.4      1.0      0.5
                                                              -----    -----    -----
Income (loss) from operations...............................  (31.2)   (13.3)    12.1
Other income (expense):
  Interest expense..........................................   (7.2)    (2.3)    (1.8)
  Interest income...........................................    0.6      0.9      1.0
  Loss from equity investments..............................   (3.3)    (0.3)      --
                                                              -----    -----    -----
Income (loss) from continuing operations before income
  taxes, extraordinary charge and cumulative effect of
  accounting change.........................................  (41.1)   (15.0)    11.3
Income taxes................................................    1.2     (0.7)     3.1
                                                              -----    -----    -----
Income (loss) from continuing operations before
  extraordinary charge and cumulative effect of accounting
  change....................................................  (42.3)   (14.3)     8.2
Recontinuance of previously discontinued operations.........    0.7     (0.8)      --
                                                              -----    -----    -----
Income (loss) before extraordinary charge and cumulative
  effect of accounting change...............................  (41.6)   (15.1)     8.2
Extraordinary charge from early extinguishment of debt, net
  of income tax benefits....................................   (0.5)    (0.3)      --
Cumulative effect of change in accounting for start-up
  costs.....................................................   (1.2)      --       --
                                                              -----    -----    -----
Net income (loss)...........................................  (43.3%)  (15.4%)    8.2%
                                                              =====    =====    =====

     Factors which have affected the results of operations and net income during fiscal 1999 as compared to fiscal 1998 are discussed below.

OVERVIEW OF THE RESULTS OF OPERATIONS -- FISCAL 1999 COMPARED TO FISCAL 1998

     The Company's operations for fiscal 1999 resulted in a loss from continuing operations before extraordinary charge and cumulative effect of change in accounting principle of $81,739 compared to a loss from continuing operations before extraordinary charge of $24,008 for fiscal 1998. The Company realized a net loss of $83,753 for fiscal 1999, compared to a net loss of $25,943 for fiscal 1998.

     The following factors should be considered in comparing the Company's continuing operations for fiscal 1999 and fiscal 1998:

     - Results for fiscal 1999 include $35,063 in special charges ($1.73 per share) and the effect of termination of equipment contracts of $8,548 ($.42 per share).

     - Results for fiscal 1998 include $17,984 in special charges ($0.99 per share) and $18,220 of purchased in-process research and development ($1.00 per share).

     After excluding the above charges, the Company's operating activities would have resulted in a loss from continuing operations before income taxes and extraordinary charge of $35,847 for fiscal 1999, as compared to income from continuing operations before income taxes and extraordinary charges of $10,885 for fiscal 1998.

FISCAL 1999 COMPARED WITH FISCAL 1998

     Net sales. Net sales increased 14.8% to $193,203 for the fiscal year ended June 30, 1999 from $168,349 for the fiscal year ended June 30, 1998. This increase includes a 31.7% increase in sales (excluding lamp equipment sales and reversals which ceased in the second quarter of fiscal 2000) to $205,193 for fiscal 1999 from $155,824 for fiscal 1998, offset by the impact of lamp equipment sales and reversals. Net sales in fiscal 1999 include the reversal of $14,961 related to the termination of lamp equipment contracts, and $2,971 of lamp equipment sales recorded prior to the reversal of lamp equipment contracts. Net sales of lamp equipment in fiscal 1998 totaled $12,525.

     The 31.7% increase in net sales noted above reflects continued growth in the sales of the Company's core U.S. metal halide operations. The Company's metal halide sales for fiscal 1999 increased 38% (54% increase in the United States) from fiscal 1998, substantially from the acquisition of Ruud Lighting, Inc. as well as internal growth. Metal halide sales grew to 74% of total sales from 71% a year earlier. The Company's core metal halide materials business, a key indicator of industry trends, was up 9% from fiscal 1998. Geographically, these sales of materials were up 5% in the U.S. and grew 16% outside the U.S.

     The 31.7% increase in net sales also includes a reduction in sales outside the U.S. of 2%. The Company attributes the soft overseas market to the difficult international economic environment in fiscal 1999. Sales of non-metal halide products increased 17% due primarily to the acquisitions of Ruud Lighting, Inc. and Deposition Sciences, Inc. in fiscal 1998. The increase resulting from the acquisitions was offset by a 27% decline in sales of non-metal halide products from the Company's existing businesses, as the Company has been strategically reducing its presence in the non-metal halide market.

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

     Cost of Sales. Cost of sales increased 33.5% to $135,773 in fiscal 1999 from $101,697 in fiscal 1998. The increase was primarily attributable to higher sales levels and to the disruption caused by the Company's restructuring activities noted above. As a percentage of net sales, cost of sales increased to 70.3% in fiscal 1999 from 60.4% in fiscal 1998 (As a percentage of net sales, excluding the effect of termination of equipment contracts and inventory write-downs, cost of sales increased to 66.4% from 59.2%). The Company believes that the benefit of its restructuring actions, together with its ongoing efforts to cut costs, should begin to gradually reduce the Company's cost of sales as a percentage of sales to 60% or less within the next twelve months.

     Marketing and Selling Expenses. Marketing and selling expenses increased 50.2% to $45,035 in fiscal 1999 from $29,990 in fiscal 1998. As a percentage of net sales, marketing and selling expenses increased to 23.3% in fiscal 1999 from 17.8% in fiscal 1998. This increase is a result of increased expenses incurred in connection with the launch of the Company's Uni-Form(R) pulse start products, increased expenses involved in opening new markets to the Company's products, and increased product promotional costs. The Company anticipates the sales of Uni-Form(R) pulse start products and sales into new markets should increase and that the level of marketing and selling expenses will decline gradually over the next several quarters to approximately 17% to 18% of sales.

     Research and Development Expenses. Research and development expenses increased 63.1% to $17,680 in fiscal 1999 from $10,843 in fiscal 1998. This increase arose from increased spending for the: (i) expansion of the new line of Uni-Form(R) pulse start products (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems; (iii) development of new materials for the world's major lighting manufacturers; and, (iv) research and development efforts aimed at improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. As a percentage of net sales, research and development expenses increased to 9.1% in fiscal 1999 from 6.4% in fiscal 1998. The Company anticipates this level of expense to decline gradually over the next several quarters to approximately 7%.

     General and Administrative Expenses. General and administrative expenses increased 73.6% to $21,192 in fiscal 1999 from $12,208 in fiscal 1998. The increase in general and administrative expenses of $8,984 relates to an overall increase in the size and complexity of the Company and relates in part to fully-integrating its core and acquired U.S. operations and the implementation of new information systems. Expense increases primarily reflect legal, accounting and consulting fees; personnel and related costs; travel; communications costs; relocation costs; and equipment depreciation and rent. As a percentage of net sales, general and administrative expenses increased to 11.0% in fiscal 1999 from 7.3% in fiscal 1998.

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

     Amortization of Intangible Assets. Amortization expense increased to $2,789 in fiscal 1999 from $1,691 in fiscal 1998 due to the amortization of goodwill and other intangible assets related to the January 1998 acquisitions of Ruud Lighting and Deposition Sciences.

     Income (Loss) from Operations. As a result of the aforementioned factors, during fiscal 1999, the Company incurred a loss from operations of $60,373, as compared to a loss from operations of $22,430 during fiscal 1998. Excluding the special charges and the effect of termination of equipment contracts mentioned above, the loss from operations in fiscal 1999 was $16,762. In fiscal 1998, income from operations was $13,774, excluding purchased in-process research and development of $18,220 and special charges of $17,984.

     Interest Expense. Interest expense increased to $13,889 in fiscal 1999, as compared to $3,818 in fiscal 1998. This increase was primarily the result of the higher average debt outstanding.

     Interest Income. Interest income decreased to $1,122 in fiscal 1999 from $1,430 in fiscal 1998. This decrease is attributable to lower average cash equivalents and short-term investments in the fiscal 1999 as compared to fiscal 1998, partially offset by $520 in interest earnings from the $9,000 loan to an officer.

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

     Loss from Continuing Operations before Income Taxes, Extraordinary Charge and Cumulative Effect of Change in Accounting Principle. As a result of the aforementioned factors, during the fiscal 1999, the Company incurred a loss from continuing operations before income taxes, extraordinary charge and cumulative effect of change in accounting principle of $79,458, as compared to a loss from continuing operations before income taxes and extraordinary charges of $25,319 during fiscal 1998. Excluding the total special charges and the effect of termination of equipment contracts mentioned above, the Company incurred a loss from continuing operations before income taxes, extraordinary charge and cumulative effect of change in accounting principle of $35,847 during fiscal 1999. In fiscal 1998, income from continuing operations before income taxes and extraordinary charges was $10,885, excluding purchased in-process research and development of $18,220 and special charges of $17,984.

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

     For fiscal 1999, the Company reported a pretax loss from continuing operations, including special charges, of $79,458; an extraordinary charge from the early extinguishment of debt of $902; and, a cumulative effect of change in accounting for start-up costs of $2,443, all of which created $82,803 of operating losses and future tax deductions for financial reporting purposes. Accordingly, at June 30, 1999, the Company has recorded a valuation allowance for deferred tax assets of $30,322 related to all NOLs, tax credits and net deductible tax differences.

     Recontinuance of Previously Discontinued Operations. See discussion under "Discontinued Operations Subsequently Retained" and Note L of "Notes to Consolidated Financial Statements" for further discussion.

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

OVERVIEW OF THE RESULTS OF OPERATIONS -- FISCAL 1998 COMPARED TO FISCAL 1997

     The Company's operations for fiscal 1998 resulted in a loss from continuing operations before extraordinary charge of $24,008 compared to income from continuing operations before extraordinary charge of $7,104 for fiscal 1997. The Company realized a net loss of $25,943 for fiscal 1998, compared to net income of $7,104 for fiscal 1997.

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

     After excluding the above charges, the Company's operating activities would have resulted in income from continuing operations before income taxes and extraordinary charge of $10,885 for fiscal 1998, as compared to $10,572 of income from continuing operations before income taxes and extraordinary charge that would have been reported for fiscal 1997.

FISCAL 1998 COMPARED WITH FISCAL 1997

     Net sales. Net sales increased 94.6% to $168,349 for the fiscal year ended June 30, 1998 from $86,490 for the fiscal year ended June 30, 1997. The increase in system components, materials and systems ($75,968) was primarily attributable to increased unit volume, including a $25,419 increase from the Company's power supply subsidiaries acquired in the second half of fiscal 1997 and a $32,384 increase from the Company's Ruud Lighting subsidiary, which was acquired on January 2, 1998. The increase in equipment sales ($5,891) resulted from an increase in equipment contracts-in-progress, as compared with the number of contracts-in-progress during fiscal 1997.

     Cost of Sales. Cost of sales increased 122.3% to $101,697 in fiscal 1998 from $45,738 in fiscal 1997. As a percentage of net sales, cost of sales increased to 60.4% for fiscal 1998 from 52.9% for fiscal 1997. The increase was primarily attributable to increased unit volume, but also reflects a change in the product mix, whereby lower-margin power supply products represented a larger component of total sales in fiscal 1998. Cost of sales in fiscal 1998 included a $2,066 write-down of inventory related to the rationalization of the Company's global power supply operations and the elimination of certain nonfocus product lines. After excluding this write-down, cost of sales increased 117.8% to $99,631, or 59.2% of net sales.

     Marketing and Selling Expenses. Marketing and selling expenses increased 89.4% to $29,990 for fiscal 1998, compared with $15,832 for fiscal 1997. Marketing and selling expenses, as a percentage of net sales, decreased to 17.8% during fiscal 1998, from 18.3% during fiscal 1997. This decrease as a percentage of net sales reflects the leveraging of certain fixed marketing and selling expenses as sales levels increase and relatively lower marketing expenses associated with the sale of power supplies, partially offset by increased expenses in connection with the launch of the Company's Uni-Form (R) pulse start products and increased newspaper advertising and catalogue costs related to the marketing of residential portable lighting fixtures.

     Research and Development Expenses. Research and development expenses increased 86.8% to $10,843 in fiscal 1998 from $5,804 in fiscal 1997. This increase arose from increased spending for the: (i) expansion of the line of new lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems; and, (iii) development of new materials for the world's major lighting manufacturers. As a percentage of net sales, research and development expenses decreased to 6.4% in fiscal 1998 from 6.7% in fiscal 1997.

     General and Administrative Expenses. General and administrative expenses increased 69.9% to $12,208 in fiscal 1998 from $7,184 in fiscal 1997. As a percentage of net sales, general and administrative expenses decreased to 7.3% in fiscal 1998 from 8.3% in fiscal 1997. The decrease as a percentage of net sales primarily reflects a spending growth rate considerably lower than sales increases through the leveraging of fixed costs as sales levels increase.

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

     Amortization of Intangible Assets. Amortization expense increased to $1,691 in fiscal 1998 from $406 in fiscal 1997 due to the amortization of goodwill and other intangible assets related to the acquisitions of Ruud Lighting and Deposition Sciences which were completed in January 1998.

     Income (Loss) from Operations. The Company incurred a loss from operations of $22,430 during fiscal 1998 as compared to income from operations of $10,469 during fiscal 1997. Excluding the special charges, purchased in-process research and development, and nonrecurring charge for the settlement noted above, income from operations for fiscal 1998 increased to $13,774, a 22.5% increase over the income from operations of $11,240 for fiscal 1997. As a percentage of net sales, income from operations excluding these items decreased to 8.2% in fiscal 1998 from 13.0% in fiscal 1997.

     Interest Expense. Interest expense increased to $3,818 during fiscal 1998 as compared to $1,513 during fiscal 1997. This increase resulted primarily from the higher average debt outstanding during fiscal 1998 as compared to fiscal 1997.

     Interest Income. Interest income increased to $1,430 in fiscal 1998 as compared to $845 in fiscal 1997. This increase is attributable to higher average cash equivalents and short-term investments during fiscal 1998 as compared to fiscal 1997.

     Loss from equity investments. Loss from equity investments for fiscal 1998 resulted from recognition of the Company's proportionate share of losses recorded by equity investees accounted for by the equity method. There were no comparable amounts in fiscal 1997.

     Income (Loss) from Continuing Operations before Income Taxes and Extraordinary Charge. The Company incurred a loss from continuing operations before income taxes and extraordinary charge of $25,319 during fiscal 1998 as compared to income from continuing operations before income taxes and extraordinary charge of $9,801 during fiscal 1997. Excluding the special charges, purchased in-process research and development, and nonrecurring charge for the settlement noted above, income from continuing operations before income taxes and extraordinary charge for fiscal 1998 increased to $10,885, a 3.0% increase over the income from continuing operations before income taxes and extraordinary charge of $10,572 for fiscal 1997. As a percentage of net sales, income from continuing operations before income taxes and extraordinary charge excluding these items decreased to 6.5% in fiscal 1998 from 12.2% in fiscal 1997.

     Income Taxes. The Company recorded a credit of $1,311 related to income taxes for fiscal 1998 as compared to income taxes of $2,697 for fiscal 1997. As a percentage of income (loss) from continuing operations before income taxes and extraordinary items, the effective income tax rate was (5.2)% in fiscal 1998 as compared to 27.5% in fiscal 1997.

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

     Recontinuance of Previously Discontinued Operations. See discussion under "Discontinued Operations Subsequently Retained" and Note L to "Notes to Consolidated Financial Statements" for further discussion.

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

     Cash decreased $18,337 during fiscal 1999. Uses of cash consisted of $19,312 used in operating activities and $28,914 used in investing activities. These uses of cash were offset by net financing activities of $29,889.

     Net cash used in operating activities. Net cash used in operating activities totaled $19,312 in fiscal 1999 as compared to $13,528 in fiscal 1998. The Company intends to manage its cash resources to generate positive cash flow from operating activities in fiscal 2000 and beyond.

     Inventory levels decreased $4,138, excluding the effect of noncash special charges and terminated equipment contracts, as a result of the Company's efforts to manage its inventory levels more effectively.

     Net cash used in investment activities. During fiscal 1999, investing activities used $28,914 of cash including $22,130 for capital expenditures, $4,390 related to the purchases of businesses and $2,394 related to investments in affiliates.

     Capital expenditures, primarily for production equipment and leasehold and facility improvements, totaled $22,130 in fiscal 1999 as compared to $32,579 in fiscal 1998. Capital expenditures in fiscal 1999 related to facilities enhancements, primarily at the Company's headquarters in Solon, Ohio, and at several of its subsidiaries, and additional machinery and equipment to improve production processes, which should result in increased productivity and capacity in the production of lamps, power supplies and other lighting system products.

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

     Net cash provided by financing activities. During fiscal 1999, net financing activities provided cash of $29,889, which included $5,456 of cash provided from net borrowings under the Company's revolving credit facilities, net borrowings of long-term debt and capital leases of $32,636 and a loan to an officer of $9,000.

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

     The Company's working capital (current assets less current liabilities) at June 30, 1999 was $18,629, resulting in a working capital ratio of current assets to current liabilities of 1.3 to 1.0, as compared to $79,852 or 3.2 to
1.0 at June 30, 1998. As of June 30, 1999, the Company had $4,180 in cash and cash equivalents and short-term investments.

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

     The new Bank Credit Facility replaced the Company's existing credit facility, which was in default as of March 31, 1999, due to the inability to meet financial covenants related to maintaining certain levels of net worth and earnings. The existing credit facility lenders provided the Company with a waiver of default in anticipation of the refinancing. The Company accomplished the refinancing of the existing credit facility on

May 21, 1999 and was able to obtain sufficient borrowing capacity and liquidity to meet its operating requirements and make necessary capital expenditures.

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

     The Company believes that the available cash, cash flow from operations, and the initiatives outlined above, along with the GE investment and availability under its existing Bank Credit Facility, will enable the Company to fund its operations for at least the next 12 months. Beyond this time, the Company believes a return to profitability and positive cash flow from operations, a strategic relationship with GE, and the growth in the popularity and applications for metal halide products and systems should enable the Company to access additional capital resources, as needed. Nevertheless, the Company can provide no assurance that the GE investment can be completed.

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

     Liabilities at June 30, 1998, included $111,000 of fixed-rate debt and $7,700 of variable-rate debt. Interest rates on the fixed-rate debt to maturity ranged from 7.9% to 8.1%, while interest rates on the variable-rate debt to maturity was LIBOR plus 1% to 2%. The Company terminated during fiscal 1999 two interest rate swaps that were in place at June 30, 1998.

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

     Revenues from customers outside the United States represented approximately 33% of net sales during fiscal 1999. As the Company has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded and that trend is expected to continue. Thus, certain sales and expenses have been, and are expected to be subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on margins.

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

                                                          /s/ GRANT THORNTON LLP

Cleveland, Ohio
September 24, 1999 (except for Note U,
as to which the date is September 28, 1999 and Note L, as to which the date is October 11, 1999)

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND SHAREHOLDERS
ADVANCED LIGHTING TECHNOLOGIES, INC.

     We have audited the accompanying consolidated balance sheet of Advanced Lighting Technologies, Inc. as of June 30, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows (prior to the reclassifications described in Note L), for each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Lighting Technologies, Inc. as of June 30, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 1998, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

Cleveland, Ohio
September 28, 1998, except for the sixth paragraph of Note C, as to which the date is March 15, 1999

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              JUNE 30,    JUNE 30,
                                                                1999        1998
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,830    $ 22,167
  Short-term investments....................................       350         350
  Trade receivables, less allowances of $1,257 and $475.....    25,485      41,188
  Receivables from related parties..........................        48       1,034
  Inventories:
     Finished goods.........................................    24,275      30,161
     Raw materials and work-in-process......................    16,501      16,491
                                                              --------    --------
                                                                40,776      46,652
  Prepaid expenses..........................................     2,354       3,285
  Deferred taxes............................................        --       2,192
                                                              --------    --------
Total current assets........................................    72,843     116,868
Property, plant and equipment:
  Land and buildings........................................    38,364      32,090
  Production machinery and equipment........................    53,508      53,337
  Other equipment...........................................     6,413          --
  Furniture and fixtures....................................    20,426      18,568
                                                              --------    --------
                                                               118,711     103,995
  Less accumulated depreciation.............................    16,263      12,087
                                                              --------    --------
                                                               102,448      91,908
Deferred taxes..............................................        --       3,584
Receivables from related parties............................     5,048       3,157
Investments in affiliates...................................    13,475      20,591
Other assets................................................     6,586       9,708
Intangible assets...........................................    32,695      34,377
Excess of cost over net assets of businesses acquired,
  net.......................................................    51,411      49,241
                                                              --------    --------
                                                              $284,506    $329,434
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt.....  $  8,543    $  1,975
  Accounts payable..........................................    23,310      15,523
  Payables to related parties...............................     1,126         618
  Employee-related liabilities..............................     3,781       3,454
  Accrued income and other taxes............................       904         277
  Other accrued expenses....................................    16,550      15,169
                                                              --------    --------
Total current liabilities...................................    54,214      37,016
Long-term debt..............................................   152,496     117,756
Other liabilities...........................................       355         766
Deferred taxes..............................................        --       3,059
Shareholders' equity
  Preferred stock, $.001 par value, 1,000 shares authorized,
     no shares issued.......................................        --          --
  Common stock, $.001 par value, 80,000 shares authorized,
     20,278 shares issued and outstanding as of June 30,
     1999 and 20,189 shares issued and outstanding as of
     June 30, 1998..........................................        20          20
  Paid-in-capital...........................................   190,654     189,828
  Accumulated other comprehensive income (loss).............      (949)         --
  Loan receivable from officer..............................    (9,520)         --
  Retained earnings (deficit)...............................  (102,764)    (19,011)
                                                              --------    --------
                                                                77,441     170,837
                                                              --------    --------
                                                              $284,506    $329,434
                                                              ========    ========

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DOLLAR AMOUNTS)

                                                                   YEAR ENDED JUNE 30,
                                                             -------------------------------
                                                               1999        1998       1997
                                                             --------    --------    -------
Net sales................................................    $193,203    $168,349    $86,490
Costs and expenses:
  Cost of sales..........................................     135,773     101,697     45,738
  Marketing and selling..................................      45,035      29,990     15,832
  Research and development...............................      17,680      10,843      5,804
  General and administrative.............................      21,192      12,208      7,184
  Fiber optic joint venture formation costs..............          --         212        286
  Purchased research and development.....................          --      18,220         --
  Special charges........................................      31,107      15,918         --
  Settlement of claim....................................          --          --        771
  Amortization of intangible assets......................       2,789       1,691        406
                                                             --------    --------    -------
Income (loss) from operations............................     (60,373)    (22,430)    10,469

Other income (expense):
  Interest expense.......................................     (13,889)     (3,818)    (1,513)
  Interest income........................................       1,122       1,430        845
  Loss from equity investments...........................      (6,318)       (501)        --
                                                             --------    --------    -------
Income (loss) from continuing operations before income
  taxes, extraordinary charge and cumulative effect of
  accounting change......................................     (79,458)    (25,319)     9,801
Income taxes.............................................       2,281      (1,311)     2,697
                                                             --------    --------    -------
Income (loss) from continuing operations before
  extraordinary charge and cumulative effect of
  accounting change......................................     (81,739)    (24,008)     7,104
Recontinuance of previously discontinued operations......       1,331      (1,331)        --
                                                             --------    --------    -------
Income (loss) before extraordinary charge and cumulative
  effect of accounting change............................     (80,408)    (25,339)     7,104
Extraordinary charge from early extinguishment of debt,
  net of income tax benefits.............................        (902)       (604)        --
Cumulative effect of change in accounting for start-up
  costs..................................................      (2,443)         --         --
                                                             --------    --------    -------
Net income (loss)........................................    $(83,753)   $(25,943)   $ 7,104
                                                             ========    ========    =======
Earnings (loss) per share -- Basic:
  Income (loss) from continuing operations...............    $  (4.04)   $  (1.32)   $   .54
  Recontinuance of previously discontinued operations....         .07        (.07)        --
  Extraordinary charge...................................        (.05)       (.04)        --
  Cumulative effect of accounting change.................        (.12)         --         --
                                                             --------    --------    -------
Earnings (loss) per share -- Basic.......................    $  (4.14)   $  (1.43)   $   .54
                                                             ========    ========    =======
Earnings (loss) per share -- Diluted:
  Income (loss) from continuing operations...............    $  (4.04)   $  (1.32)   $   .52
  Recontinuance of previously discontinued operations....         .07        (.07)        --
  Extraordinary charge...................................        (.05)       (.04)        --
  Cumulative effect of accounting change.................        (.12)         --         --
                                                             --------    --------    -------
Earnings (loss) per share -- Diluted.....................    $  (4.14)   $  (1.43)   $   .52
                                                             ========    ========    =======
Weighted average shares outstanding:
  Basic..................................................      20,232      18,195     13,269
                                                             ========    ========    =======
  Diluted................................................      20,232      18,195     13,558
                                                             ========    ========    =======

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED JUNE 30, 1999

                                                                               ACCUMULATED
                                                                                  OTHER          LOAN
                                COMMON STOCK                  COMPREHENSIVE   COMPREHENSIVE   RECEIVABLE   RETAINED
                             -------------------   PAID-IN       INCOME          INCOME          FROM      EARNINGS
                             SHARES    PAR VALUE   CAPITAL       (LOSS)          (LOSS)        OFFICER     (DEFICIT)    TOTAL
                             -------   ---------   --------   -------------   -------------   ----------   ---------   -------
                                                                      (IN THOUSANDS)
BALANCE AT JULY 1, 1996....  10,845       $11      $ 26,755     $     --          $  --        $    --     $    (172)  $26,594
Net income.................                --            --           --             --             --         7,104     7,104
Net proceeds from public
  offering of common
  shares...................   2,452         2        30,089                                                             30,091
Issuance of shares in
  connection with purchases
  of businesses............      88        --         1,537           --             --             --            --     1,537
Stock options exercised....      50        --           706           --             --             --            --       706
                             ------       ---      --------     --------          -----        -------     ---------   -------
BALANCE AT JUNE 30, 1997...  13,435        13        59,087           --             --             --         6,932    66,032
Net loss...................                --            --           --             --             --       (25,943)  (25,943)
Net proceeds from public
  offering of common
  shares...................   3,000         3        69,317           --             --             --            --    69,320
Issuance of shares in
  connection with purchases
  of businesses............   3,646         4        59,655           --             --             --            --    59,659
Stock options exercised....      98        --         1,570           --             --             --            --     1,570
Stock purchases by
  employees................      10        --           199           --             --             --            --       199
                             ------       ---      --------     --------          -----        -------     ---------   -------
BALANCE AT JUNE 30, 1998...  20,189        20       189,828           --             --             --       (19,011)  170,837
Net loss...................                                      (83,753)                                    (83,753)  (83,753)
Loan to officer............                                                                     (9,520)                 (9,520)
Issuance of shares in
  connection with the
  purchase of a business...       2        --            29           --             --             --            --        29
Stock options exercised....      18        --           279           --             --             --            --       279
Stock issued pursuant to
  employee benefit plan....      41        --           312           --             --             --            --       312
Stock purchases by
  employees................      28        --           206           --             --             --            --       206
Other comprehensive income
  (loss):
  Foreign currency
    translation
    adjustment.............                                         (949)                                                 (949)
                                                                --------
Other comprehensive income
  (loss)...................                                         (949)          (949)
                             ------       ---      --------     --------          -----        -------     ---------   -------
Comprehensive income
  (loss)...................                                     $(84,702)
                                                                ========
BALANCE AT JUNE 30, 1999...  20,278       $20      $190,654                       $(949)       $(9,520)    $(102,764)  $77,441
                             ======       ===      ========                       =====        =======     =========   =======

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEARS ENDED JUNE 30,
                                                                -------------------------------
                                                                  1999        1998       1997
                                                                --------    --------    -------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................    $(83,753)   $(25,943)   $ 7,104
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation..........................................       6,387       3,623      2,182
      Amortization..........................................       2,789       1,691        397
      Provision for doubtful accounts.......................         882         165         28
      Special charges and terminated equipment contracts....      40,365      17,984         --
      Deferred income taxes.................................       2,836      (2,294)       419
      Loss from equity investments..........................       6,318         501         --
      Purchased research and development....................          --      18,220         --
      Extraordinary item....................................         902         604         --
      Cumulative effect of change in accounting principle...       2,443          --         --
      Changes in operating assets and liabilities, excluding
        effects of acquisitions:
          Trade receivables.................................         255     (10,694)   (10,890)
          Inventories.......................................       4,138      (9,769)   (12,174)
          Prepaids and other assets.........................      (1,841)     (6,783)    (2,995)
          Accounts payable and accrued expenses.............         704      (1,136)    10,373
          Other.............................................      (1,737)        303      1,373
                                                                --------    --------    -------
            Net cash used in operating activities...........     (19,312)    (13,528)    (4,183)
INVESTING ACTIVITIES
  Capital expenditures......................................     (22,130)    (18,072)   (16,015)
  (Purchase) sale of short-term investments, net............          --       3,725     (4,075)
  Purchases of businesses...................................      (4,390)    (50,706)   (14,960)
  Investments in affiliates.................................      (2,394)     (5,777)    (2,827)
  Use of net proceeds from public offering:
    Capital expenditures....................................          --     (14,507)    (2,080)
    Investments in affiliates...............................          --      (6,780)    (4,101)
                                                                --------    --------    -------
            Net cash used in investing activities...........     (28,914)    (92,117)   (44,058)
FINANCING ACTIVITIES
  Proceeds from revolving credit facility...................     216,977     319,786     92,001
  Payments of revolving credit facility.....................    (211,521)   (312,213)   (60,822)
  Net proceeds from long-term debt..........................      36,622      96,790     16,775
  Payments of long-term debt and capital leases.............      (3,986)    (18,838)    (8,159)
  Issuance of common stock..................................         797       1,769        706
  Loan to officer...........................................      (9,000)         --         --
  Net proceeds from public offering.........................          --      69,320     30,091
  Use of net proceeds from public offering:
    Payment of long-term debt and revolving credit
      facility..............................................          --     (33,000)   (16,800)
    Payment of trade payables...............................          --          --     (3,035)
                                                                --------    --------    -------
            Net cash provided by financing activities.......      29,889     123,614     50,757
                                                                --------    --------    -------
Increase (Decrease) in cash and cash equivalents............     (18,337)     17,969      2,516
Cash and cash equivalents, beginning of year................      22,167       4,198      1,682
                                                                --------    --------    -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................    $  3,830    $ 22,167    $ 4,198
                                                                ========    ========    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................    $ 12,241    $  2,128    $ 1,375
  Income taxes paid (refunds received), net.................      (1,660)      2,829         81
  Capitalized interest......................................         645       1,118        455
  Noncash transactions:
    Equipment acquired through capital leases...............          77         376      1,683
    Property acquired by assuming mortgage..................          --       4,807         --
    Stock issued for purchases of businesses................          29      59,659      1,537
  Detail of acquisitions:
    Assets acquired.........................................    $ 10,143    $138,799    $23,033
    Liabilities assumed.....................................       5,659      26,295      6,142
    Stock issued for purchase of business...................          29      59,659      1,537
                                                                --------    --------    -------
    Cash paid...............................................       4,455      52,845     15,354
    Less cash acquired......................................          65       2,139        394
                                                                --------    --------    -------
    Net cash paid for acquisitions..........................    $  4,390    $ 50,706    $14,960
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

     On September 15, 1998, the Company acquired all of the capital stock outstanding of Ruud Lighting Europe, Srl. ("RLE"), located in Florence, Italy. RLE assembles and directly markets, in Europe and the

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Middle East, high-intensity discharge ("HID") lighting systems, with a strong focus on metal halide installations, for commercial, industrial, outdoor and related lighting applications. The total purchase price consisted of $930 in cash. The purchase price resulted in an excess of cost over net assets acquired of $1,329, which is being amortized over 20 years.

     On August 31, 1998, the Company acquired all the assets and liabilities of Venture Lighting New Zealand ("VLNZ"), located in Auckland, New Zealand. VLNZ was the exclusive distributor of the Company's products in New Zealand. The total purchase price of $254 consisted of $225 in cash and 2,000 shares of the Company's Common Stock (valued at $29). The purchase price resulted in an excess of cost over net assets acquired of $562, which is being amortized over 20 years.

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

     On January 2, 1998, the Company acquired all of the capital stock outstanding of Ruud Lighting, Inc. ("Ruud"), located in Racine, Wisconsin. Ruud manufactures and directly markets HID lighting systems, with a strong focus on metal halide installations, for commercial, industrial, outdoor, and related lighting applications. The purchase price of $85,450 consisted of $35,500 in cash and three million shares of the Company's Common Stock (valued at $49,950). The excess of the purchase price over the net tangible assets acquired was allocated to various intangible assets such as trade name ($13,013), customer service infrastructure ($16,915) and excess of cost over net assets acquired ($46,690), all of which are being amortized over 40 years.

     During 1999, the Company received a comment letter from the staff of the Securities and Exchange Commission ("SEC") related to the Company's Form 10-K for the year ended June 30, 1998. In response to the view of the SEC staff related to the valuation of the three million shares of restricted common stock issued in connection with the acquisition of Ruud Lighting, Inc., the value of the shares was restated and increased to $49,950, which resulted in an increase in the excess of cost over net assets of businesses acquired of $16,928. The effect of the restatement on the June 30, 1998 financial statements follows:

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

     On January 28, 1998, the Company completed the acquisition of Deposition Sciences, Inc. ("DSI"), of Santa Rosa, California. DSI is the leader in the development of sophisticated thin film deposition systems (equipment) and coatings for lighting applications, with particular emphasis on coatings for metal halide

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

lighting systems. The purchase price of $24,100 consisted of $14,500 in cash and 599,717 shares of the Company's Common Stock (valued at $9,600). The excess of the purchase price over the net tangible assets acquired of $22,060 was allocated to in-process research and development ("R&D") ($18,220) and intangible assets ($3,840). Intangibles consist of trade names and assembled workforce, and are amortized over 10 years. Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility and, in accordance with generally accepted accounting principles, was capitalized but immediately written-off subsequent to the acquisition of DSI. The in-process R&D write-off reduced earnings per share by $1.00 in fiscal 1998.

     On January 31, 1998, the Company acquired the remaining 50% partnership interest (the Company acquired the first 50% as part of its acquisition of Ruud Lighting) in Ruud Lighting Australia Pty Ltd. ("RLA"), the exclusive distributor of the Ruud Lighting's products in Australia, for a purchase price of $190 which consisted of $82 in cash and 5,292 shares of the Company's Common Stock (valued at $108). The purchase resulted in an excess of cost over net assets acquired of $338, which is being amortized over 20 years.

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

     On February 11, 1997, the Company acquired the outstanding shares of Ballastronix, Inc., a company focused on designing, manufacturing and marketing of electromagnetic power supplies for metal halide lighting systems. The purchase price of $6,073 consisted of $5,511 in cash and 38,024 shares of the Company's Common Stock (valued at $562). The purchase price resulted in an excess of cost over net assets acquired of $2,018. In fiscal 1998, the unamortized excess of cost over net assets acquired was determined to be impaired and accordingly, was included as a component of the special charges discussed in Note K.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

G.  FINANCING ARRANGEMENTS

     Short-term debt consisted of the following:

                                                               JUNE 30,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
Trade facility........................................    $    221    $   506
Short-term credit facility............................          --        483
Installment loan......................................          --         62
                                                          --------    -------
                                                               221      1,051
Current portion of long-term debt.....................       8,322        924
                                                          --------    -------
                                                          $  8,543    $ 1,975
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

     Long-term debt consisted of the following:

                                                               JUNE 30,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Senior unsecured 8% notes, due March 2008............    $100,000    $100,000
Bank Credit Facility -- term loan....................      24,702          --
Bank Credit Facility -- revolving credit loan........      12,766          --
Credit Facility......................................          --       6,084
Mortgage notes payable...............................      18,443       7,762
Promissory note, due January 2000....................       3,000       3,000
Obligations under capital leases.....................       1,401       1,608
Other................................................         506         226
                                                         --------    --------
                                                          160,818     118,680
  Less current portion...............................       8,322         924
                                                         --------    --------
                                                         $152,496    $117,756
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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Information related to stock options for the years ended June 30 are as follows:

                                                1999                     1998                    1997
                                       ----------------------   ----------------------   --------------------
                                                    WEIGHTED-                WEIGHTED-              WEIGHTED-
                                                     AVERAGE                  AVERAGE                AVERAGE
                                                    EXERCISE                 EXERCISE               EXERCISE
                                        OPTIONS       PRICE      OPTIONS       PRICE     OPTIONS      PRICE
                                       ----------   ---------   ----------   ---------   --------   ---------
Outstanding, beginning of year.......   2,601,347    $18.24        914,214    $14.38      791,850    $12.33
Granted..............................     682,600     10.18      1,939,689     19.56      228,150     19.73
Exercised............................     (18,590)    15.13        (97,209)    11.57      (50,661)    10.32
Forfeited............................    (513,491)    17.68       (155,347)    16.16      (55,125)    10.63
                                       ----------               ----------               --------
Outstanding, end of year.............   2,751,866     16.36      2,601,347     18.24      914,214     14.38
                                       ==========               ==========               ========
Weighted-average fair value of
  options granted during the year....  $     4.69        --     $     8.69        --     $   6.62        --

     The following table summarizes additional information concerning outstanding and exercisable options at June 30, 1999:

                          OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                  -----------------------------------   -------------------
                               WEIGHTED-
                                AVERAGE     WEIGHTED-             WEIGHTED-
    RANGE OF                   REMAINING     AVERAGE               AVERAGE
    EXERCISE                  CONTRACTUAL   EXERCISE              EXERCISE
     PRICES        OPTIONS       LIFE         PRICE     OPTIONS     PRICE
----------------  ---------   -----------   ---------   -------   ---------
 $ 6.94 to  9.99    524,700    9.9 years     $ 7.04          --        --
  10.00 to 15.99    257,642    6.8 years      10.06     190,267    $10.06
  16.00 to 22.99  1,665,999    8.3 years      18.89     442,657     18.55
  23.00 to 26.00    303,525    8.7 years      23.97      57,530     24.00
                  ---------                             -------
                  2,751,866                             690,454
                  =========                             =======

     If the Company had elected to report compensation expense for the Incentive Award Plan based on the fair value at the grant dates for all awards consistent with the methodology prescribed by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would be as follows:

                                                     YEAR ENDED JUNE 30,
                                                 ----------------------------
                                                   1999       1998      1997
                                                 --------   --------   ------
Net income (loss) as reported.................   $(83,753)  $(25,943)  $7,104
Pro forma.....................................    (85,763)   (27,595)   6,540
Earnings (loss) per share as reported.........      (4.14)     (1.43)    0.52
Pro forma.....................................      (4.24)     (1.52)    0.48

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

  Shares Issued Pursuant to Defined Contribution Plan

     Beginning in February 1999, pursuant to the terms of the Company's 401(k) Retirement and Savings Plan, the Company partially matches, with its Common Stock, the contributions made by employees to their plan accounts. The Company has authorized and made available for contribution a total of 100,000 shares of Common Stock, and contributed 28,107 shares in fiscal 1999. At June 30, 1999, 71,893 shares were available for future contributions.

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

J.  INCOME TAXES

     Income (loss) from continuing operations before income taxes, extraordinary charges and cumulative effect of change in accounting principle were attributable to the following sources:

                                                            YEAR ENDED JUNE 30,
                                                       ------------------------------
                                                         1999        1998       1997
                                                       --------    --------    ------
United States......................................    $(73,795)   $(18,364)   $8,924
Foreign............................................      (5,663)     (6,955)      877
                                                       --------    --------    ------
Totals.............................................    $(79,458)   $(25,319)   $9,801
                                                       ========    ========    ======

     The provision for income taxes is computed using the liability method and is based on applicable federal and state statutory rates adjusted for permanent differences between financial and taxable income.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Income taxes have been provided as follows:

                                                              YEAR ENDED JUNE 30,
                                                          ---------------------------
                                                           1999      1998       1997
                                                          ------    -------    ------
Current:
  Federal.............................................    $  669    $  (196)   $1,373
  State and local.....................................       219        372       550
  Foreign.............................................      (253)       807       355
                                                          ------    -------    ------
                                                             635        983     2,278

Deferred:
  Federal.............................................      (352)      (176)      313
  State and local.....................................       (94)      (228)      149
  Foreign.............................................     2,092     (1,890)      (43)
                                                          ------    -------    ------
                                                           1,646     (2,294)      419
                                                          ------    -------    ------
                                                          $2,281    ($1,311)   $2,697
                                                          ======    =======    ======

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's net deferred tax assets and liabilities at June 30, 1999 and 1998 are as follows:

                                                                YEAR ENDED JUNE 30,
                                                                -------------------
                                                                  1999       1998
                                                                --------    -------
Deferred tax assets:
  Net operating loss carryforwards..........................    $21,317     $  892
  Research and development tax credits......................      3,006         --
  Tax under financial reporting accruals....................         --      1,904
  Intangible amortization...................................         --        486
  Tax under financial reporting special charges and equity
     write-down.............................................      8,454      1,718
  Tax under financial reporting inventory reserves..........         --        252
  Other.....................................................      2,266        524
                                                                -------     ------
                                                                 35,043      5,776
Deferred tax liabilities:
  Tax over financial reporting depreciation.................      4,721      2,720
  Other.....................................................         --        339
                                                                -------     ------
                                                                  4,721      3,059
                                                                -------     ------
Net deferred tax assets (liabilities) before valuation
  allowance.................................................     30,322      2,717
Valuation allowance.........................................    (30,322)        --
                                                                -------     ------
Net deferred tax assets (liabilities).......................    $    --     $2,717
                                                                =======     ======

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

                                                               YEAR ENDED JUNE 30,
                                                             ------------------------
                                                             1999     1998      1997
                                                             -----    -----    ------
Statutory tax rate.......................................    (35.0)%  (35.0)%    35.0%
State and local income taxes, net of federal benefit.....      0.2      0.4       3.6
Nondeductible purchased research and development.........       --     25.5        --
Research and development tax credit......................     (0.9)    (2.6)       --
Effect of foreign taxes..................................      2.7     (0.9)     (1.4)
Nondeductible foreign special charges....................      0.3      6.3        --
Net operating loss carryforward..........................       --       --      (2.8)
Valuation allowance......................................     38.2       --        --
Adjustment of deferred tax liabilities...................       --       --     (10.9)
Other....................................................     (2.6)     1.1       4.0
                                                             -----    -----    ------
Effective tax rate.......................................      2.9%    (5.2)%    27.5%
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

     For fiscal 1999, the Company reported a pretax loss from continuing operations, including special charges, of $79,458; an extraordinary charge from the early extinguishment of debt of $902; and, a cumulative effect of change in accounting for start-up costs of $2,443, all of which created $82,803 of operating losses and future tax deductions for financial reporting purposes. Accordingly, at June 30, 1999, the Company has recorded a valuation allowance for deferred tax assets of $30,322 related to all NOLs, tax credits and net deductible tax differences.

K.  SPECIAL CHARGES AND TERMINATED EQUIPMENT CONTRACTS

     During the year ended June 30, 1999, the Company recorded special charges related to significant changes in its operations, which are intended to accelerate and intensify the Company's focus on its metal halide products.

     The special charges principally relate to the execution of the Company's shift in strategic direction and include: limiting Pacific Rim expansion; changing global lamp manufacturing strategy; restructuring marketing operations in North America and Europe; accelerating an exit from noncore product lines; reducing excess overhead including staffing reductions; consolidating an equipment manufacturing operation into the Com-

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

pany's Solon, Ohio facility and significantly reducing the size of the operation; and, reducing capital expenditures.

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

     Details of the actions and related special charges recorded during fiscal 1999 are summarized as follows:

                                                                                       BALANCE AS OF
                                                             CHARGED TO    CHARGES       JUNE 30,
               DESCRIPTION                  CASH/NONCASH     OPERATIONS    UTILIZED        1999
               -----------                 --------------    ----------    --------    -------------
Limit Pacific Rim Expansion:
  Severance..............................  Cash               $   642      $   492        $  150
  Lease/contract cancellations...........  Cash/Noncash         3,841          488         3,353
  Write-down of assets...................  Noncash              2,237        2,237            --
  Shut-down costs of facilities..........  Cash                   497          493             4
Change in Global Manufacturing Strategy:
  Severance..............................  Cash                   328          328            --
  Write-down of assets...................  Noncash              8,502        8,502            --
  Shut-down costs of facilities..........  Cash                   380          380            --
  Program cancelation....................  Cash                   128           --           128
Restructure Marketing Operations in North
  America and Europe:
  Severance..............................  Cash                   317          287            30
  Lease/contract cancellations...........  Cash                   436          110           326
  Write-down of assets...................  Noncash              1,701        1,701            --
  Shut-down costs of facilities..........  Cash                   738          664            74
Reduce Staffing Requirements.............  Cash/Noncash         2,262        1,761           501
Terminate Management Benefit Program.....  Cash/Noncash         1,516        1,430            86
Exit Noncore Inventory Products..........  Noncash                261          261            --
Write-off Long-Lived Assets..............  Cash/Noncash         4,611        4,562            49
Other....................................  Cash                   420          267           153
                                                              -------      -------        ------
                                                              $28,817      $23,963        $4,854
                                                              =======      =======        ======

     The special charges for fiscal 1999 included costs related to the actions described above and also include $6,246 related to the wind-down of portable fixture manufacturing operations, which are described in Note L "Discontinued Operations Subsequently Retained." Total special charges for fiscal 1999 of $35,063 are classified in the consolidated statement of operations as cost of goods sold ($3,956) and special charges ($31,107). The Company incurred additional costs of $596 and $764, as described in Note O, related to the above actions. All actions required by the plans are expected to be completed by December 31, 1999.

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

     These special charges reduced net income by $43,611, or $2.16 diluted earnings per share for fiscal 1999.

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

     In accordance with the accounting requirements for recontinuance, the accompanying financial statements have been reclassified to present Microsun within continuing operations. At June 30, 1999, substantially all assets had been disposed and no remaining accrued losses associated with discontinued operations remained. At June 30, 1998, assets related to discontinued operations totaled $8,510 and total liabilities were $3,317. The revenues and the net amount charged to the income statement for each of the years the business was reported as discontinued operations consisted of the following:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Net sales...................................................  $ 4,719     $ 4,456
                                                              =======     =======
Reclassification of discontinued operations to continuing
  operations................................................  $10,374     $ 4,683
Discontinued operations provision...........................   (9,043)     (6,014)
                                                              -------     -------
Recontinuance of previously discontinued operations.........  $ 1,331     $(1,331)
                                                              =======     =======

     The $10,374 reclassified to continuing operations for the year ended June 30, 1999 consisted of a loss from operations of $4,128; write-downs of assets to net realizable value of $5,533 in connection with the decision in November 1998 to wind-down the Microsun business related to inventory ($2,448), fixed assets

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

($1,690), and other assets ($1,395); and costs related to severance, lease/contract cancellations and facility shut-down costs of $713. These costs and write-downs are classified in special charges ($3,798) and cost of sales ($2,448). The $4,683 reclassified to continuing operations for the year ended June 30, 1998 represents loss from operations.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

N. EARNINGS PER SHARE

     Earnings (loss) per share is computed as follows:

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                1999        1998       1997
                                                              --------    --------    ------
Income available to common shareholders:
  Income (loss) from continuing operations................    $(81,739)   $(24,008)   $7,104
                                                              ========    ========    ======
  Net income (loss).......................................    $(83,753)   $(25,943)   $7,104
                                                              ========    ========    ======
Weighted average shares -- Basic:
  Outstanding at beginning of period......................      20,189      13,435    10,844
  Issued pursuant to public offering......................          --       2,942     2,327
  Issued in acquisitions..................................           2       1,768        41
  Issued for exercise of stock options....................          17          47        22
  Issued pursuant to employee stock purchase plan.........          19           3        --
  Issued pursuant to 401(k) plan..........................           5          --        --
  Issuable in connection with an acquisition..............          --          --        35
                                                              --------    --------    ------
     Basic weighted average shares........................      20,232      18,195    13,269
                                                              ========    ========    ======
Weighted average shares -- Diluted:
  Basic from above........................................      20,232      18,195    13,269
  Effect of stock options.................................          --          --       289
                                                              --------    --------    ------
     Diluted weighted average shares......................      20,232      18,195    13,558
                                                              ========    ========    ======
Earnings (loss) per share -- Basic:
  Income (loss) from continuing operations................    $  (4.04)   $  (1.32)   $  .54
  Recontinuance of previously discontinued operations.....         .07        (.07)       --
  Extraordinary charge....................................        (.05)       (.04)       --
  Cumulative effect of change in accounting principle.....        (.12)         --        --
                                                              --------    --------    ------
  Earnings (loss) per share -- Basic......................    $  (4.14)   $  (1.43)   $  .54
                                                              ========    ========    ======
Earnings (loss) per share -- Diluted:
  Income (loss) from continuing operations................    $  (4.04)   $  (1.32)   $  .52
  Recontinuance of previously discontinued operations.....         .07        (.07)       --
  Extraordinary charge....................................        (.05)       (.04)       --
  Cumulative effect of change in accounting principle.....        (.12)         --        --
                                                              --------    --------    ------
  Earnings (loss) per share -- Diluted....................    $  (4.14)   $  (1.43)   $  .52
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

                                                           THREE MONTHS ENDED FISCAL 1999
                                                  ------------------------------------------------
                                                  JUN 30(A)    MAR 31(B)    DEC 31(C)    SEP 30(D)
                                                  ---------    ---------    ---------    ---------
Net sales.....................................    $ 50,854     $ 51,358     $ 39,704     $  51,287
Gross profit..................................      11,714       17,077        8,256        20,383
Income (loss) from operations.................     (24,575)      (5,864)     (31,781)        1,847
Income (loss) from continuing operations
  before extraordinary charge and cumulative
  effect of accounting change.................     (33,204)      (9,432)     (38,432)         (671)
Recontinuance of previously discontinued
  operations..................................         308        1,710       (1,540)          853
Net income (loss).............................    $(33,798)    $ (7,722)    $(39,972)    $  (2,261)
                                                  ========     ========     ========     =========
Earnings (loss) per share -- Basic............    $  (1.67)    $   (.38)    $  (1.98)    $    (.11)
                                                  ========     ========     ========     =========
Earnings (loss) per share -- Diluted..........    $  (1.67)    $   (.38)    $  (1.98)    $    (.11)
                                                  ========     ========     ========     =========
Price Range of Common Stock:
  High........................................    $  9.000     $ 10.313     $ 10.625     $  27.250
  Low.........................................    $  5.813     $  6.750     $  4.875     $   8.500

                                                           THREE MONTHS ENDED FISCAL 1998
                                                   ----------------------------------------------
                                                    JUN 30      MAR 31(E)     DEC 31      SEP 30
                                                   ---------    ---------    ---------    -------
Net sales......................................     $54,694     $ 50,685      $32,728     $30,242
Gross profit...................................      20,164       19,824       13,968      12,696
Income (loss) from operations..................         292      (30,513)       4,091       3,700
Income (loss) from continuing operations before
  extraordinary charge.........................        (492)     (28,798)       2,792       2,490
Recontinuance of previously discontinued
  operations...................................       4,683       (6,014)          --          --
Net income (loss)..............................     $ 4,191     $(35,416)     $ 2,792     $ 2,490
                                                    =======     ========      =======     =======
Earnings (loss) per share -- Basic.............     $   .21     $  (1.78)     $   .17     $   .15
                                                    =======     ========      =======     =======
Earnings (loss) per share -- Diluted...........     $   .20     $  (1.78)     $   .17     $   .15
                                                    =======     ========      =======     =======
Price Range of Common Stock:
  High.........................................     $29.938     $ 27.000      $26.500     $27.000
  Low..........................................     $20.875     $ 18.250      $18.250     $22.875

---------------

(a) Fourth Quarter 1999 -- Net income was reduced by: (a) charges of $15,691 consisting of $3,148 in cost of sales and special charges of $12,543; (b) a $700 provision for uncollectible advances and receivables related to transactions with affiliates; (c) a pretax noncash write-down of $5,883, related to the Company's investment in Unison; and, (d) extraordinary charge from the early extinguishment of debt of $902.

(b) Third Quarter 1999 -- Net income was reduced by $2,291 of special charges.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(c) Second Quarter 1999 -- Net income was reduced by: (a) $8,548 from the reversal of $14,961 in sales and $6,413 in cost of sales related to the termination of lamp equipment contracts; (b) charges of $18,219 consisting of: $1,182 in cost of sales ($374 with an affiliate), $764 of research and development with an affiliate, and $16,273 of special charges; and, (c) establishment of deferred tax valuation allowance of $3,515.

(d) First Quarter 1999 -- Net income was reduced by a $2,443 cumulative effect of a change in accounting principle.

(e) Third Quarter 1998 -- Net income was reduced by the write-off of purchased research and development and special charges, net of income tax benefits, of $32,056.

R.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in a single business segment: the design, manufacture and sales of metal halide lighting products including materials, system components, systems and production equipment.

     Net sales by country, based on the location of the business unit, for fiscal 1999, 1998 and 1997 follows:

                                                            YEAR ENDED JUNE 30,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
United States.......................................  $141,440    $111,743    $60,534
Canada..............................................    20,524      29,427     14,406
United Kingdom......................................    19,998      20,287      5,786
Australia...........................................    10,092       6,892      5,764
Other...............................................     1,149          --         --
                                                      --------    --------    -------
                                                      $193,203    $168,349    $86,490
                                                      ========    ========    =======

     Long-lived assets by country, based on the location of the asset, as of June 30, 1999 and 1998 follows:

                                                                   JUNE 30,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
United States...............................................  $ 90,769    $82,705
Canada......................................................     2,845      2,709
United Kingdom..............................................     6,396      6,120
Australia...................................................     1,760        300
Other.......................................................       678         74
                                                              --------    -------
                                                              $102,448    $91,908
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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding each of the directors and executive officers of the Company:

      NAME        AGE                 POSITION                DIRECTORS' TERM EXPIRES
      ----        ---                 --------                -----------------------
Wayne R. Hellman  53    Chief Executive Officer and Chairman          2001
                        of the Board of Directors
Alan J. Ruud      52    Vice Chairman, President, Chief               2000
                        Operating Officer and Director
Louis S. Fisi     65    Director                                      2000
Francis H. Beam   64    Director                                      2000
Theodore A.       60    Director                                      2001
  Filson
Thomas K. Lime    61    Director                                      2001
Susumu Harada     48    Director                                      2002
John R. Buerkle   51    Director                                      2002
A Gordon          55    Director                                      2002
  Tunstall
John E. Breen     54    Director                                      2002
Nicholas R.       53    Chief Financial Officer, Vice
  Sucic                 President & Treasurer*

---------------

* Executive officer only; not a director.

     Wayne R. Hellman has served as the chief executive and a director of the Company since 1995 and as chief executive or other senior officer of each of the Company's predecessor companies since 1983. From 1968 to 1983 he was employed by the lighting division ("GE Lighting") of General Electric Company. While at General Electric, Mr. Hellman served as Manager of Strategy Analysis for the Lighting Business Group; Manager of Engineering for the Photo Lamp Department; Halarc Project Venture Manager; Manager of Quartz Halogen Engineering and Manager of Metal Halide Engineering. As the Halarc Project Venture Capital Manager, he was given the responsibility of developing metal halide technology. Mr. Hellman is also currently a director of Fiberstars, Inc., a manufacturer and marketer of fiber optic lighting systems. The Company owns approximately 26% of the issued and outstanding shares of Fiberstars, Inc. In 1998, Mr. Hellman married Diane Mazzola who is Mr. Fisi's step-daughter.

     Alan J. Ruud founded Ruud Lighting, Inc. in December of 1982 and has served as its chairman of the board and chief executive officer since that time. The Company acquired Ruud Lighting on January 2, 1998. At that time, Mr. Ruud was appointed to the Company's board. He currently serves as vice-chairman and a member of the Executive Committee. In June 1999, Mr. Ruud was appointed to the additional position of President and Chief Operating Officer of the Company. Mr. Ruud founded SPI. Lighting, an HID lighting manufacturer, in 1973, which was sold to McGraw Edison in 1978. Mr. Ruud managed SPI Lighting until 1982. From 1969 through 1979, Mr. Ruud also ran a consulting and lighting engineering group in Milwaukee, Wisconsin. Mr. Ruud is also currently a director of Fiberstars, Inc.

     Louis S. Fisi served as the executive vice president of the Company from 1995 until his retirement in 1999, and has served as a director of the Company since 1995. He has also served as chief financial officer of the Company from 1995 to November 1996 and chief financial officer of one or more of the Company's predecessors from 1985 to November 1996, and assisted Mr. Hellman in the founding of the predecessors. From 1976 to 1985, Mr. Fisi was employed in executive and financial capacities by the Smithers Company, an international industrial company. From 1967 to 1976, he was employed as a certified public accountant by an international accounting and consulting firm currently known as Ernst & Young LLP.

     Francis H. Beam has served as a director of the Company since 1995. From 1988 to 1999, Mr. Beam served as President of Pepper Capital Corp., a venture capital firm which he formed. Mr. Beam is retiring from Pepper Capital effective at the end of 1999. Mr. Beam is also a director of The Lamson & Sessions Co., a manufacturer of thermoplastic conduit and pipe, enclosures, wiring devices and accessories. From 1959 to 1988 he was employed by Ernst &Young LLP (and its predecessors). Beginning in 1967 he held various partnership positions with that firm until his retirement in 1988 as Vice Chairman and Regional Managing Partner.

     John E. Breen was appointed to the Company's board in December 1999. Dr. Breen served as Vice President of Technology for GE Lighting from 1990 until his retirement in 1998. Dr. Breen spent 26 years at GE Lighting focused on technology for all lighting applications and on new product introductions.

     John R. Buerkle was appointed as a director of the Company in January 1998. Mr. Buerkle was named President -- Asia-Pacific, of S.C. Johnson & Son, Inc., a worldwide manufacturer and marketer of consumer household products, in April 1995. From 1982 to 1995, Mr. Buerkle held positions for business and product development in Latin America and has held other managerial positions with S.C. Johnson since 1972. Mr. Buerkle is also currently a director of Alloyd Company, Inc., a privately-held leading manufacturer of plastic packaging and packaging equipment.

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

     Thomas K. Lime was appointed to the Company's board in December 1999. Mr. Lime retired from GE Lighting in 1998 after 37 years in sales and marketing positions at GE Lighting. From 1995-1998, Mr. Lime served as General Manager-World Wide Strategic Accounts Sales and from 1984-1994 as General Manager-Consumer Sales US/Canada.

     A Gordon Tunstall has served as a director of the Company since June 1996. He is the founder of, and for more than 18 years has served as President of Tunstall Consulting, Inc., a provider of strategic consulting and financial planning services. Mr. Tunstall is also currently a director of Romac International, Inc., a professional and technical placement firm; Orthodontic Centers of America, Inc., a manager of orthodontic practices; Discount Auto Parts, Inc., a retail chain of automotive after market parts stores; and Horizon Medical Products, a medical device manufacturer and distributor.

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

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership with the Securities and Exchange Commission and the Nasdaq National Market. Specific due dates for these reports have been established, and the Company is required to report in this Proxy Statement any failure to file by these dates during fiscal 1999. All of these filing requirements were satisfied by the Company's Executive Officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, except that Mr. Buerkle filed a report on Form 4 relating to two stock purchase transactions in March 1999 after the required filing date.

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

---------------

(1) Mr. Hellman, Mr. Ruud and Mr. Sucic are each parties to Employment Agreements with the Company. The Employment Agreement of Mr. Hellman had an initial term expiring December 31, 1998. In fiscal 1998, Mr. Hellman's Employment Agreement was extended through December 31, 2003. Mr. Ruud and Mr. Sucic are parties to similar Employment Agreements with the Company: Mr. Ruud's having an initial term expiring January 1, 2001; Mr. Sucic's having an initial term expiring on February 11, 2001. Through these Employment Agreements, Mr. Hellman, Mr. Ruud and Mr. Sucic are entitled to receive annual base compensation of $195,000, $185,000, and $175,000, respectively. In addition, Mr. Hellman, Mr. Ruud and Mr. Sucic will each be entitled to receive a bonus in amounts determined by the Compensation Committee. These Employment Agreements provide for annual increases in annual base compensation in amounts determined by the Compensation Committee during the term of these Employment Agreements. For fiscal 1999, Messrs. Hellman, Ruud, Fisi and Sucic received annual base compensation of $200,000, $192,500, $175,000 and $175,000, respectively. The Compensation Commit-tee has not yet determined whether there will be an increase in compensation for Messrs. Hellman, Ruud, and Sucic in fiscal 2000. Mr. Fisi retired as an officer of the Company on December 31, 1999. Under the Employment Agreements, Mr. Hellman, Mr. Ruud and Mr. Sucic participate in Company sponsored life, health, and disability insurance coverage. Also includes compensation deferred pursuant to the Company's 401(k) deferred compensation plan.

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

     Mr. Fisi retired as an officer and employee of the Company effective December 31, 1999. The principal terms of Mr. Fisi's retirement arrangement are as follows: Mr. Fisi will be retained as a consultant until June 30, 2000 for a fixed consulting fee of $93,000 (it is anticipated that the consulting arrangement during this period would involve the direction and completion of Mr. Fisi's current projects); after June 30, 2000, Mr. Fisi will be available to consult with Company management for an additional period of three years on special projects, where Mr. Fisi's extensive industry experience, special knowledge regarding the Company and availability to supervise substantial projects would assist the Company's completion of these projects, with compensation for the three-year period set at $93,000 per year. In addition, Mr. Fisi will continue serving his existing term as a director of the Company and be given a 5,000 share option grant under the Company's 1995 Incentive Award Plan or 1998 Incentive Award Plan, if available.

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

     Each of the nonemployee directors of the Company was granted options to purchase 15,000 shares of Company Common Stock in 1995 and 1996 (other than Mr. Harada, who received options to purchase 9,600 shares). At its October 28, 1999 meeting, the board discussed and approved a policy which would make option grants to nonemployee directors upon appointment and upon reelection. The number of shares to be subject to option grants will be equal to 5,000 shares for each year in a director's term. Following Mr. Fisi's anticipated retirement, he would receive a 5,000 share option grant to reflect the unexpired portion of his current term. There are currently not sufficient options available for grant under the Company's 1995 Incentive Award Plan and 1998 Incentive Award Plan to provide for the options which the policy would require to be issued to Messrs. Harada, Buerkle, Tunstall, Lime and Fisi, and Dr. Breen. The 1998 Incentive Award Plan is proposed to be amended. If the amendment is approved, the 1998 Incentive Award Plan would provide adequate options to provide for these grants.

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

     In the event the Company terminates the Employment Agreements without cause (as defined in the Employment Agreement) Ruud and Sucic will each be entitled to receive all payments and benefits through the remainder of the term of the Employment Agreement. "Without cause" is defined in the Employment Agreements as
(i) the employee's not committing fraud, dishonesty, willful misconduct, or gross negligence in performing his duties or (ii) his not materially breaching his Employment Agreement. In the event the Employment Agreements are terminated by Ruud or Sucic for good reason (as defined in the Employment Agreement), Ruud and Sucic will each be entitled to receive all payments and benefits through the remainder of the term of the Employment Agreement. "Good reason" is defined in the Employment Agreements as (i) a material reduction in the employee's duties, authority, compensation, benefits or responsibilities without the employee's prior written consent or (ii) the Company's material breach of the Employment Agreement.

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

     The Company has also established an Incentive Award Plan Committee which was composed of Wayne R. Hellman, the Chief Executive Officer, Louis S. Fisi, retired Executive Vice President, and A Gordon Tunstall. On October 11, 1999, the Board of Directors determined that the Compensation Committee should act as the Incentive Award Plan Committee. Awards to any executive officer or director under the 1995 Incentive Award Plan, the Billion Dollar Market Capitalization Plan, or the 1998 Incentive Award Plan will be approved by the entire Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                           CERTAIN HOLDERS OF VOTING SECURITIES

     The following table sets forth information regarding the ownership of the Company's Common Stock as of December 30, 1999, by each of the directors and executive officers of the Company, by each person or group known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and by all directors and executive officers of the Company as a group.

                                                          SHARES BENEFICIALLY OWNED(2)
                                                       ----------------------------------
                                                                                 PERCENT
                                                                    PERCENT     OF VOTING
                 NAME AND ADDRESS(1)                    NUMBER      OF CLASS      POWER
                 -------------------                    ------      --------    ---------
Wayne R. Hellman(3)..................................  3,968,745(7)  19.5%        16.3%
Alan J. Ruud(4)......................................  3,647,134(7)  18.0%        15.0%
Louis S. Fisi(5).....................................    297,038(7)   1.5%         1.2%
Nicholas R. Sucic....................................     17,741(7)      *            *
Francis H. Beam......................................     42,554         *            *
John E. Breen........................................          0         *            *
John R. Buerkle......................................     16,750         *            *
Theodore A. Filson...................................     43,000         *            *
Susumu Harada(6).....................................    157,368         *            *
Thomas K. Lime.......................................          0         *            *
A Gordon Tunstall....................................     15,000         *            *
All Directors and Executive Officers as a Group
  (3)(4)(5)
  (9 Persons)........................................  7,908,292(7)  38.9%        32.5%
General Electric Company (8).........................  4,580,887     18.8%        18.8%
Wellington Management Company (9)....................  1,518,000      7.5%         6.2%
Brown Investment Advisory & Trust Company/ Brown
  Advisory Incorporated (10).........................  1,365,117      6.7%         5.6%

---------------

*  Less than one percent

 (1) The business address of each of Messrs. Hellman, Fisi, Sucic, Beam, Buerkle, Filson and Lime and Dr. Breen is 32000 Aurora Road, Solon, Ohio 44139. The business addresses of Messrs. Ruud, Breen, Harada, Lime and Tunstall are: Mr. Ruud -- Ruud Lighting, Inc., 9201 Washington Avenue, Racine, Wisconsin 53406; Mr. Harada -- Koto Electric Co., Ltd., Bunmeido Bldg., 7th Floor, 3-16-5, Taito, Taito-Ku, Tokyo 110, Japan; and Mr. Tunstall -- Tunstall Consulting, Inc., 13153 North Dale Mabry, Suite 200, Tampa, Florida, 33618. The business address of General Electric Company is 3135 Easton Turnpike, Fairfield, CT 06431. The business address of Wellington Management Company is 75 State Street, Boston, MA 02109. The business address of Brown Investment Advisory & Trust Company/ Brown Advisory Incorporated is 19 South Street, Baltimore, MD 21202.

 (2) Shares beneficially owned include the following shares which may be acquired within 60 days of the date of this proxy by exercise of options granted pursuant to the incentive award plans: Mr. Beam -- 15,000 shares; Mr. Filson -- 33,000 shares; Mr. Buerkle -- 3,750 shares; Mr.
     Harada -- 9,600 shares; Mr. Tunstall -- 15,000 shares; Mr. Sucic -- 14,250 shares. Shares beneficially owned by General Electric Company include 3,045,000 shares of Common Stock which may be acquired by General Electric Company at any time upon conversion of the Series A Stock and 1,000,000 shares of Common Stock subject to a warrant which is exercisable at any time. Percentage ownership is calculated on the basis of shares outstanding, plus shares which may be acquired within 60 days of the date of the proxy upon exercise or conversion by the named holder of options, warrants and Series A Stock. Percentage voting power is calculated on the same basis as percentage ownership, except the calculation includes for all holders the voting power of the Series A Stock and the shares issuable upon exercise by GE of the warrant.

 (3) Includes 1,928,070 shares owned by Mr. Hellman individually; 125,000 shares owned by a limited liability company ("Hellman Ltd.") of which Mr. Hellman is the manager and as to which Mr. Hellman has sole voting and investment power; 50,000 shares owned by a private charitable foundation established by Mr. Hellman and as to which Mr. Hellman has sole voting and investment power; 70,414 shares beneficially owned by certain shareholders of the Company held under a voting trust which expires in 2005 (the "Trust") and 1,758,984 shares formerly subject to the Trust as to which Mr. Hellman holds an irrevocable proxy under similar terms. These shares, totaling 1,829,398, are referred to herein as the "Trust Shares." The Trust Shares include all shares individually owned by Mr. Louis S. Fisi, Mr. Robert S. Roller, and Mr. Juris Sulcs, Ms. Christine Hellman and Ms. Lisa Hellman, the estate of James Sarver, and trusts for the benefit of Mr. Roller's children. The Trust Shares also include shares owned by Mr. Brian Hellman. Pursuant to the terms of the Trust and the irrevocable proxies, Mr. Wayne Hellman is empowered to vote the Trust Shares for all purposes at his sole discretion, but is not provided with investment power with respect to the Trust Shares. Beneficial owners of the Trust Shares may remove the shares from the Trust or release the shares from the irrevocable proxy, as the case may be, to effect a bona fide sale free of the restrictions of the Trust. All share distributions on account of the Trust Shares become subject to the Trust, and all cash and other nonshare distributions on account of the Trust Shares are to be paid over to the grantors of the Trust. The expiration of the Trust may be accelerated under certain circumstances. Mr. Hellman does not receive any compensation for serving as voting trustee of the Trust. Mr. Hellman has granted to GE irrevocable proxies with respect to shares owned by him individually and by Hellman, Ltd. and with respect to the Trust Shares. The proxies will be effective only under certain circumstances. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations under "Recent Developments -- General Electric Company Investment." Also includes shares beneficially owned by Mr. Hellman's wife as to which Mr. Hellman disclaims beneficial ownership, consisting of 26,004 shares owned and 10,000 shares subject to options exercisable within 60 days of the date of this proxy.

 (4) Mr. Ruud has the sole power to vote 3,647,134 shares of Common Stock of which 1,497,143 shares of Common Stock are subject to the terms of a voting trust agreement dated January 2, 1998 (the "Voting Trust") or an irrevocable proxy similar to the irrevocable proxies held by Mr. Hellman, discussed above (collectively, the "Voting Trust Shares"), and the sole power to dispose of 2,149,991 shares of Common Stock. The purpose of the Voting Trust Agreement and proxies is to provide Mr. Ruud with the power to vote all of the 1,497,143 shares of Common Stock held by the signatories to the Voting Trust Agreement. The Voting Trust Shares include all shares individually owned by Messrs. Donald Wandler, Theodore O. Sokoly, Christopher A. Ruud, and Ms. Cynthia A. Johnson. Mr. Ruud has granted to GE proxies with respect to shares owned by him individually and with respect to the Voting Trust Shares. These proxies will be effective only under certain circumstances. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations under "Recent
     Developments -- General Electric Company Investment."

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

     In fiscal 1999, Mr. Filson provided consulting services to the Company and received fees in the amount of $99,996. Mr. Filson's consulting services included taking an active role in sales/marketing through the development of key customer relationships, obtaining commitments from customer companies to introduce new lighting products that include ADLT components and the establishment of major sales agreements. Mr. Filson's services during fiscal 1999 also encompassed other activities, including joint venture activities and recruitment of key personnel. In calendar 1999, Mr. Filson has agreed to provide consulting services to the Company.

     Mr. Harada, a director of the Company, is an executive officer, director, and a shareholder of Venture Lighting, Japan ("Venture Japan"), formerly known as Koto Luminous Ltd., a Japanese manufacturer and marketer of lighting products. Venture Japan owns 142,268 shares of the Company, which were acquired in the Combination as a result of its investment in a Predecessor. In April 1997, the Company purchased a 30% common stock interest in Venture Japan. In November 1998, this common stock interest was exchanged for nonvoting convertible preferred stock which Company management determined had fair value not less than the fair value of the original common stock interest. The exchange for this preferred stock enhanced the security of the Company's investment by providing preferential treatment upon liquidation of Venture Japan, while the convertibility of the preferred stock allows the Company to participate in the future potential of Venture Japan. Additionally, Mr. Harada and members of his family control Wakoh Corporation, a Japanese corporation. Wakoh Corporation and the Company are each 50% joint venture partners in Pacific Lighting, Inc., a British Virgin Islands holding company. The Company uses Pacific Lighting to own and hold a number of the Company's joint venture investments. Venture Japan is the Company's sole trading partner in Japan and, as a result, the Company supplies Venture Japan with materials, lamps and equipment. The Company had sales of approximately $625,000 in fiscal 1999 to Venture Japan.

     On January 22, 1996, two subsidiaries of the Company each entered into a six-year Aircraft Operating Agreement with Levetz Investments, Inc. ("Levetz"), an unrelated Ohio corporation, for the purpose of chartering a 1986 Beechcraft King Air 300 airplane (the "King Air Aircraft"), which Levetz leased from LightAir Ltd. ("LightAir"), an Ohio limited liability company owned by Mr. Hellman (80%) and Mr. Fisi (20%). On May 27, 1997, the Company entered into a ten-year Aircraft Dry Lease Agreement with LightAir for the purpose of leasing a 1993 Lear Jet 60 airplane (the "Lear Aircraft"). In each case, the leased airplanes enabled the Company to have air service into locations which are not adequately served by commercial carriers. On May 6, 1998, LightAir sold the 1986 King Air Aircraft. On April 13, 1998, LightAir purchased a 1991 Beechcraft King Air 350 airplane (the "Replacement King Air Aircraft") which Levetz leased from LightAir on the same terms as the original King Air Aircraft; however, there was no commitment by the Company or any subsidiary for a minimum number of flight hours for the Replacement King Air Aircraft (one of the subsidiaries had committed to a minimum of 200 flight hours per year on the King Air Aircraft, and another subsidiary had committed to a minimum of 75 flight hours per year on the King Air Aircraft). The Company and its subsidiaries were required to pay $950 per flight hour on the Replacement King Air Aircraft for the first 275 hours, and $550 per flight hour thereafter, plus operating and maintenance expenses. The Company had committed to a minimum of 260 flight hours per year on the Lear Aircraft. The lease rate for the Lear Aircraft was $2,500 per flight hour, plus operating costs and maintenance expenses. Levetz entered into a separate Aircraft Dry Lease Agreement with LightAir for use of the Lear Aircraft when not in use by the Company. In addition, the Company has utilized a Saab 340 Aircraft (the"Saab Aircraft") on an hourly rental basis. The Saab Aircraft was originally owned by LightAir and was subsequently transferred to LightAir II Ltd. Messrs. Hellman and Fisi guaranteed the repayment of $2.8 million of indebtedness incurred to purchase the Replacement King Air aircraft; the repayment of $8.4 million of indebtedness incurred to purchase the Lear Aircraft; and $3.0 million of indebtedness to purchase the Saab aircraft. Payments to LightAir totalled approximately $554,000 in fiscal 1997; $2,071,000 in fiscal 1998, and $588,000 in fiscal 1999. In addition, at June 30, 1999, the Company had a $59,000 payment due to LightAir. LightAir paid certain rebates and reimbursements of amounts paid by the Company. Unpaid portions of these amounts were recorded as non interest bearing receivables of the Company. Rebates paid in fiscal 1998 totalled $211,000 and no subsequent rebates have been made or are expected. The largest amount outstanding with respect to receivables relating to reimbursements during fiscal 1999 was $137,000. There were no such receivables at June 30, 1999.

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

     The Company does not intend to enter into any material transaction with officers or directors, or their family members, without the approval of a majority of the disinterested directors in the future. All above-described transactions since March 1997 were approved by a majority of disinterested directors except Mr. Filson's consulting service fees and the employment and compensation of the Hellman and Ruud family members.

                                 GE TRANSACTION

     On October 6, 1999, GE made an investment in the Company of $20,554,000. The additional capital resources provided by the agreed investment by GE are expected to provide additional flexibility to pursue opportunities in the metal halide business. In addition, GE and the Company have entered into a five year, renewable agreement for the supply of metal halide salts to GE. This agreement is similar to a supply agreement with GE which expired in 1998, including a non-exclusive technology license to protect GE in the event of an inability of the Company to supply these products. The Company and GE are in discussions with respect to other supply arrangements. The Company anticipates that the GE investment and the expansion which it will permit will result in an expanded supplier-customer relationship with GE, enhancing the Company's earnings and competitive position in the metal halide marketplace. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations under "Recent Developments -- General Electric Company Investment."

     The GE investment includes 761,250 shares of the Company's newly-created Series A Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the "Initial Warrant") to purchase an additional 1,000,000 shares of Common Stock of the Company, which is immediately exercisable. GE has been a holder of 535,887 shares of Company Common Stock since the Company's initial public offering in 1995. The Series A Stock, Common Stock issuable on exercise of the Initial Warrant and the Common Stock held by GE represent (after giving effect to the shares issued on exercise of the Initial Warrant) approximately 18.9% of the voting power and equity ownership of the Company. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations under "Recent Developments -- General Electric Company Investment -- Terms of the Series A Stock and -- Terms of the Initial Warrant." Pursuant to the terms of the Stock Purchase Agreement, GE is to provide the Company with five nominees as potential Company's Board of Directors who are not directors, officers, employees or 10% shareholders of GE. The Company is required to cause the number of such nominees serving on the Board to be equal to the greater of 20% of the number of members of the Board or the number of members which most nearly corresponds to GE's percentage ownership interest in the Company.

     The proceeds of the GE transaction have been applied principally to the reduction of short-term liabilities and outstanding amounts under the Company's principal bank credit facility.

     GE supplies the Company with quartz tubing, glass bases and other components for the metal halide lamps manufactured by the Company. Although a significant supplier of such items, GE is not the only available source for these items. In addition, GE supplies the Company with finished lamps for resale as a part of the Company's product line and for inclusion in the Company's lighting systems. These lamps include both commodity-type metal halide lamps which supplement the Company's line of specialty lamps as well as incandescent and fluorescent lamps, which are distributed to the Company's customers. The Company supplies GE with both components for lamps and private label specialty metal halide lamps. GE provides unsecured trade credit terms to the Company to finance the purchase of products from GE by the Company. The Company paid GE a total of $13.5 million for components and finished lamps purchased from GE during fiscal 1999 and GE paid the Company a total of $4.6 million for components and finished lamps purchased from the Company during fiscal 1999. GE is also a manufacturer and marketer of metal halide lamps and fixtures and a competitor of the Company.

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

        (3) List of Exhibits (Exhibits available upon request)

                                                                                   SEQUENTIAL PAGE
                                                                                       NUMBER/
EXHIBIT NO.                              TITLE                                INCORPORATED BY REFERENCE
-----------                              -----                                -------------------------
     2.1      Stock Purchase Agreement among Advanced Lighting
              Technologies, Inc., Ruud Lighting, Inc. and Alan J. Ruud,
              Theodore O. Sokoly, Donald Wandler, Christopher A. Ruud and
              Cynthia A. Johnson (Form 10 Q/A Exhibit 2.1)................              (10)
     2.2      Agreement and Plan of Reorganization among Advanced Lighting
              Technologies, Inc., Advanced Acquisitions, Inc., Deposition
              Sciences, Inc., and Lee Bartolomei, Frances and John
              Aguilera, Jr. 1992 Trust, Michael Robbins, James Brosnan and
              Norman Boling dated as of January 9, 1998...................              (11)
     3.1      Amended and Restated Articles of Incorporation..............               (1)
     3.2      Code of Regulations.........................................               (2)
     4.1      Reference is made to Exhibits 3.1 and 3.2...................
     4.2      Form of Stock Certificate of Common Stock of the Company....               (2)
     4.3      Indenture between Advanced Lighting Technologies, Inc. and
              The Bank of New York as Trustee dated as of March 18, 1998
              (Form 10-Q/A Exhibit 4.3)...................................              (10)
     4.4      First Supplemental Indenture dated September 25, 1998
              between Advanced Lighting Technologies, Inc. and The Bank of
              New York amending the Indenture dated March 18, 1998 (Form
              10-Q/A No. 2 Exhibit 4.1)...................................              (14)
     4.5      Registration Rights Agreement dated as of March 18, 1998
              between the Registrant and Morgan Stanley & Co.,
              Incorporated (Form S-4 Exhibit 4.2).........................              (16)
     4.6      Form of Security for 8% Senior Notes due 2008 originally
              issued by Advanced Lighting Technologies, Inc. on March 18,
              1998 (Form S-4 Exhibit 4.3).................................              (16)
     4.7      Form of Security for 8% Senior Notes due 2008 to be issued by Advanced Lighting Technologies, Inc. and registered under
              the Securities Act of 1933 (Form S-4 Exhibit 4.4)...........              (16)
     9.1      Form of Voting Trust Agreement dated as of October 10, 1995 by and among the Company, Wayne R. Hellman, Louis S. Fisi,
              David L. Jennings, Robert S. Roller, Juris Sulcs, James F.
              Sarver, Brian A. Hellman and Lisa Hellman, as amended
              December 20, 1995 ("Hellman Voting Trust")..................               (3)
     9.2      Form of Irrevocable Proxy relating to shares formerly held
              under the Hellman Voting Trust..............................               (3)
     9.3      Form of Voting Trust Agreement dated as of January 2, 1998 by and among the Company, Alan J. Ruud, Donald Wandler,
              Theodore Sokoly, Christopher Ruud and Cynthia Johnson (the
              "Ruud Voting Trust") and Form of Irrevocable Proxy relating
              to shares formerly held under the Ruud Voting Trust.........               (9)
    10.1      Employment Agreement dated as of January 2, 1998 among Ruud
              Lighting, Inc., Advanced Lighting Technologies, Inc., and
              Alan J. Ruud................................................              (11)

                                                                                   SEQUENTIAL PAGE
                                                                                       NUMBER/
EXHIBIT NO.                              TITLE                                INCORPORATED BY REFERENCE
-----------                              -----                                -------------------------
    10.2      Aircraft Lease Agreement between LightAir, Ltd., an Ohio
              limited liability company, of which Wayne R. Hellman owns
              80% of the membership interests and Louis S. Fisi owns 20%
              of the membership interests, and Levetz Investments, Inc., an unrelated corporation engaged in the business of
              chartering aircraft and otherwise providing general aviation services ("Levetz Investments"), dated as of January 22,
              1996 (Form 10-Q Exhibit 10.1)...............................               (7)
    10.3      Aircraft Operating Agreement between Levetz Investments and
              Venture Lighting International, Inc., a wholly-owned
              subsidiary of the Company, dated as of January 22, 1996
              (Form 10-Q Exhibit 10.2)....................................               (7)
    10.4      Aircraft Operating Agreement between Levetz Investments and
              APL Engineered Materials, Inc., a wholly-owned subsidiary of the Company, dated as of January 22, 1996 (Form 10-Q Exhibit
              10.3).......................................................               (7)
    10.5      Aircraft Dry Lease Agreement dated as of May 27, 1997 by and between LightAir, Ltd. and Advanced Lighting Technologies,
              Inc. (Registration Statement Exhibit 10.26).................               (8)
    10.6      Employment Agreement dated as of February 12, 1998 between
              Advanced Lighting Technologies, Inc. and Nicholas R. Sucic
              (Form 10-Q/A Exhibit 10.5)..................................              (10)
    10.7      Loan Agreement dated as of October 8, 1998 between Advanced
              Lighting Technologies, Inc. and Wayne R. Hellman (Form
              10-Q/A Exhibit 10.1)........................................              (12)
    10.8      Secured Promissory Note of Wayne R. Hellman dated as of
              October 8, 1998 in the amount of $9,000,000 to Advanced
              Lighting Technologies, Inc. at the rate of 8% per annum
              (Form 10-Q/A Exhibit 10.2)..................................              (12)
    10.9      Amended and Restated Employment Agreement between Wayne R.
              Hellman and Advanced Lighting Technologies, Inc. dated as of
              October 8, 1998 (Form 10-Q/A Exhibit 10.4)..................              (12)
    10.10     Copy of the Company's Amended and Restated 1995 Incentive
              Award Plan (Registration Statement Exhibit 10.1 and
              10.1/A).....................................................               (2)
    10.11     Copy of the Company's 1997 Billion Dollar Market
              Capitalization Incentive Award Plan.........................
    10.12     Copy of the Company's Amended and Restated 1998 Incentive
              Award Plan..................................................
    10.13     Credit Agreement by and among the Company and certain of its subsidiaries and PNC Bank, National Association, as agent
              for certain other banks dated as of May 21, 1999............
    10.14     Collateral Assignment of Split-Dollar Insurance Agreement
              dated July 10, 1993 by and between Louis S. Fisi, as
              employee, and Venture Lighting International, Inc., a
              wholly-owned subsidiary of the Company......................
    10.15     Collateral Assignment of Split-Dollar Insurance Agreement
              dated December 7, 1993 by and between Louis S. Fisi, as
              employee, and H & F Management, Inc., a wholly-owned
              subsidiary of the Company...................................

                                                                                   SEQUENTIAL PAGE
                                                                                       NUMBER/
EXHIBIT NO.                              TITLE                                INCORPORATED BY REFERENCE
-----------                              -----                                -------------------------
    10.16     Collateral Assignment of Split-Dollar Insurance Agreement
              dated July 10, 1993 by and between Wayne R. Hellman, as
              employee, and Venture Lighting International, Inc., a
              wholly-owned subsidiary of the Company......................
    10.17     Collateral Assignment of Split-Dollar Insurance Agreement
              dated December 7, 1993 by and between Wayne R. Hellman, as employee, and H & F Management, Inc., a wholly-owned
              subsidiary of the Company...................................
    10.18     Market Clearance Side Letter dated May 21, 1999, by and
              among PNC Bank, National Association; PNC Capital Markets,
              Inc., Advanced Lighting Technologies, Inc.; Ballastronix,
              Incorporated; Canadian Lighting Systems Holding
              Incorporated; Parry Power Systems Limited; and Venture
              Lighting Europe Ltd.........................................
    10.19     Credit Agreement between Advanced Lighting Technologies,
              Inc., the institutions named therein and National City Bank, as Administrative Agent, dated as of January 2, 1998 (Form
              10-Q/A Exhibit 10.2) (Replaced, see 10.13)..................              (10)
    10.20     Amendment No. 1 dated as of February 26, 1998 to Credit
              Agreement between Advanced Lighting Technologies, Inc., the lending institutions named therein and National City Bank, as Administrative Agent, dated as of January 2, 1998 (Form
              10-Q/A Exhibit 10.3) (Replaced, see 10.13)..................              (10)
    10.21     Amendment No. 2 dated as of May 13, 1998 to Credit Agreement between Advanced Lighting Technologies, Inc., the lending
              institutions named therein and National City Bank, as
              Administrative Agent, dated as of January 2, 1998 (Replaced,
              see 10.13)..................................................               (6)
    10.22     Letter Amendment, dated as of September 1, 1998, among
              Advanced Lighting Technologies, Inc., National City Bank and
              other financial institutions, to the Credit Agreement dated as of January 2, 1998 (Form 10-Q/A Exhibit 10.2) (Replaced,
              see 10.13)..................................................              (14)
    10.23     Consolidated Amendment No. 1 to Credit Agreement dated
              September 10, 1998 among Advanced Lighting Technologies,
              Inc., National City Bank, and other financial institutions amending the Credit Agreement dated January 2, 1998 (Form
              10-Q/A Exhibit 10.1) (Replaced, see 10.13)..................              (14)
    10.24     Letter Amendment dated as of December 22, 1998 amending the
              Credit Agreement dated January 2, 1998, among Advanced
              Lighting Technologies, Inc., National City Bank, and other financial institutions (Form 10-Q/A Exhibit 10.3) (Replaced,
              see 10.13)..................................................              (12)
    10.25     Consolidated Amendment No. 2 to Credit Agreement, dated as of February 12, 1999, amending the Credit Agreement dated
              January 2, 1998, among Advanced Lighting Technologies, Inc.,
              National City Bank, and other financial institutions (Form
              8-K Exhibit 10.5) (Replaced, see 10.13).....................              (13)
    10.26     Fee Letter in connection with Consolidated Amendment No. 2 dated February 16, 1999 from Advanced Lighting Technologies,
              Inc. to the Administrative Agent and the Lenders (Form 8-K
              Exhibit 10.6) (Replaced, see 10.13).........................              (13)

                                                                                   SEQUENTIAL PAGE
                                                                                       NUMBER/
EXHIBIT NO.                              TITLE                                INCORPORATED BY REFERENCE
-----------                              -----                                -------------------------
    11        Statement of Computation of Per Share Earnings..............
    12        Statement Regarding Computation of Ratios...................
    16.0      Letter regarding Change in Certifying Accountant............              (15)
    21.0      Subsidiaries of the Registrant as of June 30, 1999..........
    23.1      Consent of Grant Thornton LLP...............................
    23.2      Consent of Ernst & Young LLP................................
    24.1      Powers of Attorney..........................................
    27        Financial Data Schedule.....................................

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

(11) Incorporated by reference to Exhibit of the same number in Company's Annual Report on Form 10-K/ A No. 2 for the Annual Period ended June 30, 1998 filed March 16, 1999.

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

     (d). Financial Statement Schedules

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED LIGHTING TECHNOLOGIES, INC.

                                          By:     /s/ WAYNE R. HELLMAN
                                            ------------------------------------
                                                      Wayne R. Hellman
                                                  Chief Executive Officer

Date: March 1, 2000


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