Form 10-K/A
period 1999-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2000-04-25
CIK 1002125

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                               FORM 10-K/A No. 3
(Mark One)

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

EXPLANATORY NOTE

This Form 10-K/A No. 3 is filed to:

     Update the independent auditor's report on Page F-3.

     This Form 10K/A No. 3 replaces in its entirety the Company's Form 10-K/A No. 2 for the year ended June 30, 1999 filed March 1, 2000.

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND SHAREHOLDERS
ADVANCED LIGHTING TECHNOLOGIES, INC.

     We have audited the accompanying consolidated balance sheet of Advanced Lighting Technologies, Inc. as of June 30, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows, for each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Lighting Technologies, Inc. as of June 30, 1998 and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 1998, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
September 28, 1998, except for the sixth paragraph of Note C, as to which the date is March 15, 1999 and except for the information related to the year ended June 30, 1998 included in Note L, as to which the date is April 24, 2000

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

     (d). Financial Statement Schedules

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED LIGHTING TECHNOLOGIES, INC.

                                          By:     /s/ WAYNE R. HELLMAN
                                            ------------------------------------
                                                      Wayne R. Hellman
                                                  Chief Executive Officer

Date: April 24, 2000


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