Form 10-Q
period 2000-03-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2000-05-08
CIK 1002125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       or

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the transition period from ___________ to_____________

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

Yes   X     No
     ---        ---
There were 20,449,898 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of April 30, 2000.

                                      INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.


                                                                                                 PAGE
                                                                                                 NO.
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                        Condensed Consolidated Balance Sheets --
                           March 31, 2000 and June 30, 1999 ...............................         2

                      Condensed Consolidated Statements of Operations --
                           Three months and nine months
                           ended March 31, 2000 and 1999 ..................................         3

                      Condensed Statement of Consolidated Shareholders' Equity --
                           Nine months ended March 31, 2000................................         4

                      Condensed Consolidated Statements of Cash Flows --
                           Nine months ended March 31, 2000 and 1999.......................         5

                      Notes to Condensed Consolidated Financial Statements.................         6

Item 2.           Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.........................................        16

Item 3.           Quantitative and Qualitative Disclosures about Market Risk...............        32


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings........................................................        33

Item 2.           Changes in Securities and Use of Proceeds................................        33

Item 4.           Submission of Matters to a Vote of Security Holders......................        34

Item 6.           Exhibits and Reports on Form 8-K.........................................        35

SIGNATURES.................................................................................        36

EXHIBIT INDEX..............................................................................        37

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                                     (Unaudited)   (Audited)
                                                                                      MARCH 31,     JUNE 30,
                                                                                        2000          1999
                                                                                     ----------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $   3,744    $   3,830
   Short-term investments                                                                 --            350
   Trade receivables, less allowances of $970 and $1,257                                34,819       25,485
   Receivables from related parties                                                         74           48
   Inventories:
      Finished goods                                                                    25,446       24,275
      Raw materials and work-in-process                                                 21,592       16,501
                                                                                     ---------    ----------
                                                                                        47,038       40,776
   Prepaid expenses                                                                      2,410        2,354
                                                                                     ---------    ----------
Total current assets                                                                    88,085       72,843

Property, plant and equipment:
   Land and buildings                                                                   44,015       42,646
   Production machinery and equipment                                                   61,533       49,226
   Other equipment                                                                       4,796        6,413
   Furniture and fixtures                                                               20,651       20,426
                                                                                     ---------    ----------
                                                                                       130,995      118,711
   Less accumulated depreciation                                                        21,533       16,263
                                                                                     ---------    ----------
                                                                                       109,462      102,448

Receivables from related parties                                                         2,810        5,048
Investments in affiliates                                                               15,150       13,475
Other assets                                                                             6,176        6,586
Intangible assets                                                                       31,998       32,695
Excess of cost over net assets of businesses acquired, net                              52,456       51,411
                                                                                     ---------    ----------
                                                                                     $ 306,137    $ 284,506
                                                                                     =========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt                             $   6,459    $   8,543
   Accounts payable                                                                     20,810       23,310
   Payables to related parties                                                           4,339        1,126
   Employee-related liabilities                                                          3,786        3,781
   Accrued income and other taxes                                                        1,170          904
   Other accrued expenses                                                               11,421       16,905
                                                                                     ---------    ----------
Total current liabilities                                                               47,985       54,569

Long-term debt                                                                         157,770      152,496
Minority interest                                                                          297         --
Preferred stock, $.001 par value, per share; 1,000 shares authorized; 761 Series A convertible redeemable shares issued and outstanding at March 31, 2000
   (redemption value -- $21,356 at March 31, 2000)                                      16,411         --

Common shareholders' equity:
   Common stock, $.001 par value, per share; 80,000 shares authorized; 20,446 shares issued and outstanding as of March 31, 2000 and
       20,278 shares issued and outstanding as of June 30, 1999                             20           20
   Paid-in-capital                                                                     195,995      190,654
   Accumulated other comprehensive income (loss)                                        (1,471)        (949)
   Loan receivable from officer                                                         (9,349)      (9,520)
   Retained earnings (deficit)                                                        (101,521)    (102,764)
                                                                                     ---------    ----------
                                                                                        83,674       77,441
                                                                                     ---------    ----------
                                                                                     $ 306,137    $ 284,506
                                                                                     =========    ==========

See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except per share dollar amounts)

                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   MARCH 31,                 MARCH 31,
                                                              ------------------         -----------------
                                                               2000         1999        2000         1999
                                                           --------     ---------    ---------    ---------
Net sales                                                  $  54,945    $  51,358    $ 171,010    $ 142,349

Costs and expenses:
   Cost of sales                                              32,270       34,281      103,966       96,633
   Marketing and selling                                      10,367       11,276       31,159       32,828
   Research and development                                    3,665        4,195       10,643       13,757
   General and administrative                                  3,669        4,465       11,790       14,308
   Special charges                                              (234)       2,291         (234)      18,564
   Amortization of intangible assets                             706          714        2,053        2,057
                                                              -------      -------     --------     --------
Income (loss) from operations                                  4,502       (5,864)      11,633      (35,798)

Other income (expense):
   Interest expense                                           (3,580)      (3,809)     (10,693)      (9,990)
   Interest income                                               242          310          676          876
   Income (loss) from equity investments                         104           19          189         (442)
                                                              -------      -------     --------     --------
Income (loss) from continuing operations before
   income taxes, minority interest and accounting change       1,268       (9,344)       1,805      (45,354)
Income taxes                                                     210           88          549        3,181
                                                              -------      -------     --------     --------
Income (loss) from continuing operations before
   minority interest and accounting change                     1,058       (9,432)       1,256      (48,535)
Minority interest in income of consolidated subsidiary           (13)        --            (13)        --
Recontinuance of previously discontinued operations             --          1,710         --          1,023
Cumulative effect of accounting change                          --           --           --         (2,443)
                                                              -------      -------     --------     --------
Net income (loss)                                          $   1,045    $  (7,722)   $   1,243    $ (49,955)
                                                              =======      =======     ========     ========

Earnings (loss) per share -- basic:
   Income (loss) from continuing operations                $     .02    $    (.47)   $     .00    $   (2.40)
   Recontinuance of previously discontinued operations          --            .09         --            .05
   Cumulative effect of accounting change                       --           --           --           (.12)
                                                              -------      -------     --------     --------
Earnings (loss) per share -- basic                         $     .02    $    (.38)   $     .00    $   (2.47)
                                                              =======      =======     ========     ========
Earnings (loss) per share -- diluted:
   Income (loss) from continuing operations                $     .02    $    (.47)   $     .00    $   (2.40)
   Recontinuance of previously discontinued operations          --            .09         --            .05
   Cumulative effect of accounting change                       --           --           --           (.12)
                                                              =======      =======     ========     ========
Earnings (loss) per share -- diluted                       $     .02    $    (.38)   $     .00    $   (2.47)
                                                              =======      =======     ========     ========

Weighted average shares outstanding:
    Basic                                                     20,394       20,237       20,343       20,222
                                                              =======      =======     ========     ========
    Diluted                                                   21,693       20,237       21,086       20,222
                                                              =======      =======     ========     ========

See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
      CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)
                        NINE MONTHS ENDED MARCH 31, 2000
                                 (in thousands)

                                                                                         ACCUMULATED     LOAN
                                              COMMON STOCK                COMPREHENSIVE    OTHER      RECEIVABLE  RETAINED
                              PREFERRED       ------------      PAID-IN       INCOME    COMPREHENSIVE    FROM     EARNINGS
                                STOCK     SHARES     PAR VALUE  CAPITAL       (LOSS)    INCOME (LOSS)   OFFICER   (DEFICIT)  TOTAL
                              ---------   ------    ----------  -------   ------------- ------------- ----------  ---------  -----
Balance at July 1, 1999           --      20,278    $      20  $ 190,654         --      $    (949)   $  (9,520) $(102,764) $77,441

Net income                        --        --           --         --      $   1,243         --           --        1,243    1,243

Net proceeds from
  issuance of preferred
  shares and warrant         $  15,203      --           --        5,000         --           --           --         --     20,203

Preferred shares accretion       1,208      --           --       (1,208)        --           --           --         --       --

Interest on loan to officer       --        --           --         --           --           --           (549)      --       (549)

Interest payment received         --        --           --         --           --           --            720       --        720

Issuance of shares in
  connection with the
  purchase of a business          --          40         --          535         --           --           --         --        535

Stock options exercised           --          51         --          517         --           --           --         --        517

Stock issued pursuant to
  employee benefit plan           --          52         --          347         --           --           --         --        347

Stock purchases
  by employees                    --          25         --          150         --           --           --         --        150

Other comprehensive
  income (loss):
  Foreign currency
    translation adjustment                                                       (522)
                                                                            ---------
Other comprehensive
  income (loss)                                                                  (522)        (522)                            (522)
                             ---------    ------    ---------  ---------    ----------    ---------   ---------  ---------  --------
Comprehensive
  income (loss)                                                             $     721
                                                                            =========
BALANCE AT
  MARCH 31, 2000             $  16,411    20,446    $      20  $ 195,995                  $ (1,471)   $  (9,349) $(101,521) $100,085
                             =========    ======    =========  =========                  ==========  ========== ========== ========

See notes to condensed consolidated financial statements.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                    NINE MONTHS ENDED MARCH 31,
                                                                    ---------------------------
                                                                         2000         1999
                                                                         ----         ----
OPERATING ACTIVITIES
   Net income (loss)                                                 $   1,243    $ (49,955)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation                                                    5,461        4,877
         Amortization                                                    2,053        2,057
         Provision for doubtful accounts                                   132          136
         (Income) loss from equity investments                            (189)         442
         Deferred income taxes                                            --          3,505
         Special charges                                                  (234)      26,803
         Cumulative effect of accounting change                           --          2,443
         Changes in operating assets and liabilities:
            Trade receivables                                           (7,858)      (6,668)
            Inventories                                                 (3,753)        (479)
            Prepaids and other assets                                     (308)      (2,050)
            Accounts payable and accrued expenses                       (6,404)       5,031
            Payments related to special charge accruals                 (2,534)      (3,372)
            Other                                                         (267)      (2,494)
                                                                       --------     --------
                            Net cash used in operating activities      (12,658)     (19,724)

INVESTING ACTIVITIES
   Capital expenditures                                                 (4,357)     (20,781)
   Sale of short-term investments                                          350         --
   Purchases of businesses                                              (3,274)      (5,024)
   Investments in affiliates                                              (853)      (3,244)
                                                                       --------     --------
                             Net cash used in investing activities      (8,134)     (29,049)

FINANCING ACTIVITIES
   Proceeds from revolving credit facility                             153,202      172,884
   Payments of revolving credit facility                              (146,145)    (123,872)
   Proceeds from long-term debt                                           --          1,122
   Payments of long-term debt and capital leases                        (7,568)      (2,950)
   Issuance of preferred stock and stock purchase warrant               20,203         --
   Loan to officer                                                        --         (9,000)
   Issuance of common stock                                              1,014          581
                                                                       --------     --------
                       Net cash provided by financing activities        20,706       38,765
                                                                       --------     --------

Decrease in cash and cash equivalents                                      (86)     (10,008)
Cash and cash equivalents, beginning of period                           3,830       22,167
                                                                       --------     --------

                    CASH AND CASH EQUIVALENTS, END OF PERIOD         $   3,744    $  12,159
                                                                       ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                   $  10,937    $  10,758
     Income taxes paid (refunds received), net                              55       (1,676)
     Capitalized interest                                                  290          548

     Detail of acquisitions:
         Assets acquired                                             $  14,274    $   9,688
         Liabilities assumed                                           (10,375)      (4,570)
         Stock issued                                                     (535)         (29)
                                                                       --------     --------
         Cash paid                                                       3,364        5,089
             Less cash acquired                                            (90)         (65)
                                                                       --------     --------
         Net cash paid for acquisition                               $   3,274    $   5,024
                                                                       ========     ========

See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000
                          (Dollar amounts in thousands)

A.       ORGANIZATION

Advanced Lighting Technologies, Inc. (the "Company" or "ADLT") is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, including materials, system components, systems, and production equipment.

B.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, consisting of normal recurring accruals. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A No.3 for the year ended June 30, 1999. Operating results for the three months and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Accounting Change - Cost of Start-Up Activities

During the fourth quarter of fiscal 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," effective July 1, 1998. The first nine months of fiscal 1999 have been restated to reflect the cumulative effect of accounting change.

New Accounting Standard

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                 MARCH 31, 2000
                          (Dollar amounts in thousands)

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

For the three- and nine-months ended March 31, 2000, the Company's comprehensive income was $37 and $721, respectively. For the three- and nine-months ended March 31, 1999, the Company's comprehensive loss was $7,886 and $50,065, respectively.

D.       ADDITIONAL INVESTMENT IN ASIAN LIGHTING RESOURCES, INC.

During the third quarter of fiscal 2000, the Company increased to approximately 90% its ownership in Asian Lighting Resources, Ltd., its lamp manufacturing joint venture in India. The increased investment consisted of $2,993 cash. The excess of the investment over the net tangible assets acquired of $2,081 is being amortized over 25 years. Beginning with the third quarter, the Company began consolidating the results of this subsidiary into its financial statements and deducting the minority interest share in arriving at net income. The Company's investment in the joint venture prior to the third quarter was previously accounted for by the cost method.

E.       TRANSACTIONS WITH UNISON AND FIBERSTARS, INC.

In February 2000, the Company acquired Rohm and Haas Company's interest in Unison, the fiber optic lighting joint venture with Rohm and Haas Company. Simultaneously, Unison transferred a substantial portion of its personal property (including intellectual property) to Fiberstars, Inc., a marketer and distributor of fiber optic lighting products and an equity-method investee of the Company. The transaction included cross-licensing of technology and a commitment by the Company to continue support of fiber optic lighting research and development. The Company paid $3,000, of which $2,300 is represented by a note payable in January 2002, to obtain the remaining interest in Unison. As consideration for the transferred assets to Fiberstars, the Company received four warrants to purchase a total of 1,000,000 shares of Fiberstars, Inc. common stock for nominal consideration. These warrants are exercisable based on stock price and sales of products using Unison technology, but may be converted into at least 445,000 shares of Fiberstars, Inc. common stock at any time.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                 MARCH 31, 2000
                          (Dollar amounts in thousands)

F.       BANK CREDIT FACILITY

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

G.   SENIOR NOTES OFFERING

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                 MARCH 31, 2000
                          (Dollar amounts in thousands)

H.   GENERAL ELECTRIC COMPANY INVESTMENT

In October 1999, General Electric Company ("GE") completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company's newly-created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the "Initial Warrant") to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which is immediately exercisable at $.01 per share. GE has been a holder of 535,887 shares of Company Common Stock since the Company's initial public offering in 1995. The Series A Stock, Common Stock issuable on exercise of the Initial Warrant, and the Common Stock held by GE represent (after giving effect to the shares issued on exercise of the Initial Warrant) approximately 18.8% of the voting power and equity ownership of the Company. The proceeds of the transaction were applied principally to the reduction of short-term liabilities and outstanding amounts under the Company's Bank Credit Facility.

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

The basis for GE's additional rights will be the failure of the Company to maintain a 2.0 to 1.0 ratio of EBITDA to Interest Expense over the applicable measurement periods. Under the terms of the transaction, EBITDA consists of net earnings, plus interest expense, plus depreciation and amortization, plus income taxes, less extraordinary gains and gains from asset sales plus extraordinary losses and losses from asset sales. Interest Expense consists of interest expense (net of interest income) calculated in accordance with generally accepted accounting principles, but excludes amortization of deferred financing costs up to a maximum of $125 in any fiscal quarter. The ratio for the six months ended March 31, 2000, was 2.23 to 1.0 (2.23 to 1.0 for the quarter ended December 31, 1999 and 2.22 to 1.0 for the quarter ended March 31, 2000).

A measuring period for which the Company fails to maintain the required ratio is referred to as an "Occurrence," however, if the Company maintains a 2.0 to 1.0 ratio in the three fiscal quarters immediately prior to the measurement period in which a failure occurs, a "Second Occurrence" or "Third Occurrence," as the case may be, would not be effective. The "First Occurrence" was effective in the measurement period ended December 31, 1999.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                 MARCH 31, 2000
                          (Dollar amounts in thousands)

H.   GENERAL ELECTRIC COMPANY INVESTMENT (CONTINUED)

A Second Occurrence would: (i) give GE the ability to vote the number of shares currently voted by the Chief Executive Officer ("CEO") of the Company, approximately 3.9 million shares, (ii) give GE the option to purchase shares from the CEO and the President of the Company which, together with the shares owned by GE, would represent 25% of the voting power of the Company, and (iii) require the Company to grant GE an additional warrant to purchase shares, at the then current market price, presently approximating 270,405 shares. The ability to vote the shares, purchase shares or obtain the warrant would be dependent upon compliance with antitrust laws. GE is not required to purchase additional shares of the Company. If GE obtains approval and obtains in excess of 35% of the voting power of the Company, the terms of the Indenture relating to the Company's Senior Notes would require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest, and the Company's banks will have the ability to demand payment of the Bank Credit Facility. Upon a Third Occurrence, GE would have the right to vote shares currently voted by the President and be granted a warrant to purchase (at the then current market price) additional shares of Common Stock sufficient in number to give GE 50% plus one vote of the voting power of the Company.

I.  RELATED PARTY TRANSACTION

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

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. The principal on the loan was due on October 6, 1999. On January 25, 2000, the Board agreed that the CEO would not be required to repay the loan until October 6, 2000. However, after recent discussions between the Board and the CEO, the Board has encouraged the CEO, if market conditions permit, to refinance the CEO's existing margin loan to effect earlier repayment of all or a portion of the loan. The directors have informed the CEO that the Company may require immediate payment of the loan if the Company requires the payment to prevent an unacceptable strain on cash resources.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                 MARCH 31, 2000
                          (Dollar amounts in thousands)

J.  SPECIAL CHARGES AND TERMINATED EQUIPMENT CONTRACTS

At March 31, 2000, the Company had a special charges accrual principally related to the execution of the Company's fiscal 1999 plans related to its shift in strategic direction intended to accelerate and intensify the Company's focus on its metal halide products. The fiscal 1999 special charges related to: limiting Pacific Rim expansion; changing global lamp manufacturing strategy; restructuring marketing operations in North America and Europe; accelerating an exit from noncore product lines; reducing excess overhead including staffing reductions; consolidating an equipment manufacturing operation into the Company's Solon, Ohio facility and significantly reducing the size of the operation; and reducing capital expenditures. All actions required by the plans were substantially completed by March 31, 2000.

Details of the activity in the remaining accrual related to the fiscal 1999 special charges for the nine months ended March 31, 2000 are summarized as follows:

                                                                      RECLASSIFICATIONS
                                                      BALANCE AS OF   AND (CREDITS) TO      CHARGES        BALANCE AS OF
         DESCRIPTION                   CASH/NONCASH   JUNE 30, 1999     OPERATIONS          UTILIZED       MARCH 31, 2000
         -----------                   ------------   -------------     ----------          --------       --------------
Lease/contract cancelations            Cash/Noncash      $3,689            $ (505)            $2,389            $  795
Staffing reductions                    Cash/Noncash         681               (47)               500               134
Program cancelation                    Cash                 128                                  107                21
Terminate management benefit program   Cash/Noncash          86                                   86              --
Shut-down costs of facilities          Cash                  78                10                 88              --
Asset write-downs                      Cash/Noncash          49               308                357              --
Other                                  Cash                 143              --                   94                49
                                                         ------            -------            ------            ------
                                                         $4,854            $ (234)            $3,621            $  999
                                                         ======            =======            ======            ======

The special charges for fiscal 1999 included costs related to the actions described above and also included $3,527 related to the wind-down of portable fixture manufacturing operations, which are described in Note I "Discontinued Operations Subsequently Retained." Total special charges for the nine-months ended March 31, 1999 of $19,372 are classified in the consolidated statement of operations as cost of sales ($808) and special charges ($18,564).

At March 31, 2000, all actions required by the plans were substantially completed and the Company expects future cash outlays of approximately $999 to be paid by December 31, 2000. During the third quarter of fiscal 2000, the Company revised certain estimates related to its plans and reversed $234 of previously recorded special charges which were no longer deemed necessary. The reversal results from the settlement of a lease cancelation for less than the estimated amount and a revised estimate for severance and related costs.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                 MARCH 31, 2000
                          (Dollar amounts in thousands)

J.  SPECIAL CHARGES AND TERMINATED EQUIPMENT CONTRACTS (CONTINUED)

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

K.  DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

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

In retaining the Microsun business, the Company concentrates on assembling fixtures produced by subcontractors, thereby eliminating the need for the machinery, equipment and facilities that were used in the previous operation. The assembly process is performed at existing ADLT businesses utilizing existing facilities and operations. The Company utilizes the customer service systems and personnel of an existing ADLT business, as well as the Internet, to receive, process and fill orders. Therefore, the Microsun business has been retained but without the use of the manufacturing processes or assets used in the previous operations.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                 MARCH 31, 2000
                          (Dollar amounts in thousands)

K.       DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED (CONTINUED)

In accordance with the accounting requirements for recontinuance, the accompanying financial statements have been reclassified to present Microsun within continuing operations. The net amount charged to the income statement consisted of the following:


                                                          Periods Ended March 31, 1999
                                                          ----------------------------
                                                          Three Months     Nine Months
                                                          ------------     -----------
Reclassification of discontinued
    operations to continuing operations                   $    1,710       $   7,189
Discontinued operations provision                                -            (6,166)
                                                          ----------       ---------
Recontinuance of previously discontinued operations       $    1,710       $   1,023
                                                          ==========       =========

The $1,710 reclassified to continuing operations for the three months ended March 31, 1999 consisted of a loss from operations of $1,164; write-downs of fixed assets to net realizable value of $240 in connection with the decision in November 1998 to wind-down the Microsun business; and costs related to severance and lease/contract cancelations of $306. These costs and write-downs are classified in special charges. The $7,189 reclassified to continuing operations for the nine months ended March 31, 1999, consisted of a loss from operations of $3,662; write-downs to net realizable value of $3,084 in connection with the decision to wind-down the Microsun business related to fixed assets ($1,689) and other assets ($1,395); and costs related to severance and lease/contract cancelations of $443.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                 MARCH 31, 2000
                          (Dollar amounts in thousands)

L.       EARNINGS PER SHARE

The following table summarizes the basic and diluted per share computations for income (loss) from continuing operations and net income (loss) for the three and nine month periods ended March 31, 2000 and 1999:


                                                                                Three Months Ended       Nine Months Ended
                                                                                    March 31,                March 31,
                                                                                ------------------       -----------------
                                                                                   2000       1999        2000        1999
                                                                                ------------------       -----------------
Income (loss) from continuing operations
   before minority interest and accounting change                               $  1,058    $ (9,432)   $  1,256    $(48,535)
Less:  Minority interest in income of consolidated subsidiary                        (13)       --           (13)       --
           Preferred shares accretion                                               (605)       --        (1,208)       --
                                                                                ---------   ---------   ---------   ---------
Income (loss) from continuing operations before
   accounting change attributable to common shareholders                        $    440    $ (9,432)   $     35    $(48,535)
                                                                                =========   =========   =========   =========
Net income (loss)                                                               $  1,045    $ (7,722)   $  1,243    $(49,955)
Less:  Preferred shares accretion                                                   (605)       --        (1,208)       --
                                                                                ---------   ---------   ---------   ---------
Net income (loss) attributable to common shareholders                           $    440    $ (7,722)   $     35    $(49,955)
                                                                                =========   =========   =========   =========
Weighted average shares -- Basic:
   Outstanding  at beginning of period                                            20,369      20,230      20,278      20,190
   Issued in acquisitions                                                           --          --            26           1
   Issued for exercise of stock options                                               15        --             5          17
   Issued pursuant to employee stock purchase plan                                     3           4          12          13
   Issued pursuant to 401(k) plan                                                      7           3          22           1
                                                                                ---------   ---------   ---------   ---------
      Weighted average shares -- Basic                                            20,394      20,237      20,343      20,222
                                                                                =========   =========   =========   =========
Weighted average shares -- Diluted:
   Basic from above                                                               20,394      20,237      20,343      20,222
   Effect of warrant issued                                                        1,000        --           647        --
   Effect of stock options                                                           299        --            96        --
                                                                                ---------   ---------   ---------   ---------
      Weighted average shares -- Diluted                                          21,693      20,237      21,086      20,222
                                                                                =========   =========   =========   =========
Earnings (loss) per share attributed to common shareholders -- Basic Income
   (loss) from continuing operations
       attributable to common shareholders                                      $    .02    $   (.47)   $    .00    $  (2.40)
   Recontinuance of previously discontinued operations                              --           .09        --           .05
   Cumulative effect of accounting change                                           --          --          --          (.12)
                                                                                ---------   ---------   ---------   ---------
   Net income (loss) attributable to common shareholders -- basic               $    .02    $   (.38)   $    .00    $  (2.47)
                                                                                =========   =========   =========   =========
Earnings (loss) per share attributed to common shareholders -- Diluted Income
   (loss) from continuing operations
       attributable to common shareholders                                      $    .02    $   (.47)   $    .00    $  (2.40)
   Recontinuance of previously discontinued operations                              --           .09        --           .05
   Cumulative effect of accounting change                                           --          --          --          (.12)
                                                                                ---------   ---------   ---------   ---------
   Net income (loss) attributable to common shareholders -- diluted             $    .02    $   (.38)   $    .00    $  (2.47)
                                                                                =========   =========   =========   =========

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                 MARCH 31, 2000
                          (Dollar amounts in thousands)

M.  CONTINGENCY

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

The Company and the CEO believe that these claims lack merit and on November 15, 1999, the Company and CEO filed a Motion to Dismiss the Complaint. Oral argument on the Motion to Dismiss was held on April 6, 2000 and the Court has not issued a ruling. The Company and the CEO intend to continue to vigorously defend against these actions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollar amounts in thousands)

This report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties, including the timely development and market acceptance of new products, the timely and successful implementation of cost reduction and cash flow initiatives, the impact of the initiatives on relationships with customers, suppliers and employees, the ability to provide adequate incentives to retain and attract key employees, the integration of acquired operations, the impact of competitive products and pricing, and other risks which are detailed in the Company's Form 10-K/A No.3 for the fiscal year ended June 30, 1999, in particular, see "Risk Factors." For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

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

RECENT DEVELOPMENTS

GENERAL ELECTRIC COMPANY INVESTMENT

On October 6, 1999, General Electric Company ("GE") completed an investment in the Company of $20,554. The Company's Form 10-Q for the quarter ended December 31, 1999, contains a detailed description of the transaction. The terms of the transaction are outlined in Note H to the condensed consolidated financial statements included in this Form 10-Q. At the Company's annual meeting held February 17, 2000, the Company's shareholders gave all shareholder approvals necessary to permit GE to exercise its rights under the terms of the GE investment.

TRANSACTIONS WITH UNISON AND FIBERSTARS, INC.

In February 2000, the Company acquired Rohm and Haas Company's interest in Unison, the fiber optic lighting joint venture with Rohm and Haas Company. Simultaneously, Unison transferred a substantial portion of its personal property (including intellectual property) to Fiberstars, Inc., a marketer and distributor of fiber optic lighting products and an equity-method investee of the Company. The transaction included cross-licensing of technology and a commitment by the Company to continue support of fiber optic lighting research and development. The Company paid $3,000, of which $2,300 is represented by a note payable in January 2002, to obtain the remaining interest in Unison. As consideration for the transferred assets to Fiberstars, the Company received four warrants to purchase a total of 1,000,000 shares of Fiberstars, Inc. common stock for nominal consideration. These warrants are exercisable based on stock price and sales of products using Unison technology, but may be converted into at least 445,000 shares of Fiberstars, Inc. common stock at any time.

EXPANSION OF OPERATIONS IN INDIA

Effective January 2000, the Company obtained controlling, majority interest in its lamp manufacturing joint venture in India. By acquiring its joint venture partners' investment interests, the Company effectively increased its combined ownership to approximately 90%. In conjunction with this increased investment, the Company transferred new metal halide lamp-making equipment, available as a result of the fiscal 1999 termination of joint venture equipment contracts, and is expanding its facility in Chennai (Madras), India.

The Indian joint venture was created in March 1998 and began operations in January 1999. The Tamilnadu Industrial Development Corporation Limited (TIDCO, a governmental enterprise) in Chennai will remain as the Company's minority-interest partner.

The Chennai factory offers a beneficial cost structure while meeting the Company's product quality standards. The Company believes that in the fourth quarter of fiscal 2000, the Chennai operation should be producing at an annual rate of approximately one million metal halide units. By the end of the calendar year 2000, the Company projects an annual production rate of over 1.4 million units, or approximately $18,000 worth of potential product sales. The products produced in the Indian facility will be used around the world and will consist of both the Company's new Uni-Form(R) pulse start products as well as more-mature metal halide lamp types.

TELECOMMUNICATIONS BUSINESS UNIT

In February 2000, the Company announced the creation of its Fiber Optic Telecommunications Business Unit, which develops and manufactures passive optical telecommunications devices and components based on its optical coating technology. The telecommunications operations are located in Santa Rosa, California, at the Deposition Sciences Incorporated (DSI) business campus. The Telecommunications Unit exploits the proprietary coating equipment, advanced thin film technologies, and measurement capabilities developed by DSI over the last fourteen years for a wide variety of demanding products in both military and commercial applications.

A portion of the in-process research and development which was acquired when the Company acquired DSI was for research and development projects directed at telecommunications applications (the "Fiber Optics Project"). These projects involved the development of processes for the application of optical coatings to products for telecommunications applications. At the time of the acquisition the future importance of these technologies and optical products to telecommunica-tions infrastructure was not clear. (For more information, see "- Update on In-Process Research and Development.")

The Fiber Optics Project was directed at development of (i) optical coatings that reduce insertion losses in fiber optic communications systems, including wavelength division multiplexing (WDM) and dense wavelength division multiplexing (DWDM) systems; (ii) collimating micro-optics for use in WDM and DWDM systems; (iii) filter elements for use in WDM systems; (iv) secondary filter elements for use in DWDM systems; (v) narrow bandpass filter elements for use in the multiplex/demultiplex function of DWDM systems. WDM and DWDM are technologies that allow multiple wavelengths of light to be simultaneously transmitted through a single fiber optic cable. The first four projects have resulted in commercial products, and sales of these products reached $940 in the first nine months of fiscal 2000, approximately 33% more than the $707 in sales for the comparable period of the preceding year. Although the Company has not yet completed development of its technology for production of narrow bandpass filter elements, the Company believes that it will develop commercial narrow bandpass filter products which take advantage of the Company's patented MicroDyn(R) sputtering technology.

While the Company does apply optical coatings to elements supplied by its customers, an increasing portion of its business is the supply of entire assemblies and components. The Company expects that this trend to forward integration will continue and accelerate. The Company has existing manufacturing capacity to support sales of up to $10,000 per year of existing products. If narrow bandpass DWDM filter elements are successfully developed, following additional capital investments, the Company anticipates achieving additional manufacturing capability and revenue for these products. The Company believes that it can increase its production capacity for its telecommunications products beyond existing levels with additional capital expenditures, on which this growing business depends.

DSI believes that the current demand exceeds supply for these thin film coating products for the telecommunications industry. The principal competitors for the Company's products are certain large OEMs, such as JDS Uniphase Corporation, Corning Incorporated, Nortel Networks Corporation, and Lucent Technologies, Inc., which have significant internal capability to manufacture thin film filter products, and a variety of smaller companies which specialize in optical coatings, such as Precision Optics Corp., Inc., Barr Associates, Inc., Iridian Spectral Technologies, Ltd., Thin Film Technologies, Inc., and Evaporated Coatings, Inc. The Company also believes that these large OEMs also represent substantial opportunities for sales of its products.

The Company believes that the competitive environment for its products is based primarily on technical performance, delivery and service, rather than price. The Company believes that DSI's fourteen year history of high volume, efficient production of high quality optical components provides it with significant advantages in this regard. Furthermore, the Company believes that its core competencies in optical coating and coating equipment development and manufacture, its experienced workforce and its ability to develop telecommunications solutions, backed by the required measurement technology, will permit it to continue to compete successfully in this product area.

The Company recognizes that the successful, full-scale development of its telecommunications business unit requires a level of focus and resources that the Company may not be able to provide while this unit resides within a subsidiary of the Company. In pursuit of maximizing shareholder value, the Company is exploring several strategic alternatives that would enable the telecommunications business unit to pursue an aggressive, focused strategy with sufficient assets and cash to compete in this market.

No final decisions have been made about the future courses of action to be pursued. However, the Company is actively pursuing the engagement of one or more investment banking firms to assist in identifying and implementing the best strategic alternative for the telecommunications unit.

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

In April 2000, the Company announced the formation of its Microsun e-commerce business unit and the expansion of the Microsun.com web site to include nonportable products that utilize Microsun technology. The Company plans to offer a larger range of metal halide products for residential purposes.

In retaining the Microsun business, the Company concentrates on assembling fixtures produced by subcontractors, thereby eliminating the need for the machinery, equipment and facilities that were used in the previous operation. The assembly process is performed at existing ADLT businesses utilizing existing facilities and operations. The Company utilizes the customer service systems and personnel of an existing ADLT business, as well as the Internet , to receive, process and fill orders. Therefore, the Microsun business has been retained but without the use of the manufacturing processes or assets used in the previous operations.

In accordance with the accounting requirements for recontinuance, the accompanying financial statements have been reclassified to present Microsun within continuing operations. The net amount charged to the income statement consisted of the following:

                                                          Periods Ended March 31, 1999
                                                          ----------------------------
                                                           Three months  Nine months
                                                           ------------  -----------
Reclassification of discontinued
    operations to continuing operations                       $ 1,710     $ 7,189
Discontinued operations provision                                --        (6,166)
                                                              -------     -------
Recontinuance of previously discontinued operations           $ 1,710     $ 1,023
                                                              =======     =======

The $1,710 reclassified to continuing operations for the three months ended March 31, 1999 consisted of a loss from operations of $1,164; write-downs of fixed assets to net realizable value of $240 in connection with the decision in November 1998 to wind-down the Microsun business; and costs related to severance and lease/contract cancelations of $306. These costs and write-downs are classified in special charges. The $7,189 reclassified to continuing operations for the nine months ended March 31, 1999, consisted of a loss from operations of $3,662; write-downs to net realizable value of $3,084 in connection with the decision to wind-down the Microsun business related to fixed assets ($1,689) and other assets ($1,395); and costs related to severance and lease/contract cancelations of $443.

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

The MicroDyn/Automation Project is intended to improve the coating process of optical thin-films to both rigid and flexible surfaces so that the process can be used in a wider array of applications. The Plastics (Acrylic) Coating Project is designed to produce a method for applying thin-film coatings to plastics or other similar materials that cannot withstand the heat and pressure generated during the standard coating process. The goal of the Deposition Material Development Project is to develop new thin-film materials that can be used in coatings and to improve existing coating materials. The Lighting Projects are intended to develop improvements to existing lighting technologies by using coatings to improve efficiency and increase the longevity of lamp life; including ultra-violet blockers, color enhancement/correction and lumen maintenance. The Fiber Optic Project is intended to improve telecommunications by providing optical thin-film coatings that are used in conjunction with optical fibers to increase the transmission capacity of the fiber. Two segments of the Fiber Optic Project, directed at the development of filters to reduce insertion loss in fiber optic communication systems and filters for wavelength division multiplexing (WDM), have reached commercial feasibility. The third segment of the project related to the development of filters for dense wavelength division multiplexing (DWDM) has not achieved technical and commercial feasibility as of March 31, 2000.

Remaining development efforts for these projects are highly complex and include the development and advancement of the necessary physics and chemistry, various stages of academic and computer simulation, prototype design and testing, refinement, initial small-scale deployment, further refinement and eventually full-scale market introduction. As such, the projects are generally considered to have effective lives of three-to-five years during which time the science, technology, and processes are researched, designed, developed, and tested.

Certain projects within the in-process research and development programs, if successful, will not be fully complete for two to three years after attaining technical feasibility. Annual Company expenditures to complete these projects included $800 in fiscal 1998, $1,800 in fiscal 1999, and are estimated at $2,100 and $2,200 in fiscal 2000 and fiscal 2001, respectively. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, even if successfully completed, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. In addition to usage of DSI's internal cash flows, the Company will likely provide a substantial amount of funding to complete the DSI programs.

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

At March 31, 2000, significant progress had been achieved on each of the primary in-process research and development efforts that were underway at DSI as of the acquisition date. In general, the Company believes that DSI's research and development efforts are on track with management's plans at the time the transaction occurred. DSI is continuing to invest heavily in the development of new technologies and projects that were underway at the consummation of the transaction. Through March 31, 2000, no significant adjustments have been made in the economic assumptions or expectations which underlie the Company's acquisition decision and related purchase accounting. All of the cited in-process research and development projects are active, and DSI is advancing the science and technology at a rate consistent with both DSI and Company expectations. At March 31, 2000, incompleted programs ranged from 63 to 71 percent complete and the Company estimates the costs to complete these projects to be approximately $2,700.

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's condensed consolidated statements of operations for the indicated periods:


                                                          Three Months Ended  Nine Months Ended
                                                          ------------------  -----------------
                                                               March 31,         March 31,
                                                               ---------         ---------
                                                             2000     1999     2000     1999
                                                             ----     ----     ----     ----

Net sales                                                     100%     100%     100%     100%

Costs and expenses:
   Cost of sales                                             58.7     66.7     60.8     67.9
   Marketing and selling                                     18.8     21.9     18.2     23.1
   Research and development                                   6.7      8.2      6.2      9.7
   General and administrative                                 6.7      8.7      6.9     10.1
   Special charges                                           (0.4)     4.5     (0.1)    13.0
   Amortization of intangible assets                          1.3      1.4      1.2      1.4
                                                             ------  ------    -----   -------
Income (loss) from operations                                 8.2    (11.4)     6.8    (25.2)

Other income (expense):
   Interest expense                                          (6.5)    (7.4)    (6.3)    (7.0)
   Interest income                                            0.4      0.6      0.4      0.6
   Income (loss) from equity investments                      0.2      0.0      0.1     (0.3)
                                                             ------  ------    -----   -------

Income (loss) from continuing operations before
   income taxes, minority interest and accounting change      2.3    (18.2)     1.0    (31.9)
Income taxes                                                  0.4      0.2      0.3      2.2
                                                             ------  ------    -----   -------

Income (loss) from continuing operations before
   minority interest and accounting change                    1.9    (18.4)     0.7    (34.1)
Minority interest in income of consolidated subsidiary        0.0     --        0.0     --
Recontinuance of previously discontinued operations            --      3.4     --        0.7
Cumulative effect of accounting change                         --     --       --       (1.7)
                                                             ------  ------    -----   -------
Net income (loss)                                             1.9%   (15.0%)    0.7%   (35.1%)
                                                             ======  ======    =====   =======


Factors which have affected the results of operations for the third quarter and first nine months of fiscal 2000 as compared to the third quarter and first nine months of fiscal 1999 are discussed below.

OVERVIEW OF THE RESULTS OF OPERATIONS - THIRD QUARTER FISCAL 2000 COMPARED TO THIRD QUARTER FISCAL 1999

The Company's operations for the third quarter of fiscal 2000 resulted in income from continuing operations of $1,058 compared to a loss from continuing operations of $9,432 for the third quarter of fiscal 1999.

During the third quarter of fiscal 1999, the Company recorded special charges of $1,745 related to significant changes in its operations, which were intended to accelerate and intensify the Company's focus on its metal halide products. The special charges principally related to the execution of the Company's shift in strategic direction and included: limiting Pacific Rim expansion; changing global lamp manufacturing strategy; restructuring marketing operations in North America and Europe;

accelerating an exit from noncore product lines; reducing excess overhead including staffing reductions; consolidating an equipment manufacturing operation into the Company's Solon, Ohio facility and significantly reducing the size of its operation; and, reducing capital expenditures. In addition, the Company incurred special charges of $546 related to the wind-down of portable fixture manufacturing operations, which are described in the section "Discontinued Operations Subsequently Retained."

During the third quarter of fiscal 2000, the Company revised certain estimates related to its plans and reversed $234 of previously recorded special charges which were no longer deemed necessary. The reversal results from the settlement of a lease cancelation for less than the estimated amount and a revised estimate for severance and related costs.

QUARTER ENDED MARCH 31, 2000 COMPARED WITH QUARTER ENDED MARCH 31, 1999

Net sales. Net sales increased 7.0% to $54,945 in the third quarter of fiscal 2000 from $51,358 in the third quarter of fiscal 1999. Commercial and industrial sales increased 9% to $54,454 in the third quarter of fiscal 2000 as compared to $50,022 in the third quarter of fiscal 1999. Sales of Microsun residential product decreased to $491 in the third quarter of fiscal 2000 from $1,336 in the third quarter of fiscal 1999 due to the decision to wind-down the portable residential fixture manufacturing operations in the second quarter of fiscal 1999. The relatively high level of Microsun sales in the third quarter of fiscal 1999 was a result of advertisements in major metropolitan newspapers, which were discontinued in the second quarter of fiscal 1999, but which generated a high level of sales in the third quarter of fiscal 1999.

Fiscal 2000 third quarter commercial and industrial sales (which exclude the residential amounts discussed above) reflect continued growth in the sales of the Company's core U.S. metal halide operations, in non-metal halide products, and in overseas sales. The Company's commercial and industrial metal halide sales increased 7% (8% increase in the United States) from the year ago period. The Company's core metal halide materials business, a key indicator of industry trends, was up 20% from fiscal 1999. Geographically, these sales of materials were down 12% in the U.S. and grew 67% outside the U.S. The Company believes materials sales will continue to show strong growth.

Commercial and industrial sales outside the U.S. increased 12%. The Company attributes the increase in international sales primarily to increased sales of its materials and optical coatings, especially in the Pacific Rim. Sales of non-metal halide products grew 15%.

Sales increases were driven by increased volume in the Company's materials, components and systems. Pricing in the metal halide lighting business is competitive, and prices for the Company's products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company's product pricing.

The Company expects to see continued strong sales performance throughout fiscal 2000. It also believes that its expanded relationship with GE Lighting, along with its own e-commerce initiatives, could add a significant amount of revenues. However, the Company expects to reduce and manage its operating expense ratios with the goal of generating profits irrespective of its revenue growth. The Company returned to profitability in the second quarter of fiscal 2000 and believes its prospects for continued profitability are good.

Cost of Sales. Cost of sales decreased 5.9% to $32,270 in the third quarter of fiscal 2000 from $34,281 in the third quarter of fiscal 1999. As a percentage of net sales, cost of sales decreased to 58.7% from 66.7%. The Company's restructuring efforts in fiscal 1999 resulted in a significant disruption of the ongoing business of the Company and, as a result, a significant increase in its costs of sales. The biggest single area of increased costs occurred as a result of the consolidation of the lamp and equipment operations. Three manufacturing sites were consolidated into one, which together with employee terminations, resulted in severe workforce disruption. Simultaneously, the Company attempted to accelerate production of new products such as Uni-Form(R) pulse start and began the implementation of new information systems. Largely as a result of these initiatives, the Company incurred significantly higher costs related to quality, rework and productivity issues. Additionally, the Company has continued to reduce its manufacturing costs through cost-cutting and productivity gains, especially in its lighting components and systems operations. The reduction in lighting component costs is due in part to the sourcing of product from the Company's manufacturing plant in Chennai (Madras), India.

Marketing and Selling Expenses. Marketing and selling expenses decreased 8.1% to $10,367 in the third quarter of fiscal 2000 from $11,276 in the third quarter of fiscal 1999. The reduction in marketing and selling expenses is primarily due to the Company's efforts to better manage its marketing expenses including salaries and benefits and travel costs. As a percentage of net sales, marketing and selling expenses decreased to 18.9% in the third quarter of fiscal 2000 from 21.9% in the third quarter of fiscal 1999.

Research and Development Expenses. Research and development expenses decreased 12.6% to $3,665 in the third quarter of fiscal 2000 from $4,195 in the third quarter of fiscal 1999. Research and development expenses are incurred related to: (i) expansion of the new line of Uni-Form (R) pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems;
(iii) development of new materials for the world's major lighting manufacturers; and, (iv) research and development efforts aimed at improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. The decrease in research and development was primarily a result of a reduction in spending related to the development of Uni-Form(R) pulse start lamps and the Company's efforts to control the level of its research and development spending. As a percentage of net sales, research and development expenses decreased to 6.7% in the third quarter of fiscal 2000 from 8.2% in the third quarter of fiscal 1999.

General and Administrative Expenses. General and administrative expenses decreased 17.8% to $3,669 in the third quarter of fiscal 2000 from $4,465 in the third quarter of fiscal 1999. The decrease reflects the Company's efforts to control general and administrative costs and was primarily related to reductions in salaries and benefits, professional services and travel costs. As a percentage of net sales, general and administrative expenses decreased to 6.7% in the third quarter of fiscal 2000 from 8.7% in the third quarter of fiscal 1999.

Special Charges.  See discussion of special charges above.

Amortization of Intangible Assets. Amortization expense remained relatively constant at $706 in the third quarter of fiscal 2000 compared to $714 in the third quarter of fiscal 1999. Amortization expense relates primarily to the amortization of goodwill and other intangible assets related to the January 1998 acquisitions of Ruud Lighting, Inc. and Deposition Sciences, Inc.

Income (Loss) from Operations. As a result of the items noted above, income from operations in the third quarter of fiscal 2000 was $4,502 as compared to a loss from operations in the third quarter of fiscal 1999 of $5,864. Income from operations represented 8.2% of sales in fiscal 2000.

Interest Expense. Interest expense decreased to $3,580 in the third quarter of fiscal 2000 from $3,809 in the third quarter of fiscal 1999. This decrease resulted primarily from the lower average debt outstanding during the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999, resulting from the bank loan repayments made possible by the receipt of the GE investment proceeds.

Interest Income. Interest income decreased to $242 in the third quarter of fiscal 2000 from $310 in the third quarter of fiscal 1999. This decrease is attributable to lower average cash equivalents and short-term investments in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999.

Income (Loss) from Equity Investments. The income from equity investments represents earnings from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products.

Income (Loss) from Continuing Operations before Income Taxes. The Company had income from continuing operations before income taxes of $1,268 during the third quarter of fiscal 2000 as compared to a loss from continuing operations before income taxes of $9,344 during the third quarter of fiscal 1999.

Income Taxes. Income tax expense was $210 for the third quarter of fiscal 2000 as compared to $88 in the third quarter of fiscal 1999. The income tax expense in the third quarter of fiscal 2000 relates primarily to certain of the Company's foreign operations.

Recontinuance of Previously Discontinued Operations. See "Discontinued Operations Subsequently Retained" above.

OVERVIEW OF THE RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

The Company's operations for the first nine months of fiscal 2000 resulted in income from continuing operations of $1,256 compared to a loss from continuing operations of $48,535 for the first nine months of fiscal 1999.

During the second and third quarters of fiscal 1999, the Company recorded special charges of $15,845 related to significant changes in its operations, which were intended to accelerate and intensify the Company's focus on its metal halide products. The special charges principally related to the execution of the Company's shift in strategic direction and included: limiting Pacific Rim expansion; changing global lamp manufacturing strategy; restructuring marketing operations in North America and Europe; accelerating an exit from noncore product lines; reducing excess overhead including staffing reductions; consolidating an equipment manufacturing operation into the Company's Solon, Ohio facility and significantly reducing the size of its operation; and, reducing capital expenditures. In addition, the Company incurred special charges of $3,527 related to the wind-down of portable fixture manufacturing operations, which are described in the section "Discontinued Operations Subsequently Retained." The special charges for the second and third quarters of fiscal 1999 of $19,372 are classified in the consolidated statement of operations as cost of sales ($808) and special charges ($18,564).

NINE MONTHS ENDED MARCH 31, 2000 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1999

Net sales. Net sales increased 20.1% to $171,010 in the first nine months of fiscal 2000 from $142,349 in the first nine months of fiscal 1999. Commercial and industrial sales increased 13% to $169,551 in the first nine months of fiscal 2000 as compared to $150,374 in the first nine months of fiscal 1999. Sales of Microsun residential product decreased to $1,459 in the first nine months of fiscal 2000 from $4,025 in the first nine months of fiscal 1999 due to the decision to wind-down the portable residential fixture manufacturing operations in the second quarter of fiscal 1999. The relatively high level of Microsun sales in the first nine months of fiscal 1999 was a result of advertisements in major metropolitan newspapers, which were discontinued in the second quarter of fiscal 1999, but which generated a high level of sales in the first nine months of fiscal 1999. No lamp equipment sales were recorded in the first nine months of fiscal 2000 due to the cessation of these sales in the second quarter of fiscal 1999. The first nine months of fiscal 1999 includes the reversal of $14,961 in lamp equipment sales due to the termination of equipment contracts noted above, offset by $2,911 of lamp equipment sales.

Fiscal 2000 nine months' commercial and industrial sales (which exclude the residential and lamp equipment amounts discussed above) reflect continued growth in the sales of the Company's core U.S. metal halide operations, in non-metal halide products, and in overseas sales. The Company's commercial and industrial metal halide sales increased 11% (11% increase in the United States) from the year ago period. The Company's core metal halide materials business, a key indicator of industry trends, was up 36% from fiscal 1999. Geographically, these sales of materials were up 13% in the U.S. and grew 73% outside the U.S. The Company believes materials sales should continue to show strong growth.

Commercial and industrial sales outside the U.S. increased 18%. The Company attributes the increase in international sales to increased sales of its materials and optical coatings, especially in the Pacific Rim. Sales of non-metal halide products grew 18%.

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

Cost of Sales. Cost of sales increased 7.6% to $103,966 in the first nine months of fiscal 2000 from $96,633 in the first nine months of fiscal 1999. As a percentage of net sales, cost of sales decreased to 60.8% in the first nine months of fiscal 2000 from 67.9% in the first nine months of fiscal 1999. The Company's restructuring efforts in fiscal 1999 resulted in a significant disruption of the ongoing business of the Company and, as a result, a significant increase in its costs and expenses. The biggest single area of increased costs occurred as a result of the consolidation of the lamp and equipment operations. Three manufacturing sites were consolidated into one, which together with employee terminations, resulted in severe workforce disruption. Simultaneously, the Company attempted to accelerate production of new products such as Uni-Form(R) pulse start and began the implementation of extensive, new information systems. Largely as a result of these initiatives, the Company incurred significantly higher costs related to quality, rework and productivity issues. Additionally, the Company has continued to reduce its manufacturing costs through cost-cutting and productivity gains, especially in its lighting systems operations.

Cost of sales in the first nine months of fiscal 1999 include a credit of $6,413 related to the termination of equipment contracts and $808 of inventory write-downs related to the exit of nonfocus product lines. Excluding these items, cost of sales increased 1.7% to $103,966 in the first nine months of fiscal 2000 from $102,238 in the first nine months of fiscal 1999. The abnormally high level of cost of sales in fiscal 1999 was primarily a result of the production problems noted above in the second and third quarters of fiscal 1999 as compared to a more normalized cost of sales amount in the same periods of fiscal 2000. As a percentage of net sales, excluding the effect of the terminated equipment contracts and inventory write-downs, cost of sales decreased to 60.8% in the first nine months of fiscal 2000 from 65.0% in the first nine months of fiscal 1999.

Marketing and Selling Expenses. Marketing and selling expenses decreased 5.1% to $31,159 in the first nine months of fiscal 2000 from $32,828 in the first nine months of fiscal 1999. As a percentage of net sales, marketing and selling expenses decreased to 18.2% in the first nine months of fiscal 2000 from 23.1% in the first nine months of fiscal 1999. This decrease is primarily due to the manner in which the Company is selling its residential portable lighting fixtures. In the first six months of fiscal 1999, the Company was utilizing newspaper ads in major metropolitan newspapers and catalogues to sell these fixtures. As described in the section "Discontinued Operations Subsequently Retained," the Company is now utilizing the customer service systems and personnel of an existing ADLT business, as well as the Internet, to receive, process and fill orders, which has resulted in a reduction in marketing and selling expenses. The reduction in marketing and selling expenses, as a percent of sales, is also a result of the Company's efforts to better manage its expenditures including salaries and benefits and travel costs. As a percentage of net sales, excluding the effect of the terminated equipment contracts in fiscal 1999, marketing and selling expenses decreased to 18.2% in the first nine months of fiscal 2000 from 20.9% in the first nine months of fiscal 1999.

Research and Development Expenses. Research and development expenses decreased 22.6% to $10,643 in the first nine months of fiscal 2000 from $13,757 in the first nine months of fiscal 1999. Research and development expenses are incurred related to: (i) expansion of the new line of Uni-Form(R) pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems;
(iii) development of new materials for the world's major lighting manufacturers; and, (iv) research and development efforts aimed at improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. The decrease in research and development was primarily a result of a reduction in spending related to the development of Uni-Form(R) pulse start lamps and the Company's efforts to control the level of its research and development spending. As a percentage of net sales, excluding the effect of the terminated equipment contracts in fiscal 1999, research and development expenses decreased to 6.2% in the first nine of fiscal 2000 from 8.7% in the first nine months of fiscal 1999.

General and Administrative Expenses. General and administrative expenses decreased 17.6% to $11,790 in the first nine months of fiscal 2000 from $14,308 in the first nine months of fiscal 1999. The decrease reflects the Company's efforts to control general and administrative costs and was primarily related to reductions in salaries and benefits, professional services and travel costs. As a percentage of net sales, excluding the effect of the terminated equipment contracts in fiscal 1999, general and administrative expenses decreased to 6.9% in the first nine months of fiscal 2000 from 9.1% in the first nine months of fiscal 1999.

Special Charges.  See discussion of special charges above.

Amortization of Intangible Assets. Amortization expense remained relatively constant at $2,053 in the first nine months of fiscal 2000 as compared to $2,057 in the first nine months of fiscal 1999. Amortization expense relates primarily to the amortization of goodwill and other intangible assets related to the January 1998 acquisitions of Ruud Lighting, Inc. and Deposition Sciences, Inc.

Income (Loss) from Operations. As a result of the items noted above, income from operations in the first nine months of fiscal 2000 was $11,633 as compared to a loss from operations in the first nine months of fiscal 1999 of $35,798. Income from operations represented 6.8% of sales in fiscal 2000.

Interest Expense. Interest expense increased to $10,693 in the first nine months of fiscal 2000 from $9,990 in the first nine months of fiscal 1999. This increase resulted primarily from the higher average debt outstanding during the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999.

Interest Income. Interest income decreased to $676 in the first nine months of fiscal 2000 from $876 in the first nine months of fiscal 1999. This decrease is attributable to lower average cash equivalents and short-term investments in fiscal 2000 as compared to fiscal 1999, offset by an increase of approximately $200 in interest income from the loan to officer.

Income (Loss) from Equity Investments. The income from equity investments in the first nine months of fiscal 2000 represents $189 of earnings from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The loss from equity investments in fiscal 1999 represents $102 of earnings from the Company's investment in Fiberstars, Inc., offset by a $544 loss from the Company's investment in Venture Lighting Japan, a manufacturer and marketer of metal halide lamps in Japan.

Income (Loss) from Continuing Operations before Income Taxes. The Company had income from continuing operations before income taxes of $1,805 during the first nine months of fiscal 2000 as compared to a loss from continuing operations before income taxes of $45,354 during the first nine months of fiscal 1999.

Income Taxes. Income tax expense was $549 for the first nine months of fiscal 2000 as compared to $3,181 in the first nine months of fiscal 1999. The income tax expense in the first nine months of fiscal

2000 relates primarily to certain of the Company's foreign operations. The income tax expense in the first nine months of fiscal 1999 relates primarily to the establishment of a valuation allowance related to the net deferred tax assets of the Company.

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

Recontinuance of Previously Discontinued Operations. See "Discontinued Operations Subsequently Retained" above.

Cumulative Effect of Accounting Change. During the fourth quarter of fiscal 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," effective July 1, 1998. The first nine months of fiscal 1999 have been restated to reflect the cumulative effect of the accounting change of $2,443.

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

Cash decreased $86 during the first nine months of fiscal 2000. Uses of cash consisted of $12,658 used in operating activities and $8,134 used in investing activities. These uses of cash were offset by net financing activities of $20,706.

Net cash used in operating activities. Net cash used in operating activities totaled $12,658 during the first nine months of fiscal 2000 as compared to $19,724 in the first nine months of fiscal 1999. The increase in trade receivables of $7,858 was a significant usage, and was primarily a result of the increase in sales. Additional cash of $6,404 was used to reduce the Company's level of payables and accruals, and payments related to special charge accruals totalled $2,534.

Net cash used in investment activities. During the first nine months of fiscal 2000, investing activities used $8,134 of cash, which was primarily represented by a $4,357 usage for capital expenditures, a $4,127 usage for purchases of businesses and investments in affiliates, offset by a $350 source of funds from the sale of a short-term investment.

Capital expenditures, primarily for production equipment and leasehold and facility improvements, totaled $4,357 during the first nine months of fiscal 2000 as compared to $20,781 during the first nine months of fiscal 1999. Capital expenditures in fiscal 2000 related to additional machinery and equipment to improve production processes, which should result in increased productivity and capacity in the production of lamps, power supplies and other lighting system products.

The Company has modified its current growth and capital expansion plans due to the present limited availability of cash resources. Specifically, the Company will limit its capital expenditures for at least the next twelve months and, as a result, the Company has postponed the acquisition of certain capital equipment and, for all practical purposes, facilities expenditures have been completed.

As a result of the Company's decision to terminate joint venture equipment contracts in the quarter ended December 31, 1998, approximately $6,500 of new production equipment was available for installation at the Company's Solon, Ohio lamp manufacturing facility. The Company transferred approximately $1,600 of this equipment to its recently-acquired manufacturing facility in Chennai (Madras) India, leaving approximately $5,000 of equipment available for future manufacturing requirements. The Company estimates its maintenance level for capital expenditures will approximate $6,000 to $8,000 over the next twelve months. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.

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

On January 2, 1998, the Company acquired all of the capital stock outstanding of Ruud Lighting (the "Ruud Stock"), located in Racine, Wisconsin. Ruud Lighting manufactures and directly markets HID lighting systems, principally focusing on metal halide installations for commercial, industrial and outdoor lighting applications. The Ruud Stock was acquired from the five shareholders of Ruud Lighting in a privately-negotiated purchase transaction. The purchase price for the Ruud Stock consisted of three million shares of the Company's Common Stock and approximately $35,500 in cash.

Net cash provided by financing activities. During the first nine months of fiscal 2000, net financing activities provided cash of $20,706, which included $20,203 of cash provided from the investment from GE, $7,057 of borrowings under the Company's revolving credit facilities, offset by net repayments of long-term debt and capital leases of $7,568.

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

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. The principal on the loan was due on October 6, 1999. On January 25, 2000, the Board agreed that the CEO would not be required to repay the loan until October 6, 2000. However, after recent discussions between the Board and the CEO, the Board has encouraged the CEO, if market conditions permit, to refinance the CEO's existing margin loan to effect earlier repayment of all or a portion of the loan. The directors have informed the CEO that the Company may require immediate payment of the loan if the Company requires the payment to prevent an unacceptable strain on cash resources.

Ability to advance future operations. The Company has begun to implement, and will continue to implement, changes in its operations and investment activities intended to reduce the use of its cash resources to a level at or below the cash flow generated by its operations and investments.

The Company's working capital (current assets less current liabilities) at March 31, 2000 was $40,100, resulting in a working capital ratio of current assets to current liabilities of 1.8 to 1.0, as compared to $16,274 or 1.3 to 1.0 at June 30, 1999. As of March 31, 2000, the Company had $3,744 in cash and cash equivalents.

The interest-bearing obligations of the Company totaled $164,229 as of March 31, 2000, and consisted of: $38,334 of borrowings under the Bank Credit Facility; $100,000 of 8% Senior Notes; mortgages of $16,768; a promissory note of $2,300; borrowings of foreign subsidiaries of $5,894; and, capital leases of $933.

In May 1999, the Company replaced its existing Credit Facility with a $75,000 Bank Credit Facility consisting of a $50,000 revolving credit loan and $25,000 term loan provided by several financial institutions. Subsequent to June 30, 1999 the Company reduced the Bank Credit Facility to $60,000 from $75,000. Proceeds from the facility were used to repay the Company's existing credit facility and certain other long-term debt. The revolving credit loan has a three-year term expiring in May 2002. Interest rates on loans outstanding are based, at the Company's option, on LIBOR plus 2.75% or the agent bank's prime rate. Availability of borrowings is determined by the Company's eligible accounts receivable and inventories. Following the GE investment on October 6, 1999, the proceeds were applied to reduce the term loan to $20,000 and the remainder of the proceeds were applied to the $40,000 revolving credit facility. The term loan has a five-year term expiring in May 2004. The Company pays monthly principal payments of $298, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company's option, on LIBOR plus 3.25% or the agent bank's prime rate.

The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants with respect to the coverage of certain fixed charges. The principal security for the revolving credit loan is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company's machinery and equipment and is cross-collateralized and secured with the revolving credit loan. Availability under the Bank Credit Facility is presently limited, based on borrowing base compliance and other limitations in the Bank Credit Facility agreement, and the Company is presently working with the bank lending group to provide an additional $10,000 of availability under the existing Bank Credit Facility.

Also, as discussed above, the Company is actively pursuing the engagement of one or more investment banking firms to assist in identifying and implementing the best strategic alternative for the telecommunications unit.

The Company's implementation of the cost reduction and cash flow enhancement initiatives including consolidation of equipment and lamp-making operations, reductions in capital expenditures, consolidation of international operations, reduction of corporate expenses, and overall workforce reductions should continue to favorably impact the future cash flow of the Company.

The Company believes that the available cash, cash flow from operations, the initiatives outlined above, along with additional availability under its existing Bank Credit Facility and the ability to access additional capital resources, will enable the Company to fund its operations for at least the next 12 months. Beyond this time, the Company believes a return to profitability and positive cash flow from operations, its strategic relationship with GE, and the growth in the popularity and applications for metal halide products and systems should enable the Company to access additional capital resources, as needed.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended March 31, 2000, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K/A No.3 for the year ended June 30, 1999.

PART II.  OTHER INFORMATION

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

ITEM 1.  LEGAL PROCEEDINGS

The information included in Note M of the "Notes to Condensed Consolidated Financial Statements (Unaudited)" included in this Report on Form 10-Q is hereby incorporated by reference.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) In February 2000, the Company's shareholders approved an amendment to the Company's Second Amended and Restated Articles of Incorporation to "opt out" of the application of the Ohio Control Share Acquisition Act (the "Ohio Act") to acquisitions of shares of Company stock. The amendment became effective in March 2000. A copy of the amendment is filed as Exhibit 3.3 to this Form 10-Q.

The amendment affects the rights of the holders of the Company's Common Stock, par value $.001, by eliminating the right of holders to approve certain acquisitions of shares of the Company. Unless a corporation "opts out" of the application of the Ohio Act in its articles of incorporation, the Ohio Act requires shareholder consent prior to the acquisition by any person of beneficial ownership of shares with voting power in excess of 20%, 33% and 50% thresholds. By "opting out" of the application of the Act, acquisition of beneficial ownership of equity interests in the Company above these thresholds will not require consent of the shareholders of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders was held on February 17, 2000. The following sets forth the actions considered and the results of the voting with respect to each action:

                                                                                       Abstained/
                                                                                        Broker
                                                              For         Against      Nonvotes
                                                              ---         -------      --------
1.       Nominees for director for the term
         expiring in 2002 -- All elected

                  Susumu Harada                            20,005,844    1,343,376          -0-
                  John R. Buerkle                          20,694,588      654,669          -0-
                  A Gordon Tunstall                        20,680,364      668,893          -0-
                  John E. Breen                            20,717,149      632,108          -0-

2        Approve issuance of certain shares which
         may be issued to the General Electric Company
         in the future under circumstances described in
         the proxy -- Passed                               15,844,205       68,817    3,064,150

3        Approve an amendment to the Company's
         amended and Restated Articles of Incorporation
         to "opt out" of the application of Ohio Control
         share Acquisition Act to acquisitions of
         Company equity securities -- Passed               18,732,151      225,285       20,116

4        Approve and Amendment to the Company's
         1998 Incentive Award Plan to increase the
         number of shares available for grant from
         1,500,000 to 2,000,000 -- Passed                  18,009,056    2,889,951      450,150

5        Ratify appointment of Grant Thornton LLP
         as independent auditors -- Passed                 21,307,068       15,888       26,201

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

                                                                                           SEQUENTIAL
                                                                                          PAGE NUMBER/
EXHIBIT                                                                                   INCORPORATED
NUMBER            TITLE                                                                   BY REFERENCE
-------           -----                                                                   ------------
3.1      Second Amended and Restated Articles of Incorporation                                (1)

3.2      Certificate of Adoption of Amended and Restated Articles of
         Incorporation of the Company filed as of October 6, 1999, with the
         Ohio Secretary of State                                                              (2)

3.3      Certificate of Adoption of Fourth Amendment to Second Amended
         And Restated Articles of Incorporation of the Company filed
         March 16, 2000 with the Ohio Secretary of State

3.4      Code of Regulations                                                                  (3)

4.1      Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2      Registration Rights Agreement dated as of September 30, 1999, by and                 (2)
         between the Company and General Electric Company

10.1 Fourth Amendment Agreement by and among the Company and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of February 28, 2000, and amending the Credit Agreement by and among the same parties, dated as of May 21, 1999

12       Statement Re:  Computation of Ratio of Earnings to Fixed Charges

27       Financial Data Schedule

--------------------------------

(1) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

(2) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999.

(3) Incorporated by reference to Exhibit 3.2 in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.


(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        ADVANCED LIGHTING TECHNOLOGIES, INC.



Date:  May 8, 2000                      By:  /s/ Wayne R. Hellman
                                             --------------------
                                               Wayne R. Hellman
                                               Chief Executive Officer



Date:  May 8, 2000                      By:  /s/ Nicholas R. Sucic
                                             ---------------------
                                               Nicholas R. Sucic
                                               Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBITS                                                               PAGE NO.
-------     -----------------------                                                               --------
3.1            Second Amended and Restated Articles of Incorporation                                (1)

3.2            Certificate of Adoption of Amended and Restated Articles of
               Incorporation of the Company filed as of October 6, 1999, with the
               Ohio Secretary of State                                                              (2)

3.3            Certificate of Adoption of Fourth Amendment to Second Amended
               And Restated Articles of Incorporation of the Company filed
               March 16, 2000 with the Ohio Secretary of State

3.4            Code of Regulations                                                                  (3)

4.1            Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2            Registration Rights Agreement dated as of September 30, 1999, by and                 (2)
               between the Company and General Electric Company

10.1 Fourth Amendment Agreement by and among the Company and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of February 28, 2000, and amending the Credit Agreement by and among the same parties, dated as of May 21, 1999

12               Statement Re:  Computation of Ratio of Earnings to Fixed Charges

27             Financial Data Schedule

--------------------------------

(1) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

(2) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999.

(3) Incorporated by reference to Exhibit 3.2 in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.