Form 10-Q/A
period 2000-03-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2000-07-11
CIK 1002125

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

Explanatory Note

This Form 10-Q/A is filed to clarify certain disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q/A replaces in its entirety the Company's Form 10-Q for the quarter ended March 31, 2000.


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

Prior to the formation of the telecommunication unit the development and coating of telecommunications products was performed by DSI's R&D Engineering unit. With the formation of the telecommunication unit, two employees were transferred from the R&D Engineering unit to the telecommunications unit with additional engineering and sales personnel being hired for the unit. Also, DSI assigned several thin film coating machines from other areas of the company as well as purchasing and constructing additional equipment to be used in the telecommunication business.

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

The Fiber Optics Project was directed at development of (i) optical coatings that reduce insertion losses in fiber optic communications systems, including wavelength division multiplexing (WDM) and dense wavelength division multiplexing (DWDM) systems; (ii) collimating micro-optics for use in WDM and DWDM systems; (iii) filter elements for use in WDM systems; (iv) secondary filter elements for use in DWDM systems; (v) narrow bandpass filter elements for use in the multiplex/demultiplex function of DWDM systems. WDM and DWDM are technologies that allow multiple wavelengths of light to be simultaneously transmitted through a single fiber optic cable. The first four projects have resulted in commercial products, and sales of these products reached $940 in the first nine months of fiscal 2000 (approximately $360 in the third quarter of fiscal 2000), approximately 33% more than the $707 in sales for the comparable period of the preceding year. Although the Company has not yet completed development of its technology for production of narrow bandpass filter elements, the Company believes that it will develop commercial narrow bandpass filter products which take advantage of the Company's patented MicroDyn(R) sputtering technology.

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

QUARTER ENDED MARCH 31, 2000 COMPARED WITH QUARTER ENDED MARCH 31, 1999

Net sales. Net sales increased 7.0% to $54,945 in the third quarter of fiscal 2000 from $51,358 in the third quarter of fiscal 1999. Commercial and industrial sales increased 9% to $54,454 in the third quarter of fiscal 2000 as compared to $50,022 in the third quarter of fiscal 1999. Sales of Microsun residential product decreased to $491 in the third quarter of fiscal 2000 from $1,336 in the third quarter of fiscal 1999 due to the decision to wind-down the portable residential fixture manufacturing operations in the second quarter of fiscal 1999. In addition, Microsun sales were lower in fiscal 2000 due to the absence of the advertising in major metropolitan newspapers which occurred in fiscal 1999.

Fiscal 2000 third quarter commercial and industrial sales (which exclude the residential amounts discussed above) reflect continued growth in the sales of the Company's core U.S. metal halide operations, in non-metal halide products, and in overseas sales. The Company's commercial and industrial metal halide sales increased 7% (8% increase in the United States) from the year ago period. The Company's core metal halide materials business, a key indicator of industry trends, was up 20% from fiscal 1999, although sales of these products decreased 15% from the second quarter of fiscal 2000. Geographically, these sales of materials were down 12% in the U.S. and grew 67% outside the U.S. Although it cannot be certain, management believes that the decrease in sales of materials of 12% in the U.S. does not reflect a trend, but rather that greater than anticipated sales at the end of the second quarter related to customer planning for any year 2000 problems and consequently reduced sales which otherwise would have occurred in the third quarter. The Company believes materials sales will continue to show strong growth. The seasonality which the Company experiences in its fixtures products was a little more evident in fiscal 2000 than in fiscal 1999. Sales of fixture products declined approximately $3,800, or 17% in the third quarter of fiscal 2000 as compared to the second quarter of fiscal 2000. This compares with a decline of approximately $3,100, or 15% in the third quarter of fiscal 1999 as compared with the second quarter of fiscal 1999. The Company believes that this seasonality results from the majority of its customers for fixtures being in northern climates where construction slows in the winter months.

Commercial and industrial sales outside the U.S. increased 12%. The Company attributes the increase in international sales primarily to increased sales of its materials and optical coatings, especially in the Pacific Rim. Sales of non-metal halide products grew 15% primarily due to the increase in sales of zinc mercury materials for fluorescent lighting and thin-film coating equipment.

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

General and Administrative Expenses. General and administrative expenses decreased 17.8% to $3,669 in the third quarter of fiscal 2000 from $4,465 in the third quarter of fiscal 1999. The decrease reflects the Company's efforts to control general and administrative costs and was primarily related to reductions in salaries and benefits of $180, professional services (audit and tax) of $510 and travel costs of $120. As a percentage of net sales, general and administrative expenses decreased to 6.7% in the third quarter of fiscal 2000 from 8.7% in the third quarter of fiscal 1999.

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

NINE MONTHS ENDED MARCH 31, 2000 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1999

Net sales. Net sales increased 20.1% to $171,010 in the first nine months of fiscal 2000 from $142,349 in the first nine months of fiscal 1999. Commercial and industrial sales increased 13% to $169,551 in the first nine months of fiscal 2000 as compared to $150,374 in the first nine months of fiscal 1999. Sales of Microsun residential product decreased to $1,459 in the first nine months of fiscal 2000 from $4,025 in the first nine months of fiscal 1999 due to the decision to wind-down the portable residential fixture manufacturing operations in the second quarter of fiscal 1999. In addition, Microsun sales were lower in fiscal 2000 due to the absence of the advertising in major metropolitan newspapers which occurred in fiscal 1999. No lamp equipment sales were recorded in the first nine months of fiscal 2000 due to the cessation of these sales in the second quarter of fiscal 1999. The first nine months of fiscal 1999 includes the reversal of $14,961 in lamp equipment sales due to the termination of equipment contracts noted above, offset by $2,911 of lamp equipment sales.

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

Commercial and industrial sales outside the U.S. increased 18%. The Company attributes the increase in international sales to increased sales of its materials and optical coatings, especially in the Pacific Rim. Sales of non-metal halide products grew 18% primarily due to the increase in sales of zinc mercury materials for fluorescent lighting and thin-film coating equipment.

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

General and Administrative Expenses. General and administrative expenses decreased 17.6% to $11,790 in the first nine months of fiscal 2000 from $14,308 in the first nine months of fiscal 1999. The decrease reflects the Company's efforts to control general and administrative costs and was primarily related to reductions in salaries and benefits of $580, professional services (audit and tax) of $660 and travel costs of $790. The reduction in travel costs related in part to the Company's decision to reduce enterprise-wide travel in favor of less costly video-conference communication. As a percentage of net sales, excluding the effect of the terminated equipment contracts in fiscal 1999, general and administrative expenses decreased to 6.9% in the first nine months of fiscal 2000 from 9.1% in the first nine months of fiscal 1999.

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

In May 1999, the Company replaced its existing Credit Facility with a $75,000 Bank Credit Facility consisting of a $50,000 revolving credit loan and $25,000 term loan provided by several financial institutions. Subsequent to June 30, 1999 the Company reduced the Bank Credit Facility to $60,000 from $75,000. Proceeds from the facility were used to repay the Company's existing credit facility and certain other long-term debt. The revolving credit loan has a three-year term expiring in May 2002. Interest rates on loans outstanding are based, at the Company's option, on LIBOR plus 2.75% or the agent bank's prime rate. Availability of borrowings is determined by the Company's eligible accounts receivable and inventories. The Company was in default in the second quarter of fiscal 2000 under its Bank Credit Facility because it was unable to meet a $15,000 minimum availability requirement at September 29, 1999, which was required in anticipation of the $20,500 investment by GE. Since the GE investment did not occur until October 6, 1999, the Company was in technical default under the Credit Facility. The lending bank group was aware of the delay and provided a waiver for the default and adequate funding during this seven-day period. As of October 6, 1999 and thereafter, the Company had adequate liquidity to fund its operations. Following the GE investment on October 6, 1999, the proceeds were applied to reduce the term loan to $20,000 and the remainder of the proceeds were applied to the $40,000 revolving credit facility. The term loan has a five-year term expiring in May 2004. The Company pays monthly principal payments of $298, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company's option, on LIBOR plus 3.25% or the agent bank's prime rate.

 The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants with respect to the coverage of certain fixed charges. The principal security for the revolving credit loan is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company's machinery and equipment and is cross-collateralized and secured with the revolving credit loan. Availability under the Bank Credit Facility is presently limited, based on borrowing base compliance and other limitations in the Bank Credit Facility agreement, and the Company is presently working with the lending bank group to provide an additional $10,000 of availability under the existing Bank Credit Facility. Subsequently, in the fourth quarter of fiscal 2000, the lending bank group amended the Credit Facility to eliminate any required minimum availability requirements, resulting in an additional $10,000 of availibility.

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

                                        ADVANCED LIGHTING TECHNOLOGIES, INC.



Date: July 11, 2000                     By:  /s/Wayne R. Hellman
      -------------------                    --------------------
                                               Wayne R. Hellman
                                               Chief Executive Officer



Date: July 11, 2000                     By:  /s/Nicholas R. Sucic
      -------------------                    ---------------------
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