Form 10-K
period 2000-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2000-09-27
CIK 1002125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-K
(Mark One)

___X___ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

                                       or

________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________  to  _____________________


                         Commission file number 0-27202

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                                 OHIO                                                   34-1803229
--------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

32000 AURORA ROAD, SOLON, OHIO                                                            44139
--------------------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                       (Zip Code)

                                                   440 / 519-0500
--------------------------------------------------------------------------------------------------------------------
                                (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, $.001 Par Value

Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X__  No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of September 15, 2000 was $203,217,428.

There were 22,199,015 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of September 15, 2000.

                       Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for use at the 2000 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

                                      INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                                                                           PAGE

    Cautionary Statement Regarding Forward Looking Statements.............................   2

    Risk Factors..........................................................................   2
                                                       PART I
    Item 1.       Business................................................................  14
    Item 2.       Properties..............................................................  35
    Item 3.       Legal Proceedings.......................................................  36
    Item 4.       Submission of Matters to a Vote of Security Holders.....................  36

                                                      PART II

    Item 5.       Market for Registrant's Common Equity and Related Shareholder
                  Matters.................................................................  37
    Item 6.       Selected Financial Data.................................................  38
    Item 7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................  40
    Item 7A.      Quantitative and Qualitative Disclosures about Market Risk..............  68
    Item 8.       Financial Statements and Supplementary Data.............................  69
    Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................  70

                                                      PART III

    Item 10.      Directors and Executive Officers of the Registrant......................  70
    Item 11.      Executive Compensation..................................................  70
    Item 12.      Security Ownership of Certain Beneficial Owners and Management..........  70
    Item 13.      Certain Relationships and Related Transactions..........................  70

                                                      PART IV

    Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K........  71

    SIGNATURES............................................................................  78

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of Advanced Lighting Technologies, Inc. and its subsidiaries (the "Company"or "ADLT"), its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) continued growth of the metal halide lighting market; (iv) the Company's operating strategy and growth strategy; (v) potential acquisitions or joint ventures by the Company; (vi) the declaration and payment of dividends; (vii) litigation affecting the Company; (viii) the timely development and market acceptance of new products; (ix) the possibility that any success at Deposition Sciences, Inc. (an ADLT subsidiary) will not be reflected in the value of the ADLT common stock; (x) the ability to provide adequate incentives to retain and attract key employees; and (xi) the impact of competitive products and pricing. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The accompanying information contained in this Report, including without limitation the information set forth under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," identifies important factors that could cause such differences.

RISK FACTORS

You should consider carefully the following factors, as well as the other information that we include or incorporate by reference in this report, in evaluating an investment in our securities. To make the discussion of these factors easier to read, when we discuss the Company we refer to it as "we."

IF METAL HALIDE LIGHTING DOES NOT GAIN WIDER MARKET ACCEPTANCE, OUR BUSINESS AND FINANCIAL PERFORMANCE MAY SUFFER

We derive a substantial portion of our net sales and income from selling metal halide materials, systems and components, and production equipment. Revenues from metal halide products represented between approximately 72% of net sales in fiscal 2000 and 74% of net sales in fiscal 1999. Our current operations and growth strategy are focused on the metal halide lighting and telecommunications industries. Metal halide is the newest of all commercial lighting technologies. Metal halide lamp sales represented approximately 10% of domestic lamp sales in 1999 compared to fluorescent and incandescent lamps which represented approximately 85% of the same market. We attribute our success to the increased acceptance of metal halide lighting in commercial and industrial uses. Our future results are dependent upon continued growth of metal halide lighting for these and other uses. However, metal halide lamps are not compatible with the substantial installed base of incandescent and fluorescent lighting fixtures, and the installation of a metal halide lighting system typically involves higher initial costs than incandescent and fluorescent lighting systems. Metal halide products may not continue to gain market share within the overall lighting market or competitors may introduce better lighting technologies, displacing metal halide lighting in the market. As a growth company, either of these occurrences could have a material adverse effect on our business and our results of operations and the value of our securities.

GENERAL ELECTRIC COMPANY'S RELATIONSHIP WITH US COULD LIMIT OUR ABILITY TO GROW

On October 6, 1999, GE made an investment of $20.6 million for 761,250 shares of our convertible preferred stock and a warrant for 1,000,000 shares of our common stock. Pursuant to the terms of the GE investment agreement, GE has the right, by converting its preferred shares and exercising warrants, to acquire approximately 4,000,000 of our common shares. GE may get additional rights in the future if we are unable to maintain a 2 to 1 ratio of earnings before interest, taxes, depreciation and amortization to interest charges for a six-month measurement period. Measurement periods are the six months ending on the last day of each fiscal quarter until September 30, 2010. We did not maintain this ratio for the six months ended December 31, 1999, but we did for the six-month periods ended March 31, 2000 and June 30, 2000. If we fail to maintain the ratio in future measurement periods and we do not maintain the ratio in the three calendar quarters immediately prior to the failure, GE would obtain the right to purchase and vote additional shares of our stock and acquire voting control of our company. On the first future failure, if it happens, GE would obtain rights to purchase and/or vote a number of shares determined by a formula at the time of the failure. The number of shares owned or available to GE at that time would be greater than 35% but less than a majority of our stock. At the time of the second future failure, if it happens, GE would own or have the right to purchase and/or vote the number of shares which would be a majority of our stock. The existence of a large block of shares which could effectively control our shareholder votes, or which could be sold in public or private sales, may limit our ability to obtain financing in the future from other sources, including public offerings or private sale of our common stock.

We intend to devote substantial resources to developing the telecommunications business of our subsidiary, Deposition Sciences, Inc.(DSI). This will adversely affect our ability to meet the GE ratio until such time, if any, that we achieve positive earnings before interest, taxes, depreciation and amortization at DSI. As a result, the investment in telecommunications may negatively affect our ability to maintain the required ratio under our agreement with GE. Although we believe we will be able to manage our business to maintain the required ratio notwithstanding our investment in the telecommunications business, we can make no assurance that we will succeed in doing so for future measurement periods. If we fail to maintain the required ratio, in the circumstances described in the preceding paragraph, GE would obtain the additional rights to purchase and/or vote our common shares as described above.

GENERAL ELECTRIC COMPANY'S RIGHTS COULD STRAIN OUR FINANCIAL RESOURCES

In October 2004, GE has a one-time right to make us redeem their preferred stock, although we have up to one year to arrange financing. GE also has the right to make us redeem their preferred stock if GE does not get the necessary governmental approvals of their rights to acquire more of our shares in the future, if we issue additional common shares, if any of our subsidiaries issue additional common shares or if we borrow more than a total of $210 million. The existence of these limits may reduce our ability to obtain financing in the future. If we have to redeem the preferred stock, our financial resources will be reduced, and could cause us to default under the indenture governing our 8% Senior Notes Due 2008. We are required to redeem shares of this preferred stock which have not been converted to common stock by October 2010. Although GE cannot make us redeem their preferred stock if a default results, the failure to redeem GE's preferred stock after GE makes a request for redemption could adversely affect our relationship with GE.

GENERAL ELECTRIC COMPANY'S RELATIONSHIP WITH US COULD HARM OUR RELATIONSHIP WITH OTHER LIGHTING COMPANIES

GE's investment is expected to increase our operating flexibility. In addition, we anticipate that this will strengthen our supplier-customer relationship with GE. However, some of our significant suppliers and customers are also lighting companies. We have not experienced any adverse impact from these other companies since the March 1999 public announcement of the agreement in principle regarding the investment. However, we do not yet know if this increased investment will have an adverse affect on our relationship with other major companies in the lighting business.

WE WILL REQUIRE SUBSTANTIAL EXPENDITURES TO EXPLOIT OUR TECHNOLOGY FOR TELECOMMUNICATIONS PRODUCTS

DSI has technology which can be used in telecommunications applications. However, the effort to exploit this technology for production of additional telecommunications products and the expansion of production capabilities for current products, will require us to make substantial expenditures for facilities and machinery and research and development. We are devoting substantial resources for new facilities and equipment to the production of thin film coatings, assemblies and components used in telecommunications. Although we believe existing cash balances, cash flow from operations and availability under our bank credit facility will be sufficient to meet DSI's funding requirements at least for the next eighteen months, we may be required to seek additional equity or debt financing to compete effectively in these markets. We cannot precisely determine the timing and amount of funding requirements and each will depend on several factors, including our acquisitions and the demand for our products and products under development. Such additional financing may not be available when needed, or, if available, may not be on terms satisfactory to us.

OUR DEGREE OF INDEBTEDNESS COULD LIMIT OUR ABILITY TO GROW AND REACT TO CHANGES IN MARKET CONDITIONS

At June 30, 2000, we had approximately $165.2 million of total indebtedness outstanding and $99.8 million of preferred and common shareholders' equity. At June 30, 2000, we also had $11.2 million available (subject to borrowing base compliance and other limitations) to be drawn under our bank credit facility.

The indentures under which we have issued and may issue our debt securities permit us and our subsidiaries to incur substantial amounts of additional indebtedness in the future. The degree to which we are leveraged could have important consequences to holders of our securities, including the following:

         - our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited, and

         - our flexibility in planning for or reacting to changes in market conditions may be limited, causing us to be more vulnerable in the event of a downturn in our business.

OPERATING WITHOUT ADDITIONAL CASH RESOURCES COULD LIMIT OUR OPERATIONS AND
GROWTH

In the last half of fiscal 1999, we instituted cost reduction measures intended to allow our operations to produce more cash revenues than we spend on operations. We have spent more money on our operations than the revenues our operations have generated in each of our last four fiscal years, and have spent more money on operations and investing in our business than our operations have generated in each of our last five fiscal years. While we believe we will generate more cash in our operations than we are spending on operations, we can't assure investors that the cost-saving measures will generate positive cash flow from our operations in the future. In addition, we are not currently generating sufficient cash in our business to make the investments in our future growth which we would like. Our ability to borrow additional money under our $60 million bank credit facility which we entered into on May 21, 1999 is limited. In order to have enough cash for future operations and growth, we must generate greater net cash flow and/or demonstrate our ability to achieve acceptable financial results in order to increase our access to additional cash resources from lenders and investors.

ALLOCATION OF ADLT RESOURCES TO DSI MAY NOT BE IN THE BEST INTEREST OF ADLT SHAREHOLDERS

The success of DSI's telecommunications business unit will depend not only on access to external sources of capital but also the internal resources of ADLT's consolidated business. Although we are allocating financial and human resources to DSI because we believe the investment will ultimately return enhanced value to ADLT and our shareholders, there can be no assurance of such success. In addition, the allocation of resources to the telecommunications business unit may result in us allocating fewer resources to our core lighting business. As a result, until such time, if any, that we achieve a positive return on our investment in DSI's telecommunications business unit, our future liquidity may be adversely affected and our operating results will be adversely affected.

OUR LOAN TO MR. HELLMAN MAY IMPAIR OUR CAPITAL RESOURCES

On October 8, 1998, we made a $9 million loan to Wayne R. Hellman, our Chairman and CEO. The loan was originally due on October 6, 1999. Mr. Hellman has paid interest accrued on the loan through October 6, 1999. The term of the loan has been extended to October 6, 2001. If Mr. Hellman doesn't repay the loan in accordance with the current understanding, it could materially and adversely affect our ability to obtain money from lenders and investors. If we take action to make Mr. Hellman pay the loan, it may hurt Mr. Hellman's performance, which could hurt our operations.

IF WE ARE UNABLE TO DEVELOP AND BROADEN PRODUCT LINES OUR BUSINESS MAY SUFFER

We have broadened our systems and components product line. The marketing efforts and strategies for such product extensions are quite different from those we have used for our historical operations. These differences are based on the need to focus efforts on sales to the user of the products rather than lighting fixture original equipment manufacturers. We may not be successful in adding new products to our current product categories or in developing new categories of products. If we are unable to successfully add new products or develop new product categories, this could adversely affect our future growth and financial results.

OUR BUSINESS SUCCESS HAS BEEN BASED ON NEW PRODUCTS, AND IF WE DO NOT INTRODUCE NEW PRODUCTS, OUR BUSINESS MAY SUFFER

We attribute our historical success, in large part, to the introduction of new products in each of our product lines to meet the requirements of our customers. Our future success will depend upon our continued ability to develop and introduce innovative metal halide lighting and telecommunications products. Even though we spent significant amounts on research and development in fiscal 2000 and in prior years, we may not be able to develop or introduce innovative products in the future. Even if a new product is developed for a particular use, the product may not be commercially successful. In addition, competitors occasionally have followed our introduction of successful metal halide lighting products with similar product offerings. As a result of these and other factors, we may not continue to be successful in introducing new products. Since we are viewed as a growth company, if we are unable to successfully introduce new products, this inability could adversely affect our financial results and the value of our securities.

OUR SIGNIFICANT PAST GROWTH AND FUTURE GROWTH OBJECTIVES STRAIN OUR RESOURCES

We have experienced significant growth in recent years. This has placed a strain on our management, employees, finances and operations. We have set aggressive growth objectives for our net sales and net income which may continue to strain our resources. These objectives may be increasingly difficult to achieve. To achieve these objectives, we will seek to develop new products and new uses for our products and seek to expand our distribution capabilities. We may also seek to acquire and/or invest in related businesses inside and outside of the United States. Any of our efforts in pursuit of these objectives may expose us to risks that could adversely affect our results of operations and financial condition. To manage growth effectively, we must continue to implement changes in many aspects of our business, expand our information systems, increase the capacity and productivity of our materials, components, systems and production equipment operations, develop our metal halide systems capability and hire, develop, train and manage an increasing number of managerial, production and other employees. Also, we have made and may continue to extend our product lines through acquisitions. The success of these acquisitions will depend on the integration of the acquired operations with our existing operations. If we are unable to anticipate or manage growth effectively, our operating results could be adversely affected. Likewise, if we are unable to successfully integrate acquired operations and manage expenses and risks associated with integrating the administration and information systems of acquired companies, our operating results could be adversely affected.

WE MAY BE UNABLE TO REALIZE BENEFITS FROM ACQUISITIONS AND INVESTMENTS

In order to implement our business strategy, we may from time-to-time consider expansion of our products and services through joint ventures, strategic partnerships and acquisitions of, and/or investments in, other business entities. We have no agreement or understanding with any significant prospective acquisition or investment candidate in respect of a specific transaction, but we are engaged in preliminary discussions with potential candidates. We cannot be certain that any agreement will result from these discussions or that we will be able to identify, acquire or manage future acquisition candidates profitably. In addition, we cannot be certain as to the timing or amount of any return or anticipated benefits that we might realize on any acquisition or investment.

Acquisitions or investments could require us to commit funds, which could reduce our future liquidity. Our possible future acquisitions or investments could result in additional debt, contingent liabilities and amortization expenses related to goodwill and other intangible assets, as well as write-offs of unsuccessful acquisitions, any or all of which could materially adversely affect our performance, and, therefore, holders of our securities. We have made several acquisitions since 1997, including our largest acquisition to date, Ruud Lighting, Inc., the effect of which has been to double our revenues. There can be no assurance that we will be able to integrate these acquisitions or to manage our expanded operations effectively. In addition, since 1997 we have made substantial investments in entities that we do not and will not be able to control. We may find it difficult or impossible to realize cash flows from these investments, or to liquidate these investments, which could adversely affect the holders of our securities.

THE EXTENT OF OUR INTERNATIONAL BUSINESS OPERATIONS COULD HURT OUR PERFORMANCE

We have derived, and expect to derive in the future, a substantial portion of our net sales from our international business. Revenues from customers outside of the United States represented approximately 35% of our net sales for fiscal 2000. Our international joint ventures and operations and our export sales are subject to the risks inherent in doing business abroad, including delays in shipments, adverse fluctuations in currency exchange rates, increases in import duties and tariffs, and changes in foreign regulations and political climate. We have granted and will grant our joint ventures and operations in foreign countries rights to use our technology. While we will attempt to protect our intellectual property rights in these foreign joint ventures and operations, the laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

Approximately 27% of our net sales in fiscal 2000 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars and Canadian dollars. A weakening of these currencies versus the U.S. dollar could have a material adverse effect on our business and results of operations and, therefore, holders of our securities. We currently do not hedge our foreign currency exposure.

IF WE ARE UNABLE TO PROTECT OUR IMPORTANT PATENTS AND TRADE SECRETS OR IF OTHERS ENFORCE RIGHTS AGAINST US, OUR BUSINESS MAY SUFFER

We rely primarily on trade secret, trademark and patent laws to protect some of our rights to our products, like proprietary manufacturing processes and technologies, product research, concepts and trademarks. These rights are important to the success of our products and our competitive position. The actions that we take to protect our proprietary rights may not be adequate to prevent imitation of our products, processes or technology. Our proprietary information may become known to competitors; we may not be able to effectively protect our rights to unpatented proprietary information; and others may independently develop substantially equivalent or better products that do not infringe on our intellectual property rights. Other parties may assert rights in, and ownership of, our patents and other proprietary rights. Any of these developments could adversely affect the way we currently conduct our business. The patent positions of companies such as ADLT and its subsidiaries can be highly uncertain and involve complex legal and factual questions, and therefore the breadth of claims allowed in such patents and their enforcability cannot be predicted. Therefore, we cannot assure you that the claims in any existing or subsequently issued patent will be sufficient to protect ADLT's or its subsidiaries intellectual property or that such patent will not be challenged, invalidated, held unenforceable or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages.

Any litigation involving misappropriation of our trade secrets or other intellectual property rights could require us to increase significantly the resources devoted to such efforts. In addition, an adverse determination in litigation could subject us to the loss of our rights to a particular trade secret, trademark or patent, could require us to grant licenses to third parties, could prevent us from manufacturing, selling or using related aspects of our products, or could subject us to substantial liability. Because we are a company which relies on advanced technology and innovation, any of these occurrences could have a material adverse effect on our results of operations.

IF WE LOSE OUR KEY PERSONNEL, IT WOULD ADVERSELY AFFECT OUR BUSINESS

We are highly dependent on the continued services of Wayne R. Hellman, our founder, Chairman, Chief Executive Officer, and principal shareholder. We and Mr. Hellman have entered into an employment agreement providing for a term ending December 31, 2003. We are also highly dependent on the services of Alan
J. Ruud, our Vice Chairman and a principal shareholder. We and Mr. Ruud have entered into an employment agreement providing for a term ending January 1, 2001. The loss of the services of Mr. Hellman or Mr. Ruud for any reason could have a material adverse effect on our business and, in turn, to investors in our securities. We are the beneficiary of life insurance which we maintain with respect to Mr. Hellman, in the amount of $8 million, and Mr. Ruud, in the amount of $2 million.

CONTROL OF OUR STOCK BY PRINCIPAL SHAREHOLDERS MAY ALLOW THEM TO SIGNIFICANTLY INFLUENCE SHAREHOLDER DECISIONS, WHICH COULD ADVERSELY AFFECT INTERESTS OF OTHER HOLDERS OF OUR SECURITIES

Mr. Hellman individually owns approximately 8.7% of the outstanding shares of our common stock and, individually and in other capacities, has the power to vote a total of 17.7% of the outstanding shares of common stock (or approximately 15.5% of the shareholder voting power). Mr. Ruud individually owns approximately 9.7% of the outstanding shares of common stock and, individually and as a voting trustee, has the power to vote a total of approximately 16.4% of the outstanding shares of common stock (or approximately 14.4% of the shareholder voting power). GE owns shares of our preferred stock with voting power equivalent to approximately 12.1% of our common stock and GE owns approximately 1.9% of our common stock. This gives GE approximately 13.8% of total shareholder voting power, subject to increase upon exercise of its warrants to purchase one million shares of our common stock. In addition to GE's ownership, in the future, GE may gain the right to vote shares owned or voted by Mr. Hellman and Mr. Ruud. As a result, although GE, Mr. Hellman and Mr. Ruud have no arrangement or understanding of any kind with each other as to the current voting of their shares, either GE, Mr. Hellman or Mr. Ruud, or any combination of them, may be able to significantly influence, and may be able effectively to control, all matters requiring shareholder approval, including the election of directors (which could control our affairs and our management), amendments to our articles of incorporation, mergers, share exchanges, the sale of all or substantially all of our assets, going-private transactions and other fundamental transactions. Accordingly, the decisions of our principal shareholders could have a material adverse effect on the market price of our common stock or the value of our other securities.

IF GE OR ANOTHER INVESTOR CAN VOTE MORE THAN 35% OF OUR STOCK, WE MAY HAVE TO REPAY LOANS

If GE, or any investor or group of investors, other than Mr. Hellman or his family, get the right to vote more than 35% of our stock, our credit facility banks will have the right to demand payment under our revolving and term loans and we will have to offer to repurchase our 8% Notes at a purchase price of 101% of the face amount, together with unpaid interest. These provisions may make it more difficult for someone to take us over. We can't be sure that we will have adequate resources to meet our obligations relating to these loans and our 8% Notes if an investor gains a 35% voting interest. Even if we can meet these obligations, if we have to repay the credit facility banks and repurchase our 8% Notes, it could hurt our ability to finance operations and future growth.

OUR STOCK PRICE HAS VARIED WIDELY AND MAY VARY WIDELY IN THE FUTURE. WIDE VARIATION MAY MAKE IT DIFFICULT FOR US TO SELL OUR STOCK AND STRAIN OUR FINANCIAL RESOURCES

Our common stock first became publicly traded in December 1995. After the initial public offering, the stock price rose substantially from the initial public offering price of $10 per share. The price of our common stock has varied widely. During fiscal 2000, the price for our common stock ranged from $4.75 to $23.75 per share. In addition, we cannot predict the ultimate success of our telecommunications business unit, which may cause substantial fluctuations in the market price of our common stock. Our net revenues and operating results, and the net revenues of our telecommunications business unit, in future quarters may be below the expectations of public market securities analysts and investors. In such event, the price of our common stock would likely decline, perhaps substantially. This wide variation and the possibility of wide variation in the future may make it difficult for us to sell shares of our common stock at prices which we believe reflect the value of our stock or make it difficult to sell our common stock at all. If we can't sell our common stock to obtain the money we need, it may be difficult to operate and grow.

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

BECAUSE OUR PRIMARY COMPETITORS ARE MORE ESTABLISHED AND HAVE MORE RESOURCES THAN WE DO, WE MAY LACK THE RESOURCES TO CAPTURE INCREASED MARKET SHARE

We compete with respect to our major lighting products with numerous well-established producers of materials, components, and systems and equipment, many of which possess greater financial, manufacturing, marketing and distribution resources than we do. In addition, many of these competitors' products utilize technology that has been broadly accepted in the marketplace (i.e., incandescent and fluorescent lighting) and is better known to consumers than is our metal halide technology. We compete with GE, Philips Electronics N.V. and Siemens A.G.'s OSRAM/Sylvania, Inc. subsidiary in the sale of metal halide lamps. We estimate, based on published industry data, that these three companies had a combined domestic market share of approximately 85% for metal halide lamps based on units sold and approximately 95% of the total domestic lamp market. Accordingly, these companies dominate the lamp industry and exert significant influence over the channels through which all lamp products, including ours, are distributed and sold. Our component products and systems also face strong competition, particularly in the power supply market, in which our two largest competitors, Advanced Transformer Co. (a division of Philips) and Magnetek, Inc., each have a larger market share than we do. Our competitors may increase their focus on metal halide materials, systems and components, and expand their product lines to compete with our products. This type of increase or expansion could make it more difficult for us to maintain sales or grow.

DSI competes with respect to its major telecommunications products with numerous producers of components and systems, many of which possess greater financial, manufacturing, marketing and distribution resources than DSI. The principal competitors for DSI's products are certain large

OEMs, such as JDS Uniphase Corporation, Corning Incorporated, Nortel Networks Corporation, and Lucent Technologies, Inc., which have significant internal capability to manufacture thin film filter products, and a variety of smaller companies which specialize in optical coatings, such as DiCon Fiberoptics, Inc., Precision Optics Corp., Inc., Barr Associates, Inc., Iridian Spectral Technologies, Ltd., Thin Film Technologies, Inc., and Evaporated Coatings, Inc. DSI's failure to effectively compete in the telecommunications market could adversely affect the trading price of our common stock.

WE SELL PRODUCTS TO OUR COMPETITORS AND PURCHASE COMPONENTS FROM OUR COMPETITORS, AND THESE RELATIONSHIPS COULD CHANGE BASED ON OUR COMPETITORS' INTERESTS. THIS CREATES A RISK OF POTENTIAL DECLINES IN SALES AND REDUCED ACCESS TO COMPONENTS.

Notwithstanding the fact that we compete with GE, Philips and Sylvania in the sale of our lighting products, we purchase a significant quantity of raw materials and private label lamps from these three companies (aggregating $17.4 million in fiscal 2000, of which $13.9 million was from GE) and derive significant revenue from sales of our materials, components, and systems to each of these three companies (aggregating $24.7 million in fiscal 2000, of which $7.9 million was to GE). Any significant change in our relationships with these companies, or in the manner in which these companies participate in the manufacturing, distribution, and sale of metal halide lighting products, could have a material adverse effect on our business and, in turn, holders of our securities.

IF THE TELECOMMUNICATIONS BUSINESS UNIT DOES NOT ACHIEVE ACCEPTABLE MANUFACTURING VOLUMES, YIELDS OR SUFFICIENT PRODUCT RELIABILITY, OUR OPERATING RESULTS COULD SUFFER

The manufacture of DSI's products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in DSI's manufacturing processes, or those of its suppliers, or inadvertent use of defective or contaminated materials, could significantly reduce DSI's manufacturing yields and product reliability. To the extent that the telecommunications business unit does not achieve acceptable manufacturing yields or experiences product shipment delays, our business, operating results and financial condition could be materially and adversely affected.

If we are successful in expanding the market for DSI's telecommunications products, we must increase our manufacturing volumes to meet customers' needs and satisfy customer demand. Failure to do so may materially harm our business, operating results and financial condition. In some cases, existing manufacturing techniques, which involve substantial manual labor, may be insufficient to achieve the volume or cost targets of our customers. As such, we will need to develop new manufacturing processes and techniques, which are anticipated to involve higher levels of automation, to achieve the targeted volume and cost levels. In addition, it may be difficult to hire qualified manufacturing personnel in a timely fashion, if at all, when customer demands increase over shortened time periods. While we continue to devote research and development efforts to improvement of our manufacturing techniques and processes, we may not achieve manufacturing volumes and cost levels that will fully satisfy customer demands.

IF DSI'S CUSTOMERS DO NOT QUALIFY DSI'S MANUFACTURING LINES FOR VOLUME SHIPMENTS, OUR OPERATING RESULTS COULD SUFFER

Customers will not purchase any of DSI's products (other than limited numbers of evaluation units) prior to qualification of the manufacturing line for the product. Each new manufacturing line must go through varying levels of qualification with our customers. This qualification process determines whether the manufacturing line achieves the customers' quality, performance and reliability standards. Delays in qualification can result in significant lost revenue opportunity over the term of that program. DSI may experience delays in obtaining customer qualification of new facilities. If DSI fails in the timely qualification of these or other new manufacturing lines, our operating results and customer relationships would be adversely affected.

FIBER OPTIC COMPONENT AVERAGE SELLING PRICES ARE DECLINING

Prices for telecommunications fiber optic components are generally declining because of, among other things, increased competition and greater unit volumes as telecommunications service providers continue to deploy fiber optic networks. We anticipate that average selling prices will decrease in the future in response to product introductions by competitors and DSI or to other factors, including price pressures from significant customers. Therefore, DSI must (1) timely develop and introduce new products that incorporate features that can be sold at higher selling prices and (2) reduce its manufacturing costs. Failure to achieve any or all of the foregoing may have a material adverse effect on our business, financial condition and operating results.

OUR AGREEMENTS WITH CREDITORS IMPOSE RESTRICTIONS THAT COULD IMPEDE OUR GROWTH

The bank credit facility and the 8% Notes indenture contain restrictive covenants, including

         - covenants limiting our ability and our subsidiaries' ability to incur additional indebtedness, pay dividends, make investments, consummate asset sales, enter into transactions with affiliates and incur liens; and

         - covenants imposing restrictions on the ability of our subsidiaries to pay dividends or make payments to us, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

Although the covenants are subject to exceptions which were designed to allow us and our subsidiaries to operate without undue restraint, these covenants could adversely affect our ability to finance our future operations or capital needs or engage in other business activities which may be in our interest. In addition, our bank credit facility requires that we maintain financial ratios. Our growth will depend in part upon our ability to fund acquisitions and investments, any of which may make it more difficult to maintain financial ratios. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under our bank credit facility that would entitle the lenders to accelerate payment of the entire debt. This would adversely affect us and holders of our securities. We replaced our earlier credit facility in 1999 and we have amended our bank credit facility since it was put into place, in part to amend these covenants. These amendments were necessary to allow us to borrow cash necessary to maintain our operations and to finance purchases of machinery and equipment to improve our operations. As a growth company, we may need to amend or replace our bank credit facility prior to its maturity on May 21, 2002.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

The Company was formed on May 19, 1995 and acquired ownership, primarily by merger (the "Combination"), of affiliated companies that were previously under common ownership and management (the "Predecessors"). Unless the context otherwise requires, the "Company" refers to Advanced Lighting Technologies, Inc., its subsidiaries and the Predecessors. Industry data in this Report with respect to the lighting industry is reported on a calendar year basis and includes the industrial, commercial and residential sectors, but not the automotive sector. Unless otherwise stated herein, such industry data is derived from selected reports published by the National Electrical Manufacturers Association ("NEMA").

THE COMPANY

Advanced Lighting Technologies, Inc. is an innovation-driven designer, manufacturer and marketer of metal halide lighting products. Metal halide lighting combines superior energy efficient illumination with long lamp (i.e., light bulb) life, excellent color rendition and compact lamp size. The Company believes that it is the only designer and manufacturer in the world focused primarily on metal halide lighting. As a result of this unique focus, the Company has developed substantial expertise in all aspects of metal halide lighting. The Company believes that this focus enhances its responsiveness to customer demand and has contributed to its technologically advanced product development and manufacturing capabilities.

The metal halide market is the fastest growing segment of the domestic lighting market, demonstrated by metal halide lamp sales having grown at a compound annual rate of approximately 15% since 1993, although growth has varied substantially from year to year. The Company's strong market position, new product development capabilities, strategic acquisitions and participation in international markets have enabled the Company to increase its revenues at rates in excess of the growth of the domestic metal halide market. The Company's sales increased at a compound annual growth rate of 38% to $225.0 million in fiscal 2000 from $86.5 million in fiscal 1997. The Company has experienced growth in net sales in each of the past seven years, and the Company's sales increased 16% to $225.0 million in fiscal 2000 from $193.2 million in fiscal 1999.

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

                              Metal Halide Products
               Vertical Integration from Materials through Systems

Products for Manufacturers               Products for End Users                  Innovative Products
                                                                                    for End Users
----------------------
|                    |             ---------------------
|    MATERIALS       |             |   Metal Halide    |
|                    |_____________|      Systems      |____________
|                    |             |  Produced by the  |            |
|      LAMPS         |             |      Company      |            |             -------------------
|                    |             ---------------------            |             |      New         |
|                    |..............................................|.............|   Applications   |
|  POWER SUPPLIES    |                                              |             |                  |
|                    |                                      ----------------      |  -Fiber Optics   |
|                    |......................................|  Commercial/ |      |  -Residential    |
|                    |                                      |  Industrial/ |      |  -Headlights     |
|     CONTROLS       |             Replacement Parts        |   Outdoor    |      |  -Projection TV  |
|                    |             Sold to End Users        | Applications |      -------------------
|                    |                                      ----------------
|                    |             -------------------------        |
| OPTICS/COATINGS    |             |  Metal Halide Systems |        |
|                    |_____________|      Produced by      |________|
----------------------             |    Third Parties      |
                                   -------------------------


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

While domestic sales of incandescent and fluorescent lamps have grown at a compound annual rate of approximately 3% since 1993, domestic metal halide lamp sales have grown at a compound annual rate of approximately 15% over the same period, making metal halide the fastest growing segment of the approximately $2.9 billion domestic lamp market. In 1999, metal halide accounted for approximately 10% of domestic lamp sales by dollar volume.

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

RECENT DEVELOPMENTS

On August 31, 2000, the Company completed a public offering of 1,700,000 shares of its common stock at a price of $15.00 per share under a $300.0 million shelf registration filed with the Securities and Exchange Commission which became effective in July 2000.

The public offering reduced the amount available for the issuance of various debt and equity securities under the shelf registration statement to approximately $274.5 million. The Company used the net proceeds from the public offering of approximately $22.9 million to repay revolving credit loan borrowings. The Company intends to subsequently borrow under its revolving credit loan facility to fund capital improvements, including optical coating production equipment, filter testing and measurement equipment and production facilities, and on research and development in its telecommunications business unit at Deposition Sciences, Inc.

In addition to the $300.0 million shelf registration discussed above, in July 2000 a $100.0 million shelf registration became effective under which the Company may from time-to-time issue various debt and equity securities to acquire assets, businesses or securities. At the date of filing this Report, the Company had no outstanding securities issued under this registration statement.

To expand the Company's ability to develop and market new metal halide products and systems and exploit other business opportunities, since 1997 the Company has completed a number of transactions, the most notable of which are described below.

In February 2000, the Company acquired the interest of Rohm and Haas Company in Unison, the fiber optic lighting joint venture with Rohm and Haas Company. Simultaneously, Unison transferred a substantial portion of its personal property (including intellectual property) to Fiberstars, Inc. The Company believes that Fiberstars, Inc. is in the best position to develop Unison's fiber optic lighting technology into commercially accepted lighting products. The transaction included cross-licensing of technology and a commitment by the Company to continue support of fiber optic lighting research and development. The Company paid $3.0 million, of which $2.3 million is represented by a note, to obtain the remaining interest in Unison. As consideration for the transferred assets, the Company received four warrants to purchase a total of 1,000,000 shares of Fiberstars, Inc. common stock for nominal consideration. These warrants are exercisable based on stock price and sales of products using Unison technology, but may be converted into at least 445,000 shares of Fiberstars, Inc. common stock at any time.

Effective January 2000, the Company obtained a controlling interest in its lamp manufacturing joint venture in India. By acquiring its joint venture partners' investment interest, the Company effectively increased its total ownership to approximately 90%. In conjunction with this increased investment, the Company has shipped approximately $3 million worth of new metal halide lamp-making equipment as part of an expansion of its facility in Chennai (Madras), India. The Chennai factory offers a very beneficial cost structure while meeting the Company's product quality standards. The products manufactured in the Indian facility are intended for use around the world and are expected to consist of both the Company's new Uni-Form(R) pulse start products as well as more-mature metal halide lamp types. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Expansion of Operations in India."
                                       16

On October 6, 1999, GE completed an investment in the Company of $20.6 million. The GE investment includes 761,250 shares of the Company's newly-created Series A Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a warrant to purchase an additional 1,000,000 shares of Common Stock of the Company (subject to adjustment), which is immediately exercisable. GE also holds 430,887 shares of Company Common Stock which it has held since the Company's initial public offering in 1995. In connection with the transaction, GE also received certain additional rights which would entitle GE, under certain circumstances, to voting control of the Company, through a combination of share purchases and proxies. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - General Electric Company Investment."

In October 1999, management decided, with the approval of the Board of Directors, to retain the Microsun business - the portable lighting fixture products business that uses metal halide lighting technology - as part of the Company's continuing operation. The decision to retain the business was based on management's belief that, among other reasons, the market demand for Microsun products remains substantial; the market potential will be expanded as the Microsun portable lighting fixtures will be marketed and sold along with other existing lines of products for residential use in an e-commerce format ("Microsun.com"); and the Microsun business will use the fulfillment capabilities and infrastructure of existing Company businesses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Discontinued Operations Subsequently Retained."

On January 28, 1998, the Company completed the acquisition of Deposition Sciences, Inc. ("DSI"), of Santa Rosa, California. DSI is a leader in the development of sophisticated thin film deposition systems and coatings for lighting applications, with particular emphasis on coatings for metal halide lighting systems, and other applications, including aerospace, defense and automotive applications. The stock of DSI was acquired in a privately-negotiated transaction. The purchase price consisted of 599,717 shares of the Company's Common Stock and approximately $14.5 million in cash. DSI has subsequently achieved technological feasibility on certain telecommunications products under development at the time of the acquisition.

On January 2, 1998, the Company acquired all of the capital stock outstanding of Ruud Lighting, Inc.(the "Ruud Stock"), located in Racine, Wisconsin. Ruud Lighting manufactures and directly markets high-intensity discharge ("HID") lighting systems, principally focusing on metal halide installations for commercial, industrial and outdoor lighting applications. The Ruud Stock was acquired from the five shareholders of Ruud Lighting in a privately negotiated purchase transaction. The purchase price for the Ruud Stock consisted of three million shares of the Company's Common Stock and approximately $35.5 million in cash.

EXECUTIVE OFFICES

The Company's principal executive offices are located at 32000 Aurora Road, Solon, Ohio 44139 and its telephone number is 440/519-0500.

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

Development of New and Advanced Metal Halide Power Supplies. Historically, the introduction of new metal halide lamps and systems has been constrained by the lack of complementary metal halide power supplies. Significant engineering expertise is required to adapt existing power supplies for new metal halide products. The Company believes that while domestic sales of metal halide power supplies approximated $210 million in 1999, power supply manufacturers, like lamp manufacturers, have focused on the larger fluorescent power supply market and, to a lesser extent, on the standard-type metal halide lamp market rather than development of new power supply products for specialized metal halide products and applications. The development of appropriate power supply sources focused on metal halide should significantly enhance the expansion of metal halide applications, reduce the development time currently required to introduce new metal halide products and improve the reliability and durability of existing metal halide products.

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

STRATEGY -- LIGHTING

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

The Company's strategic objective for lighting is to remain focused on the metal halide market and expand its leadership position in the metal halide lighting industry by: (i) continuing to use its vertical integration to introduce new products and applications; (ii) using its experience and technology to continually reduce cost and improve quality to improve cash flow from operations; (iii) strengthening the Company's relationships with OEMs and lighting agents to increase the number of metal halide applications and the penetration of the Company's products in new metal halide installations; and
(iv) seeking to demonstrate the superiority of metal halide lighting solutions, thereby stimulating domestic and international demand for the Company's products.

The Company seeks to achieve its strategic objective through internal growth, acquisitions and strategic investments, and focus on cost and quality. The Company's acquisitions and investments have been made in businesses that, when combined with the Company's existing capabilities and metal halide focus, are intended to provide technological, product or distribution synergies and offer the potential to enhance the Company's competitive position or accelerate development of additional metal halide market opportunities. To the extent its capital resources allow, the Company may consider other possible acquisition and strategic investment opportunities.

OPERATING STRATEGY -- LIGHTING

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

In addition, in order to increase the number of metal halide applications and the penetration of the Company's products, the Company pursues the following operating strategies:

Continue to Use Vertical Integration

The Company began operations as a manufacturer of metal halide salts and expanded into production of system components, initially lamps. The Company has expanded its focus on systems and components to include commercial and industrial systems (through the acquisition of Ruud Lighting), and magnetic and electronic power supplies. The Company has broadened its materials manufacturing capabilities to include filtering and optical coatings for lighting applications, through its acquisition of DSI in 1998. Through this vertical integration, the Company is able to develop and package complementary system components and develop systems which enable metal halide lighting to penetrate applications and markets currently served by older technologies. The Company will continue to use these vertically integrated operations to provide innovative lighting solutions.

Improve Operating Cash Flow

The Company has historically depended on outside capital sources to fund growth. In order to reduce this dependence and to improve its operating results, the Company continues to focus primarily on its metal halide products and to use its experience in the design and manufacture of metal halide materials, components and systems and focused metal halide technology to reduce operating costs by improving production processes and product quality without substantial capital investment. Management believes that achieving cost and quality goals will enhance operating cash flow to allow for profitable growth in a tight capital environment. The anticipated improvements should also improve overall financial performance, which will improve the Company's access to capital for future investments in its business.

Strengthen OEM and Lighting Agent Relationships

The Company concentrates on developing strong relationships with lighting fixture OEMs by providing the key system components for a lighting fixture, either alone or packaged as a unit, tailored to meet their needs. Historically, the Company provided specialized lamps tailored to meet OEM needs. With its ability to design and manufacture power supplies, the Company expects to better meet OEM needs by packaging the principal system components (lamps, power supplies, switches and controls) for a lighting fixture. Frequent interaction with OEMs serves dual purposes, providing the Company with valuable ideas for new component products and providing OEMs with the information necessary to market the Company's new products. Lamps and power supplies designed for a specific fixture are included with the fixture when sold by the OEM, increasing distribution of the Company's products. The Company has also entered into agreements with lighting agents to pay commissions for selling the Company's lamps. Such commissions, unique among lamp manufacturers, provide the agent an incentive to include the Company's metal halide lamps in its bids on a construction or renovation project. Through Ruud Lighting, which is a leading direct marketer of HID systems, the Company expects to continue to enhance its ability to directly market HID systems for commercial, industrial, outdoor and retail lighting applications, as well as replacement lamps.

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

LONG-TERM GROWTH STRATEGY -- LIGHTING

The Company is continuing to introduce more products for new applications and to expand the distribution channels for its products. The key elements of the Company's long-term growth strategy include:

Introduce New Products and Systems

The Company believes it has introduced a majority of the new lamps in the domestic metal halide lamp industry since 1985. As applications become increasingly complex, the advantage of simultaneous design of components as an integrated system is becoming more significant. The Company now manufactures and markets complete metal halide lighting systems for end-users, as well as complementary component packages for OEMs. The Company intends to develop, manufacture and market additional types of high performance and technologically advanced metal halide materials, components and systems. Capitalizing on its expanding production capability, design capability and unique metal halide focus, the Company expects to develop additional specialty systems, such as fiber optic lighting systems and projection television optical systems.

Increase Sales of Existing Products

By expanding existing relationships and developing new relationships with lighting agents and OEMs, the Company expects to increase sales of existing specialty lamps and power supplies. The Company is utilizing Ruud Lighting's distribution capability to expand sales of existing products, particularly replacement lamps. The Company also expects its sales of replacement lamps, as well as power supplies, to increase through its expanded distribution capability (resulting from the Ruud Lighting acquisition) and as the installed base of fixtures for the Company's specialty lamps increases. The Company expects to increase sales in the replacement lamp market, in part through a novel direct marketing approach to end users. The Company prints its toll-free phone number and e-commerce web site address on each lamp, and customers can order replacement lamps directly from the Company for express delivery. In addition, this interaction with customers provides the Company with the opportunity to market additional metal halide products.

Participate in International Markets

The Company intends to capitalize on opportunities in international markets in three ways. First, the Company directly exports its products to countries that do not impose restrictive tariffs, local content laws and other trade barriers. The primary countries and regions in which the Company directly markets products are the United Kingdom, Western Europe, Australia, Canada and Japan. Since July 1995, the Company has strengthened its distribution capabilities by acquiring or investing in its distributors in these countries. Second, the Company has pursued and may pursue strategic acquisitions and has built or may build manufacturing facilities in international markets. Third, in countries that impose trade restrictions, the Company has sold production equipment or has entered into joint ventures with local lamp manufacturers. Purchasers of production equipment have become customers for the Company's metal halide salts and other materials. The Company has existing joint ventures in China, Korea and Japan.

Penetrate the Residential Lighting Market

The Company believes that residential and consumer applications will represent a promising market for metal halide lighting within the next five years. Over the longer term, the Company intends to lead metal halide's penetration of the residential lighting market by: (i) expanding the marketing of its products, especially contractor-installed fixtures used in the construction of new and remodeled housing, building on Ruud Lighting's expertise in direct marketing to contractors; and (ii) developing the use of metal halide fiber optic systems primarily through its relationship with Fiberstars, Inc. and (iii) marketing metal halide portable lighting fixtures (e.g., table and floor lamps) in an e-commerce format (Microsun.com).

PRODUCTS

The Company designs, manufactures and sells metal halide materials, components and systems, which are used in a wide variety of applications and locations including:

- floodlighting                     - sports arena lighting            - general lighting
- architectural area lighting       - commercial downlighting          - industrial highbays
- general industrial lighting       - airport and railway station      - tunnel lighting
- billboard and sign lighting          lighting                        - indirect indoor sports
- site lighting                     - gas station canopy lighting        and office lighting
- soffit lighting                   - interior downlighting            - parking garage lighting
- hazardous location lighting       - decorative lighting              - security lighting
- accent lighting                   - retail store downlighting        - landscape lighting
                                      and track lighting

The Company also designs, manufactures and sells thin film deposition equipment for the lighting, telecommunications, ophthalmics and optics industries. The Company also designs, manufactures and sells photometric measurement instruments.

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

Through DSI, the Company also now produces optical thin film coatings, including coatings for lighting applications with particular emphasis on coatings for metal halide arc tubes, as well as antireflection coatings, and coatings for telecommunications products, electrochromic coatings for glass and plastic ophthalmic lenses, multilayer magnetic films and emissivity modification films for classified government applications, and infrared multilayer optical films on flexible polymeric substrates. Through a reactive sputtering process, these coatings are electrostatically attached to a product surface. When used in lighting applications, these coatings can significantly improve the optical performance of the light source, protect the system and its components from harmful ultra-violet and infra-red radiation, and increase the energy efficiency of the entire system. See also "Telecommunication Applications of Company Technology."

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

The Company believes it differentiates itself from other metal halide lamp manufacturers by offering a wider variety of lamps, many of which have been customized to offer a specific solution to a lighting problem. Since 1985, the Company believes that it has introduced a majority of the new lamps in the domestic metal halide lamp industry. Currently, the Company offers 76 specialty, 258 "second-generation" Uni-Form(R) pulse start and 132 standard-type lamps in 20 different watt variations ranging from 32 watts to 2,000 watts for over 30 different applications. In certain instances, the Company produces these products for its competitors on a private label basis in order to capture sales through competitors' distribution channels. The Company also sells standard-type lamps which it sources from other manufacturers.

In fiscal 1999, the Company introduced its new line of Uni-Form(R) pulse start products. Uni-Form(R) pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity.

Through Venture Lighting Power Systems, North America (formerly Ballastronix), the Company's Canadian subsidiary which manufactures magnetic power supplies, and Venture Lighting Europe (formerly Parry), the Company's United Kingdom subsidiary which manufactures magnetic and electronic power supplies for HID lighting systems, the Company currently offers over 450 power supply products. The Company also offers electronic controls for metal halide lighting systems.

A metal halide lighting system consists of a fixture, lamp, power supply, related electronic controls, optical systems, housing, support systems and any other necessary components assembled into a product for an end user. The Company believes it will be able to combine its metal halide expertise and system component manufacturing capabilities to design, develop, produce and market metal halide systems for innovative applications. Through its acquisition of Ruud Lighting, the Company has expanded its capability to manufacture and direct market HID lighting systems, particularly metal halide installations for commercial, industrial and outdoor lighting applications.

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

Production Equipment

In fiscal 1999, due to economic conditions in general, especially outside the United States, and as a result of the Company's cash preservation strategy, the Company's equipment manufacturing operation in Bellevue, Ohio was closed. Machinery, equipment and research and development facilities necessary to allow the Company to continue manufacturing and support of lamp production equipment, at reduced levels, has been moved to the Company's Solon, Ohio facility. The Company temporarily ceased the manufacture and sale of turnkey lamp production manufacturing groups in fiscal 1999. Although the Company may resume the sale of turnkey groups to third parties at any time, the Company believes that currently the best opportunity lies in manufacturing lamp production manufacturing groups for use by the Company and its joint venture operations.

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

Through DSI, a leader in the development of sophisticated thin film deposition equipment and measurement instrumentation and thin film products, the Company also has the capability to manufacture and market turnkey deposition equipment to produce thin film coatings for a variety of applications. These systems employ sputtering technology to place optically precise thin coatings on lighting components and other materials. When DSI sells a system to a customer, DSI will either operate the system for the customer at DSI's facility or transfer the system to the customer's facility. See also "Telecommunication Applications of Company Technology."

International Sales

International sales aggregated $79.1 million (35% of net sales) for fiscal 2000, $68.9 million (33% of net sales) for fiscal 1999 and $78.8 million (47% of net sales) for fiscal 1998. For information regarding the Company's international operations, see Note Q to "Notes to Consolidated Financial Statements."

PRODUCT DESIGN AND DEVELOPMENT

Management believes one of its key strengths is its ability to design and develop new products. The Company has dedicated research and development efforts in each of its product lines having invested $43.3 million or 7.4% of net sales into research and development over the last three full fiscal years. In fiscal 2000 the Company invested $14.8 million (6.6% of net sales) in research and development; in fiscal 1999, $17.7 million (9.2% of net sales); and in fiscal 1998, $10.8 million (6.4% of net sales). Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form(R) pulse start products. Uni-Form(R) pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. Historically, the Company's efforts primarily have been focused on the development of materials and system components.

Materials. The Company is focused on improving the purity of, and production processes for, metal halide salts. The Company pursues these efforts proactively as well as in response to customer requests for specific metal halide salts. The Company also focuses on designing and developing improved electrodes, amalgams and getters used in lamp manufacturing. Through DSI, the Company expects to continue producing thin film coatings primarily for lighting applications with particular emphasis on coatings for metal halide lighting systems, as well as develop related software, measurement and test instrumentation and reliable, cost-effective application processes. See also "Telecommunication Applications of Company Technology."

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

Materials

The Company markets materials (metal halide and other salts) directly to all high intensity discharge lamp manufacturers, primarily GE, Philips and Sylvania for use in their manufacture of lamps. The Company also markets lamp materials to its joint venture partners. In addition, the Company works very closely with its customers to manufacture materials according to their specifications. Certain customer-developed materials are considered proprietary to the Company's customers. The other lamp components manufactured by the Company are used primarily in the manufacture of its own lamps; however, some outside sales are made to other lamp manufacturers. The principal customers for the thin-film coating products of the Company include major lamp manufacturers. In addition, the Company markets its thin-film coatings to government suppliers for use in aerospace applications and to fiber optic telecommunications systems manufacturers. See also "Telecommunication Applications of Company Technology." Sales of materials accounted for approximately 13.3% of the Company's revenues in fiscal 2000, 12.1% in 1999 and 11.1% in 1998.

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

In addition to packaging power supplies with lamps, the Company is continuing direct marketing to OEMs and sales through electrical distributors. Sales of system components accounted for approximately 44.9% of the Company's revenues in fiscal 2000, 46.7% in fiscal 1999 and 57.4% in fiscal 1998.

Systems

The Company's commercial lighting systems are marketed primarily under the trade name "Ruud Lighting." Ruud Lighting markets and distributes its products primarily by direct marketing to lighting contractors. By marketing complete metal halide systems, the Company believes it may capture a greater market share in the metal halide industry. As a direct marketer of these commercial lighting systems, Ruud Lighting should enable the Company's new systems and technologies (embedded with the Company's system components) to gain wider acceptance in the marketplace. Ruud Lighting works closely with lighting contractors and is able to efficiently assist them in implementing these new systems and technologies. The Company is also seeking to lead metal halide's penetration of the residential lighting market by: (i) expanding the marketing of its products, especially contractor-installed fixtures used in the construction of new and remodeled housing, building on Ruud Lighting's expertise in direct marketing to contractors; (ii) developing the use of metal halide fiber optic systems through its relationship with Fiberstars, Inc. and (iii) marketing metal halide portable lighting fixtures (e.g., table and floor lamps) in an e-commerce format (Microsun.com). Systems accounted for approximately 39.3% of the Company's revenues in fiscal 2000, 37.1% in fiscal 1999 and 22.2% in fiscal 1998.

Production Equipment

The Company's production equipment is manufactured for internal use and is marketed to existing companies for turnkey production of thin-film coatings. Until the temporary cessation in fiscal 1999, the Company also marketed turnkey lamp production equipment groups to existing companies and its joint venture partners. The Company also markets production equipment to its joint venture partners. External sales of production equipment accounted for approximately 2.5% of the Company's revenues in fiscal 2000, 4.1% in fiscal 1999 and 9.3% in fiscal 1998.

MANUFACTURING AND OPERATIONS

The Company's lamp manufacturing facilities in Solon, Ohio and Chennai (Madras), India operate five days a week, 16 hours a day, with the Company's lamp manufacturing employees working in two eight-hour shifts each day. The manufacturing of metal halide lamps consists of three primary processes. First, the quartz arc tube is shaped, electrodes for carrying the current are installed, the metal halide salt dose is introduced and the arc tube is sealed. The process is performed at high temperatures in carefully controlled conditions to ensure that the arc tube is properly sealed and that no impurities enter the arc tube. Second, the arc tube is mounted inside a pyrex bulb container and sealed. Finally, the lamp is finished by adding a contact for the electrical outlet. Although light output of metal halide lamps is not affected by ambient temperatures, an outer bulb is used to prevent contact with the arc tube, which operates at extremely high temperatures. Quartz and pyrex(R) are used in the production of metal halide lamps because of their durability and ability to retain shape and function at extremely high temperatures. Finished lamps are inspected, tested and then shipped in accordance with customer instructions. The Solon facility also houses research and development operations and lamp production equipment operations.

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

The Ruud Lighting manufacturing facility in Racine, Wisconsin operates five days per week, with two eight-hour shifts per day. The manufacturing process is primarily assembly-to-order based on customer needs. Ruud Lighting's facility is ISO 9001-registered. The paint finishing facility is seven years old and is capable of providing the combination of E-Coat primer and acrylic powder topcoat finishing style typically required by the automotive industry.

At the Company's DSI facility in Santa Rosa, California, the Company produces optical thin film coatings for a variety of applications, as well as measurement and test instrumentation and equipment for deposition of thin film coatings. The facility operates five days per week with three eight-hour shifts per day. Coatings and systems are produced in accordance with exacting customer specifications. Management believes that DSI has expertise over a broad range of thin film deposition technologies allowing application of the coating technology most suitable for a particular client need. See also "Telecommunication Applications of Company Technology."

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

Raw materials and components for DSI coatings and equipment are sourced from outside suppliers. The Company has multiple qualified sources for critical materials and components. See also "Telecommunication Applications of Company Technology."

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

DSI has one or two principal competitors in each of its traditional markets (lighting, coating equipment and government/aerospace). The Company believes that competition in thin film coatings is generally based on quality of coatings, technological expertise to design and deliver customized coating solutions and customer service. The Company believes that it competes successfully on the basis of all three of these measures. While competition is strenuous with these existing competitors, management believes that the high technical content of the products and services in these markets make entry by new thin film coating manufacturers relatively difficult. See also "Telecommunication Applications of Company Technology."

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

The Company's North American and European power supply products compete primarily with products of two manufacturers, Advance Transformer, a subsidiary of Philips, and MagneTek, both headquartered in the United States. Both these companies have focused on the large fluorescent power supply market whereas the focus of the Company's acquisitions, Ballastronix and Parry, has been in HID magnetic power supplies for use primarily in metal halide applications. Competition in power supplies has traditionally depended on price and delivery, which has resulted in the failure to develop power supplies to optimize metal halide lighting systems. The Company's power supply operations intend to compete on the ability to deliver power supplies which are designed to enhance performance of metal halide lighting systems.

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

DSI has one or two principal competitors in each of its traditional markets (lighting, coating equipment and government/aerospace). While competition is strenuous with these existing competitors, management believes that the high technical content of the products and services in these markets make entry by new thin film coating manufacturers relatively difficult.

DSI competes with respect to its major telecommunications products with numerous producers of components and systems, many of which possess greater financial, manufacturing, marketing and distribution resources than DSI. The principal competitors for DSI's products are certain large OEMs, such as JDS Uniphase Corporation, Corning Incorporated, Nortel Networks Corporation, and Lucent Technologies, Inc., which have significant internal capability to manufacture thin film filter products, and a variety of smaller companies which specialize in optical coatings, such as DiCon Fiberoptics, Inc., Precision Optics Corp., Inc., Barr Associates, Inc., Iridian Spectral Technologies, Ltd., Thin Film Technologies, Inc., and Evaporated Coatings, Inc.

INTELLECTUAL PROPERTY

The Company relies primarily on trade secret, trademark and patent laws to protect its rights to certain aspects of its products, including proprietary manufacturing processes and technologies, product research and concepts and trademarks, all of which the Company believes are important to the success of its products and its competitive position. In the past, the Company has successfully taken legal action to enjoin misappropriation of trade secrets by other parties. Any litigation involving misappropriation of the Company's trade secrets or other intellectual property rights could require the Company to increase significantly the resources devoted to such efforts. In addition, an adverse determination in litigation could subject the Company to the loss of its rights to a particular trade secret, trademark or patent, could require the Company to grant licenses to third parties, could prevent the Company from manufacturing, selling or using certain aspects of its products or could subject the Company to substantial liability, any of which could have a material adverse effect on the Company's results of operations. The patent positions of companies such as ADLT and its subsidiaries can be highly uncertain and involve complex legal and factual questions, and therefore the breadth of claims allowed in such patents and their enforcability cannot be predicted. Therefore, we cannot assure you that the claims in any existing or subsequently issued patent will be sufficient to protect ADLT's or its subsidiaries intellectual property or that such patent will not be challenged, invalidated, held unenforceable or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages. See also "Item 3. Legal Proceedings."

TELECOMMUNICATION APPLICATIONS OF COMPANY TECHNOLOGY

Telecommunications Business Unit

A portion of the in-process research and development which was acquired when the Company acquired DSI was for research and development projects directed at telecommunications applications (the "Fiber Optics Project"). These projects involved the development of processes for the application of optical coatings to products for telecommunications applications. At the time of the acquisition the future importance of these technologies and optical products to telecommunications infrastructure was not clear. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Update on In-Process Research and Development."

The Fiber Optics Project was directed at development of (i) optical coatings that reduce insertion losses in fiber optic communications systems, including wavelength division multiplexing (WDM) and dense wavelength division multiplexing (DWDM) systems; (ii) collimating micro-optics for use in WDM and DWDM systems; (iii) filter elements for use in WDM systems; (iv) secondary filter elements for use in DWDM systems; and (v) narrow bandpass filter elements for use in the multiplex/demultiplex function of DWDM systems. WDM and DWDM are technologies that allow multiple wavelengths of light to be simultaneously transmitted through a single fiber optic cable. The first four projects have resulted in commercial products, and sales of these products reached $1,453,000 in fiscal 2000, an increase of 46% over the $993,000 recognized in fiscal 1999. Although the Company has not yet completed development of its technology for production of narrow bandpass filter elements, the Company believes that it will develop commercial narrow bandpass filter products which take advantage of the Company's patented MicroDyn(R) sputtering technology.

While the Company does apply optical coatings to elements supplied by its customers, an increasing portion of its business is the supply of entire assemblies and components. The Company expects that this trend to forward integration will continue and accelerate. The Company has existing manufacturing capacity to support sales of up to $10 million per year of existing products. If narrow bandpass DWDM filter elements are successfully developed, following additional capital investments, the Company anticipates achieving additional manufacturing capability and revenue for these products. The Company believes that it can increase its production capacity for its telecommunications products beyond existing levels with additional capital expenditures, on which this growing business depends.

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

The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its future financial position or results of operations. Capital expenditures and operating expenses in fiscal 2000, fiscal 1999 and fiscal 1998 attributable to compliance with such legislation were not material.

EMPLOYEES

As of June 30, 2000, the Company had approximately 2,020 full-time employees, consisting of employees engaged in the designing, manufacturing and marketing of materials (174 employees), system components (1,135 employees), systems (657 employees) and production equipment (14 employees) and 40 employees in corporate/administrative services. The Company believes that its employee relations are good. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

ITEM 2.  PROPERTIES

The Company's headquarters are located in Solon, Ohio, and the Company maintains manufacturing facilities in California, Ohio, Illinois, Wisconsin, Rhode Island, Chennai (Madras), India, Nova Scotia, Canada and Draycott, England. Set forth below is certain information with respect to the Company's principal facilities as of June 30, 2000:

                                                                                                     APPROXIMATE
                                                                                                        SQUARE        OWNED/
            FACILITY LOCATION                                     ACTIVITIES                           FOOTAGE        LEASED
-----------------------------------------   ------------------------------------------------------   ------------  -------------
 NORTH AMERICA

 Racine, Wisconsin                           Office, manufacturing, finishing,                           440,000       Owned
                                                distribution warehouse

 Solon, Ohio                                 Office, systems components manufacturing,                   330,000       Owned
                                                distribution warehouse

 Urbana, Illinois                            Materials manufacturing                                      62,000       Owned

 Santa Rosa, California                      Office, manufacturing                                        23,000       Owned
                                                                                                          20,000      Leased

 Amherst, Nova Scotia, Canada                Office, power supply manufacturing, warehouse                45,000       Owned

 Middletown, Rhode Island                    Office, fixture manufacturing                                37,000       Owned

 Mississauga, Ontario, Canada                Distribution warehouse, office                               13,000      Leased

 OTHER

 Draycott, England                           Office, power supply manufacturing, warehouse               125,000       Owned

 Chennai (Madras) India                      System components manufacturing                              40,000       Owned

 Wantirna South, Victoria, Australia         Distribution warehouse, office                               33,000       Owned

 Mitcham, Victoria, Australia                Distribution warehouse, office                               15,000      Leased

 Florence, Italy                             Office, fixture assembly, warehouse                          10,000      Leased



The owned facilities are subject to mortgages in the following approximate outstanding amounts as of June 30, 2000: Racine -- $9.6 million; Solon -- $4.7 million; Santa Rosa -- $1.2 million; and Urbana -- $553,000. The aggregate annual rental cost of leased facilities is approximately $1.2 million, and the average remaining lease term is 3.8 years.

ITEM 3.  LEGAL PROCEEDINGS

In April and May 1999, three class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged shareholders of the Company on behalf of themselves and purported classes consisting of Company shareholders, other than the defendants and their affiliates, who purchased stock during the period from December 30, 1997 through September 30, 1998 or various portions thereof. A First Amended Class Action Complaint, consolidating the three lawsuits, was filed on September 30, 1999, and the action is now pending before a single judge. The named defendants in the case - styled In Re Advanced Lighting Technologies, Inc. Securities Litigation, Master File No. 1:00CV836, pending before the United States District Court, Northern District of Ohio - are the Company and its Chairman and Chief Executive Officer (CEO).

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

The Company and the CEO believe that these claims lack merit. The Company and the CEO filed a Motion to Dismiss the Complaint, which was denied. The case will now proceed. The Company and the CEO intend to continue to vigorously defend against these actions.

Excluding the case noted above, the Company does not have pending any litigation which, separately or in the aggregate, if adversely determined, could reasonably be expected to have a material adverse effect on the Company. The Company and its subsidiaries may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of their business.

The Company's DSI subsidiary has received notice from a competitor, which manufactures and markets equipment for the application of thin-films and provides thin-film coatings for lighting and other markets. The competitor questioned whether certain of DSI's equipment infringes on the competitor's patented process. DSI responded to this inquiry and has not received any further communication concerning this question as to infringement since April 1999. In the event any claim of infringement is made, DSI's management intends to vigorously defend any such claim. Separately, the same competitor has filed an opposition to DSI's European MicroDyn(R) patent. DSI has defended and intends to continue to vigorously defend such opposition. The Company does not expect such patent opposition to be successful and, even if it were successful, the Company does not believe that it would have a material adverse effect of DSI's or ADLT's business, business prospects or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                       36

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The Common Stock is quoted on the Nasdaq National Market under the symbol "ADLT." The following table sets forth for the periods indicated the range of high and low sale prices for the Common Stock, as reported on the Nasdaq National Market:

                                                                               HIGH             LOW
                                                                               ----             ---
Fiscal Year Ending June 30, 2000
         First Quarter..................................................      $  9.00          $  6.88
         Second Quarter.................................................         8.50             4.75
         Third Quarter..................................................        23.75             5.56
         Fourth Quarter.................................................        22.00             9.13

Fiscal Year Ended June 30, 1999
         First Quarter..................................................      $ 27.75          $  8.31
         Second Quarter.................................................        10.88             4.38
         Third Quarter..................................................        13.94             6.00
         Fourth Quarter.................................................         9.00             5.63

As of August 31, 2000 there were approximately 300 holders of record of the Company's Common Stock. The Company has never declared or paid a cash dividend. The terms of the Company's $60 million Bank Credit Facility prohibit the payment of dividends, other than dividends consisting of Company stock, without the consent of the lending banks. The Company's Indenture relating to its 8% Senior Notes limits the payment of cash dividends by the Company to certain amounts determined by the Company's earnings and equity investment in the Company after March 31, 1998. In addition, financial covenants, including ratios, contained in the Bank Credit Facility, may limit payment of dividends indirectly.

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

                                                                            FISCAL YEAR ENDED JUNE 30,
                                                          -------------------------------------------------------------
                                                             2000         1999         1998         1997         1996
                                                          ---------    ---------    ---------    ---------    ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DOLLAR AMOUNTS)
OPERATING STATEMENT DATA:

Net sales                                                 $ 225,036    $ 193,203    $ 168,349    $  86,490    $  54,636

Costs and expenses:
  Cost of sales                                             135,478      135,773      101,697       45,738       29,164
  Marketing and selling                                      41,208       45,035       29,990       15,832        8,755
  Research and development                                   14,763       17,680       10,843        5,804        3,000
  General and administrative                                 15,385       21,192       12,208        7,184        6,152
  Settlement of claims (1) (2)                                 --           --           --            771        2,732
  Fiber optic joint venture formation costs                    --           --            212          286         --
  Purchased research and development (3)                       --           --         18,220         --           --
  Special charges (3)                                          (475)      31,107       15,918         --           --
  Amortization of intangible assets                           2,766        2,789        1,691          406           90
                                                          ---------    ---------    ---------    ---------    ---------
Income (loss) from operations                                15,911      (60,373)     (22,430)      10,469        4,743

Interest income (expense), net                              (13,393)     (12,767)      (2,388)        (668)      (1,316)
Gain (loss) from equity investment (4)                           70       (6,318)        (501)        --           --
                                                          ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  income taxes, minority interest, extraordinary
  charge and accounting change                                2,588      (79,458)     (25,319)       9,801        3,427
Income taxes                                                    635        2,281       (1,311)       2,697          910
                                                          ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  extraordinary charge and accounting change                  1,953      (81,739)     (24,008)       7,104        2,517
Minority interest                                               (25)        --           --           --           --
Recontinuance of previously discontinued operations (5)        --          1,331       (1,331)        --           --
                                                          ---------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary
  charge and accounting change                                1,928      (80,408)     (25,339)       7,104        2,517
Extraordinary charge, net of
  applicable income tax benefits (6)                           --           (902)        (604)        --           (135)
Cumulative effect for change in accounting (7)                 --         (2,443)        --           --           --
                                                          ---------    ---------    ---------    ---------    ---------
Net income (loss)                                         $   1,928    $ (83,753)   $ (25,943)   $   7,104    $   2,382
                                                          =========    =========    =========    =========    =========

Earnings (loss) per share - diluted (8):
  Income (loss) from continuing operations                $     .01    $   (4.04)   $   (1.32)   $     .52    $     .12
  Recontinuance of previously discontinued operations          --            .07         (.07)        --           --
  Extraordinary charge                                         --           (.05)        (.04)        --           (.01)
  Cumulative effect for change in accounting                   --           (.12)        --           --           --
                                                          ---------    ---------    ---------    ---------    ---------
Net earnings (loss) per share - diluted                   $     .01    $   (4.14)   $   (1.43)   $     .52    $     .11
                                                          =========    =========    =========    =========    =========

Shares used for computing per share amounts - diluted        21,331       20,232       18,195       13,558        9,479
                                                          =========    =========    =========    =========    =========

                                             Fiscal Year Ended June  30,
                                 ----------------------------------------------------
                                   2000       1999       1998       1997       1996
                                 --------   --------   --------   --------   --------
Balance  Sheet Data:

   Cash and cash equivalents     $  3,890   $  3,830   $ 21,917   $  4,198   $  1,682
   Working capital                 40,004     18,629     79,852     42,380     17,341
   Total assets                   304,475    284,506    329,434    134,838     56,297
   Long-term debt                 158,110    152,496    117,756     35,908     11,034
   Preferred stock                 16,999       --         --         --         --
   Common shareholders' equity     82,783     77,441    170,837     66,032     26,594


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

(3) Fiscal 1999 results include special charges related to the Company's plans to accelerate its focus on metal halide products, insulate it from deteriorating economic conditions in the Pacific Rim, exit its noncore products, integrate fully its core and acquired U.S. operations to produce profitable growth and reduce its use of cash. Specific initiatives by the Company included principally: (a) limiting further Pacific Rim expansion,
     (b) changing global lamp manufacturing strategy, (c) restructuring marketing operations in North America and Europe, (d) accelerating exit from noncore product lines, (e) consolidating equipment manufacturing operations, (f) reducing corporate and administrative overhead, and (g) evaluating long-lived assets. Also included in special charges are amounts related to the wind-down of portable fixture manufacturing operations. The amounts are classified in the fiscal 1999 statement of operations as: cost of sales-- $3,956 and, special charges-- $31,107.

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

(4) In fiscal 1999, the loss from equity investments includes a pretax noncash write-down of $5,883 related to the Company's investment in the Unison joint venture.

(5) Microsun Technologies, Inc. ("Microsun") was identified in March 1998 for disposition through a plan to distribute to ADLT shareholders all of the ownership of Microsun in a tax-free spin-off transaction estimated to be completed by December 1998. Because of the deterioration of the capital markets and the inability to raise capital necessary to spin-off the Microsun business, the Company concluded that it would wind-down the operations, close the manufacturing facilities and liquidate the assets of Microsun. In October 1999, management decided, with the approval of the Board of Directors to retain the Microsun business - the portable lighting fixture products business that uses metal halide lighting technology - as part of the Company's continuing operation. In accordance with the accounting requirements for recontinuance, the financial statements have been reclassified to present Microsun within continuing operations.

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

(8) Net earnings per share is based upon the income attributable to holders of Common Stock. Such income has been decreased by preferred share accretion of $1,796 ($.08 per share) in fiscal 2000 and increases in the value of warrants aggregating $1,350 ($.14 per share) in fiscal 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars in thousands, except per share data amounts)

The following discussion should be read in connection with the Company's Consolidated Financial Statements and Notes thereto included in Item 8 - Financial Statements and Supplementary Data.

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

Consistent with the Company's strategy for new product introductions, the Company invests substantial resources in research and development to engineer materials and system components to be included in customers' specialized lighting systems. Over the last three fiscal years, the Company has spent an aggregate of $43,286 on research and development, representing 7.4% of aggregate net sales over that period. Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form(R) pulse start products. Uni-Form(R) pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. The Company has spent additional amounts for manufacturing process and efficiency enhancements, which were charged to cost of goods sold when incurred. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

The Company also has invested substantial resources in acquisitions and strategic investments. In January 1998, the Company acquired Ruud Lighting, Inc. and DSI. These acquisitions enabled the Company to complete the assembly of the necessary operations to take a leadership role in the development, manufacturing and marketing of new and better systems in the growing metal halide lighting industry. See also Item 1. "Business - Recent Developments" above and "Liquidity and Capital Resources" below.

RECENT DEVELOPMENTS

ISSUANCE OF COMMON STOCK

On August 31, 2000, the Company completed a public offering of 1,700,000 shares of its common stock at a price of $15.00 per share under a $300,000 shelf registration filed with the Securities and Exchange Commission which became effective in July 2000.

The public offering reduced the amount available for the issuance of various debt and equity securities under the shelf registration statement to approximately $274,500. The Company used the net proceeds from the public offering of approximately $22,900 to repay revolving credit loan borrowings. The Company intends to subsequently borrow under its revolving credit loan facility to fund capital improvements, including optical coating production equipment, filter testing and measurement equipment and production facilities, and on research and development in its telecommunications business unit at Deposition Sciences, Inc.

In addition to the $300,000 shelf registration discussed above, in July 2000 a $100,000 shelf registration became effective under which the Company may from time-to-time issue various debt and equity securities to acquire assets, businesses or securities. At June 30, 2000, the Company had no outstanding securities issued under this registration statement.

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

The GE investment includes 761,250 shares of the Company's newly-created Series A Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the "Initial Warrant") to purchase an additional 1,000,000 shares of Common Stock of the Company (subject to adjustment), which is immediately exercisable. GE also holds 430,887 shares of Company Common Stock which it has held since the Company's initial public offering in 1995. The Series A Stock, Common Stock issuable on exercise of the Initial Warrant and the Common Stock held by GE represent (after giving effect to the shares issued on exercise of the Initial Warrant) approximately 17.1% of the voting power and equity ownership of the Company. See "Terms of the Series A Stock" and "Terms of the Initial Warrant" below. Pursuant to the terms of the stock purchase agreement, GE provided the Company with candidates for the Company's Board of Directors who are not directors, officers, employees or 10% shareholders of GE. The Company is required to cause the number of such candidates serving on the Board to be equal to the greater of 20% of the number of members of the Board or the number of members which most nearly corresponds to GE's percentage ownership interest in the Company. In December 1999, the Company appointed two GE candidates to the Board of Directors.

The proceeds of the GE transaction were applied principally to the reduction of short-term liabilities and outstanding amounts under the Company's Bank Credit Facility, and had the effect of increasing available borrowings under the Company's Bank Credit Facility.

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

The Company is required to redeem any shares of Series A Stock which have not been converted or retired on September 30, 2010. Any such redemption would be made at the Liquidation Preference Amount. In addition, holders of the Series A Stock may require the Company to redeem their shares of Series A Stock by giving notice to the Company on or before September 30, 2004. If such notice is given, the Company will be required to make such redemption on or prior to September 30, 2005. In addition, holders of Series A Stock will be entitled to require the Company to redeem the Series A Stock following the occurrence of any of the following events (each a "Triggering Event"): any action by the Company to give effect to certain major corporate actions, including actions to merge, sell all or a substantial portion of its assets (other than in the ordinary course of business), issue capital stock, incur or have outstanding indebtedness for borrowed money in excess of $210,000. Upon the occurrence of a Triggering Event, the holders of the Series A Stock may require the Company to redeem their shares of Series A Stock by giving notice to the Company within 90 days following the Triggering Event. If such notice is given, the Company will be required to make such redemption within one year following such notice. Any such redemption would be made at the Liquidation Preference Amount. Under the terms of the Company's Bank Credit Facility and the indenture (the "Indenture") relating to the Company's Senior Notes due 2008, the redemption of the Series A Stock would currently constitute an event of default, permitting acceleration of the related indebtedness. If prior consent of the banks is obtained, the redemption is permitted under the Bank Credit Facility. Payments for the redemption of equity securities are "Restricted Payments" under the Indenture. The total of all "Restricted Payments" under the Indenture (with exceptions not applicable to stock redemption) cannot exceed one-half of the total of consolidated net earnings of the Company (excluding consideration of certain unusual items) from April 1, 1998 (taken as a single period) plus the amount of proceeds received from sales of non-redeemable stock. As of June 30, 2000, the Company had a net loss, excluding extraordinary items, of $73,371 for the period. Proceeds of qualifying stock sales for the period have been approximately $25,224 (including the proceeds of the Company's public offering of Common Stock completed in August 2000). Until this deficit has been cured, and sufficient proceeds are received and/or earnings are achieved, the Company cannot redeem the Series A Stock without causing an event of default with respect to the Senior Notes. In addition, the Indenture prohibits Restricted Payments (with exceptions not applicable to stock redemptions) at any time where the ratio of EBITDA to Interest Expense for the preceding four fiscal quarters does not exceed 2.5 to 1.

If the Company fails to make any redemption as required (subject to permitted deferrals in the event that such redemption would cause an event of default with respect to certain indebtedness of the Company), the conversion ratio of the Series A Stock would be increased from four shares of Common Stock to eight shares of Common Stock per share of Series A Stock. In addition, the conversion ratio is subject to adjustment to prevent dilution of the interest of GE by the issuance of Common Stock after October 6, 1999. Except for issuance of shares under existing employee benefit plans, and certain other enumerated exceptions, any shares of Common Stock issued at a price below $6.75 per share, or, if higher, below the then current market price, would result in adjustment of the conversion ratio. Any adjustment in the conversion ratio would not affect the voting power represented by shares of Series A Stock prior to conversion.

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

Terms of the Initial Warrant

The Initial Warrant entitles the holder to purchase shares of Company Common Stock at $.01 per share. The Initial Warrant is immediately exercisable for 1,000,000 shares (subject to adjustment) of Common Stock. The number of shares subject to the Initial Warrant will be subject to adjustment at any time prior to exercise if the Company issues Common Stock at a price below $6.75 per share or, if higher, below the then current market price.

Additional Terms of the GE Transaction

In addition to GE's initial investment, under certain circumstances, GE will be entitled to make additional investments in the Company and receive the right to vote additional shares of Company Common Stock. The exercise of certain of these rights is subject to applicable law, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Approval"). GE and the Company entered into a Contingent Warrant Agreement ("Contingent Warrant Agreement"). The Contingent Warrant Agreement identifies certain occurrences which will entitle GE to exercise these rights.

Upon the Second Occurrence (defined below), if it occurs, GE would be required to exercise in full the Initial Warrant. In addition, GE would receive the right to vote the number of shares then owned by Wayne R. Hellman and Hellman, LTD. pursuant to proxies granted by Messrs. Hellman and Ruud. GE would receive the right to vote the number of shares as to which Mr. Hellman then has voting power pursuant to the Hellman Voting Trust or Irrevocable Proxies granted with respect to shares removed from the Hellman Voting Trust (all shares voted by Mr. Hellman, currently approximately 3.9 million shares, are referred to collectively as the "Hellman Shares"). GE would also have an option, at the then current market price, to purchase from Messrs. Hellman and Ruud, the number of shares of Common Stock which, together with the shares owned by GE, would represent 25% of the voting power of the Company. The Company would also be required to grant to GE an additional warrant (the "First Contingent Warrant") to purchase shares of Company Common Stock at the then current market price. The number of shares subject to the First Contingent Warrant would be equal to the number of shares required to allow GE to have a majority of the voting power of the Company, assuming GE had effective proxies with respect to all shares as to which Messrs. Hellman and Ruud then have voting power. Currently, the number of shares subject to the First Contingent Warrant would be approximately 2.3 million shares. The number of shares subject to the First Contingent Warrant increases on a one-for-one basis for each share newly issued by the Company and increases on a two-for-one basis for each share sold as to which Messrs. Hellman or Ruud have voting power.

The exercise of the First Contingent Warrant, the options on shares held by Messrs. Hellman and Ruud, and effectiveness of GE's proxy with respect to any such shares is subject to HSR Approval (which requires the Company and GE to provide information to the federal government to allow it to determine whether to contest an increase by GE to an interest in the Company in excess of 25% pursuant to antitrust law). If the proxies become effective after the Second Occurrence, GE will have the proxies to vote the number of Hellman Shares and will be entitled to exercise approximately 37.2% of the then outstanding voting power of the Company (assuming that none of the Hellman Shares have been transferred by the beneficial owners and no issuance of additional shares by the Company other than pursuant to the GE transaction) or approximately 35.3% of the voting power of the Company on a fully diluted basis. Therefore, upon a Second Occurrence and the ability to exercise the First Contingent Warrant, GE could obtain in excess of 35% of the voting power of the Company on a fully diluted basis. If GE were to acquire in excess of 35% of the voting power of the Company on a fully diluted basis, the terms of the Indenture relating to the Senior Notes would require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest ("Offer to Repurchase Notes"), and the Company's banks will have the ability to demand payment of the Bank Credit Facility.

Upon the Third Occurrence (defined below), GE would receive the right to vote the number of shares then owned by Mr. Ruud, and the right to vote the number of shares as to which Mr. Ruud then has voting power pursuant to the Ruud Voting Trust or Irrevocable Proxies granted with respect to shares removed from the Ruud Voting Trust, currently approximately 3.6 million shares (the "Ruud Shares"). The effectiveness of this right requires that the conditions for the effectiveness of the proxies following the Second Occurrence have been satisfied. If the proxies on the Ruud Shares become effective after the Third Occurrence, GE will have the right to vote the Ruud Shares and will be entitled to exercise approximately 48.4% of the then outstanding voting power of the Company (assuming that none of the Hellman Shares or the Ruud Shares have been sold by the beneficial owners, no exercise by GE of the Contingent Warrants and no issuance of additional shares by the Company other than pursuant to the GE transaction). If the Company has not already made an Offer to Repurchase Notes, it will be required to make the offer upon effectiveness of the proxy on the Ruud Shares and the Company's banks will have the ability to demand payment of the Bank Credit Facility. In addition, GE will receive an additional warrant (the "Second Contingent Warrant") which will entitle GE to purchase additional shares of Common Stock at the then current market price. The number of shares subject to the Second Contingent Warrant will be the number of shares necessary to give GE 50% plus one vote of the voting power of the Company (including the exercise of all outstanding Warrants, shares subject to irrevocable proxies, the shares subject to the Second Contingent Warrant and all proxies held with respect to Hellman Shares and Ruud Shares). After the Third Occurrence, if the Company issues additional shares of Common Stock to anyone other than GE, GE will be entitled to purchase, on the same terms given to the third party, the number of shares required to maintain GE's voting power.

The basis for GE's additional rights will be the failure of the Company to maintain a 2.0 to 1.0 ratio of EBITDA (as defined) to Interest Expense (as defined) over the applicable measurement periods. The first measurement period was the six months ended December 31, 1999. Thereafter, the measurement periods are the six months ending on the last day of each successive fiscal quarter until September 30, 2010. The first failure to maintain the required ratio would be the "First Occurrence," the second such failure would be the "Second Occurrence" and the third such failure would be the "Third Occurrence." The ratio for the six months ended December 31, 1999, was 1.9 to 1.0 and, therefore, the First Occurrence has taken place. However, after the First Occurrence, if the Company maintains the required ratio in the three fiscal quarters immediately prior to the failure, a Second Occurrence or Third Occurrence, as the case may be, would not be effective as a result of such failure. In August 2000 in connection with the Company's public offering and sale of 1.7 million shares of its Common Stock, GE agreed that there would be no measurement periods for the six-month periods ended June 30, 2000 or September 30, 2000; therefore, the next measurement period will be the six months ended December 31, 2000. The Company maintained at least a 2.0 to 1 ratio of EBITDA to Interest Expense in each of the last three quarters of fiscal 2000. Under the terms of the transaction, EBITDA consists of net earnings, plus interest expense, plus depreciation and amortization, plus income taxes, less extraordinary gains and gains from asset sales plus extraordinary losses and losses from asset sales. Interest Expense consists of interest expense (net of interest income) calculated in accordance with generally accepted accounting principles, but excludes amortization of deferred financing costs up to a maximum of $125 in any fiscal quarter.

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

The Chennai factory offers a beneficial cost structure while meeting the Company's product quality standards. By the second half of fiscal 2001, the Company projects an annual production rate of two million units, or approximately $25,000 worth of potential product sales. The products produced in the Indian facility will be used around the world and will consist of both the Company's new Uni-Form(R) pulse start products as well as more-mature metal halide lamp types.

TELECOMMUNICATIONS BUSINESS UNIT

In February 2000, the Company announced the creation of its Fiber Optic Telecommunications Business Unit, which develops and manufactures passive optical telecommunications devices and components based on its optical coating technology. The telecommunications operations are located in Santa Rosa, California, at the DSI business campus. The Telecommunications Unit exploits the proprietary coating equipment, advanced thin film technologies, and measurement capabilities developed by DSI over the last fourteen years for a wide variety of demanding products in both military and commercial applications.

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

A portion of the in-process research and development which was acquired when the Company acquired DSI was for research and development projects directed at telecommunications applications (the "Fiber Optics Project"). These projects involved the development of processes for the application of optical coatings to products for telecommunications applications. At the time of the acquisition the future importance of these technologies and optical products to telecommunications infrastructure was not clear. (For more information, see "Update on In-Process Research and Development.")

The Fiber Optics Project was directed at development of (i) optical coatings that reduce insertion losses in fiber optic communications systems, including wavelength division multiplexing (WDM) and dense wavelength division multiplexing (DWDM) systems; (ii) collimating micro-optics for use in WDM and DWDM systems; (iii) filter elements for use in WDM systems; (iv) secondary filter elements for use in DWDM systems; (v) narrow bandpass filter elements for use in the multiplex/demultiplex function of DWDM systems. WDM and DWDM are technologies that allow multiple wavelengths of light to be simultaneously transmitted through a single fiber optic cable. The first four projects have resulted in commercial products, and sales of these products reached $1,453 in fiscal 2000, an increase of 46% over the $993 recognized in fiscal 1999. Telecommunication product sales for the fourth quarter of fiscal 2000 approximated $517, up 78% from $290 in the fourth quarter of fiscal 1999. Although the Company has not yet completed development of its technology for production of narrow bandpass filter elements, the Company believes that it will develop commercial narrow bandpass filter products which take advantage of the Company's patented MicroDyn(R) sputtering technology.

While the Company does apply optical coatings to elements supplied by its customers, an increasing portion of its business is the supply of entire assemblies and components. The Company expects that this trend to forward integration will continue and accelerate. The Company has existing manufacturing capacity to support sales of up to $10,000 per year of existing products. If narrow bandpass DWDM filter elements are successfully developed, following additional capital investments, the Company anticipates achieving additional manufacturing capability and revenue for these products. The Company believes that it can increase its production capacity for its telecommuncations products beyond existing levels with additional capital expenditures, on which this growing business depends.


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

In retaining the Microsun business, the Company concentrates on assembling fixtures produced by subcontractors, thereby eliminating the need for the machinery, equipment and facilities that were used in the previous operation. The assembly process is performed at existing ADLT businesses utilizing existing facilities and operations. The Company utilizes the customer service systems and personnel of an existing ADLT business, as well as the Internet to receive, process and fill orders. Therefore, the Microsun business has been retained but without the use of the manufacturing processes or assets used in the previous operations.

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

                                                       YEAR ENDED JUNE 30,
                                                      --------------------
                                                        1999        1998
                                                      --------    --------
Net sales                                             $  4,719    $  4,456
                                                      ========    ========

Reclassification of discontinued
     operations to continuing operations              $ 10,374    $  4,683
Discontinued operations provision                       (9,043)     (6,014)
                                                      --------    --------
Recontinuance of previously discontinued operations   $  1,331    $ (1,331)
                                                      ========    ========

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


FISCAL 1999 SPECIAL CHARGES

The Company has implemented plans resulting in changes to its operations intended to accelerate and intensify the Company's focus on its metal halide products, insulate it from deteriorating economic conditions in the Pacific Rim and the anticipated decline of noncore products, integrate fully its core and acquired U.S. operations to produce profitable growth, and reduce and redirect its use of cash resources. This came in response to a reduction in the Company's revenues in the first quarter of fiscal 1999 as compared to the fourth quarter of fiscal 1998 and due to economic conditions in general, especially outside the United States. To implement this strategy, the Company has taken the following actions:

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

                      YEAR ENDED JUNE 30, 1999
                  ------------------------------
                    SALES          COST OF SALES
                  ------------     -------------
As reported       $   193,203      $   135,773

Pro forma             208,164          142,186


Changing Global Lamp Manufacturing Strategy. The Company revised its global lamp manufacturing strategy to reduce the overall cost of its lamps, including moving some production to the manufacturing facilities of certain foreign joint ventures. With this change in its global manufacturing strategy the Company discontinued a major program that was in progress to increase its U.S. lamp manufacturing capability and productivity. This decision resulted in abandoning and disposing of fixed assets of $7,841, the majority of which had not been placed in service. Substantially all of these fixed assets were disposed of prior to June 30, 1999. The impact of suspending depreciation related to these fixed assets was not material to depreciation expense for the year. Further, certain joint venture investments of $465 made for the purpose of developing additional lamp production were terminated as these specific investments were not considered integral to the Company's future manufacturing strategy.

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

All of the above actions resulted in the termination of approximately 240 employees at substantially all locations. All terminated employees have left the company and have been paid.

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

At June 30, 2000, all actions required by the plans were completed and the Company expects future cash outlays of $96 to be paid by December 31, 2000.

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

The launch of the Company's Uni-Form(R) pulse start products resulted in substantial quality, rework and productivity issues. In addition, the Company also undertook other initiatives enterprise-wide in fiscal 1999 that resulted in nonrecurring costs. Specifically, the Company began the implementation of new information systems resulting in various installation costs in fiscal 1999. In addition, during fiscal 1999 the Company incurred one-time costs to establish a sales office in Japan to sell its metal halide materials to lamp manufacturers in the Pacific Rim.


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

See "Notes to Consolidated Financial Statements," included in Item 8.

UPDATE ON IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the January 1998 purchase of DSI, the Company allocated $18,220 of the $24,100 purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. DSI's in-process research and development value was comprised of five primary research and development programs, which were in-process at the time of the acquisition.

The MicroDyn/Automation Project was intended to improve the coating process of optical thin-films to both rigid and flexible surfaces so that the process can be used in a wider array of applications. The Plastics (Acrylic) Coating Project was designed to produce a method for applying thin-film coatings to plastics or other similar materials that cannot withstand the heat generated during the standard coating process. The goal of the Deposition Material Development Project was to develop new thin-film materials that can be used in coatings and to improve existing coating materials. The Lighting Projects were intended to develop improvements to existing lighting technologies by using coatings to improve efficiency and increase the longevity of lamp life; including ultra-violet blockers, color enhancement/correction and lumen maintenance. The Fiber Optic Project was intended to improve telecommunications by providing optical thin-film coatings that are used in conjunction with optical fibers to increase the transmission capacity of the fiber. Two segments of the Fiber Optic Project, directed at the development of filters to reduce insertion loss in fiber optic communication systems and filters for wavelength division multiplexing (WDM), have reached commercial feasibility. The third segment of the project related to the development of filters for dense wavelength division multiplexing (DWDM) has not achieved technical and commercial feasibility as of June 30, 2000.

Development efforts for these projects, both to-date and remaining, have been and are highly complex and include the development and advancement of the necessary physics and chemistry, various stages of academic and computer simulation, prototype design and testing, refinement, initial small-scale deployment, further refinement and eventually full-scale market introduction.

As such, the projects are generally considered to have effective lives of three-to-five years during which time the science, technology, and processes are researched, designed, developed, and tested.

Certain projects within the in-process research and development programs, if successful, will not be fully complete for two to three years after attaining technical feasibility. Annual Company expenditures to complete these projects included $800 in fiscal 1998, $1,800 in fiscal 1999, and $2,100 in fiscal 2000. Future expenditures related to the projects originally envisioned for fiscal years 2001, 2002 and thereafter are estimated at $500, $400 and $400, respectively. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, even if successfully completed, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. In addition to usage of DSI's internal cash flows, the Company will provide a substantial amount of funding to complete and expand upon the DSI programs. Through June 30, 2000, no significant adjustments have been made in the economic assumptions or expectations which underlie the Company's acquisition decision and related purchase accounting, except as described below.

Management believes the Company has a reasonable chance of successfully completing each of the major research and development programs, except for the Plastics (Acrylic) Coating Project which has been abandoned in light of DSI's focus on the telecommunications business. However, there is substantial risk associated with the completion of the active projects and there is no steadfast assurance that each will meet with either technological or commercial success. The delay or outright failure of the DSI programs may materially impact the Company's financial condition.

At June 30, 2000, significant progress had been achieved on the primary in-process research and development efforts that were underway at DSI as of the acquisition date. In general, the Company believes that DSI's research and development efforts are on track with management's plans at the time the transaction occurred. DSI is continuing to invest heavily in the development of new technologies and projects that were underway at the consummation of the transaction, especially in the telecommunications area.

As of June 30, 2000 the focus of the Company's efforts was on the MicroDyn/Application Project (estimated at 43% complete) and the Fiber Optics Project (estimated at 96% complete), and the other two active programs, Deposition Material Development and Lighting Focused, were estimated as 73% and 99% complete, respectively. Because of the growth of the telecommunications market and the rate of advancement in telecommunications products, the Company has focused its efforts to the production process (MicroDyn/Application Project) and the development of telecommunications products (Fiber Optic Projects) and the expenditures related to these two projects will be greater than described above. See also "Telecommunications Business Unit."

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, the components of the Company's Consolidated Statements of Operations for the indicated periods:

                                                                         YEAR ENDED JUNE 30,
                                                                   ----------------------------
                                                                     2000       1999       1998
                                                                   ------     ------     ------
Net sales                                                           100.0%     100.0%     100.0%

Costs and expenses:
   Cost of sales                                                     60.2       70.3       60.4
   Marketing and selling                                             18.3       23.3       17.8
   Research and development                                           6.6        9.1        6.4
   General and administrative                                         6.8       11.0        7.3
   Fiber optic joint venture formation costs                         --         --          0.1
   Purchased research and development                                --         --         10.8
   Special charges                                                   (0.2)      16.1        9.5
   Amortization of intangible assets                                  1.2        1.4        1.0
                                                                   ------     ------     ------
Income (loss) from operations                                         7.1      (31.2)     (13.3)

Other income (expense):
   Interest expense                                                  (6.3)      (7.2)      (2.3)
   Interest income                                                    0.4        0.6        0.9
   Income (loss) from equity investments                              0.0       (3.3)      (0.3)
                                                                   ------     ------     ------
Income (loss) from continuing operations before income taxes,
   minority interest, extraordinary charge and accounting change      1.2      (41.1)     (15.0)
Income taxes                                                          0.3        1.2       (0.7)
                                                                   ------     ------     ------

Income (loss) from continuing operations before minority
   interest, extraordinary charge and accounting change               0.9      (42.3)     (14.3)
Minority interest in income of consolidated subsidiary               --         --         --
Recontinuance of previously discontinued operations                  --          0.7       (0.8)
                                                                   ------     ------     ------

Income (loss) before extraordinary charge and accounting change       0.9      (41.6)     (15.1)
Extraordinary charge from early extinguishment
   of debt, net of income tax benefits                               --         (0.5)      (0.3)
Cumulative effect of change in accounting for start-up costs         --         (1.2)      --
                                                                   ------     ------     ------

Net income (loss)                                                     0.9%     (43.3%)    (15.4%)
                                                                   ======     ======     ======


Factors which have affected the results of operations and net income during fiscal 2000 as compared to fiscal 1999 and during fiscal 1999 as compared to fiscal 1998 are discussed below.

OVERVIEW OF THE RESULTS OF OPERATIONS -- FISCAL 2000 COMPARED TO FISCAL 1999

The Company's operations for fiscal 2000 resulted in income from continuing operations before minority interest, extraordinary charge and accounting change of $1,953 compared to a loss from continuing operations before extraordinary charge of $81,739 for fiscal 1999. The Company realized net income of $1,928 for fiscal 2000, compared to a net loss of $83,753 for fiscal 1999.

The following factors should be considered in comparing the Company's continuing operations for fiscal 2000 and fiscal 1999:

     - Results for fiscal 2000 include a special charges reversal of $475 ($0.02 per share).
     - Results for fiscal 1999 include $35,063 in special charges ($1.73 per share) and the effect of termination of equipment contracts of $8,548 ($.42 per share).

After excluding the above charges and reversals, the Company's operating activities would have resulted in income from continuing operations before minority interest, extraordinary charge and accounting change of $1,478 for fiscal 2000, as compared to a loss from continuing operations before minority interest, extraordinary charge and accounting change of $38,128 for fiscal 1999.

FISCAL 2000 COMPARED WITH FISCAL 1999

Net sales. Net sales increased 16.5% to $225,036 in fiscal 2000 from $193,203 in fiscal 1999. Commercial and industrial sales increased 11.2% to $221,801 in fiscal 2000 as compared to $199,481 in fiscal 1999. Sales of Microsun residential product decreased to $1,782 in fiscal 2000 from $4,719 in fiscal 1999 due to the decision to wind-down the portable residential fixture manufacturing operations in the second quarter of fiscal 1999. In addition, Microsun sales were lower in fiscal 2000 due to the absence of the advertising in major metropolitan newspapers which occurred in fiscal 1999. No lamp equipment sales were recorded in fiscal 2000 due to the cessation of these sales in the second quarter of fiscal 1999. Fiscal 1999 includes the reversal of $14,961 in lamp equipment sales due to the termination of equipment contracts noted above, offset by $2,971 of lamp equipment sales recorded prior to the termination. Telecommunication product sales for fiscal 2000 were $1,453, up 46% from $993 in fiscal 1999. Government-related business at DSI decreased by almost $3,000 for fiscal 2000 from fiscal 1999 due to the refocusing of DSI to the rapidly expanding telecommunications component market.

Fiscal 2000 commercial and industrial sales (which exclude the residential, telecommunications and lamp equipment amounts discussed above) reflect continued growth in the sales of the Company's core U.S. metal halide operations, in non-metal halide products, and in overseas sales. The Company's commercial and industrial metal halide sales increased 11% (8% increase in the United States) from the year ago period. The Company's core metal halide materials business, a key indicator of industry trends, was up 29% from fiscal 1999. Geographically, these sales of materials were up 12% in the U.S. and grew 56% outside the U.S.

Commercial and industrial sales outside the U.S. increased 25%. The Company attributes the increase in international sales to increased sales of its materials and optical coatings, especially in the Pacific Rim. Sales of non-metal halide products grew 12% primarily due to the increase in sales of zinc mercury materials for fluorescent lighting and thin-film coating equipment.

Sales increases were driven by increased volume in the Company's materials, components and systems. Pricing in the metal halide lighting business is competitive, and prices for the Company's products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company's product pricing.

The Company expects to see continued sales growth throughout fiscal 2001. However, the Company expects to manage its operating expense ratios with the goal of generating profits irrespective of its revenue growth. The Company returned to profitability in the second quarter of fiscal 2000 and believes it prospects for continued profitability are good.

Cost of Sales. Cost of sales decreased 0.2% to $135,478 in fiscal 2000 from $135,773 in fiscal 1999. As a percentage of net sales, cost of sales decreased to 60.2% in fiscal 2000 from 70.3% in fiscal 1999. The Company's restructuring efforts in fiscal 1999 resulted in a significant disruption of the ongoing business of the Company and, as a result, a significant increase in its costs and expenses. The biggest single area of increased costs occurred as a result of the consolidation of the lamp and equipment operations. Three manufacturing sites were consolidated into one, which together with employee terminations, resulted in severe workforce disruption. Simultaneously, the Company attempted to accelerate production of new products such as Uni-Form(R) pulse start and began the implementation of extensive, new information systems. Largely as a result of these initiatives, the Company incurred significantly higher costs related to quality, rework and productivity issues. Additionally, the Company has continued to reduce its manufacturing costs through cost-cutting and productivity gains, especially in its lighting systems operations.

Cost of sales in fiscal 1999 include a credit of $6,413 related to the termination of equipment contracts and $3,956 of inventory write-downs related to the exit of nonfocus product lines and wind-down of the Microsun business. Excluding these items, cost of sales decreased 1.9% to $135,478 in fiscal 2000 from $138,230 in fiscal 1999. The abnormally high level of cost of sales in fiscal 1999 was primarily a result of the production problems noted above in fiscal 1999 as compared to a more normalized cost of sales amount in fiscal 2000. As a percentage of net sales, excluding the effect of the terminated equipment contracts and inventory write-downs, cost of sales decreased to 60.2% in fiscal 2000 from 66.4% in fiscal 1999.

Marketing and Selling Expenses. Marketing and selling expenses decreased 8.5% to $41,208 in fiscal 2000 from $45,035 in fiscal 1999. As a percentage of net sales, marketing and selling expenses decreased to 18.3% in fiscal 2000 from 23.3% in fiscal 1999. This decrease is primarily due to the manner in which the Company is selling its residential portable lighting fixtures. In the first six months of fiscal 1999, the Company was utilizing newspaper ads in major metropolitan newspapers and catalogues to sell these fixtures. As described in the section "Discontinued Operations Subsequently Retained," the Company is now utilizing the customer service systems and personnel of an existing ADLT business, as well as the Internet, to receive, process and fill orders, which has resulted in a reduction in marketing and selling expenses. The reduction in marketing and selling expenses, as a percent of sales, is also a result of the Company's efforts to better manage its expenditures including salaries and benefits and travel costs. As a percentage of net sales, excluding the effect of the terminated equipment contracts in fiscal 1999, marketing and selling expenses decreased to 18.3% in fiscal 2000 from 21.6% in fiscal 1999.

Research and Development Expenses. Research and development expenses decreased 16.5% to $14,763 in fiscal 2000 from $17,680 in fiscal 1999. Research and development expenses are incurred related to: (i) expansion of the new line of Uni-Form(R) pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems;
(iii) development of new materials for the world's major lighting manufacturers; and, (iv) research and development efforts aimed at improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. The decrease in research and development was primarily a result of a reduction in spending related to the development of Uni-Form(R) pulse start lamps and the Company's efforts to control the level of its research and development spending. As a percentage of net sales, excluding the effect of the terminated equipment contracts in fiscal 1999, research and development expenses decreased to 6.6% in fiscal 2000 from 8.5% in fiscal 1999.

General and Administrative Expenses. General and administrative expenses decreased 27.4% to $15,385 in fiscal 2000 from $21,192 in fiscal 1999. The decrease reflects the Company's efforts to control general and administrative costs and was primarily related to reductions in professional services (audit, tax, legal, information systems and other) of $1,557, travel costs of $1,232, and compensation costs of $605. The reduction in travel costs related in part to the Company's decision to reduce enterprise-wide travel in favor of less costly video-conference communication. As a percentage of net sales, excluding the effect of the terminated equipment contracts in fiscal 1999, general and administrative expenses decreased to 6.8% in fiscal 2000 from 10.2% in fiscal 1999.

Special Charges.  See discussion of special charges above.

Amortization of Intangible Assets. Amortization expense remained relatively constant at $2,766 in fiscal 2000 as compared to $2,789 in fiscal 1999. Amortization expense relates primarily to the amortization of goodwill and other intangible assets related to the January 1998 acquisitions of Ruud Lighting, Inc. and Deposition Sciences, Inc.

Income (Loss) from Operations. As a result of the items noted above, income from operations in fiscal 2000 was $15,911 as compared to a loss from operations in fiscal 1999 of $60,373. Income from operations represented 7.1% of sales in fiscal 2000.

Interest Expense. Interest expense increased to $14,314 in fiscal 2000 from $13,889 in fiscal 1999. This increase resulted primarily from the higher average debt outstanding during fiscal 2000 as compared to fiscal 1999.

Interest Income. Interest income decreased to $921 in fiscal 2000 from $1,122 in fiscal 1999. This decrease is attributable to lower average cash equivalents and short-term investments in fiscal 2000 as compared to fiscal 1999, offset by an increase of approximately $200 in interest income from the loan to officer.

Income (Loss) from Equity Investments. The income from equity investments in fiscal 2000 represents $70 of earnings from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The loss from equity investments in fiscal 1999 represents $109 of earnings from the Company's investment in Fiberstars, Inc., offset by a pretax noncash write-down of $5,883 related to the Company's investment in the Unison joint venture and a $544 loss from the Company's investment in Venture Lighting Japan, a manufacturer and marketer of metal halide lamps in Japan.

Income (Loss) from Continuing Operations before Income Taxes. The Company had income from continuing operations before income taxes of $2,588 in fiscal 2000 as compared to a loss from continuing operations before income taxes of $79,458 in fiscal 1999.

Income Taxes. Income tax expense was $635 in fiscal 2000 as compared to $2,281 in fiscal 1999. The income tax expense in fiscal 2000 relates primarily to certain of the Company's foreign operations. The income tax expense in fiscal 1999 relates primarily to the establishment of a valuation allowance related to the net deferred tax assets of the Company.

At June 30, 2000, the Company had net operating loss carryforwards ("NOLs") of $77,205 available to reduce future United States federal taxable income, which expire in varying amounts from 2008 to 2020.

The Company also has research and development credit carryforwards for tax purposes of approximately $3,196, which expire in varying amounts from 2008 to 2015. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $259, which may be used indefinitely to reduce regular federal income taxes.

Also at June 30, 2000, the Company had foreign net operating loss carryforwards for tax purposes totaling $3,693 that expire in varying amounts from 2001 to 2006 and $9,303 that have no expiration dates.

Recontinuance of Previously Discontinued Operations. See "Discontinued Operations Subsequently Retained" above.

Cumulative Effect of Accounting Change. The Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," effective July 1, 1998, which resulted in the cumulative effect of the accounting change of $2,443 in fiscal 1999.


OVERVIEW OF THE RESULTS OF OPERATIONS -- FISCAL 1999 COMPARED TO FISCAL 1998

The Company's operations for fiscal 1999 resulted in a loss from continuing operations before extraordinary charge and accounting change of $81,739 compared to a loss from continuing operations before extraordinary charge and accounting change of $24,008 for fiscal 1998. The Company realized a net loss of $83,753 for fiscal 1999, compared to a net loss of $25,943 for fiscal 1998.

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

After excluding the above charges, the Company's operating activities would have resulted in a loss from continuing operations before extraordinary charge and accounting change of $38,128 for fiscal 1999, as compared to income from continuing operations before extraordinary charge and accounting change of $12,196 for fiscal 1998.

FISCAL 1999 COMPARED WITH FISCAL 1998

Net sales. Net sales increased 14.8% to $193,203 for the fiscal year ended June 30, 1999 from $168,349 for the fiscal year ended June 30, 1998. This increase includes a 31.7% increase in sales (excluding lamp equipment sales and reversals which ceased in the second quarter of fiscal 2000) to $205,193 for fiscal 1999 from $155,824 for fiscal 1998, offset by the impact of lamp equipment sales and reversals. Net sales in fiscal 1999 also include the reversal of $14,961 related to the termination of lamp equipment contracts, and $2,971 of lamp equipment sales recorded prior to the reversal of lamp equipment contracts. Net sales of lamp equipment in fiscal 1998 totaled $12,525.

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

General and Administrative Expenses. General and administrative expenses increased 73.6% to $21,192 in fiscal 1999 from $12,208 in fiscal 1998. The increase in general and administrative expenses of $8,984 relates to an overall increase in the size and complexity of the Company and relates in part to fully -integrating its core and acquired U.S. operations and the implementation of new information systems. Expense increases primarily reflect legal, accounting and consulting fees; personnel and related costs; travel; communications costs; relocation costs; and equipment depreciation and rent. As a percentage of net sales, general and administrative expenses increased to 11.0% in fiscal 1999 from 7.3% in fiscal 1998.

Fiber Optic Joint Venture Formation Costs. On May 6, 1997, the Company entered into a joint development agreement with Rohm and Haas Company ("Rohm and Haas"), for the development of advanced fiber optic cable systems using metal halide lamps. On December 31, 1997, the Company and Rohm and Haas completed a series of agreements that resulted in the formation of Unison Fiber Optics Lighting Systems LLC ("Unison"). In connection with this joint venture, the Company incurred $212 of formation and development costs which was charged to operations during fiscal 1998. See "Transactions with Unison and Fiberstars, Inc." above.

Purchased Research & Development. In connection with its acquisition of DSI in January 1998, the Company acquired in-process research and development valued at $18,220. In accordance with generally accepted accounting principles, the entire amount was recorded as an expense in fiscal 1998. See "Update on In-Process Research and Development" above.

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

Income (Loss) from Equity Investments. The loss from equity investments represents $109 of earnings from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products, offset by a pretax noncash write-down of $5,883 related to the Company's investment in the Unison joint venture and a $544 loss from the Company's investment in Venture Lighting Japan, a manufacturer and marketer of metal halide lamps in Japan.

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

Income Taxes. For fiscal 1999, the Company reported a pretax loss from continuing operations; an extraordinary charge; and, an accounting change, all of which created $82,803 of operating losses and future tax deductions for financial reporting purposes. Accordingly, at June 30, 1999, the Company recorded a valuation allowance for deferred tax assets related to all NOLs, tax credits and net deductible tax differences.

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

Cumulative Effect of Change in Accouting Principle. The Company recorded a cumulative effect of a change in accounting principle of $2,443 ($.12 per diluted common share) in fiscal 1999 related to the adoption of the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal financial requirements are for market development activities, research and development efforts, acquisitions and strategic investments, and working capital. These requirements have been, and the Company expects they will continue to be, financed through a combination of cash flow from operations, borrowings under credit facilities and the sale of stock and debt under two shelf registration statements for $300,000 and $100,000.

Cash increased $60 during fiscal 2000. Uses of cash consisted of $13,274 used in operating activities and $8,632 used in investing activities. These uses of cash were offset by net financing activities of $21,966.

Net cash used in operating activities. Net cash used in operating activities totaled $13,274 in fiscal 2000 as compared to $19,312 in fiscal 1999. Cash of $7,786 was used to reduce the Company's level of payables and accruals, and payments related to fiscal 1999 special charge accruals totaled $3,196. The increase in trade receivables of $5,275 was primarily a result of an increase of $3,445 related to thin-film deposition equipment contracts, which are recorded on the percentage of completion method.

Net cash used in investment activities. During fiscal 2000, investing activities used $8,632 of cash including $5,636 for capital expenditures, $3,274 related to purchases of businesses and $72 related to investments in affiliates.

Capital expenditures, primarily for production equipment and facility improvements, totaled $5,636 in fiscal 2000 as compared to $22,130 in fiscal 1999. Capital expenditures in fiscal 2000 related to additional machinery and equipment to improve production processes, which should result in increased productivity and capacity in the production of lamps, power supplies and other lighting system products.

The Company has modified its future growth and capital expansion plans to be in line with fiscal 2000. Specifically, the Company will limit its capital expenditures for the next twelve months, except for its telecommunications business. Under its $300,000 shelf registration, in September 2000, the Company sold 1,700,000 shares of common stock for $15.00 per share to fund the future expansion of its telecommunications business unit over the next twelve to eighteen months. The net proceeds from the stock offering of approximately $23,000 were used to repay outstanding indebtedness under the Bank Credit Facility. The Company expects to use $23,000 of borrowings under the Bank Credit Facility for expenditures on capital improvements, including optical coating production equipment, filter testing and measuring testing and measuring equipment and production facilities, and on research and development, in the telecommunications business.

As a result of the Company's fiscal 1999 decision to terminate joint venture equipment contracts, approximately $6,500 of new production equipment was made available for installation at the Company's lamp manufacturing facilities. The Company transferred approximately $1,600 of this equipment to its recently-acquired manufacturing facility in Chennai (Madras) India, leaving approximately $5,000 of equipment available for future manufacturing requirements. The Company estimates its maintenance level for capital expenditures in the lighting business will approximate $6,000 to $8,000 over the next twelve months. Future capital expenditures (excluding the telecommunications business) beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.

Net cash provided by financing activities. During fiscal 2000, net financing activities provided cash of $21,966, which included $20,203 in proceeds from the issuance of preferred stock and stock purchase warrant and $9,071 of cash provided from net borrowings under the Company's revolving credit facilities, offset by payments of long-term debt and capital leases of $8,822.

On March 13, 1998, the Company sold $100,000 of 8% Senior Notes due March 15, 2008, resulting in net proceeds of $96,150. Approximately $76,300 of the net proceeds of the Senior Notes were used to repay amounts outstanding under the Company's former bank credit facility, thereby lengthening the average term of the Company's debt, most of which had been incurred to finance the acquisitions of Ruud Lighting, Inc. and Deposition Sciences, Inc. From September 1998 until August 2000, interest on these notes was calculated at 8.5%. During August 2000, the Company completed a registered exchange offer to existing noteholders, which resulted in reducing the interest rate on the Senior Notes to 8.0% from 8.5%.

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

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. The principal on the loan was due on October 6, 1999. On January 25, 2000, the Board agreed that the CEO would not be required to repay the loan until October 6, 2000. The term of the loan has now been extended by the Board to October 6, 2001. The directors have informed the CEO that the Company may require immediate payment of the loan if the Company requires the payment to prevent an unacceptable strain on cash resources.

Ability to advance future operations. The Company has begun to implement, and will continue to implement, changes in its operations and investment activities intended to reduce the use of its cash resources to a level at or below the cash flow generated by its operations and investments.

The Company's working capital (current assets less current liabilities) at June 30, 2000 was $40,004, resulting in a working capital ratio of current assets to current liabilities of 1.9 to 1.0, as compared to $18,274 or 1.3 to 1.0 at June 30, 1999. As of June 30, 2000, the Company had $3,890 in cash and cash equivalents and short-term investments.

The interest-bearing obligations of the Company totaled $165,207 as of June 30, 2000, and consisted of: $39,455 of borrowings under the Bank Credit Facility; $100,000 of 8% Senior Notes; mortgages of $16,546; a promissory note of $2,300; capital leases of $670; and, other obligations of foreign subsidiaries of $1,668.

The Company has a $60,000 Bank Credit Facility consisting of a $40,000 revolving credit loan and $20,000 term loan provided by several financial institutions. The revolving credit loan has a three-year term expiring in May 2002. Interest rates on loans outstanding are based, at the Company's option, on LIBOR plus 2.25% or the agent bank's prime rate. Availability of borrowings is determined by the Company's eligible accounts receivable and inventories. The Company had unused availability of $11,193 as of June 30, 2000. The term loan has a five-year term expiring in May 2004. The Company pays monthly principal payments of $298, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company's option, on LIBOR plus 2.75% or the agent bank's prime rate.

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

As discussed above, the Company is actively pursuing the engagement of one or more investment banking firms to assist in identifying and implementing the best strategic alternative for the telecommunications business unit.

On August 31, 2000, the Company completed a public offering of 1,700,000 shares of its common stock at a price of $15.00 per share under a $300,000 shelf registration filed with the Securities and Exchange Commission which became effective in July 2000.

The public offering reduced the amount available for the issuance of various debt and equity securities under the shelf registration statement to approximately $274,500. The Company used the net proceeds from the public offering of approximately $22,900 to repay revolving credit loan borrowings. The Company intends to subsequently borrow under its revolving credit loan facility to fund capital improvements, including optical coating production equipment, filter testing and measurement equipment and production facilities, and on research and development in its telecommunications business unit at Deposition Sciences, Inc.

In addition to the $300,000 shelf registration discussed above, in July 2000 a $100,000 shelf registration became effective under which the Company may from time-to-time issue various debt and equity securities to acquire assets, businesses or securities. The Company has no outstanding securities issued under this registration statement.

The Company believes that the available cash, cash flow from operations, and the initiatives outlined above, along with the availability under its existing Bank Credit Facility, will enable the Company to fund its operations for at least the next 12 months. Beyond this time, the Company believes a return to profitability and positive cash flow from operations, and the growth in the popularity and applications for metal halide products and systems should enable the Company to access additional capital resources, as needed.


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

                                                   June 30,                                             Fair Value
                              --------------------------------------------------                          June 30,
(dollars in millions)          2001       2002       2003       2004       2005    Thereafter   Total      2000
                              -------    -------    -------    -------    -------    -------    -------   -------

Liabilities
  Long-term Debt, including
   Current Portion
     Fixed Rate               $   0.8    $   3.0    $   0.4    $   0.4    $   0.4    $ 105.5    $ 110.5   $ 106.9
     Average Interest Rate        8.1%       8.1%       8.1%       8.1%       8.1%       8.1%

     Variable Rate            $   5.7    $  27.2    $   5.4    $  15.5    $   0.1    $   0.3    $  54.2   $  54.2
     Average Interest Rate        9.5%       9.4%       9.2%       9.2%       9.0%       9.0%

Liabilities at June 30, 1999, included $108,995 of fixed-rate debt and $51,831 of variable-rate debt. Interest rates on the fixed-rate debt to maturity ranged from 6.00% to 16.05%, while interest rates on the variable-rate debt to maturity ranged from 7.86% to 9.76% as of June 30, 1999. In fiscal 1999, the Company entered into an interest rate swap with a notional amount of $10,000. During the fourth quarter of fiscal 2000, the Company early-terminated the interest rate swap, resulting in a realized gain of $120.

Foreign Currency Exchange Risk. The Company currently does not hedge its foreign currency exposure and, therefore, has not entered into any forward foreign exchange contracts to hedge foreign currency transactions.

The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in pounds sterling, Australian dollars, Canadian dollars, and Indian rupees. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of June 30, 2000 are not expected to result in a significant impact on earnings or cash flows.

Sales and expenses denominated in foreign currencies are subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on margins and on common shareholders' equity.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as of July 1, 2000. FAS 133 requires that all derivatives, such as interest rate exchange agreements (swaps), be recognized on the balance sheet at fair value. The Company had no derivatives as at July 1, 2000, and therefore, no resulting transition adjustments.

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

                            YEAR ENDED JUNE 30, 2000

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

Form 10-K--Item 14(a)(1) and (2), (c) and (d)

ADVANCED LIGHTING TECHNOLOGIES, INC.

The following consolidated financial statements of Advanced Lighting Technologies, Inc. are included in Item 8:

Audited Consolidated Financial Statements:                              Page

     Report of Grant Thornton LLP, Independent Auditors                 F-2
     Report of Ernst & Young LLP, Independent Auditors                  F-3
     Consolidated Balance Sheets as of June 30, 2000 and 1999           F-4
     Consolidated Statements of Operations for the Years Ended
              June 30, 2000, 1999 and 1998                              F-5
     Statements of Consolidated Shareholders' Equity for the
              Years Ended June 30, 2000, 1999 and 1998                  F-6
     Consolidated Statements of Cash Flows for the
              Years Ended June 30, 2000, 1999 and 1998                  F-7
     Notes to Consolidated Financial Statements                         F-9

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

Report of Grant Thornton LLP, Independent Auditors

Board of Directors and Shareholders
Advanced Lighting Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Lighting Technologies, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows, for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Lighting Technologies, Inc. as of June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                        / S / GRANT THORNTON LLP


Cleveland, Ohio
September 11, 2000 (except for the fourth sentence of the second paragraph of Note N, as to which the date is September 25, 2000)

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
Advanced Lighting Technologies, Inc.

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Advanced Lighting Technologies, Inc., for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Advanced Lighting Technologies, Inc., for the year ended June 30, 1998, in conformity with accounting principles generally accepted in the United States.


                                                         / S / ERNST & YOUNG LLP


Cleveland, Ohio
September 28, 1998, except for the tenth paragraph of Note C, as to which the date is March 15, 1999 and except for the information related to the year ended June 30, 1998 included in Note L, as to which the date is April 24, 2000

                         ADVANCED LIGHTING TECHNOLOGIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                       (in thousands, except per share amounts)

                                                                                       JUNE 30,            JUNE 30,
                                                                                         2000                1999
                                                                                      ---------           ---------
Assets
Current assets:
   Cash and cash equivalents                                                           $   3,890           $   3,830
   Short-term investments                                                                     --                 350
   Trade receivables, less allowances of $1,129 and $1,257                                31,983              25,485
   Receivables from related parties                                                           55                  48
   Inventories:
      Finished goods                                                                      26,532              24,275
      Raw materials and work-in-process                                                   21,930              16,501
                                                                                       ---------           ---------
                                                                                          48,462              40,776
   Prepaid expenses                                                                        1,881               2,354
                                                                                       ---------           ---------
Total current assets                                                                      86,271              72,843

Property, plant and equipment:
   Land and buildings                                                                     44,187              42,646
   Production machinery and equipment                                                     62,323              49,226
   Other equipment                                                                         5,077               6,413
   Furniture and fixtures                                                                 20,893              20,426
                                                                                       ---------           ---------
                                                                                         132,480             118,711
   Less accumulated depreciation                                                          23,317              16,263
                                                                                       ---------           ---------
                                                                                         109,163             102,448

Receivables from related parties                                                           3,700               5,048
Investments in affiliates                                                                 14,251              13,475
Other assets                                                                               7,037               6,586
Intangible assets                                                                         31,791              32,695
Excess of cost over net assets of businesses acquired, net                                52,262              51,411
                                                                                       ---------           ---------
                                                                                       $ 304,475           $ 284,506
                                                                                       =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt                               $   7,097            $  8,543
   Accounts payable                                                                       20,389              23,310
   Payables to related parties                                                             2,639               1,126
   Employee-related liabilities                                                            3,913               3,781
   Accrued income and other taxes                                                          1,436                 904
   Other accrued expenses                                                                 10,793              16,905
                                                                                       ---------           ---------
Total current liabilities                                                                 46,267              54,569

Long-term debt                                                                           158,110             152,496
Minority interest                                                                            316                  --
Preferred stock, $.001 par value, per share; 1,000 shares authorized;
   761 Series A convertible redeemable shares issued and outstanding
   at June 30, 2000 (redemption value -- $21,766 at June 30, 2000)                        16,999                  --

Common shareholders' equity:
   Common stock, $.001 par value, per share; 80,000 shares authorized; 20,482 shares issued and outstanding as of June 30, 2000 and
       20,278 shares issued and outstanding as of June 30, 1999                               20                  20
   Paid-in-capital                                                                       195,786             190,654
   Accumulated other comprehensive income (loss)                                          (2,659)               (949)
   Loan receivable from officer                                                           (9,528)             (9,520)
   Retained earnings (deficit)                                                          (100,836)           (102,764)
                                                                                       ---------           ---------
                                                                                          82,783              77,441
                                                                                       ---------           ---------
                                                                                       $ 304,475           $ 284,506
                                                                                       =========           =========


See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share dollar amounts)

                                                                             YEAR ENDED JUNE 30,
                                                                   -------------------------------------
                                                                     2000          1999           1998
                                                                   --------      --------       --------
Net sales                                                          $225,036      $193,203       $168,349
Costs and expenses:
   Cost of sales                                                    135,478       135,773        101,697
   Marketing and selling                                             41,208        45,035         29,990
   Research and development                                          14,763        17,680         10,843
   General and administrative                                        15,385        21,192         12,208
   Fiber optic joint venture formation costs                              -             -            212
   Purchased research and development                                     -             -         18,220
   Special charges                                                     (475)       31,107         15,918
   Amortization of intangible assets                                  2,766         2,789          1,691
                                                                   --------      --------       --------
Income (loss) from operations                                        15,911       (60,373)       (22,430)

Other income (expense):
   Interest expense                                                 (14,314)      (13,889)        (3,818)
   Interest income                                                      921         1,122          1,430
   Income (loss) from equity investments                                 70        (6,318)          (501)
                                                                   --------      --------       --------

Income (loss) from continuing operations before income taxes,
   minority interest, extraordinary charge and accounting change      2,588       (79,458)       (25,319)
Income taxes                                                            635         2,281         (1,311)
                                                                   --------      --------       --------

Income (loss) from continuing operations before minority
   interest, extraordinary charge and accounting change               1,953       (81,739)       (24,008)
Minority interest in income of consolidated subsidiary                  (25)            -              -
Recontinuance of previously discontinued operations                       -         1,331         (1,331)
                                                                   --------      --------       --------
Income (loss) before extraordinary charge and accounting change       1,928       (80,408)       (25,339)
Extraordinary charge from early extinguishment
   of debt, net of income tax benefits                                    -          (902)          (604)
Cumulative effect of change in accounting for start-up costs              -        (2,443)             -
                                                                   --------      --------       --------
Net income (loss)                                                   $ 1,928      $(83,753)      $(25,943)
                                                                   ========      ========       =========
Earnings (loss) per share -- Basic:
   Income (loss) from continuing operations                        $    .01      $  (4.04)      $  (1.32)
   Recontinuance of previously discontinued operations                    -           .07           (.07)
   Extraordinary charge                                                   -          (.05)          (.04)
   Cumulative effect of accounting change                                 -          (.12)             -
                                                                   --------      --------       --------
Earnings (loss) per share -- Basic                                 $    .01      $  (4.14)      $  (1.43)
                                                                   ========      ========       ========

Earnings (loss) per share -- Diluted:
   Income (loss) from continuing operations                        $    .01      $  (4.04)      $  (1.32)
   Recontinuance of previously discontinued operations                    -           .07           (.07)
   Extraordinary charge                                                   -          (.05)          (.04)
   Cumulative effect of accounting change                                 -          (.12)             -
                                                                   --------      --------       --------
Earnings (loss) per share -- Diluted                               $    .01      $  (4.14)      $  (1.43)
                                                                   ========      ========       ========

Weighted average shares outstanding:
    Basic                                                            20,372        20,232         18,195
                                                                   ========      ========       ========
    Diluted                                                          21,331        20,232         18,195
                                                                   ========      ========       ========


See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                     FOR THE THREE YEARS ENDED JUNE 30, 2000
                                 (in thousands)

                                                COMMON STOCK                 COMPREHENSIVE
                                 PREFERRED --------------------   PAID-IN        INCOME
                                   STOCK     SHARES   PAR VALUE   CAPITAL        (LOSS)
                                ---------  ---------  ---------  ---------      ----------
Balance at June 30, 1997               --     13,435     $   13  $  59,087            --

Net loss                               --                    --         --            --
Net proceeds from
  public offering of
  common shares                        --      3,000          3     69,317            --
Issuance of shares in
  connection with
  purchases of businesses              --      3,646          4     59,655            --
Stock options exercised                --         98         --      1,570            --
Stock purchases
  by employees                         --         10         --        199            --
                                ---------  ---------  ---------  ---------      ----------
Balance at June 30, 1998               --     20,189         20    189,828            --

Net loss                               --                    --         --      $(83,753)
Loan to officer                        --         --         --         --             --
Issuance of shares in
  connection with the
  purchase of a business               --          2         --         29             --
Stock options exercised                --         18         --        279             --
Stock purchases
  by employees                         --         41         --        312             --
Stock issued pursuant to
  employee benefit plan                --         28         --        206             --
Other comprehensive
  income (loss):
  Foreign currency
    translation adjustment             --                    --         --           (949)
                                                                                ----------
Other comprehensive
  income (loss)                                                                      (949)
                                ---------  ---------  ---------  ---------      ----------
Comprehensive
  income (loss)                                                                 $ (84,702)
                                                                                ==========
Balance at June 30, 1999               --     20,278         20    190,654

Net income                             --         --         --                 $   1,928
Net proceeds from
  issuance of preferred
  shares and warrant             $ 15,203         --                 5,000             --
Preferred shares accretion          1,796                           (1,796)
Interest on loan to officer            --         --         --         --             --
Interest payment received              --         --         --         --             --
Issuance of shares in
  connection with the
  purchase of a business               --         40         --        535             --
Stock options exercised                --         71         --        718             --
Stock purchases
  by employees                         --         29         --        195             --
Stock issued pursuant to
  employee benefit plan                --         64         --        480             --
Other comprehensive
  income (loss):
  Foreign currency
    translation adjustment             --                    --         --         (1,710)
                                                                                ----------
Other comprehensive
  income (loss)                                                                    (1,710)
                                ---------  ---------  ---------  ---------      ----------
Comprehensive
  income (loss)                                                                 $     218
                                                                                ==========
BALANCE AT JUNE 30, 2000         $ 16,999     20,482     $   20  $ 195,786
                                =========  =========  =========  =========




                            ACCUMULATED     LOAN
                               OTHER     RECEIVABLE      RETAINED
                           COMPREHENSIVE    FROM         EARNINGS
                           INCOME (LOSS)   OFFICER       (DEFICIT)      TOTAL
                             --------     ---------      ---------    ---------
Balance at June 30, 1997          --            --       $   6,932     $ 66,032

Net loss                          --            --         (25,943)     (25,943)
Net proceeds from
  public offering of
  common shares                   --            --              --       69,320
Issuance of shares in
  connection with
  purchases of businesses         --            --              --       59,659
Stock options exercised           --            --              --        1,570
Stock purchases
  by employees                    --            --              --          199
                             --------     ---------      ---------     --------
Balance at June 30, 1998          --            --         (19,011)     170,837

Net loss                          --            --         (83,753)     (83,753)
Loan to officer                           $ (9,520)           --         (9,520)
Issuance of shares in
  connection with the
  purchase of a business           --            --             --           29
Stock options exercised            --            --             --          279
Stock purchases
  by employees                     --            --             --          312
Stock issued pursuant to
  employee benefit plan            --            --             --          206
Other comprehensive
  income (loss):
  Foreign currency
    translation adjustment         --            --             --         (949)
Other comprehensive
  income (loss)                 $(949)
                             --------     ---------      ---------     --------
Comprehensive
  income (loss)

Balance at June 30, 1999         (949)       (9,520)      (102,764)      77,441

Net income                         --                        1,928        1,928
Net proceeds from
  issuance of preferred
  shares and warrant               --            --                      20,203
Preferred shares accretion                                                   --
Interest on loan to officer                    (728)           --          (728)
Interest payment received                       720            --           720
Issuance of shares in
  connection with the
  purchase of a business           --            --             --          535
Stock options exercised            --            --             --          718
Stock purchases
  by employees                     --            --             --          195
Stock issued pursuant to
  employee benefit plan            --            --             --          480
Other comprehensive
  income (loss):
  Foreign currency
    translation adjustment         --            --             --       (1,710)
Other comprehensive
  income (loss)                (1,710)
                             --------     ---------      ---------     --------
Comprehensive
  income (loss)
BALANCE AT JUNE 30, 2000      $(2,659)      $(9,528)     $(100,836)    $ 99,782
                             ========     =========      =========     ========


See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    FOR THE YEARS ENDED JUNE 30,
                                                                         -------------------------------------------------
                                                                           2000                 1999                1998
                                                                         ---------           ---------           ---------
Operating activities
   Net income (loss)                                                     $   1,928           $ (83,753)          $ (25,943)
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
         Depreciation                                                        7,245               6,387               3,623
         Amortization                                                        2,766               2,789               1,691
         Provision for doubtful accounts                                       288                 882                 165
         Special charges and terminated equipment contracts                   (475)             43,611              17,984
         Deferred income taxes                                                  --               2,836              (2,294)
         Loss (income) from equity investments                                 (70)              6,318                 501
         Purchased research and development                                     --                  --              18,220
         Extraordinary item                                                     --                 902                 604
         Cumulative effect of change in accounting principle,                   --                2443                  --
         Changes in operating assets and liabilities, excluding
            effects of acquisitions:
            Trade receivables                                               (5,275)                255             (10,694)
            Inventories                                                     (5,178)              4,138              (9,769)
            Prepaids and other assets                                       (1,826)             (1,841)             (6,783)
            Accounts payable and accrued expenses                           (7,786)              2,641              (1,136)
            Payments related to special charge accruals                     (3,196)             (5,183)                 --
            Other                                                           (1,695)             (1,737)                303
                                                                         ---------           ---------           ---------
                 Net cash used in operating activities                     (13,274)            (19,312)            (13,528)

INVESTING ACTIVITIES
   Capital expenditures                                                     (5,636)            (22,130)            (18,072)
   Sale of short-term investments, net                                         350                  --               3,725
   Purchases of businesses                                                  (3,274)             (4,390)            (50,706)
   Investments in affiliates                                                   (72)             (2,394)             (5,777)
   Use of net proceeds from public offering:
      Capital expenditures                                                      --                  --             (14,507)
      Investments in affiliates                                                 --                  --              (6,780)
                                                                         ---------           ---------           ---------
                 Net cash used in investing activities                      (8,632)            (28,914)            (92,117)

FINANCING ACTIVITIES
   Proceeds from revolving credit facility                                 201,534             216,977             319,786
   Payments of revolving credit facility                                  (192,463)           (211,521)           (312,213)
   Net proceeds from long-term debt                                            121              36,622              96,790
   Payments of long-term debt and capital lease                             (8,822)             (3,986)            (18,838)
   Issuance of preferred stock and stock purchase warrant                   20,203                  --                  --
   Issuance of common stock                                                  1,393                 797               1,769
   Loan to officer                                                              --              (9,000)                 --
   Net proceeds from public offering                                            --                  --              69,320
   Use of net proceeds from public offering:
      Payment of long-term debt and revolving credit-facility                   --                  --             (33,000)
                                                                         ---------           ---------           ---------
             Net cash provided by financing activities                      21,966              29,889             123,614
                                                                         ---------           ---------           ---------
Increase (decrease) in cash and cash equivalents                                60             (18,337)             17,969
Cash and cash equivalents, beginning of year                                 3,830              22,167               4,198
                                                                         ---------           ---------           ---------
                CASH AND CASH EQUIVALENTS, END OF YEAR                   $   3,890           $   3,830           $  22,167
                                                                         =========           =========           =========

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (in thousands)

                                                                            YEAR ENDED JUNE 30,
                                                                ---------------------------------------------
                                                                 2000               1999               1998
                                                                -------           --------           --------
Supplemental cash flow information
     Interest paid                                              $14,887           $ 12,241           $  2,128
     Income taxes paid (refunds received), net                      (23)            (1,660)             2,829
     Capitalized interest                                           458                645              1,118
     Noncash transactions
         Equipment acquired through capital leases                   --                 77                376
         Property acquired by assuming mortgage                      --                 --              4,807
         Stock issued for purchases of businesses                   535                 29             59,659
     Detail of acquisitions:
         Assets acquired                                        $14,428           $ 10,143           $138,799
         Liabilities assumed                                     10,529              5,659             26,295
         Stock issued for purchase of business                      535                 29             59,659
                                                                -------           --------           --------
         Cash paid                                                3,364              4,455             52,845
             Less cash acquired                                      90                 65              2,139
                                                                -------           --------           --------
         Net cash paid for acquisitions                         $ 3,274           $  4,390           $ 50,706
                                                                =======           ========           ========

See notes to consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


A. ORGANIZATION

Advanced Lighting Technologies, Inc. (the "Company") is an innovation-driven designer, manufacturer and marketer of metal halide and other lighting products, which include materials, system components, and systems. The Company also develops, manufactures and markets passive optical telecommunications devices, components and equipment based on the optical coating technologies of its wholly-owned subsidiary, Deposition Sciences Inc.


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

Translation of Foreign Currency

All assets and liabilities of foreign subsidiaries are translated into United States dollars at year-end exchange rates while revenues and expenses are translated at weighted-average exchange rates in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of shareholders' equity.

Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


B. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


B. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets are amortized using the straight-line method over the following lives:

     Excess of cost over net assets acquired           8 - 40 years
     Patents, trademarks and tradenames               17 - 40 years
     Other intangibles                                10 - 40 years

The Company examines the carrying value of its intangible assets when indicators of impairment are present. When the undiscounted cash flows are not sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. During the fiscal year ended June 30, 1998, an impairment loss of $9,354 was charged to expense and classified as "Special Charges", which are further discussed at Note K. Accumulated amortization was $6,906 and $4,135 at June 30, 2000 and 1999, respectively.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


B. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Change -- Costs of Start-Up Activities

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs. The SOP requires that costs related to start-up activities (defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation and organizing a new entity) be expensed as incurred and is effective for fiscal years beginning after December 31, 1998. The Company elected to adopt the provisions of this SOP in fiscal year 1999, the effect of which ($2,443 or $.12 per diluted common share) is reflected as a cumulative effect of change in accounting principle.

New Accounting Standard

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as of July 1, 2000. FAS 133 requires that all derivatives, such as interest rate exchange agreements (swaps), be recognized on the balance sheet at fair value. The Company had no derivatives as at July 1, 2000 and, therefore, no resulting transition adjustments.

Financial Statement Presentation Changes

Certain amounts for prior years have been reclassified to conform to the current year reporting presentation.

C. ACQUISITIONS

During fiscal 2000, 1999 and 1998, the Company completed the following business combinations, all of which were accounted for by the purchase method and, accordingly, results of operations for the acquired businesses have been included in the consolidated statement of operations from their respective dates of acquisition. Assets acquired and liabilities assumed have been recorded at fair value based on appraisals and the best estimates available.

During the third quarter of fiscal 2000, the Company increased to approximately 90% its ownership of Asian Lighting Resources, Ltd., its lamp manufacturing joint venture in Chennai (Madras), India. The total purchase price for this additional ownership interest consisted of $2,993 in cash. The excess of the investment over the net tangible assets acquired of $2,018 is

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


C. ACQUISITIONS (CONTINUED)

being amortized over 25 years. Beginning with the third quarter, the Company began consolidating the results of this subsidiary into its financial statements and deducting the minority interest share in arriving at net income. The Company's investment in the joint venture was previously accounted for by the cost method.

On October 1, 1999, the Company acquired the remaining 50% ownership interest in Lighting Sciences, Inc. (LSI), its joint venture in Scottsdale, Arizona, which specializes in the testing and development of lighting products and technology. The total purchase price consisted of 40,000 shares of the Company's Common Stock (valued at $535). The purchase price resulted in an excess of cost over net assets acquired of $323, which is being amortized over 8 years.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


C. ACQUISITIONS (CONTINUED)

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

During 1999, the Company received a comment letter from the staff of the Securities and Exchange Commission ("SEC") related to the Company's Form 10-K for the year ended June 30, 1998. In response to the view of the SEC staff related to the valuation of the three million shares of restricted common stock issued in connection with the acquisition of Ruud Lighting, Inc., the value of the shares was restated and increased to $49,950, which resulted in an increase in the excess of cost over net assets of businesses acquired of $16,928. The effect of the restatement on the statement of operations for the year ended June 30, 1998 follows:

                                        As Restated     As Previously Reported
                                        -----------     ----------------------
Statement of Operations
   Amortization of intangible assets      $ 1,665              $ 1,454
   Loss before extraordinary charge        25,339               25,128
   Net loss                                25,943               25,732
   Per share loss--basic and diluted
      Before extraordinary charge            1.39                 1.38
      Net loss                               1.43                 1.41

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


D. INVESTMENT IN FIBERSTARS, INC.

During July 1997, the Company purchased an equity interest in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. At December 31, 1997, the Company owned approximately 669,000 common shares, or 19.6% of Fiberstars' shares outstanding. On February 11, 1998, the Company increased its equity ownership to approximately 1,023,000 common shares, or 29% of Fiberstars' shares outstanding (24% as of June 30, 2000). Accordingly, the Company changed its method of carrying the investment to equity from cost in the quarter ended March 31, 1998.

E. FIBER OPTICS JOINT VENTURE AND TRANSACTIONS WITH UNISON AND FIBERSTARS, INC.

On December 31, 1997, the Company and Rohm and Haas Company ("Rohm and Haas") completed a series of agreements that resulted in the formation of Unison Fiber Optics Lighting Systems LLC ("Unison"), a joint venture focused on the manufacture and sale of fiber optic lighting systems to the worldwide lighting market. In consideration for a 50% interest in Unison, the Company contributed its subsidiary, Advanced Cable Lite Corporation, $2,000 in cash, other fiber optic lighting system assets and obligated itself to contribute an additional $3,000 in cash under a note due January 1, 2000. The Company accounted for its investment in Unison under the equity method. In connection with this joint venture, the Company incurred $212 of formation and development costs which were charged to operations during the first quarter of fiscal 1998.

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

In February 2000, the Company acquired Rohm and Haas Company's interest in Unison and, simultaneously, Unison transferred a substantial portion of its personal property (including intellectual property) to Fiberstars, Inc. The transaction included cross-licensing of technology and a commitment by the Company to continue support of fiber optic lighting research and development. The Company paid $3,000, of which $2,300 is represented by a note payable in January 2002, to obtain the remaining interest in Unison. As consideration for the transferred assets to Fiberstars, the Company received four warrants to purchase a total of 1,000,000 shares of Fiberstars, Inc. common stock for nominal consideration. These warrants are exercisable based on stock price and sales of products using Unison technology, but may be converted into at least 445,000 shares of Fiberstars, Inc. common stock at any time.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


F. INVESTMENT IN JOINT VENTURE

On April 2, 1997, the Company invested approximately $3,800 of cash in exchange for a 30% common stock interest in Koto Luminous Co., Ltd. ("Koto"), the Company's sole agent in Japan. Subsequent to the date of investment, Koto, a marketer and distributor of metal halide lamps, began doing business under the name Venture Lighting Japan. Using the proceeds of the investment and an additional investment by an affiliate, Venture Lighting Japan has equipped and is operating a metal halide lamp manufacturing facility in Japan. During the fourth quarter of fiscal 1998, the Company changed its method of accounting for the investment to equity from cost, with the results of operations of this investment being insignificant in prior quarters. During the second quarter of fiscal 1999, the Company exchanged its common stock interest for nonvoting preferred stock and also purchased additional nonvoting preferred stock in Koto. As a result, the Company changed its method of accounting for its investment in Koto to the lower of cost or net realizable value.


G. FINANCING ARRANGEMENTS

Short-term debt consisted of the following:

                                                              JUNE 30,
                                                       ----------------------
                                                         2000          1999
                                                       --------      --------
          Trade facility                               $    538      $    221
          Current portion of long-term debt               6,559         8,322
                                                       --------      --------
                                                       $  7,097      $  8,543
                                                       ========      ========

The Company, on behalf of a foreign subsidiary, maintains a multioption borrowing facility with a foreign bank that includes a trade facility with borrowing capacity of $656 as of June 30, 2000. The trade facility, along with other borrowings with a foreign bank, are collateralized with substantially all the assets of the subsidiary. This facility allows the foreign subsidiary to issue documentary letters of credit for imports and term-trade finance for importing its inventory. The interest rate of this facility varies, depending upon the denomination of the currency advanced, and ranged from 7.13% to 9.37% in fiscal 2000. The weighted average interest rate on the trade facility was approximately 8.25% and 7.80% during fiscal 2000 and fiscal 1999, respectively.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


G. FINANCING ARRANGEMENTS (CONTINUED)

Long-term debt consisted of the following:

                                                                 JUNE 30,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------
       Senior unsecured 8% notes, due March 2008          $100,000      $100,000
       Bank Credit Facility -- revolving credit loan        21,836        12,766
       Bank Credit Facility -- term loan                    17,619        24,702
       Mortgage notes payable                               16,546        18,443
       Term loan                                             4,030           --
       Promissory note, due January 2002                     2,300           --
       Promissory note, due January 2000                       --          3,000
       Obligations under capital leases                        670         1,401
       Other                                                 1,668           506
                                                          --------      --------
                                                           164,669       160,818
       Less current portion                                  6,559         8,322
                                                          --------      --------
                                                          $158,110      $152,496
                                                          ========      ========

On May 21, 1999, the Company replaced its existing Credit Facility with a $50,000 revolving credit loan and a $25,000 term loan provided by several financial institutions ("Bank Credit Facility"). In fiscal 2000 the Company reduced the Bank Credit Facility to a $40,000 revolving credit loan and $20,000 term loan. Proceeds from the Bank Credit Facility were used to repay the Company's prior Credit Facility and other long-term debt.

The revolving credit loan has a three-year term expiring in May 2002. Interest rates on loans outstanding are based, at the Company's option, on LIBOR plus 2.25% or the agent bank's prime rate. The Company is also obligated to pay a commitment fee of .375% on the unused portion of the loan. Availability of borrowings under the revolving credit loan is determined by the Company's eligible accounts receivable and inventories. The term loan has a five-year term expiring in May 2004. The Company pays monthly principal payments that total $3,576 annually, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company's option, on LIBOR plus 2.75% or the agent bank's prime rate. The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes a financial covenant with respect to the coverage of certain fixed charges. The principal security for the revolving credit loan is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all the Company's machinery and equipment and is cross collateralized and secured with the revolving credit loan.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


G. FINANCING ARRANGEMENTS (CONTINUED)

On March 13, 1998, the Company sold $100,000 of Senior Notes due March 2008, resulting in net proceeds of approximately $96,150. The Notes have an annual coupon of 8% and are redeemable at the Company's option, in whole or in part, on or after March 15, 2003 at certain preset redemption prices. In addition, at any time prior to March 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes at 108% of par with the proceeds of one or more public equity offerings. Interest on the Senior Notes is payable semiannually on March 15 and September 15 of each year. During August 2000, the Company completed an exchange offer to existing noteholders, which resulted in reducing the interest rate on the Senior Notes to 8.0% from 8.5%. There are no sinking fund requirements. Approximately $76,300 of the net proceeds from the senior notes were used to repay amounts outstanding under an existing credit facility, thereby lengthening the term of the Company's debt, most of which had been incurred to finance the acquisitions of Ruud Lighting and DSI. The Notes Indenture contains covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined therein) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and, with respect to the Company, engage in mergers and consolidations.

Mortgage notes payable consisted of nine separate notes at various rates of interest, ranging from 7.75% to 10.5%, and at June 30, 2000 were collateralized by land and buildings with a net carrying value of $21,738.

In connection with the Company's investment in Asian Lighting Resources Ltd., the Company assumed a $4,030 term loan with a foreign bank that bears interest at LIBOR plus 3% and matures January 10, 2004. The loan is secured by the subsidiary's facility, machinery and equipment and inventory.

As part of the purchase price for Rohm and Haas Company's 50% interest in Unison Fiber Optic Systems LLC ("Unison"), the Company entered into a $2,300 promissory note during February 2000 to Rohm and Haas that bears interest at 6.65% compounded quarterly. The note matures January 31, 2002. In partial consideration for the Company's initial purchase of a 50% interest in Unison, the Company executed an 8% promissory note in the amount of $3,000, that was paid in January 2000.

The Company leases certain equipment under agreements which are classified as capital leases. The lease agreements have varying terms and the leased assets, with a net carrying value of $1,374 at June 30, 2000, are included in the consolidated balance sheet as machinery and equipment and furniture and fixtures.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


G. FINANCING ARRANGEMENTS (CONTINUED)

Aggregate maturities of long-term debt (including capital lease obligations) for the five fiscal years subsequent to June 30, 2000, were as follows: 2001 -- $6,559; 2002 -- $30,187; 2003 -- $5,765; 2004 -- $15,887; and 2005 -- $461.

The fair value of debt, based on market rates and maturity dates, approximates carrying value. Debt issuance costs, classified with other assets, are being amortized over the terms of the related debt.

During fiscal 1999, the Company entered into an interest rate swap agreement for a notional amount of $10,000 with a fixed pay rate of 6.63% and a receive rate of LIBOR. The swap agreement is a contract to exchange floating rate for fixed interest payments quarterly over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The net cash amounts paid or received on the agreement are recognized as an adjustment to interest expense. During the fourth quarter of fiscal 2000, the Company early-terminated the interest rate swap agreement resulting in a realized gain of $120.

The Company uses standby letters of credit to satisfy certain security deposits with service providers, to make borrowings, and as security for a loan to a foreign investee. These letters are irrevocable and expire within 12 months of issuance. Standby letters of credit outstanding as of June 30, 2000 were $462. Historically, the Company has not experienced any significant claims against these financial instruments. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required, and therefore, is of the opinion that the fair value of these instruments is zero.


H. SHAREHOLDERS' EQUITY

General Electric Company Investment

In October 1999, General Electric Company ("GE") completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company's newly-created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the "Initial Warrant") to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which is immediately exercisable at $.01 per share. GE also holds 430,887 shares of Company Common Stock which it has held since the Company's initial public offering in 1995. The Series

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


H. SHAREHOLDERS' EQUITY (CONTINUED)

A Stock, Common Stock issuable on exercise of the Initial Warrant, and the Common Stock held by GE represent (after giving effect to the shares issued on exercise of the Initial Warrant) approximately 18.2% of the voting power and equity ownership of the Company at June 30, 2000. The proceeds of the transaction were applied principally to the reduction of short-term liabilities and outstanding amounts under the Company's Bank Credit Facility.

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

If the Company fails to maintain certain financial ratios over certain measurement periods, GE will have the right to acquire a combination of subscription rights to additional shares and proxies with respect to shares voted by certain officers of the Company, giving GE the ability to obtain the majority of the voting power of the Company. The first measurement period was the six months ended December 31, 1999. Thereafter, the measurement periods are the six months ending on the last day of each successive fiscal quarter until September 30, 2010 (excluding the six month periods ending on June 30, 2000 and September 30, 2000).

The basis for GE's additional rights will be the failure of the Company to maintain a 2.0 to 1.0 ratio of EBITDA to Interest Expense over the applicable measurement periods. Under the terms of the transaction, EBITDA consists of net earnings, plus interest expense, plus depreciation and amortization, plus income taxes, less extraordinary gains and gains from asset sales plus extraordinary losses and losses from asset sales. Interest Expense consists of interest expense (net of interest income) calculated in accordance with generally accepted accounting principles, but excludes amortization of deferred financing costs up to a maximum of $125 in any fiscal quarter. The ratio for the six months ended June 30, 2000, was 2.13 to 1.0 (2.04 to 1.0 for the quarter ended June 30, 2000 and 2.22 to 1.0 for the quarter ended March 31, 2000).

A measurement period for which the Company fails to maintain the required ratio is referred to as an "Occurrence," however, if the Company maintains a 2.0 to
1.0 ratio in the three fiscal quarters immediately prior to a failure, a "Second Occurrence" or "Third Occurrence," as the case may be, would not be effective. The "First Occurrence" was effective in the six-month measurement period ended December 31, 1999. However, for each of the three fiscal quarters in the nine-month period ended June 30, 2000, the 2.0 to 1.0 ratio was met.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


I. SHAREHOLDERS' EQUITY (CONTINUED)

A Second Occurrence would: (i) give GE the ability to vote the number of shares currently voted by the Chief Executive Officer ("CEO") of the Company, approximately 3.9 million shares, (ii) give GE the option to purchase shares from the CEO and the President of the Company which, together with the shares owned by GE, would represent 25% of the voting power of the Company, and (iii) require the Company to grant GE an additional warrant to purchase shares, at the then current market price, approximating 605,189 at June 30, 2000 (and approximately 2,305,189 following the completion of a registered public offering on August 31, 2000 of 1,700,000 shares of Common Stock). The ability to vote the shares, purchase shares or obtain the warrant would be dependent upon compliance with antitrust laws. GE is not required to purchase additional shares of the Company. If GE obtains approval and obtains in excess of 35% of the voting power of the Company, the terms of the Indenture relating to the Company's Senior Notes would require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest, and the Company's banks will have the ability to demand payment of the Bank Credit Facility. Upon a Third Occurrence, GE would have the right to vote shares currently voted by the President and be granted a warrant to purchase (at the then current market price) additional shares of Common Stock sufficient in number to give GE 50% plus one vote of the voting power of the Company.

Issuance of Common Stock

In July 1997, the Company issued three million shares of its Common Stock in a public offering, resulting in net proceeds of $69,320. Approximately $33,000 of the net proceeds from this offering were used to repay substantially all amounts outstanding under a loan agreement. Of the remaining net proceeds, $14,507 was used for capital expenditures, primarily production equipment and leasehold improvements, $4,780 was used to purchase 29% of Fiberstars, Inc., a company specializing in the marketing and distribution of fiber optic lighting products, $2,000 was contributed to Unison and the remainder was used for working capital purposes.

Employee Stock Options

The Company's 1995 Incentive Award Plan and 1998 Incentive Award Plan provide for the granting of "A" and "B" incentive stock options to purchase common stock of the Company. The "A" options become exercisable based on stock price or over one-to-five years from the date of grant depending on the Company's operating performance. The "B" options become exercisable at the rate of 25% after one year, 35% after two years, and 40% after three years. The Company's 1997 Billion Dollar Market Capitalization Incentive Award Plan provides for the granting of incentive stock options to purchase common stock of the Company. The options become

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


J. SHAREHOLDERS' EQUITY (CONTINUED)

exercisable when the Company's market capitalization, excluding the impact of stock issued in completing acquisitions, reaches one billion dollars or after six years, whichever comes first. All options have been granted at market value on the date of grant and expire ten years from the date of grant. At June 30, 2000, the Company had 3,813,175 shares reserved for future issuance upon exercise of stock options granted under the option plans.

Information related to stock options for the years ended June 30 are as follows:

                                                    2000                         1999                         1998
                                           -----------------------      -----------------------      -----------------------
                                                         WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                                          AVERAGE                      AVERAGE                      AVERAGE
                                                          EXERCISE                     EXERCISE                     EXERCISE
                                            OPTIONS        PRICE         OPTIONS        PRICE         OPTIONS        PRICE
                                           ---------     ---------      ---------     ---------      ---------     ---------
     Outstanding beginning of year         2,751,866      $ 16.36       2,601,347      $ 18.24         914,214      $ 14.38
     Granted                               1,038,000         9.71         682,600        10.18       1,939,689        19.56
     Exercised                               (70,365)       10.56         (18,590)       15.13         (97,209)       11.57
     Forfeited                              (274,364)       15.09        (513,491)       17.68        (155,347)       16.16
                                           ---------                    ---------                    ---------
     Outstanding end of year               3,445,137        14.58       2,751,866        16.36       2,601,347        18.24
                                           =========                    =========                    =========
     Weighted-average fair value
       of options granted during
       the year                            $    5.14         --         $    4.69         --         $8.69             --

The following table summarizes additional information concerning outstanding and exercisable options at June 30, 2000:

                                          OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                ----------------------------------------     -----------------------
                                               WEIGHTED-
                                                AVERAGE        WEIGHTED-                   WEIGHTED-
                                               REMAINING        AVERAGE                     AVERAGE
                                              CONTRACTUAL       EXERCISE                    EXERCISE
                                 OPTIONS        PRICE            PRICE        OPTIONS        PRICE
                                ---------     -----------      ---------     ---------     ---------
     $ 6.94 to 9.99             1,046,325      9.2 years        $  7.05         63,065      $  7.38
     10.00 to 15.99               593,187      8.7 years          12.48        156,187        10.07
     16.00 to 22.99             1,539,602      7.3 years          18.88        707,486        18.95
     23.00 to 26.00               266,023      7.8 years          23.96        137,593        23.98
                                ---------                                    ---------
                                3,445,137                                    1,064,331
                                =========                                    =========

If the Company had elected to report compensation expense for the Incentive Award Plan based on the fair value at the grant dates for all awards consistent with the methodology prescribed by

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


K. SHAREHOLDERS' EQUITY (CONTINUED)

Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would be as follows:

                                                             JUNE 30,
                                                 ---------------------------------
                                                  2000         1999         1998
                                                 -------     ---------    --------
      Net income (loss) as reported              $  1,928    $ (83,753)   $(25,943)
      Pro forma                                      (321)     (85,763)    (27,595)

      Earnings (loss) per share as reported      $   0.01    $   (4.14)   $  (1.43)
      Pro forma                                     (0.10)       (4.24)      (1.52)

The fair values of the stock options used to calculate the pro forma net income and pro forma earnings per share were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998, respectively: expected volatility of 61%, 54%, and 38%; risk-free interest rates of 6.54%, 5.61%, and 5.78%; and expected lives of 4 years, 4 years, and 5 years with no dividend yield.

Employee Stock Purchase Plan

The Company's 1997 Employee Stock Purchase Plan authorized and made available for sale to employees, at a discount of 15%, a total of 100,000 shares of the Company's Common Stock. The Plan provides substantially all employees who have completed six months of service an opportunity to purchase shares through payroll deductions, up to 10% of eligible compensation.

The purchase price of each share is 85% of the month-end closing market price of the Company's Common Stock. Employees purchased 28,967 shares in fiscal 2000, 41,233 shares in fiscal 1999 and 9,577 shares of stock in fiscal 1998. At June 30, 2000, there were 20,223 shares available for future purchases.

Shares Issued Pursuant to Defined Contribution Plan

Beginning in February 1999, pursuant to the terms of the Company's 401(k) Retirement and Savings Plan, the Company partially matches, with its Common Stock, the contributions made by employees to their plan accounts. The Company has authorized and made available for contribution a total of 100,000 shares of Common Stock, and contributed 64,318 shares in fiscal 2000 and 28,107 shares in fiscal 1999. At June 30, 2000, there were 7,575 shares available for future contributions.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


I. EMPLOYEE BENEFITS

The Company has defined contribution elective savings and retirement plans that cover substantially all full-time employees in its domestic and foreign subsidiaries. The Company matches the contributions of participating employees on the basis of the percentages specified in the respective plans, ranging from 1% to 4% of eligible employee earnings. Contributions charged to income for the defined contribution plans, including expense associated with the Common Stock issuances related to the 401(k) Retirement and Savings Plan described in Note H, were $1,215 in fiscal 2000, $1,218 in fiscal 1999 and $465 in fiscal 1998.

J. INCOME TAXES

Income (loss) from continuing operations before income taxes, minority interest, extraordinary charges and accounting change were attributable to the following sources:

                                             YEAR ENDED JUNE 30,
                                   ---------------------------------------
                                     2000           1999            1998
                                   --------       --------        --------
          United States            $  2,372       $(73,795)       $(18,364)

          Foreign                       216         (5,663)         (6,955)
                                   --------       --------        --------

          Totals                   $  2,588       $(79,458)       $(25,319)
                                   ========       ========        ========

The provision for income taxes is computed using the liability method and is based on applicable federal and state statutory rates adjusted for permanent differences between financial and taxable income.

Income taxes have been provided as follows:

                                             YEAR ENDED JUNE 30,
                                   ---------------------------------------
                                     2000           1999            1998
                                   --------       --------        --------
          Current
            Federal                $     19       $    669        $   (196)
            State and local            (172)           219             372
            Foreign                     305           (253)            807
                                   --------       --------        --------
                                        152            635             983
          Deferred
            Federal                     --            (352)           (176)
            State and local             --             (94)           (228)
            Foreign                     483          2,092          (1,890)
                                   --------       --------        --------
                                        483          1,646          (2,294)
                                   --------       --------        --------
                                   $    635       $  2,281        $ (1,311)
                                   ========       ========        ========

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


J. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's net deferred tax assets and liabilities at June 30, 2000 and 1999 are as follows:

                                                                               YEAR ENDED JUNE 30,
                                                                          ---------------------------
                                                                            2000               1999
                                                                          --------           --------
Deferred tax assets:
    Net operating loss carryforwards                                      $ 24,295           $ 21,317
    Research and development tax credits                                     3,196              3,006
    Tax under financial reporting special charges
       and equity write-down                                                 7,402              8,454
    Other                                                                    1,040              2,266
                                                                          --------           --------
                                                                            35,933             35,043
Deferred tax liabilities:
    Tax over financial reporting depreciation                                6,090              4,721
                                                                          --------           --------
                                                                             6,090              4,721
                                                                          --------           --------
Net deferred tax assets (liabilities) before valuation allowance            29,843             30,322
Valuation allowance                                                        (29,843)           (30,322)
                                                                          --------           --------
Net deferred tax assets (liabilities)                                     $     --           $     --
                                                                          ========           ========

The statutory federal income tax rate and the effective income tax rate are reconciled as follows:


                                                                          YEAR ENDED JUNE 30,
                                                             -------------------------------------------
                                                                 2000           1999            1998
                                                             ------------   ------------    ------------
Statutory tax rate                                              35.0%          (35.0)%         (35.0)%
State and local income taxes, net of federal benefit            (4.4)            0.2             0.4
Nondeductible purchased research and development                --              --              25.5
Research and development tax credit                             (7.3)           (0.9)           (2.6)
Effect of foreign taxes                                          6.9             2.7            (0.9)
Nondeductible foreign special charges                           --               0.3             6.3
Nondeductible permanent items                                    8.1            --              --
Valuation allowance (reversal)                                 (18.5)           38.2            --
Other                                                            4.8            (2.6)            1.1
                                                                ----            ----            ----
Effective tax rate                                              24.6%            2.9%           (5.2)%
                                                                ====            ====            ====

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


J. INCOME TAXES (CONTINUED)

Income taxes paid (net of refunds) were $(23) in fiscal 2000, $(1,660) in fiscal 1999 and $3,129 in fiscal 1998.

At June 30, 2000, the Company had net operating loss carryforwards ("NOLs") of $77,205 available to reduce future United States federal taxable income, which expire 2008 through 2020.

The Company also had research and development credit carryforwards for tax purposes of approximately $3,196, which expire 2008 through 2015. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $259, which may be used indefinitely to reduce regular federal income taxes.

Also, at June 30, 2000, the Company had foreign net operating loss carryforwards for tax purposes totaling $3,693 that expire in 2001 to 2006 and $9,303 that have no expiration dates.

For fiscal 1999, the Company reported a pretax loss from continuing operations; an extraordinary charge; and, an accounting change, all of which created $82,803 of operating losses and future tax deductions for financial reporting purposes. Accordingly, at June 30, 2000 and June 30, 1999, the Company has recorded a valuation allowance for deferred tax assets related to all domestic NOLs, tax credits and net deductible tax differences.


K. SPECIAL CHARGES AND TERMINATED EQUIPMENT CONTRACTS

During the year ended June 30, 1999, the Company recorded special charges related to significant changes in its operations, which accelerated and intensified the Company's focus on its metal halide products.

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

The special charges were determined in accordance with formal plans developed by the Company's management and approved by the Company's Board of Directors using the best information available to it at the time. All actions required by the plans were substantially

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


K. SPECIAL CHARGES AND TERMINATED EQUIPMENT CONTRACTS (CONTINUED)

completed by the end of fiscal 2000. Employees were terminated enterprise-wide from almost all areas and units of the Company. Assets related to the above actions are no longer in use and have been sold or were written-down to their estimated fair values.

Details of the actions and related special charges recorded during fiscal 1999 and 2000 are summarized as follows:

                                                       YEAR ENDED
                                                      JUNE 30, 1999                       RECLASSI-
                                                  ---------------------                   FICATIONS
                                                  CHARGED TO   CHARGES   BALANCE AS OF   AND (CREDITS)  CHARGES   BALANCE AS OF
            DESCRIPTION            CASH/NONCASH   OPERATIONS   UTILIZED  JUNE 30, 1999   TO OPERATIONS  UTILIZED  JUNE 30, 2000
---------------------------------  ------------   ----------   --------  -------------   -------------  --------  -------------
Lease/contract cancelations        Cash/Noncash      $ 4,324    $   635      $ 3,689         $(641)     $3,018          $30
Staffing reductions                Cash/Noncash        3,549      2,868          681          (131)        533           17
Program cancelation                Cash                  128          0          128           (21)        107           --
Terminate management
  benefit program                  Cash/Noncash        1,516      1,430           86            --          86           --
Shut-down costs of facilities      Cash                1,615      1,537           78            10          88           --
Asset write-downs                  Cash/Noncash       17,051     17,002           49           308         357           --
Exit non-core inventories          Noncash               261        261           --            --
Other                              Cash                  373        230          143            --          94           49
                                                     -------    -------      -------         -----      ------          ---
                                                     $28,817    $23,963      $ 4,854         $(475)     $4,283          $96
                                                     =======    =======      =======         =====      ======          ===

The special charges for fiscal 1999 included costs related to the actions described above and also include $6,246 related to the wind-down of portable fixture manufacturing operations, which are described in Note L "Discontinued Operations Subsequently Retained." Total special charges for fiscal 1999 of $35,063 are classified in the consolidated statement of operations as cost of goods sold ($3,956) and special charges ($31,107). The Company incurred additional costs of $596 and $764, as described in Note N, related to the above actions.

At June 30, 2000, all actions required by the plans were substantially completed and the Company expects future cash outlays of approximately $96 to be paid by December 31, 2000. During the year, the Company revised certain estimates related to its plans and reversed $475 of previously recorded special charges which were no longer deemed necessary. The reversal results primarily from the settlement of a lease cancelation for less than the estimated amount and revised estimates for severance and related costs.

In conjunction with limiting its Pacific Rim expansion, the Company terminated production equipment contracts related to the completion of four lamp manufacturing equipment groups. Accordingly, in the quarter ended December 31, 1998, the Company reversed previously

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


K. SPECIAL CHARGES AND TERMINATED EQUIPMENT CONTRACTS (CONTINUED)

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

                                                                          YEAR ENDED JUNE 30, 1998
                                                                          -------------------------
                                                                          CHARGED TO       CHARGES
           DESCRIPTION                                CASH/NONCASH        OPERATIONS       UTILIZED
           -----------                                ------------        ----------       --------
    Asset write-down:
       Inventories                                    Noncash              $  2,066        $  2,066
       Intangibles                                    Noncash                 9,354           9,354
       Fixed assets                                   Noncash                 3,056           3,056
       Other assets                                   Noncash                 2,184           2,184
     Contractual commitments and other accruals       Cash                    1,209             496
     Other                                            Cash                      115             115
                                                                           --------        --------
                                                                           $ 17,984        $ 17,271
                                                                           ========        ========

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


K.   SPECIAL CHARGES AND TERMINATED EQUIPMENT CONTRACTS (CONTINUED)

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

In retaining the Microsun business, the Company concentrates on assembling fixtures produced by subcontractors, thereby eliminating the need for the machinery, equipment and facilities that were used in the previous operation. The assembly process is performed at existing ADLT businesses utilizing existing facilities and operations. The Company utilizes the customer service systems

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


L. DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED (CONTINUED)

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

                                                                    YEAR ENDED JUNE 30,
                                                                  ----------------------
                                                                    1999          1998
                                                                  --------      --------
     Net sales                                                    $  4,719      $  4,456
                                                                  ========      ========
     Reclassification of discontinued
       operations to continuing operations                        $ 10,374      $  4,683
     Discontinued operations provision                              (9,043)       (6,014)
                                                                  --------      --------
     Recontinuance of previously discontinued operations          $  1,331      $ (1,331)
                                                                  ========      ========

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


M. EARNINGS PER SHARE

Earnings (loss) per share is computed as follows:


                                                                                  Year Ended June 30,
                                                                        -------------------------------------
                                                                          2000          1999           1998
                                                                        -------       --------       --------
Income available to common shareholders:
   Income (loss) from continuing operations before minority
       interest, extraordinary charge and accounting change             $ 1,953       $(81,739)      $(24,008)
   Less:   Minority interest in income of consolidated subsidiary           (25)            --             --
           Preferred shares accretion                                    (1,796)            --             --
                                                                        -------       --------       --------
   Income (loss) from continuing operations before minority
       interest, extraordinary charge and accounting change
       attributable to common shareholders                              $   132       $(81,739)      $(24,008)
                                                                        =======       ========       ========

   Net income (loss)                                                    $ 1,928       $(83,753)      $(25,943)
   Less:   Preferred shares accretion                                    (1,796)            --             --
                                                                        -------       --------       --------
   Net income (loss) attributable to common shareholders                $   132       $(83,753)      $(25,943)
                                                                        =======       ========       ========

Weighted average shares -- Basic:
   Outstanding at beginning of period                                    20,278         20,189         13,435
   Issued pursuant to public offering                                        --             --          2,942
   Issued in acquisitions                                                    30              2          1,768
   Issued for exercise of stock options                                      18             17             47
   Issued pursuant to employee stock purchase plan                           16             19              3
   Issued pursuant to 401(k) plan                                            30              5             --
                                                                        -------       --------       --------
       Basic weighted average shares                                     20,372         20,232         18,195
                                                                        =======       ========       ========

Weighted average shares -- Diluted:
   Basic from above                                                      20,372         20,232         18,195
   Effect of stock options and warrant                                      959             --             --
                                                                        -------       -------        --------
       Diluted weighted average shares                                   21,331         20,232         18,195
                                                                        =======       ========       ========

Earnings (loss) per share -- Basic:
   Income (loss) from continuing operations                             $   .01       $  (4.04)      $  (1.32)
   Recontinuance of previously discontinued operations                       --            .07           (.07)
   Extraordinary charge                                                      --           (.05)          (.04)
   Cumulative effect of accounting change                                    --           (.12)            --
                                                                        -------       --------       --------
   Earnings (loss) per share -- Basic                                   $   .01       $  (4.14)      $  (1.43)
                                                                        =======       ========       ========

Earnings (loss) per share -- Diluted:
   Income (loss) from continuing operations                             $   .01       $  (4.04)      $  (1.32)
   Recontinuance of previously discontinued operations                       --            .07           (.07)
   Extraordinary charge                                                      --           (.05)          (.04)
   Cumulative effect of accounting change                                    --           (.12)            --
                                                                        -------       --------       --------
   Earnings (loss) per share -- Diluted                                 $   .01       $  (4.14)      $  (1.43)
                                                                        =======       ========       ========


                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


N. RELATED PARTY TRANSACTIONS

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

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. The principal on the loan was due on October 6, 1999. On January 25, 2000, the Board agreed that the CEO would not be required to repay the loan until October 6, 2000. The term of the loan has now been extended by the Board to October 6, 2001. The directors have informed the CEO that the Company may require immediate payment of the loan if the Company requires the payment to prevent an unacceptable strain on cash resources.

In connection with the fiscal 1999 actions described in Note K, the Company recognized $596 in cost of sales for the write-down of specialty inventory and $764 in research and development expenses related to transactions with affiliates. During fiscal 1999, the Company also recognized a $700 provision for uncollectible advances and receivables related to transactions with affiliates.

During January 1996, the Company entered into a six-year Aircraft Operating Agreement ("Agreement") with an unrelated company to charter certain airplanes for service into locations which are not adequately served by commercial carriers. The unrelated company leased the airplanes from an affiliate of the Company owned by certain officers of the Company. These officers guaranteed the repayment of $11,200 of indebtedness incurred by the affiliate to purchase the airplanes. The Company's minimum annual commitments under the Agreement were $911. However, the only remaining aircraft under the Agreement was sold and the leasing activities under the Agreement ceased in December 1998. During May 1998, the Company began to charter airplanes from another unrelated company. This unrelated company also leased the airplanes from an affiliate of the Company owned by certain officers of the Company. These officers guaranteed the repayment of $6,400 of indebtedness incurred by the affiliate to purchase an airplane. One airplane was sold and the other remaining airplane is in the process of being sold. Fees paid by the Company under these arrangements were $474 in fiscal 2000, $1,616 in fiscal 1999 and $2,161 in fiscal 1998.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


N. RELATED PARTY TRANSACTIONS (CONTINUED)

The Company paid a director of the Company $104 in fiscal 2000, $100 in fiscal 1999 and $129 in fiscal 1998 for consulting services. The Company also paid another director of the Company $99 in fiscal 2000 for consulting services.

The Company sold lamps, lamp components, and lamp production equipment to an overseas company aggregating $1,194 in fiscal 2000, $625 in fiscal 1999 and $1,254 in fiscal 1998. The Company purchased lamps from this overseas company aggregating $1,108 in fiscal 2000 and $366 in fiscal 1999. An executive officer and director of the overseas company became a Director of the Company in January 1996.

During fiscal 1996, one of the Company's subsidiaries sold the assets of its nonlamp product line to an affiliate of the Company owned principally by certain officers of the Company for an amount equal to the carrying amount of such assets as of June 30, 1995. As of June 30, 2000 and 1999, the Company had an 8.5% note from the affiliate for $220 related to the sale of the assets of the nonlamp product line which is recorded as a long-term receivable from related parties in the consolidated balance sheet. Total principal and accrued interest at June 30, 2000 was $302.


O. COMMITMENTS

The Company leases buildings and certain equipment under noncancelable operating lease agreements. Total rent expense was $1,778 in 2000, $1,878 in 1999 and $1,495 in 1998. Future minimum lease commitments, as of June 30, 2000, were as follows:

                  Year:
                  Fiscal 2001                     $1,943
                  Fiscal 2002                      1,560
                  Fiscal 2003                      1,361
                  Fiscal 2004                        721
                  Fiscal 2005                        519
                  Thereafter                         550
                                                  ------
                  Minimum lease payments          $6,654
                                                  ======

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


P. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended June 30, 2000 and 1999.

                                                                                 FISCAL 2000, THREE MONTHS ENDED
                                                                   ----------------------------------------------------------
                                                                   JUN 30           MAR 31           DEC 31           SEP 30
                                                                   -------          -------          -------          -------

Net sales                                                          $54,026          $54,945          $59,885          $56,180
Gross profit                                                        22,514           22,675           23,033           21,336
Income from operations                                               4,278            4,502            4,175            2,956
Income (loss) from continuing operations before minority
     interest, extraordinary charge and accounting change              697            1,058              980             (782)
Net income (loss)                                                  $   685          $ 1,045          $   980          $  (782)
                                                                   =======          =======          =======          =======
Earnings (loss) per share -- Basic                                 $   .00          $   .02          $   .02          $  (.04)
                                                                   =======          =======          =======          =======
Earnings (loss) per share -- Diluted                               $   .00          $   .02          $   .02          $  (.04)
                                                                   =======          =======          =======          =======

Price Range of Common Stock:
      High                                                         $ 22.00          $ 23.75          $   8.50        $   9.00
      Low                                                             9.13             5.56              4.75            6.88


                                                                                 FISCAL 1999, THREE MONTHS ENDED
                                                                  -----------------------------------------------------------
                                                                  JUN 30 (a)       MAR 31(b)         DEC 31(c)       SEP 30(d)
                                                                  ---------        --------          --------        --------
Net sales                                                         $ 50,854         $ 51,358          $ 39,704         $51,287
Gross profit                                                        11,714           17,077             8,256          20,383
Income (loss) from operations                                      (24,575)          (5,864)          (31,781)          1,847
Income (loss) from continuing operations before minority
     interest, extraordinary charge and accounting change          (33,204)          (9,432)          (38,432)           (671)
Recontinuance of previously discontinued operations                    308            1,710            (1,540)            853
Net income (loss)                                                 $(33,798)        $ (7,722)         $(39,972)        $(2,261)
                                                                  ========         ========          ========         =======
Earnings (loss) per share -- Basic                                $  (1.67)        $   (.38)         $  (1.98)        $  (.11)
                                                                  ========         ========          ========         =======
Earnings (loss) per share -- Diluted                              $  (1.67)        $   (.38)         $  (1.98)        $  (.11)
                                                                  ========         ========          ========         =======

Price Range of Common Stock:
      High                                                        $   9.00         $  13.94          $  10.88         $ 27.75
      Low                                                             5.63             6.00              4.38            8.31

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

(d) First Quarter 1999 - Net income was reduced by a $2,443 cumulative effect of a change in accounting principle.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


Q. SEGMENT AND GEOGRAPHIC INFORMATION

The Company has one reportable business segment: the design, manufacture and sales of metal halide lighting products including materials, system components, systems and production equipment. The Company's telecommunications business unit does not meet reportable operating segment criteria and has been aggregated in the following information.

Net sales by country, based on the location of the business unit, for fiscal 2000, 1999 and 1998 follows:

                                              YEAR ENDED JUNE 30,
                                    ---------------------------------------
                                       2000           1999          1998
                                    ---------      ---------     ----------
          United States             $ 167,327      $ 141,440      $ 111,743
          Canada                       22,624         20,524         29,427
          United Kingdom               21,450         19,998         20,287
          Australia                    11,837         10,092          6,892
          Other                         1,798          1,149            --
                                    ---------      ---------      ---------
                                    $ 225,036      $ 193,203      $ 168,349
                                    =========      =========      =========

Long-lived assets by country, based on the location of the asset, as of June 30, 2000 and 1999 follows:

                                      YEAR ENDED JUNE 30,
                                    ------------------------
                                       2000           1999
                                    ---------      ---------
          United States             $  89,344      $  90,769
          Canada                        2,604          2,845
          United Kingdom                5,767          6,396
          Australia                     1,764          1,760
          India                         9,298            --
          Other                           386            678
                                    ---------      ---------
                                    $ 109,163      $ 102,448
                                    =========      =========

In fiscal 2000, 1999, and 1998, no single customer accounted for 10% or more of the Company's net sales.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


R. PURCHASE OF CORPORATE HEADQUARTERS

During March 1998, the Company purchased land and building in Solon, Ohio for $7,758, which included the assumption of an existing mortgage of approximately $4,800. The mortgage has a 9.39% interest rate, a prepayment penalty that approximates $1,000, requires monthly amortizing payments and a final payment of $4,100 due in June 2006. Prior to the purchase, a portion of the property was leased and used by the Company for system components manufacturing and office space. Subsequent to purchase, the Company relocated its world headquarters to the facility.


S. CONTINGENCY

In April and May 1999, three class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged shareholders of the Company on behalf of themselves and purported classes consisting of Company shareholders, other than the defendants and their affiliates, who purchased stock during the period from December 30, 1997 through September 30, 1998 or various portions thereof. A First Amended Class Action Complaint, consolidating the three lawsuits, was filed on September 30, 1999, and the action is now pending before a single judge. The named defendants in the case - styled In re Advanced Lighting Technologies, Inc. Securities Litigation, Master File No. 1:99CV836, pending before the United States District Court, Northern District of Ohio - are the Company and its Chairman and Chief Executive Officer (CEO).

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

The Company and the CEO believe that these claims lack merit. The Company and its CEO filed a Motion to Dismiss the Complaint, which was denied. The case will now proceed. The Company and the CEO intend to continue to vigorously defend against these actions.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 2000
                  (Dollars in thousands, except per share data)


T. ISSUANCE OF COMMON STOCK SUBSEQUENT TO JUNE 30, 2000

On August 31, 2000, the Company completed a public offering of 1,700,000 shares of its common stock at a price of $15.00 per share under a $300,000 shelf registration filed with the Securities and Exchange Commission which became effective in July 2000.

The public offering reduced the amount available for the issuance of various debt and equity securities under the shelf registration statement to approximately $274,500. The Company used the net proceeds from the public offering of approximately $22,900 to repay revolving credit loan borrowings. The Company intends to subsequently borrow under its revolving credit loan facility to fund capital improvements, including optical coating production equipment, filter testing and measurement equipment and production facilities, and on research and development in its telecommunications business unit at Deposition Sciences, Inc.

In addition to the $300,000 shelf registration discussed above, in July 2000 a $100,000 shelf registration became effective under which the Company may from time-to-time issue various debt and equity securities to acquire assets, businesses or securities. The Company has no outstanding securities issued under this registration statement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 2000 Annual Shareholders Meeting ("Proxy Statement"), under the captions "Nominees," "Continuing Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance." This Proxy Statement will be filed with the SEC prior to October 28, 2000.


ITEM 11. EXECUTIVE COMPENSATION

The information contained under the caption "Compensation of Executive Officers" in the Proxy Statement is incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Certain Holders of Voting Securities" in the Proxy Statement is incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Transactions With Directors And Officers" in the Proxy Statement is incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2). The following consolidated financial statements of Advanced Lighting Technologies, Inc. are included in Item 8:

          Report of Grant Thornton LLP, Independent Auditors
          Report of Ernst & Young LLP, Independent Auditors
          Consolidated Balance Sheets as of June 30, 2000 and 1999 Consolidated Statements of Operations for the Years Ended
               June 30, 2000, 1999 and 1998
          Statements of Consolidated Shareholders' Equity for the
               Years Ended June 30, 2000, 1999 and 1998
          Consolidated Statements of Cash Flows for the
               Years Ended June 30, 2000, 1999 and 1998
          Notes to Consolidated Financial Statements

Financial Statement Schedules:

(2) The following Financial Statement Schedules are included in Item 14(d):

None. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) List of Exhibits (Exhibits available upon request)

                                                                                                 SEQUENTIAL PAGE
                                                                                                      NUMBER/
EXHIBIT                                                                                            INCORPORATED
NUMBER                                TITLE                                                        BY REFERENCE
------                                -----                                                        ------------
 3.1     Second Amended and Restated Articles of Incorporation filed
         September 26, 1995..........................................................................  (3)

 3.2     Certificate of Adoption of Third Amendment to Second Amended and
         Restated Articles of Incorporation filed October 6, 1999 (Form 10-Q/A
         Exhibit 3.2)................................................................................ (11)

 3.3     Certificate of Adoption of Fourth Amendment to Second Amended and
         Restated Articles of Incorporation filed March 16, 2000 (Form 10-Q/A
         Exhibit 3.3)................................................................................

 3.4     Code of Regulations.........................................................................  (1)

 4.1     Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

 4.2     Form of Stock Certificate of Common Stock of Advanced Lighting
         Technologies, Inc...........................................................................


                                                                                                 SEQUENTIAL PAGE
                                                                                                      NUMBER/
EX HIBIT                                                                                           INCORPORATED
NUMBER                                TITLE                                                        BY REFERENCE
------                                -----                                                        ------------
 4.3     Indenture between Advanced Lighting Technologies, Inc. and The Bank of
         New York, as Trustee, dated as of March 18, 1998 (Form 10-Q/A
         Exhibit 4.3)................................................................................  (6)

 4.4     Registration Rights Agreement between Advanced Lighting Technologies,
         Inc. and Morgan Stanley & Co., Incorporated dated as of March 18, 1998
         (Form S-4 Exhibit 4.2)......................................................................  (5)

 4.5     Form of Security for 8% Senior Notes due 2008 originally issued by
         Advanced Lighting Technologies, Inc. on March 18, 1998 (Form S-4
         Exhibit 4.3)................................................................................  (5)

 4.6     Form of Security for 8% Senior Notes due 2008 issued by Advanced
         Lighting Technologies, Inc. and registered under the Securities Act of
         1933 (Form S-4 Exhibit 4.4).................................................................  (5)

 4.7     First Supplemental Indenture dated September 25, 1998 between Advanced
         Lighting Technologies, Inc. and The Bank of New York amending the
         Indenture dated March 18, 1998 (Form 10-Q/A No. 2 Exhibit 4.1)..............................  (8)

 4.8     Registration Rights Agreement dated as of September 30, 1999 by and between Advanced Lighting Technologies, Inc. and General Electric
         Company (Form 10-Q/A Exhibit 4.2)........................................................... (11)

 9.1     Form of Voting Trust Agreement dated as of October 10, 1995 by and among Advanced Lighting Technologies, Inc., Wayne R. Hellman, Louis S.
         Fisi, David L. Jennings, Robert S. Roller, Juris Sulcs, James F.
         Sarver, Brian A. Hellman and Lisa Hellman, as amended December 20, 1995
         ("Hellman Voting Trust")....................................................................  (2)

 9.2     Form of Irrevocable Proxy relating to shares formerly held under the
         Hellman Voting Trust........................................................................  (2)

 9.3     Form of Amendment to Hellman Voting Trust dated as of October 1, 1999.......................

 9.4     Form of Voting Trust Agreement dated as of January 2,1998 by and among
         Advanced Lighting Technologies, Inc., Alan J. Ruud, Donald Wandler,
         Theodore Sokoly, Christopher Ruud and Cynthia Johnson ("Ruud Voting
         Trust") and Form of Irrevocable Proxy relating to shares formerly held under the Ruud Voting Trust.................................................................  (4)

 9.5     Form of Amendment to Ruud Voting Trust dated as of October 1, 1999.......................... (13)

                                                                                                 SEQUENTIAL PAGE
                                                                                                     NUMBER/
EXHIBIT                                                                                           INCORPORATED
NUMBER                                TITLE                                                       BY REFERENCE
------                                -----                                                       ------------

 10.1    Employment Agreement dated as of January 2, 1998 among Ruud Lighting,
         Inc., Advanced Lighting Technologies, Inc. and Alan J. Ruud.................................  (7)

 10.2    Employment Agreement dated as of February 12, 1998 between Advanced
         Lighting Technologies, Inc. and Nicholas R. Sucic (Form 10-Q/A
         Exhibit 10.5)...............................................................................  (6)

 10.3    Loan Agreement dated as of October 8, 1998 between Advanced Lighting
         Technologies, Inc. and Wayne R. Hellman (Form 10-Q/A Exhibit 10.1)..........................  (9)

 10.4    Secured Promissory Note of Wayne R. Hellman dated as of October 8, 1998 in the amount of $9,000,000 to Advanced Lighting Technologies, Inc.
         (Form 10-Q/A Exhibit 10.2)..................................................................  (9)

 10.5    Amended and Restated Employment Agreement between Wayne R. Hellman and
         Advanced Lighting Technologies, Inc. dated as of October 8, 1998 (Form
         10-Q/A Exhibit 10.4)........................................................................  (9)

 10.6    Advanced Lighting Technologies, Inc. Amended and Restated 1995
         Incentive Award Plan (Form S-1 Exhibit 10.1 and 10.1/A).....................................  (1)

 10.7    Advanced Lighting Technologies, Inc. 1997 Billion Dollar Market
         Capitalization Incentive Award Plan (Form 10-K/A No. 2 Exhibit 10.11)....................... (10)

 10.8    Advanced Lighting Technologies, Inc. Amended and Restated 1998
         Incentive Award Plan (Form 10-K/A No. 2 Exhibit 10.12)...................................... (10)

 10.9    Credit Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 21, 1999 (Form 10-K/A
         No. 2 Exhibit 10.13)........................................................................ (10)

 10.10   Market Clearance Side Letter dated May 21, 1999 by and among PNC Bank,
         National Association, PNC Capital Markets, Inc., Advanced Lighting
         Technologies, Inc., Ballastronix, Incorporated, Canadian Lighting
         Systems Holding Incorporated, Parry Power Systems Limited and Venture
         Lighting Europe Ltd. (Form 10-K/A No. 2 Exhibit 10.18)...................................... (10)


                                                                                                 SEQUENTIAL PAGE
                                                                                                     NUMBER/
EXHIBIT                                                                                           INCORPORATED
NUMBER                                TITLE                                                       BY REFERENCE
------                                -----                                                       ------------
 10.11   Side Letter Agreement dated August 5, 1999 by and among Advanced
         Lighting Technologies, Inc. and certain of its subsidiaries, PNC Bank,
         National Association and BankBoston, N.A. relating to the Credit
         Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, PNC Bank and National Association, as agent for certain other banks dated May 21, 1999 (Form 10-Q/A Exhibit 10.1)........................... (11)

 10.12   Assignment of Acceptance Agreement by and among Advanced Lighting
         Technologies, Inc. , PNC Bank, National Association and BankBoston,
         N.A. dated as of August 5, 1999 (Form 10-Q/A Exhibit 10.2).................................. (11)

 10.13   First Amendment Agreement by and among Advanced Lighting Technologies,
         Inc. and certain of its subsidiaries and PNC Bank, National
         Association, as agent for certain other banks dated as of August 17,
         1999, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.3)......................................... (11)


 10.14   Second Amendment Agreement by and among Advanced Lighting Technologies,
         Inc. and certain of its subsidiaries and PNC Bank, National
         Association, as agent for certain other banks dated as of August 18,
         1999, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.4)......................................... (11)

 10.15   Assignment and Acceptance Agreement by and among Advanced Lighting
         Technologies, Inc., PNC Bank, National Association and National City
         Commercial Finance, Inc. dated as of November 2, 1999 (Form 10-Q
         Exhibit 10.1)............................................................................... (12)

 10.16   Assignment and Acceptance Agreement by and among Advanced Lighting
         Technologies, Inc., PNC Bank, National Association and Sovereign Bank
         dated as of November 2, 1999 (Form 10-Q Exhibit 10.2)....................................... (12)

 10.17   Third Amendment Agreement by and among Advanced Lighting Technologies,
         Inc. and certain of its subsidiaries and PNC Bank, National
         Association, as agent for certain other banks dated as of November 2,
         1999, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form10-Q Exhibit 10.3)............................................ (12)

                                                                                                 SEQUENTIAL PAGE
                                                                                                      NUMBER/
EXHIBIT                                                                                            INCORPORATED
NUMBER                                TITLE                                                        BY REFERENCE
------                                -----                                                        ------------
 10.18   Fourth Amendment Agreement by and among Advanced Lighting Technologies,
         Inc. and certain of its subsidiaries and PNC Bank, National
         Association, as agent for certain other banks dated as of February 28,
         2000, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.1) ........................................ (14)

 10.19   Fifth Amendment Agreement by and among Advanced Lighting Technologies,
         Inc. and certain of its subsidiaries and PNC Bank, National
         Association, as agent for certain other banks dated as of May 8, 2000, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999..........................................................................

 10.20   Stock Purchase Agreement by and between Advanced Lighting Technologies,
         Inc. and General Electric Company dated as of September 28, 1999 (Form
         10-Q/A Exhibit 10.5)........................................................................ (11)

 10.21   Contingent Warrant Agreement dated as of September 30, 1999 by and among Advanced Lighting Technologies, Inc., General Electric Company,
         Wayne R. Hellman, individually and as voting trustee under Voting Trust
         Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated
         January 2, 1998 (Form 10-Q/A Exhibit 10.6).................................................. (11)

 10.22   Lamp Materials Purchase Agreement by and among Advanced Lighting
         Technologies, Inc., General Electric Company, acting through its GE
         Lighting business and APL Engineered Materials, Inc. dated as of
         September 30, 1999 (Form 10-Q/A Exhibit 10.8)............................................... (11)

 10.23   Patent and Technical Assistance Agreement by and among Advanced
         Lighting Technologies, Inc., APL Engineered Materials, Inc. and General
         Electric Company, acting through its GE Lighting business, dated as of
         September 30, 1999 (Form 10-Q/A Exhibit 10.9)..............................................  (11)

 10.24   Series A1 Warrant to Purchase Common Shares of Advanced Lighting
         Technologies, Inc. issued to General Electric Company dated as of
         October 6, 1999 (Form 10-Q/A Exhibit 10.7).................................................. (11)

 10.25   Mutual Release and Indemnification Agreement by and between Advanced
         Lighting Technologies, Inc. and Louis S. Fisi dated as of December 31,
         1999 (Form10-Q Exhibit 10.9)................................................................ (12)


                                                                                                 SEQUENTIAL PAGE
                                                                                                     NUMBER/
EXHIBIT                                                                                            INCORPORATED
NUMBER                                TITLE                                                        BY REFERENCE
------                                -----                                                        ------------
 10.26   Consulting Agreement by and between Advanced Lighting Technologies,
         Inc. and Louis S. Fisi dated as of December 31, 1999 (Form10-Q
         Exhibit 10.10).............................................................................. (12)

 12      Statement re: Computation of Ratios.........................................................

 21.0    Subsidiaries of the Registrant as of June 30, 2000..........................................

 23.1    Consent of Grant Thornton LLP...............................................................

 23.2    Consent of Ernst & Young LLP................................................................

 24.1    Powers of Attorney..........................................................................

   27    Financial Data Schedule.....................................................................

----------------------------------------

(1) Incorporated by reference to referenced Exhibit in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(2) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report of Form 10-Q for the Quarterly Period ended March 31, 1996.

(3) Incorporated by reference to Exhibit of same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

(4) Incorporated by reference to Exhibit 1 to Schedule 13D filed by Alan Ruud, et al., January 12, 1998.

(5) Incorporated by reference to referenced Exhibit in Company's Registration Statement on Form S-4 Registration No. 333-58609 filed July 7, 1998.

(6) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q/A for the Quarterly Period ended March 31, 1998 filed on March 15, 1999

(7) Incorporated by reference to Exhibit of the same number in Company's Annual Report on Form 10-K/A No. 2 for the Annual Period ended June 30, 1998 filed March 16, 1999.

(8) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q/A No. 2 for the Quarterly Period ended September 30, 1998 filed March 15, 1999.

(9) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q/A for the Quarterly Period ended December 31, 1998 filed March 15, 1999.

(10) Incorporated by reference to referenced Exhibit in Company's Annual Report on Form 10-K/A No. 2 for the Annual Period ended June 30, 1999 filed April 25, 2000.

(11) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(12) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1999 filed February 14, 2000.

(13) Incorporated by reference to Schedule 13D filed by Alan J. Ruud, et al., March 15, 2000

(14) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q/A for the Quarterly Period ended March 31, 2000 filed July 11, 2000.

(b).     Reports on Form 8-K.

During the quarter ended June 30, 2000, the Company filed two Reports on Form
8-K.

On June 6, 2000 the Company filed a Current Report dated June 1, 2000, reporting under Item 5 an announcement that Deposition Sciences, Inc. had produced the first 3200 Ghz optical bandpass filter using its MicroDyn(TM) reactive sputtering coating technology; and an announcement that on June 5, 2000 Deposition Sciences, Inc. had appointed Kumar Khajurivala, former Vice President of Operations for Precision Optics Corporation, Inc. of Boston, Massachusetts, to Director of Product Development.

On June 21, 2000 the Company filed a Current Report dated June 6, 2000, reporting under Item 5 that a First Amended Class Action Complaint, consolidating three lawsuits, was filed September 30, 1999 and that the Company and its CEO filed a Motion to Dismiss the Complaint, which was denied. The case will now proceed.

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

                                          ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: September 27, 2000                          By: /s/ Alan J. Ruud
                                                      ----------------
                                                      Alan J. Ruud
                                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                       DATE
--------------------------------------------------------------------------------------------
/s/ Wayne R. Hellman                Chief Executive Officer              September 27, 2000
----------------------------        and Director
Wayne R. Hellman

/s/ Nicholas R. Sucic               Chief Financial Officer,             September 27, 2000
----------------------------        Vice President and Treasurer
Nicholas R. Sucic                   (Chief Accounting Officer)

----------------------------        Director                             September __, 2000
Francis H. Beam

/s/ John E. Breen                   Director                             September 27, 2000
----------------------------
John E. Breen

/s/ John R. Buerkle                 Director                             September 27, 2000
----------------------------
John R. Buerkle

/s/ Theodore A. Filson              Director                             September 27, 2000
----------------------------
Theodore A. Filson

/s/ Louis S. Fisi                   Director                             September 27, 2000
----------------------------
Louis S. Fisi

/s/ Susuma Harada                   Director                             September 27, 2000
----------------------------
Susuma Harada

/s/ Thomas K. Lime                  Director                             September 27, 2000
----------------------------
Thomas K. Lime

/s/ Alan J. Ruud                    Director                             September 27, 2000
----------------------------
Alan J. Ruud

/s/ A Gordon Tunstall               Director                             September 27, 2000
----------------------------
A Gordon Tunstall

*The undersigned, by signing his name hereto, does hereby execute this Report on behalf of the above indicated directors of Advanced Lighting Technologies, Inc. pursuant to Powers of Attorney executed by each such director appointing the undersigned as attorney-in-fact and filed with the Securities and Exchange Commission.

                                                   By: /s/ Wayne R. Hellman
                                                       ----------------------
                                                       Wayne R. Hellman
                                                       Attorney-in-Fact

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549









                                   EXHIBITS TO

                                    FORM 10-K




                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                 EXHIBIT INDEX


                                                                                                SEQUENTIAL PAGE
                                                                                                     NUMBER/
EXHIBIT                                                                                           INCORPORATED
NUMBER                                TITLE                                                       BY REFERENCE
------                                -----                                                       ------------
 3.1     Second Amended and Restated Articles of Incorporation filed
         September 26, 1995.......................................................................... (3)

 3.2     Certificate of Adoption of Third Amendment to Second Amended and
         Restated Articles of Incorporation filed October 6, 1999 (Form 10-Q/A
         Exhibit 3.2)................................................................................ (11)

 3.3     Certificate of Adoption of Fourth Amendment to Second Amended and
         Restated Articles of Incorporation filed March 16, 2000 (Form 10-Q/A
         Exhibit 3.3)................................................................................

 3.4     Code of Regulations......................................................................... (1)

 4.1     Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

 4.2     Form of Stock Certificate of Common Stock of Advanced Lighting
         Technologies, Inc...........................................................................

 4.3     Indenture between Advanced Lighting Technologies, Inc. and The Bank of New York,
         as Trustee, dated as of March 18, 1998 (Form 10-Q/A Exhibit 4.3)............................ (6)

 4.4     Registration Rights Agreement between Advanced Lighting Technologies,
         Inc. and Morgan Stanley & Co., Incorporated dated as of March 18, 1998
         (Form S-4 Exhibit 4.2)...................................................................... (5)

 4.5     Form of Security for 8% Senior Notes due 2008 originally issued by
         Advanced Lighting Technologies, Inc. on March 18, 1998 (Form S-4
         Exhibit 4.3)................................................................................ (5)

 4.6     Form of Security for 8% Senior Notes due 2008 issued by Advanced
         Lighting Technologies, Inc. and registered under the Securities Act of
         1933 (Form S-4 Exhibit 4.4)................................................................. (5)

 4.7     First Supplemental Indenture dated September 25, 1998 between Advanced
         Lighting Technologies, Inc. and The Bank of New York amending the
         Indenture dated March 18, 1998 (Form 10-Q/A No. 2 Exhibit 4.1).............................. (8)

 4.8     Registration Rights Agreement dated as of September 30, 1999 by and between Advanced Lighting Technologies, Inc. and General Electric
         Company (Form 10-Q/A Exhibit 4.2)........................................................... (11)

 9.1     Form of Voting Trust Agreement dated as of October 10, 1995 by and among Advanced Lighting Technologies, Inc., Wayne R. Hellman, Louis S. Fisi,
         David L. Jennings, Robert S. Roller, Juris Sulcs, James F. Sarver,
         Brian A. Hellman and Lisa Hellman, as amended December 20, 1995
         ("Hellman Voting Trust").................................................................... (2)

                                                                                                 SEQUENTIAL PAGE
                                                                                                     NUMBER/
EXHIBIT                                                                                           INCORPORATED
NUMBER                                TITLE                                                       BY REFERENCE
------                                -----                                                       ------------

 9.2     Form of Irrevocable Proxy relating to shares formerly held under the
         Hellman Voting Trust........................................................................ (2)

 9.3     Form of Amendment to Hellman Voting Trust dated as of October 1, 1999.......................

 9.4     Form of Voting Trust Agreement dated as of January 2,1998 by and among
         Advanced Lighting Technologies, Inc., Alan J. Ruud, Donald Wandler,
         Theodore Sokoly, Christopher Ruud and Cynthia Johnson ("Ruud Voting Trust")
         and Form of Irrevocable Proxy relating to shares formerly held under the Ruud Voting Trust................................................................. (4)

 9.5     Form of Amendment to Ruud Voting Trust dated as of October 1, 1999.......................... (13)

 10.1    Employment Agreement dated as of January 2, 1998 among Ruud Lighting,
         Inc., Advanced Lighting Technologies, Inc. and Alan J. Ruud................................. (7)

 10.2    Employment Agreement dated as of February 12, 1998 between Advanced
         Lighting Technologies, Inc. and Nicholas R. Sucic (Form 10-Q/A
         Exhibit 10.5)............................................................................... (6)

 10.3    Loan Agreement dated as of October 8, 1998 between Advanced Lighting
         Technologies, Inc. and Wayne R. Hellman (Form 10-Q/A Exhibit 10.1).......................... (9)

 10.4    Secured Promissory Note of Wayne R. Hellman dated as of October 8, 1998 in the amount of $9,000,000 to Advanced Lighting Technologies, Inc.
         (Form 10-Q/A Exhibit 10.2).................................................................. (9)

 10.5    Amended and Restated Employment Agreement between Wayne R. Hellman and
         Advanced Lighting Technologies, Inc. dated as of October 8, 1998 (Form
         10-Q/A Exhibit 10.4)........................................................................ (9)

 10.6    Advanced Lighting Technologies, Inc. Amended and Restated 1995
         Incentive Award Plan (Form S-1 Exhibit 10.1 and 10.1/A)..................................... (1)

 10.7    Advanced Lighting Technologies, Inc. 1997 Billion Dollar Market
         Capitalization Incentive Award Plan (Form 10-K/A No. 2 Exhibit 10.11)....................... (10)

 10.8    Advanced Lighting Technologies, Inc. Amended and Restated 1998
         Incentive Award Plan (Form 10-K/A No. 2 Exhibit 10.12)...................................... (10)

 10.9    Credit Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 21, 1999 (Form 10-K/A No. 2 Exhibit 10.13)............................ (10)

                                                                                                 SEQUENTIAL PAGE
                                                                                                     NUMBER/
EXHIBIT                                                                                           INCORPORATED
NUMBER                                TITLE                                                       BY REFERENCE
------                                -----                                                       ------------

 10.10   Market Clearance Side Letter dated May 21, 1999 by and among PNC Bank,
         National Association, PNC Capital Markets, Inc., Advanced Lighting
         Technologies, Inc., Ballastronix, Incorporated, Canadian Lighting
         Systems Holding Incorporated, Parry Power Systems Limited and Venture
         Lighting Europe Ltd. (Form 10-K/A No. 2 Exhibit 10.18)...................................... (10)

 10.11   Side Letter Agreement dated August 5, 1999 by and among Advanced
         Lighting Technologies, Inc. and certain of its subsidiaries, PNC Bank,
         National Association and BankBoston, N.A. relating to the Credit
         Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, PNC Bank and National Association, as agent for certain other banks dated May 21, 1999 (Form 10-Q/A Exhibit 10.1)........................... (11)

 10.12   Assignment of Acceptance Agreement by and among Advanced Lighting
         Technologies, Inc. , PNC Bank, National Association and BankBoston,
         N.A. dated as of August 5, 1999 (Form 10-Q/A Exhibit 10.2).................................. (11)

 10.13   First Amendment Agreement by and among Advanced Lighting Technologies,
         Inc. and certain of its subsidiaries and PNC Bank, National
         Association, as agent for certain other banks dated as of August 17,
         1999, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.3)......................................... (11)

 10.14   Second Amendment Agreement by and among Advanced Lighting Technologies,
         Inc. and certain of its subsidiaries and PNC Bank, National
         Association, as agent for certain other banks dated as of August 18,
         1999, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.4)......................................... (11)

 10.15   Assignment and Acceptance Agreement by and among Advanced Lighting
         Technologies, Inc., PNC Bank, National Association and National City
         Commercial Finance, Inc. dated as of November 2, 1999 (Form 10-Q
         Exhibit 10.1)............................................................................... (12)

 10.16   Assignment and Acceptance Agreement by and among Advanced Lighting
         Technologies, Inc., PNC Bank, National Association and Sovereign Bank
         dated as of November 2, 1999 (Form 10-Q Exhibit 10.2)....................................... (12)

                                                                                                 SEQUENTIAL PAGE
                                                                                                     NUMBER/
EXHIBIT                                                                                           INCORPORATED
NUMBER                                TITLE                                                       BY REFERENCE
------                                -----                                                       ------------

 10.17   Third Amendment Agreement by and among Advanced Lighting Technologies,
         Inc. and certain of its subsidiaries and PNC Bank, National
         Association, as agent for certain other banks dated as of November 2,
         1999, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form10-Q Exhibit 10.3)............................................ (12)

 10.18   Fourth Amendment Agreement by and among Advanced Lighting Technologies,
         Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of February 28, 2000, and amending the
         Credit Agreement by and among the same parties dated as of May 21, 1999
         (Form 10-Q/A Exhibit 10.1) ................................................................. (14)

 10.19   Fifth Amendment Agreement by and among Advanced Lighting Technologies,
         Inc. and certain of its subsidiaries and PNC Bank, National
         Association, as agent for certain other banks dated as of May 8, 2000, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999..........................................................................

 10.20   Stock Purchase Agreement by and between Advanced Lighting Technologies, Inc. and
         General Electric Company dated as of September 28, 1999 (Form 10-Q/A Exhibit 10.5).......... (11)

 10.21   Contingent Warrant Agreement dated as of September 30, 1999 by and among Advanced Lighting Technologies, Inc., General Electric Company,
         Wayne R. Hellman, individually and as voting trustee under Voting Trust
         Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated
         January 2, 1998 (Form 10-Q/A Exhibit 10.6).................................................. (11)

 10.22   Lamp Materials Purchase Agreement by and among Advanced Lighting
         Technologies, Inc., General Electric Company, acting through its GE
         Lighting business and APL Engineered Materials, Inc. dated as of
         September 30, 1999 (Form 10-Q/A Exhibit 10.8)............................................... (11)

 10.23   Patent and Technical Assistance Agreement by and among Advanced
         Lighting Technologies, Inc., APL Engineered Materials, Inc. and General
         Electric Company, acting through its GE Lighting business, dated as of
         September 30, 1999 (Form 10-Q/A Exhibit 10.9)..............................................  (11)

 10.24   Series A1 Warrant to Purchase Common Shares of Advanced Lighting
         Technologies, Inc. issued to General Electric Company dated as of
         October 6, 1999 (Form 10-Q/A Exhibit 10.7).................................................. (11)

                                                                                                SEQUENTIAL PAGE
                                                                                                     NUMBER/
EXHIBIT                                                                                           INCORPORATED
NUMBER                                TITLE                                                       BY REFERENCE
------                                -----                                                       ------------
 10.25   Mutual Release and Indemnification Agreement by and between Advanced
         Lighting Technologies, Inc. and Louis S. Fisi dated as of December 31, 1999
         (Form 10-Q Exhibit 10.9....)................................................................ (12)

 10.26   Consulting Agreement by and between Advanced Lighting Technologies, Inc. and
         Louis S. Fisi dated as of December 31, 1999 (Form10-Q  Exhibit 10.10)....................... (12)

 12      Statement re: Computation of Ratios.........................................................

 21.0    Subsidiaries of the Registrant as of June 30, 2000..........................................

 23.1    Consent of Grant Thornton LLP...............................................................

 23.2    Consent of Ernst & Young LLP................................................................

 24.1    Powers of Attorney..........................................................................

   27    Financial Data Schedule.....................................................................

----------------------------------------

(1) Incorporated by reference to referenced Exhibit in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(2) Incorporated by reference to Exhibit of the same number in Company's Quarterly Report of Form 10-Q for the Quarterly Period ended March 31, 1996.

(3) Incorporated by reference to Exhibit of same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

(4) Incorporated by reference to Exhibit 1 to Schedule 13D filed by Alan Ruud, et al., January 12, 1998.

(5) Incorporated by reference to referenced Exhibit in Company's Registration Statement on Form S-4 Registration No. 333-58609 filed July 7, 1998.

(6) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q/A for the Quarterly Period ended March 31, 1998 filed on March 15, 1999

(7) Incorporated by reference to Exhibit of the same number in Company's Annual Report on Form 10-K/A No. 2 for the Annual Period ended June 30, 1998 filed March 16, 1999.

(8) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q/A No. 2 for the Quarterly Period ended September 30, 1998 filed March 15, 1999.

(9) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q/A for the Quarterly Period ended December 31, 1998 filed March 15, 1999.

(10) Incorporated by reference to referenced Exhibit in Company's Annual Report on Form 10-K/A No. 2 for the Annual Period ended June 30, 1999 filed April 25, 2000.

(11) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(12) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1999 filed February 14, 2000.

(13) Incorporated by reference to Schedule 13D filed by Alan J. Ruud, et al., March 15, 2000

(14) Incorporated by reference to referenced Exhibit in Company's Quarterly Report on Form 10-Q/A for the Quarterly Period ended March 31, 2000 filed July 11, 2000.