Form 10-Q
period 2000-09-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2000-11-14
CIK 1002125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------


                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

                                       or

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to__________

                         Commission File Number: 0-27202

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                 34-1803229
-------------------------------------------------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

       32000 AURORA ROAD, SOLON, OHIO                   44139
-------------------------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)


                                 440 / 519-0500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No _____
                                       -------

There were 22,207,355 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of October 20, 2000.


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

                     Condensed Consolidated Balance Sheets -
                        September 30, 2000 and June 30, 2000 ...........................................2

                     Condensed Consolidated Statements of Operations --
                         Three months ended September 30, 2000 and 1999 ................................3

                     Condensed Statement of Consolidated Shareholders' Equity --
                         Three months ended September 30, 2000..........................................4

                     Condensed Consolidated Statements of Cash Flows --
                         Three months ended September 30, 2000 and 1999.................................5

                     Notes to Condensed Consolidated Financial Statements...............................6

Item 2.           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..........................................................13

Item 3.           Quantitative and Qualitative Disclosures about Market Risk............................24


PART II           OTHER INFORMATION

Item 5.           Other Information.....................................................................25

Item 6.           Exhibits and Reports on Form 8-K......................................................25

SIGNATURES..............................................................................................28

EXHIBIT INDEX...........................................................................................29

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                      (Unaudited)       (Audited)
                                                                                     SEPTEMBER 30,      JUNE 30,
                                                                                         2000             2000
                                                                                     -------------     ----------
ASSETS
Current assets:
   Cash and cash equivalents                                                           $   3,058        $   3,890
   Trade receivables, less allowances of $1,197 and $1,129                                33,992           31,983
   Inventories:
      Finished goods                                                                      25,298           26,532
      Raw materials and work-in-process                                                   21,209           21,930
                                                                                       ---------        ---------
                                                                                          46,507           48,462
   Prepaid expenses                                                                        2,380            1,881
                                                                                       ---------        ---------
Total current assets                                                                      85,937           86,216

Property, plant and equipment:
   Land and buildings                                                                     44,092           44,187
   Production machinery and equipment                                                     64,909           62,323
   Other equipment                                                                         4,542            5,077
   Furniture and fixtures                                                                 21,000           20,893
                                                                                       ---------        ---------
                                                                                         134,543          132,480
   Less accumulated depreciation                                                          25,401           23,317
                                                                                       ---------        ---------
                                                                                         109,142          109,163

Receivables from related parties                                                           2,749            3,755
Investments in affiliates                                                                 14,246           14,251
Other assets                                                                               7,246            7,037
Intangible assets                                                                         31,561           31,791
Excess of cost over net assets of businesses acquired, net                                51,822           52,262
                                                                                       ---------        ---------
                                                                                       $ 302,703        $ 304,475
                                                                                       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt                               $   6,443        $   7,097
   Accounts payable                                                                       17,539           20,389
   Payables to related parties                                                             1,062            2,639
   Employee-related liabilities                                                            3,775            3,913
   Accrued income and other taxes                                                            907            1,436
   Other accrued expenses                                                                  7,531           10,793
                                                                                       ---------        ---------
Total current liabilities                                                                 37,257           46,267

Long-term debt                                                                           144,231          158,110
Minority interest                                                                            320              316
Preferred stock, $.001 par value, per share; 1,000 shares authorized;
  761 Series A convertible redeemable shares issued  and outstanding at
  September 30, 2000 (redemption value -- $22,176 at September 30, 2000)                  17,609           16,999
Shareholders' equity
   Common stock, $.001 par value, 80,000 shares authorized, 22,204 shares issued and outstanding as of September 30, 2000
       and 20,482 shares issued and outstanding as of June 30, 2000                           22               20
   Paid-in-capital                                                                       218,367          195,786
   Accumulated other comprehensive income (loss)                                          (4,036)          (2,659)
   Loan receivable from officer                                                           (9,710)          (9,528)
   Retained earnings (deficit)                                                          (101,357)        (100,836)
                                                                                       ---------        ---------
                                                                                         103,286           82,783
                                                                                       ---------        ---------
                                                                                       $ 302,703        $ 304,475
                                                                                       =========        =========

See notes to condensed consolidated financial statements

                             ADVANCED LIGHTING TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (In thousands, except per share dollar amounts)


                                                                Three Months Ended
                                                                 September 30,
                                                             ------------------------
                                                              2000             1999
                                                             --------        --------

Net sales                                                    $ 52,864        $ 56,180

Costs and expenses:
   Cost of sales                                               31,889          34,844
   Marketing and selling                                       10,070          10,175
   Research and development                                     3,491           3,495
   General and administrative                                   3,707           4,035
   Amortization of intangible assets                              703             675
                                                             --------        --------
Income from operations                                          3,004           2,956

Other income (expense):
   Interest expense                                            (3,764)         (3,790)
   Interest income                                                224             220
   Income from equity investments                                  39              50
                                                             --------        --------

Loss before income taxes and minority interest                   (497)           (564)
Income taxes                                                       20             218
                                                             --------        --------

Loss before minority interest                                    (517)           (782)
Minority interest in income of consolidated subsidiary             (4)            -
                                                             --------        --------

Net loss                                                     $   (521)       $   (782)
                                                             ========        ========

Loss per share -- basic and diluted                          $   (.05)       $   (.04)
                                                             ========        ========

Weighted average shares outstanding:

    Basic and diluted                                          20,955          20,284
                                                             ========        ========


See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
      CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)
                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (in thousands)




                                PREFERRED          COMMON STOCK           PAID-IN        COMPREHENSIVE
                                               ------------------------                     INCOME
                                  STOCK        SHARES      PAR VALUE      CAPITAL           (LOSS)
                                  -----        ------      ---------      -------        -------------


Balance at July 1, 2000           $ 16,999       20,482          $ 20      $ 195,786
Net loss                                 -                          -              -       $   (521)
Net proceeds from public
  offering of common shares              -        1,700             2         22,898              -
Preferred shares accretion             610            -             -           (610)             -
Interest on loan to officer              -            -             -              -              -
Stock options exercised                  -           12             -            124              -
Stock purchases
  by employees                           -            4             -             50              -
Stock issued pursuant to
  employee benefit plan                  -            6             -            119              -
Other comprehensive
  income (loss):
  Foreign currency
    translation adjustment               -            -             -              -         (1,377)
                                                                                            --------
Other comprehensive
  income (loss)                                                                              (1.377)
                                  --------       ------          ----      ---------       ---------
Comprehensive
  income (loss)                                                                            $ (1,898)
                                                                                           =========
BALANCE AT
  SEPTEMBER 30, 2000              $ 17,609       22,204          $ 22      $ 218,367
                                  ========       ======          ====      =========



                                  ACCUMULATED       LOAN
                                    OTHER        RECEIVABLE       RETAINED
                                 COMPREHENSIVE      FROM          EARNINGS
                                 INCOME (LOSS)     OFFICER        (DEFICIT)         TOTAL
                                 -------------     -------        ---------         -----

Balance at July 1, 2000               $ (2,659)     $ (9,528)      $ (100,836)       $ 99,782
Net loss                                     -             -             (521)           (521)
Net proceeds from public
  offering of common shares                  -             -                -          22,900
Preferred shares accretion                   -             -                -               -
Interest on loan to officer                  -          (182)               -            (182)
Stock options exercised                      -             -                -             124
Stock purchases
  by employees                               -             -                -              50
Stock issued pursuant to
  employee benefit plan                      -             -                -             119
Other comprehensive
  income (loss):
  Foreign currency
    translation adjustment                   -             -                -               -
Other comprehensive
  income (loss)                         (1,377)                                        (1,377)
                                      ---------     ---------      ----------        ---------
Comprehensive
  income (loss)
BALANCE AT
  SEPTEMBER 30, 2000                  $ (4,036)     $ (9,710)      $ (101,357)      $ 120,895
                                      =========     =========       ==========      =========



            See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                             THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        --------------------------------
                                                                            2000               1999
                                                                        -------------      -------------
OPERATING ACTIVITIES
   Net loss                                                                   $ (521)            $ (782)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                          2,085              1,849
         Amortization                                                            703                675
         Provision for doubtful accounts                                          69                 24
         Income from equity investments                                          (39)               (50)
         Changes in operating assets and liabilities:
            Trade receivables                                                 (2,023)            (4,324)
            Inventories                                                        1,956               (324)
            Prepaids and other assets                                            253               (784)
            Accounts payable and accrued expenses                             (8,341)            (1,439)
            Payments related to special charge accruals                          (16)              (792)
            Other                                                             (1,486)               978
                                                                        -------------      -------------
                            Net cash used in operating activities             (7,360)            (4,969)

INVESTING ACTIVITIES
   Capital expenditures                                                       (2,489)            (1,440)
   Sale of short-term investments                                                  -                350
                                                                        -------------      -------------
                            Net cash used in investing activities             (2,489)            (1,090)

FINANCING ACTIVITIES
   Proceeds from revolving credit facility                                    55,971             48,379
   Payments of revolving credit facility                                     (68,072)           (40,716)
   Proceeds from long-term debt                                                   60                  -
   Payments of long-term debt and capital leases                              (2,135)            (1,320)
   Net proceeds from public offering                                          22,900                  -
   Issuance of common stock                                                      293                145
                                                                        -------------      -------------
                        Net cash provided by financing activities              9,017              6,488
                                                                        -------------      -------------

Increase (decrease) in cash and cash equivalents                                (832)               429
Cash and cash equivalents, beginning of period                                 3,890              3,830
                                                                        -------------      -------------

                         CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 3,058            $ 4,259
                                                                        =============      =============

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                           $ 6,054            $ 5,854
     Income taxes paid                                                           112                  -
     Capitalized interest                                                         76                 16


See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000
                  (Dollars in thousands, except per share data)



A.   ORGANIZATION

Advanced Lighting Technologies, Inc. (the "Company" or "ADLT") is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, including materials, system components and systems. The Company also develops, manufactures and markets passive optical telecommunications devices, components and equipment based on the optical coating technologies of its wholly-owned subsidiary, Deposition Sciences, Inc.

B.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, consisting of normal recurring accruals. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 2001.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                               SEPTEMBER 30, 2000
                  (Dollars in thousands, except per share data)


C.   COMPREHENSIVE INCOME (LOSS)

For the three months ended September 30, 2000 and 1999, the Company's comprehensive loss was $(1,898) and $(434), respectively.

D.   BANK CREDIT FACILITY AND SENIOR NOTES

The Company maintains a Bank Credit Facility with a $40,000 revolving credit loan and $20,000 term loan provided by several financial institutions. The revolving credit loan has a three-year term expiring in May 2002. Interest rates on revolving credit loans outstanding are based, at the Company's option, on LIBOR plus 2.25% or the agent bank's prime rate. Availability of borrowings is determined by the Company's eligible accounts receivable and inventories. The term loan has a five-year term expiring in May 2004. The Company pays monthly principal payments that total $3,576 annually, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company's option, on LIBOR plus 2.75% or the agent bank's prime rate.

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

On March 13, 1998, the Company sold $100,000 of Senior Notes due March 15, 2008, resulting in net proceeds of approximately $96,150. During August 2000, the Company completed an exchange offer to existing noteholders, which resulted in reducing the interest rate on the Senior Notes to 8.0% from 8.5%. The notes are redeemable at the Company's option, in whole or in part, on or after March 15, 2003 at certain preset redemption prices. In addition, at any time prior to March 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes at 108% of par with the proceeds of one or more public equity offerings. Interest on the Senior Notes is payable semiannually on March 15 and September 15 of each year. There are no sinking fund requirements.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                               SEPTEMBER 30, 2000
                  (Dollars in thousands, except per share data)


E.   GENERAL ELECTRIC COMPANY INVESTMENT

In October 1999, General Electric Company ("GE") completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company's newly-created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the "Initial Warrant") to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which is immediately exercisable at $.01 per share. GE also holds 430,887 shares of Company Common Stock which it has held since the Company's initial public offering in 1995. The Series A Stock, Common Stock issuable on exercise of the Initial Warrant, and the Common Stock held by GE represent (after giving effect to the shares issued on exercise of the Initial Warrant) approximately 17.1% of the voting power and equity ownership of the Company at September 30, 2000. The proceeds of the transaction were applied principally to the reduction of short-term liabilities and outstanding amounts under the Company's Bank Credit Facility.

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

If the Company fails to maintain certain financial ratios over certain measurement periods, GE will have the right to acquire a combination of subscription rights to additional shares and proxies with respect to shares voted by certain officers of the Company, giving GE the ability to obtain the majority of the voting power of the Company. The first measurement period was the six months ended December 31, 1999. Thereafter, the measurement periods are the six months ending on the last day of each successive fiscal quarter until September 30, 2010 (excluding the six month periods ended on June 30, 2000 and September 30, 2000).

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2000
                  (Dollars in thousands, except per share data)


E.   GENERAL ELECTRIC COMPANY INVESTMENT (CONTINUED)

A measurement period for which the Company fails to maintain the required ratio is referred to as an "Occurrence," however, if the Company maintains a 2.0 to
1.0 ratio in the three fiscal quarters immediately prior to a failure, a "Second Occurrence" or "Third Occurrence," as the case may be, would not be effective. The "First Occurrence" was effective in the six-month measurement period ended December 31, 1999. The ratio for the six months ended September 30, 2000, was
1.87 to 1.0 (1.71 to 1.0 for the quarter ended September 30, 2000 and 2.04 to 1.0 for the quarter ended June 30, 2000). As noted above, the six months ended September 30, 2000 is excluded as a measurement period.

A Second Occurrence would: (i) give GE the ability to vote the number of shares currently voted by the Chief Executive Officer ("CEO") of the Company, approximately 3.9 million shares, (ii) give GE the option to purchase shares from the CEO and the President of the Company which, together with the shares owned by GE, would represent 25% of the voting power of the Company, and (iii) require the Company to grant GE an additional warrant to purchase shares, at the then current market price, approximating 2,325,867 shares at September 30, 2000. The ability to vote the shares, purchase shares or obtain the warrant would be dependent upon compliance with antitrust laws. GE is not required to purchase additional shares of the Company. If GE obtains approval and obtains in excess of 35% of the voting power of the Company, the terms of the Indenture relating to the Company's Senior Notes would require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest, and the Company's banks will have the ability to demand payment of the Bank Credit Facility. Upon a Third Occurrence, GE would have the right to vote shares currently voted by the President and be granted a warrant to purchase (at the then current market price) additional shares of Common Stock sufficient in number to give GE 50% plus one vote of the voting power of the Company.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2000
                  (Dollars in thousands, except per share data)


F.   ISSUANCE OF COMMON STOCK

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

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. The principal on the loan was due on October 6, 1999. On January 25, 2000, the Board agreed that the CEO would not be required to repay the loan until October 6, 2000. The term of the loan has been extended by the Board to October 6, 2001. The directors have informed the CEO that the Company may require immediate payment of the loan if the Company requires the payment to prevent an unacceptable strain on cash resources.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2000
                  (Dollars in thousands, except per share data)


H.   EARNINGS PER SHARE

Earnings (loss) per share is computed as follows:


                                                                           THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       ---------------------------
                                                                           2000          1999
                                                                       -------------  ------------
        Income available to common shareholders:

           Net income (loss)                                           $       (521)  $      (782)
           Less:   Preferred shares accretion                                  (610)            -
                                                                       -------------  ------------
           Net income (loss) attributable to common shareholders       $     (1,131)  $      (782)
                                                                       =============  ============

        Weighted average shares -- Basic:
           Outstanding at beginning of period                                20,482        20,278
           Issued pursuant to public offering                                   462             -
           Issued for exercise of stock options                                   7             -
           Issued pursuant to employee stock purchase plan                        1             3
           Issued pursuant to 401(k) plan                                         3             3
                                                                       -------------  ------------
               Basic weighted average shares                                 20,955        20,284
                                                                       =============  ============

        Weighted average shares -- Diluted:
           Basic from above                                                  20,955        20,284
           Effect of stock options and warrant                                    -             -
                                                                       -------------  ------------
               Diluted weighted average shares                               20,955        20,284
                                                                       =============  ============


        Earnings (loss) per share -- Basic                              $      (.05)  $      (.04)
                                                                       =============  ============

        Earnings (loss) per share -- Diluted                            $      (.05)  $      (.04)
                                                                       =============  ============

The diluted weighted average shares calculation excludes the antidilutive effect of outstanding stock options and warrants which totaled 1,647 shares for the three months ended September 30, 2000 and 5 shares for the three months ended September 30, 1999.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2000
                  (Dollars in thousands, except per share data)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollar amounts in thousands)

This report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties, including the Company's financing plans, trends affecting the Company's financial condition or results of operations, continued growth of the metal halide lighting market, the Company's operating strategy and growth strategy, potential acquisitions or joint ventures by the Company, the declaration and payment of dividends, litigation affecting the Company, the timely development and market acceptance of new products, the possibility that any success at Deposition Sciences, Inc.(an ADLT subsidiary) will not be reflected in the value of the ADLT common stock, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed in the Company's Form 10-K for the fiscal year ended June 30, 2000, in particular, see "Risk Factors." For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

The following is management's discussion and analysis of certain significant factors which have affected the results of operations and should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto.

GENERAL

The Company designs, manufactures and markets metal halide lighting products, including materials, systems and components. Metal halide lighting is currently used primarily in commercial and industrial applications such as factories and warehouses, outdoor site and landscape lighting, sports facilities and large retail spaces such as superstores. The Company also develops, manufactures and markets passive optical telecommunications devices, components and equipment based on the optical coating technologies of its wholly-owned subsidiary, Deposition Sciences, Inc. ("DSI"). Systems, components and materials revenue is recognized when products are shipped, and deposition equipment revenue is recognized under the percentage of completion method.

Consistent with the Company's strategy for new product introductions, the Company invests substantial resources in research and development to engineer materials and system components to be included in customers' specialized lighting systems. Over the last three fiscal years, the Company has spent an aggregate of $43,286 on research and development, representing 7.4% of aggregate net sales from continuing operations over that period. Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form(R) pulse start products. Uni-Form(R) pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity.

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

Prior to the formation of the telecommunications unit the development and coating of telecommunications products was performed by DSI's R&D Engineering unit. With the formation of the telecommunications unit, two employees were transferred from the R&D Engineering unit to the telecommunications unit with additional engineering and sales personnel being hired for the unit. Also, DSI assigned thin film coating machines from other areas of the company as well as purchasing and constructing additional equipment to be used in the telecommunication business.

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

The Fiber Optics Project was directed at development of (i) optical coatings that reduce insertion losses in fiber optic communications systems, including wavelength division multiplexing (WDM) and dense wavelength division multiplexing (DWDM) systems; (ii) collimating micro-optics for use in WDM and DWDM systems; (iii) filter elements for use in WDM systems; (iv) secondary filter elements for use in DWDM systems; (v) narrow bandpass filter elements for use in the multiplex/demultiplex function of DWDM systems. WDM and DWDM are technologies that allow multiple wavelengths of light to be simultaneously transmitted through a single fiber optic cable. The first four projects have resulted in commercial products, and sales of these products reached $1,453 in fiscal 2000, an increase of 46% over the $993 recognized in fiscal 1999. Telecommunication product sales for the first quarter of fiscal 2001 approximated $533, up 60% from $334 in the first quarter of fiscal 2000. Although the Company has not yet completed development of its MicroDyn(R) technology for production of narrow bandpass filter elements, the Company believes that it will develop commercial narrow bandpass filter products which take advantage of the Company's patented MicroDyn(R) sputtering technology.

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

The MicroDyn/Automation Project was intended to improve the coating process of optical thin-films to both rigid and flexible surfaces so that the process can be used in a wider array of applications. The Plastics (Acrylic) Coating Project was designed to produce a method for applying thin-film coatings to plastics or other similar materials that cannot withstand the heat generated during the standard coating process. The goal of the Deposition Material Development Project was to develop new thin-film materials that can be used in coatings and to improve existing coating materials. The Lighting-Focused Projects were intended to develop improvements to existing lighting technologies by using coatings to improve efficiency and increase the longevity of lamp life; including ultra-violet blockers, color enhancement/correction and lumen maintenance. The Fiber Optic Project was intended to improve telecommunications by providing optical thin-film coatings that are used in conjunction with optical fibers to increase the transmission capacity of the fiber. The two segments of the original Fiber Optic Project, directed at the development of filters to reduce insertion loss in fiber optic communication systems and filters for wavelength division multiplexing (WDM), have reached commercial feasibility. The third segment of the project, which is an expansion of the original project, related to the development of filters for dense wavelength division multiplexing (DWDM) has not achieved technical and commercial feasibility as of September 30, 2000.

Certain projects within the in-process research and development programs, if successful, will not be fully complete for two to three years after attaining technical feasibility. Annual Company expenditures to complete these projects included $800 in fiscal 1998, $1,800 in fiscal 1999, and $2,100 in fiscal 2000. Future expenditures related to the projects originally envisioned for fiscal years 2001, 2002 and thereafter are estimated at $1,300 ($725 expended through September 30, 2000), $400 and $200, respectively. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, even if successfully completed, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. In addition to usage of DSI's internal cash flows, the Company will provide a substantial amount of funding to complete and expand upon the DSI programs.

Management believes the Company has a reasonable chance of successfully completing each of the major research and development programs, except for the Plastics (Acrylic) Coating Project which was abandoned in light of DSI's focus on the telecommunications business. However, there is substantial risk associated with the completion of the active projects and there is no steadfast assurance that each will meet with either technological or commercial success. The delay or outright failure of the DSI programs may materially impact the Company's financial condition.

As of September 30, 2000 the focus of the Company's efforts was on the MicroDyn/Automation Project (estimated at 56% complete) and the other two active programs, Deposition Material Development and Lighting-Focused, were estimated as 89% and 98% complete, respectively. The original Fiber Optics Project related to telecommunications was substantially completed as of September 30, 2000. However, because of the growth of the telecommunications market and the rate of advancement in telecommunications products, the Company has focused its efforts to the production process (MicroDyn/Automation Project) and the development of additional telecommunications products and the expenditures related thereto will be greater than described above. See also "Telecommunications Business Unit."

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's Condensed Consolidated Statements of Operations for the indicated periods:


                                                                   Three Months Ended
                                                                      September 30,
                                                               ----------------------------
                                                                  2000            1999
                                                               ------------    ------------

Net sales                                                             100%            100%

Costs and expenses:
   Cost of sales                                                     60.3            62.0
   Marketing and selling                                             19.1            18.1
   Research and development                                           6.6             6.2
   General and administrative                                         7.0             7.2
   Amortization of intangible assets                                  1.3             1.2
                                                               ------------    ------------
Income from operations                                                5.7             5.3

Other income (expense):
   Interest expense                                                  (7.1)           (6.8)
   Interest income                                                    0.4             0.4
   Income from equity investments                                     0.1             0.1
                                                               ------------    ------------

Loss before income taxes and minority interest                       (0.9)           (1.0)
Income taxes                                                          0.1             0.4
                                                               ------------    ------------

Loss before minority interest                                        (1.0)           (1.4)
Minority interest in income of consolidated subsidiary                  -               -
                                                               ------------    ------------

Net loss                                                             (1.0%)          (1.4%)
                                                               ============    ============


Factors which have affected the results of operations for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 are discussed below.

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1999

Net sales. Net sales decreased 5.9% to $52,864 in the first quarter of fiscal 2001 from $56,180 in the first quarter of fiscal 2000. Sales of Uni-Form(R) pulse start products increased 59% compared to the same quarter a year ago. Sales of APL materials, a key indicator of industry trends, grew 20% over the same quarter a year ago. Geographically, these sales of materials were up 9% in the U.S. and up 33% outside the U.S. These gains were offset by the continued managed decline of non-metal halide sales of 9% and the changes in the foreign currency exchange rates from a year ago which negatively impacted sales in Europe and Australia. Due to the strong dollar, the reported sales for these operations were reduced by approximately $843 from what these sales would have been at the year earlier exchange rate.

DSI's telecommunication product sales for the first quarter of fiscal 2001 were $533, up 60% from $334 in the first quarter of fiscal 2000. However, sales of DSI's non-telecom products were down 44% due to the Company's transitioning of its emphasis to the telecommunications market.

Sales outside the U.S. decreased 12%, which the Company primarily attributes to the foreign currency exchange and managed decline of non-metal halide product sales noted above.

Pricing in the metal halide lighting business is competitive, and prices for the Company's products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company's product pricing.

Cost of Sales. Cost of sales decreased 8.5% to $31,889 in the first quarter of fiscal 2001 from $34,844 in the first quarter of fiscal 2000. The decrease was primarily attributable to decreased unit volume. As a percentage of net sales, cost of sales decreased to 60.3% in the first quarter of fiscal 2001 from 62.0% in the first quarter of fiscal 2000.

Marketing and Selling Expenses. Marketing and selling expenses decreased 1.0% to $10,070 in the first quarter of fiscal 2001 from $10,175 in the first quarter of fiscal 2000. Marketing and selling expenses, as a percentage of net sales, increased to 19.1% in the first quarter of fiscal 2001 as compared to 18.1% in the first quarter of fiscal 2000.

Research and Development Expenses. Research and development expenses of $3,491 in the first quarter of fiscal 2001 remained relatively unchanged as compared to the amount in the first quarter of fiscal 2000 of $3,495. Research and development expenses are incurred related to: (i) expansion of the line of Uni-Form(R) pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems; (iii) development of new materials for the world's major lighting manufacturers; and, (iv) research and development efforts aimed at improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. As a percentage of net sales, research and development expenses increased to 6.6% in the first quarter of fiscal 2001 from 6.2% in the first quarter of fiscal 2000.

General and Administrative Expenses. General and administrative expenses decreased 8.1% to $3,707 in the first quarter of fiscal 2001 from $4,035 in the first quarter of fiscal 2000. As a percentage of net sales, general and administrative expenses declined slightly to 7.0% in the first quarter of fiscal 2001 from 7.2% in the first quarter of fiscal 2000.

Amortization of Intangible Assets. Amortization expense increased slightly to $703 in the first quarter of fiscal 2001 from $675 in the first quarter of fiscal 2000. Amortization expense relates primarily to the amortization of goodwill and other intangible assets related to the January 1998 acquisitions of Ruud Lighting, Inc. and Deposition Sciences, Inc.

Income from Operations. As a result of the items noted above, income from operations in the first quarter of fiscal 2001 increased to $3,004 from $2,956 in the first quarter of fiscal 2000. As a percentage of net sales, income from operations increased to 5.7% in the first quarter of fiscal 2001 from 5.3% in the first quarter of fiscal 2000.

Interest Expense. Interest expense decreased slightly to $3,764 in the first quarter of fiscal 2001 from $3,790 in the first quarter of fiscal 2000. Both the average debt outstanding and the weighted average interest rates remained relatively comparable during the quarters.

Interest Income. Interest income increased slightly to $224 in the first quarter of fiscal 2001 from $220 in the first quarter of fiscal 2000.

Income (Loss) from Equity Investments. The income from equity investments in the first quarter of both fiscal 2001 of $39 and fiscal 2000 of $50 represent earnings from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products.

Loss before Income Taxes and Minority Interest. The Company incurred a loss before income taxes of $497 during the first quarter of fiscal 2001 as compared to a loss before income taxes of $564 during the first quarter of fiscal 2000.

Income Taxes. Income tax expense was $20 for the first quarter of fiscal 2001 as compared to income tax expense of $218 in the first quarter of fiscal 2000. The income tax expense in the first quarters of fiscal 2001 and 2000 related primarily to certain of the Company's foreign operations.

At June 30, 2000, the Company had net operating loss carryforwards of $77,205 available to reduce future United States federal taxable income, which expire in varying amounts from 2008 to 2020.

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

Cash decreased $832 during the first quarter of fiscal 2001. Uses of cash consisted of $7,360 used in operating activities and $2,489 used in investing activities. These uses of cash were offset by net financing activities of $9,017.

Net cash used in operating activities. Net cash used in operating activities totaled $7,360 during the first quarter of fiscal 2001 as compared to $4,969 in the first quarter of fiscal 2000. The decrease in accounts payable and accrued expenses of $8,341 was the cause of this usage. This decrease was primarily a result of a plan to bring payables to suppliers more current and a result of the semi-annual interest payment related to the Company's Senior Notes. In spite of this usage of cash in the first quarter, the Company intends to manage its cash resources to generate positive cash flow from operating activities for the full fiscal year 2001 and beyond.

Net cash used in investment activities. During the first quarter of fiscal 2000, investing activities used $2,489, which was entirely related to capital expenditures. Capital expenditures in fiscal 2001 related primarily to additional machinery and equipment to improve production processes, which should result in increased productivity and capacity in the production of lighting and telecommunications products.

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

As a result of the Company's fiscal 1999 decision to terminate joint venture equipment contracts, approximately $6,500 of new production equipment was made available for installation at the Company's lamp manufacturing facilities. The Company has transferred approximately $2,000 of this equipment to its recently-acquired manufacturing facility in Chennai (Madras) India, leaving approximately $4,500 of equipment available for future manufacturing requirements. The Company estimates its maintenance level for capital expenditures in the lighting business will approximate $6,000 to $8,000 over the next twelve months. Future capital expenditures (excluding the telecommunications business) beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.

Net cash provided by financing activities. During the first quarter of fiscal 2001, net financing activities provided cash of $9,017, which included $22,900 of net proceeds from an offering of 1,700,000 shares of the Company's common stock and net repayments of debt of $14,176.

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

The Company's working capital (current assets less current liabilities) at September 30, 2000 was $48,680 resulting in a working capital ratio of current assets to current liabilities of 2.3 to 1.0, as compared to $40,004 or 1.9 to
1.0 at June 30, 2000. As of September 30, 2000, the Company had $3,058 in cash and cash equivalents.

The interest-bearing obligations of the Company totaled $150,674 as of September 30, 2000, and consisted of: $26,461 of borrowings under the Bank Credit Facility; $100,000 of 8% Senior Notes; mortgages of $15,962; a promissory note of $2,461; obligations of a foreign subsidiary of $5,239; and, capital leases of $551.

The Company maintains a Bank Credit Facility with a $40,000 revolving credit loan and $20,000 term loan provided by several financial institutions. The revolving credit loan has a three-year term expiring in May 2002. Interest rates on revolving credit loans outstanding are based, at the Company's option, on LIBOR plus 2.25% or the agent bank's prime rate. Availability of borrowings is determined by the Company's eligible accounts receivable and inventories. The term loan has a five-year term expiring in May 2004. The Company pays monthly principal payments that total $3,576 annually, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company's option, on LIBOR plus 2.75% or the agent bank's prime rate.

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

The Company believes that the available cash, cash flow from operations, along with the availability under its existing Bank Credit Facility, will enable the Company to fund its operations for at least the next 12 months. Beyond this time, the Company believes a return to profitability and positive cash flow from operations, and the growth in the popularity and applications for metal halide products and systems should enable the Company to access additional capital resources, as needed.

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

FOREIGN CURRENCY

Approximately 27% of the Company's net sales in fiscal 2000 were denominated in currencies other than U.S. dollars, principally Pounds Sterling, Australian dollars and Canadian dollars. A weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company. The Company currently does not hedge its foreign currency exposure.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2000, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

PART II.  OTHER INFORMATION

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

ITEM 5.  OTHER EVENTS

On October 30, 2000, the Company ("ADLT") announced the Board of Directors' approval to increasing the number of Deposition Sciences, Inc. ("DSI") authorized shares of common stock from 850 shares to 100 million shares and approval of a DSI stock incentive plan containing both options and the ability for employees to purchase DSI common stock. ADLT's press release, dated October 30, 2000, relating to these actions is attached hereto as Exhibit 99.1.

On November 6, 2000, ADLT announced DSI's success in producing 200 GHz and 100 GHz DWDM Filters, plans for leasing additional plant facilities and a production goal for DWDM filters of more than 1,000,000 units annualized by the end of the year 2001. ADLT's press release, dated November 6, 2000, relating to these matters is attached hereto as Exhibit 99.2.

Also on November 6, 2000, ADLT announced its results of operations for the first quarter of fiscal 2001 ended September 30, 2000. ADLT's press release, dated November 6, 2000, relating to the results of its operations is attached hereto as Exhibit 99.3.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


                                                                                               SEQUENTIAL
                                                                                               PAGE NUMBER/
EXHIBIT                                                                                        INCORPORATED
NUMBER            TITLE                                                                        BY REFERENCE
------            -----                                                                        ------------
3.1            Second Amended and Restated Articles of Incorporation filed
               September 26, 1995                                                                    (1)

3.2            Certificate of Adoption of Third Amendment to Second Amended
               and Restated Articles of Incorporation filed October 6, 1999                          (2)

3.3            Certificate of Adoption of Fourth Amendment to Second Amended
               and Restated Articles of Incorporation filed March 16, 2000                           (3)

3.4            Code of Regulations                                                                   (4)

4.1            Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

10.1           Sixth Amendment Agreement by and among Advanced Lighting
               Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of July 1, 2000, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999


                                                                                               SEQUENTIAL
                                                                                               PAGE NUMBER/
EXHIBIT                                                                                        INCORPORATED
NUMBER            TITLE                                                                        BY REFERENCE
------            -----                                                                        ------------
10.2           Amendment to Contingent Warrant Agreement dated as of
               August 31, 2000 by and among Advanced Lighting Technologies, Inc.,
               General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995,
               Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998

10.3           Agency Agreement dated August 31, 2000 among Advanced Lighting
               Technologies, Inc., Raymond James & Associates, Inc. and
               Sanders Morris Harris Inc.                                                            (5)

12             Statement Re:  Computation of Ratio of Earnings to Fixed Charges

27             Financial Data Schedule

99.1           Press Release of Advanced Lighting Technologies, Inc. dated
               October 30, 2000

99.2           Press Release of Advanced Lighting Technologies, Inc. dated
               November 6, 2000

99.3           Press Release of Advanced Lighting Technologies, Inc. dated
               November 6, 2000

--------------------------------

(1) Incorporated by reference to Exhibit of same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

(2) Incorporated by reference to Exhibit of same number in Company's Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(3) Incorporated by reference to Exhibit of same number in Company's Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(4) Incorporated by reference to Exhibit 3.2 in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(5) Incorporated by reference to Exhibit 1.1 in Company's Current Report on Form 8-K filed September 1, 2000.

(b)  Reports on Form 8-K.

During the quarter ended September 30, 2000, the Company filed three Reports on Form 8-K.

On August 10, 2000, the Company filed a Current Report dated August 9, 2000, reporting under Item 5 an announcement of the Company's revised outlook for the fourth quarter and fiscal year operating results.

On September 1, 2000, the Company filed a Current Report dated August 31, 2000, reporting under Item 5 the incorporation of exhibits into the Registration Statement on Form S-3 (File No. 333-58613) filed by the Company, and announcing the offer of up to 1,700,000 shares of the Company's common stock on a best efforts basis, pursuant to an agency agreement dated August 31, 2000 among the Company, Raymond James & Associates, Inc. and Sanders Morris Harris Inc.

On September 15, 2000, the Company filed a Current Report dated September 12, 2000, reporting under Item 5 the receipt, by the Company's Deposition Sciences, Inc. ("DSI") subsidiary, of recent orders from Lucent Technologies Microelectronics Group for DSI's IsoSphere(TM) Ball Lenses, and reporting the Company's results of operations for the fiscal fourth quarter and year ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        ADVANCED  LIGHTING  TECHNOLOGIES,  INC.

Date: November 14, 2000                      By:  /s/ Wayne R. Hellman
                                                  -----------------------------
                                                  Wayne R. Hellman
                                                  Chief Executive Officer

Date: November 14, 2000                      By:  /s/ Steven C. Potts
                                             ----------------------------------
                                                  Steven C. Potts
                                                  Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBITS                                                             PAGE NO.
------         -----------------------                                                             --------
3.1            Second Amended and Restated Articles of Incorporation filed
               September 26, 1995                                                                    (1)

3.2            Certificate of Adoption of Third Amendment to Second Amended
               and Restated Articles of Incorporation filed October 6, 1999                          (2)

3.3            Certificate of Adoption of Fourth Amendment to Second Amended
               and Restated Articles of Incorporation filed March 16, 2000                           (3)

3.4            Code of Regulations                                                                   (4)

4.2            Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

10.1           Sixth Amendment Agreement by and among Advanced Lighting
               Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of July 1, 2000, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999

10.2           Amendment to Contingent Warrant Agreement dated as of
               August 31, 2000 by and among Advanced Lighting Technologies, Inc.,
               General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995,
               Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998

10.3           Agency Agreement dated August 31, 2000 among Advanced Lighting
               Technologies, Inc., Raymond James & Associates, Inc. and
               Sanders Morris Harris Inc.                                                            (5)

12             Statement Re:  Computation of Ratio of Earnings to Fixed Charges

27             Financial Data Schedule

99.1           Press Release of Advanced Lighting Technologies, Inc. dated
               October 30, 2000

99.2           Press Release of Advanced Lighting Technologies, Inc. dated
               November 6, 2000

99.3           Press Release of Advanced Lighting Technologies, Inc. dated
               November 6, 2000

--------------------------------

(1) Incorporated by reference to Exhibit of same number in Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

(2) Incorporated by reference to Exhibit of same number in Company's Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(3) Incorporated by reference to Exhibit of same number in Company's Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(4) Incorporated by reference to Exhibit 3.2 in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(5) Incorporated by reference to Exhibit 1.1 in Company's Current Report on Form 8-K filed September 1, 2000.