Form 10-Q
period 2000-12-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2001-02-14
CIK 1002125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                    FORM 10-Q

(Mark One)

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2000
                               -----------------

                                       or

________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________

                         Commission File Number: 0-27202

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                OHIO                                                    34-1803229
-------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

                 32000 AURORA ROAD, SOLON, OHIO                                            44139
-------------------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                       (Zip Code)

                                 440 / 519-0500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -------   -------
There were 23,227,950 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of January 20, 2001.

                                      INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

                                                                                               PAGE
                                                                                               NO.

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                        Condensed Consolidated Balance Sheets --
                           December 31, 2000 and June 30, 2000...............................   2

                      Condensed Consolidated Statements of Income --
                           Three months and six months
                           ended December 31, 2000 and 1999..................................   3

                      Condensed Statement of Consolidated Shareholders' Equity --
                           Six months ended December 31, 2000................................   4

                      Condensed Consolidated Statements of Cash Flows --
                           Six months ended December 31, 2000 and 1999.......................   5

                      Notes to Condensed Consolidated Financial Statements...................   6

Item 2.           Management's Discussion and Analysis of Financial Condition
                         and Results of Operations...........................................   14

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.................   27


PART II           OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds..................................   28

Item 4.           Submission of Matters to a Vote of Security Holders........................   28

Item 5.           Other Information..........................................................   28

Item 6.           Exhibits and Reports on Form 8-K...........................................   29

SIGNATURES...................................................................................   31

EXHIBIT INDEX................................................................................   32

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                                   (Unaudited)       (Audited)
                                                                                   DECEMBER 31,      JUNE 30,
                                                                                        2000           2000
                                                                                   ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $      3,306    $      3,890
   Trade receivables, less allowances of $1,201 and $1,129                               34,110          31,983
   Inventories:
      Finished goods                                                                     24,357          26,532
      Raw materials and work-in-process                                                  21,646          21,930
                                                                                   ------------    ------------
                                                                                         46,003          48,462
   Prepaid expenses                                                                       2,565           1,881
                                                                                   ------------    ------------
Total current assets                                                                     85,984          86,216

Property, plant and equipment:
   Land and buildings                                                                    44,209          44,187
   Production machinery and equipment                                                    74,365          62,323
   Other equipment                                                                        2,858           5,077
   Furniture and fixtures                                                                21,380          20,893
                                                                                   ------------    ------------
                                                                                        142,812         132,480
   Less accumulated depreciation                                                         27,455          23,317
                                                                                   ------------    ------------
                                                                                        115,357         109,163

Receivables from related parties                                                          2,952           3,755
Investments in affiliates                                                                14,225          14,251
Other assets                                                                              6,780           7,037
Intangible assets                                                                        31,305          31,791
Excess of cost over net assets of businesses acquired, net                               51,429          52,262
                                                                                   ------------    ------------
                                                                                   $    308,032    $    304,475
                                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt                           $      6,635    $      7,097
   Accounts payable                                                                      15,969          20,389
   Payables to related parties                                                              954           2,639
   Employee-related liabilities                                                           3,280           3,913
   Accrued income and other taxes                                                         1,718           1,436
   Other accrued expenses                                                                 8,957          10,793
                                                                                   ------------    ------------
Total current liabilities                                                                37,513          46,267

Long-term debt                                                                          149,451         158,110
Minority interest                                                                           340             316
Preferred stock, $.001 par value, per share; 1,000 shares authorized;
  761 Series A convertible redeemable shares issued  and outstanding at
  December 31, 2000 (redemption value -- $22,621 at December 31, 2000)                   18,257          16,999

Shareholders' equity

   Common stock, $.001 par value, 80,000 shares authorized, 23,227 shares issued and outstanding as of December 31, 2000
       and 20,482 shares issued and outstanding as of June 30, 2000                          23              20
   Paid-in-capital                                                                      217,940         195,786
   Accumulated other comprehensive income (loss)                                         (3,588)         (2,659)
   Loan receivable from officer                                                         (11,807)         (9,528)
   Retained earnings (deficit)                                                         (100,097)       (100,836)
                                                                                   ------------    ------------
                                                                                        102,471          82,783
                                                                                   ------------    ------------
                                                                                   $    308,032    $    304,475
                                                                                   ============    ============

See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                 (In thousands, except per share dollar amounts)

                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  DECEMBER 31,                   DECEMBER 31,
                                                         ----------------------------    ----------------------------
                                                             2000            1999              2000            1999
                                                         ------------    ------------    ------------    ------------

Net sales                                                $     55,974    $     59,885    $    108,838    $    116,065

Costs and expenses:
   Cost of sales                                               33,663          36,852          65,552          71,696
   Marketing and selling                                       10,634          10,617          20,704          20,792
   Research and development                                     3,092           3,483           6,583           6,978
   General and administrative                                   3,301           4,086           7,008           8,121
   Amortization of intangible assets                              706             672           1,409           1,347
                                                         ------------    ------------    ------------    ------------
Income from operations                                          4,578           4,175           7,582           7,131

Other income (expense):
   Interest expense                                            (3,463)         (3,323)         (7,227)         (7,113)
   Interest income                                                263             214             487             434
   Income (loss) from equity investments                          (21)             35              18              85
                                                         ------------    ------------    ------------    ------------

Income before income taxes and minority interest                1,357           1,101             860             537
Income taxes                                                       77             121              97             339
                                                         ------------    ------------    ------------    ------------

Income before minority interest                                 1,280             980             763             198
Minority interest in income of consolidated subsidiary            (20)           --               (24)           --
                                                         ------------    ------------    ------------    ------------

Net income                                               $      1,260    $        980    $        739    $        198
                                                         ============    ============    ============    ============


Earnings (loss) per share:
   Basic                                                 $       (.21)   $        .02    $       (.27)   $       (.02)
                                                         ============    ============    ============    ============

   Diluted                                               $       (.20)   $        .02    $       (.27)   $       (.02)
                                                         ============    ============    ============    ============

Weighted average shares outstanding:

   Basic                                                       22,343          20,351          21,655          20,318
                                                         ============    ============    ============    ============

   Diluted                                                     23,454          21,297          21,655          20,318
                                                         ============    ============    ============    ============



See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.

      CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

                       SIX MONTHS ENDED DECEMBER 31, 2000

                                 (in thousands)

                                                                                                           ACCUMULATED
                                                   COMMON STOCK                          COMPREHENSIVE       OTHER
                               PREFERRED     ------------------------      PAID-IN          INCOME         COMPREHENSIVE
                                 STOCK        SHARES      PAR VALUE       CAPITAL          (LOSS)         INCOME (LOSS)
                               -----------   ----------   -----------   -------------  ----------------  ---------------

Balance at July 1, 2000        $   16,999       20,482    $       20    $    195,786                     $      (2,659)

Net income                              -            -             -               -   $           739                -

Net proceeds from public
  offering of common shares             -        1,700             2          22,898                 -                -

Preferred shares accretion          1,258            -             -          (1,258)                -                -

Value of beneficial conversion
  option of preferred shares      (5,329)            -             -           5,329                 -                -

Additional preferred shares
  accretion from cumulative
  effect of accounting
  change for beneficial
  conversion option                 5,329            -             -          (5,329)                -                -

Loan to officer                         -            -             -               -                 -                -

Interest on loan to officer             -            -             -               -                 -                -

GE Warrant exercised                    -          999             1              (1)                -                -

Stock options exercised                 -           12             -             124                 -                -

Stock purchases
  by employees                          -           10             -              85                 -                -

Stock issued pursuant to
  employee benefit plan                 -           24             -             306                 -                -

Other comprehensive
  income (loss):
  Foreign currency
    translation adjustment              -            -             -               -              (929)               -
                                                                                       ----------------
Other comprehensive
  income (loss)                                                                                   (929)            (929)
                               -----------   ----------   -----------   -------------  ----------------  ---------------
Comprehensive
  income (loss)                                                                        $          (190)
                                                                                       ================
BALANCE AT
  DECEMBER 31, 2000            $   18,257       23,227    $       23    $    217,940                     $      (3,588)
                               ===========   ==========   ===========   =============                    ===============

                                  LOAN
                               RECEIVABLE       RETAINED
                                   FROM          EARNINGS
                                 OFFICER        (DEFICIT)         TOTAL
                               ------------   --------------  --------------

Balance at July 1, 2000            $(9,528)       $(100,836)        $99,782

Net income                               -              739             739

Net proceeds from public
  offering of common shares              -                -          22,900

Preferred shares accretion               -                -               -

Value of beneficial conversion
  option of preferred shares             -                -               -

Additional preferred shares
  accretion from cumulative
  effect of accounting
  change for beneficial
  conversion option                      -                -               -

Loan to officer                     (1,900)               -          (1,900)

Interest on loan to officer           (379)               -            (379)

GE Warrant exercised                     -                -               -

Stock options exercised                  -                -             124

Stock purchases
  by employees                           -                -              85

Stock issued pursuant to
  employee benefit plan                  -                -             306

Other comprehensive
  income (loss):
  Foreign currency
    translation adjustment               -                -               -

Other comprehensive
  income (loss)                                                        (929)
                               ------------   --------------  --------------
Comprehensive
  income (loss)

BALANCE AT
  DECEMBER 31, 2000            $   (11,807)  $     (100,097)  $      120,728
                               ============  ===============  ==============


            See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in thousands)

                                                                    SIX MONTHS ENDED DECEMBER 31,
                                                                    ----------------------------
                                                                        2000            1999
                                                                    ------------    ------------
OPERATING ACTIVITIES
   Net income                                                       $        739    $        198
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation                                                      4,138           3,631
         Amortization                                                      1,409           1,347
         Provision for doubtful accounts                                     152              97
         Income from equity investment                                       (18)            (85)
         Changes in operating assets and liabilities:
            Trade receivables                                             (2,229)         (7,835)
            Inventories                                                    2,750             190
            Prepaids and other assets                                        272          (2,265)
            Accounts payable and accrued expenses                         (7,934)          1,590
            Payments related to special charge accruals                      (70)         (1,506)
            Other                                                         (1,214)            968
                                                                    ------------    ------------
                            Net cash used in operating activities         (2,005)         (3,670)

INVESTING ACTIVITIES

   Capital expenditures                                                  (10,718)         (2,878)
   Sale of short-term investments                                           --               350
   Purchases of businesses                                                  (366)            (30)
   Investments in affiliates                                                --            (1,920)
                                                                    ------------    ------------
                            Net cash used in investing activities        (11,084)         (4,478)

FINANCING ACTIVITIES

   Proceeds from revolving credit facility                               110,102          95,318
   Payments of revolving credit facility                                (116,025)       (103,254)
   Proceeds from long-term debt                                              173            --
   Payments of long-term debt and capital leases                          (3,259)         (6,205)
   Issuance of preferred stock and stock purchase warrant                   --            20,203
   Loan to officer                                                        (1,900)           --
   Net proceeds from public offering                                      22,900            --
   Issuance of common stock                                                  514             320
                                                                    ------------    ------------
                        Net cash provided by financing activities         12,505           6,382
                                                                    ------------    ------------

Decrease in cash and cash equivalents                                       (584)         (1,766)
Cash and cash equivalents, beginning of period                             3,890           3,830
                                                                    ------------    ------------

                         CASH AND CASH EQUIVALENTS, END OF PERIOD   $      3,306    $      2,064
                                                                    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid                                                  $      7,058    $      6,768
     Income taxes paid                                                        24            --
     Capitalized interest                                                    188             196

     Detail of acquisitions:
         Assets acquired                                            $        899    $        868
         Liabilities assumed                                                (288)           (262)
         Stock or debt issued                                               (245)           (535)
                                                                    ------------    ------------
         Cash paid                                                           366              71
             Less cash acquired                                             --               (41)
                                                                    ------------    ------------
         Net cash paid for acquisitions                             $        366    $         30
                                                                    ============    ============


See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2000
                  (Dollars in thousands, except per share data)



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

B.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, consisting of normal recurring accruals. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000. Operating results for the three months and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

New Accounting Standards

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

The Company also adopted Emerging Issues Task Force ("EITF") Issue 00-27, "Application of EITF 98-5, `Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments" in the quarter ended December 31, 2000. EITF Issue 00-27 requires that a convertible instrument's beneficial conversion feature be measured using an effective conversion price. As a result, the value assigned to the redeemable preferred stock was adjusted by $5,329 for the discount related to the beneficial conversion option. This additional discount was immediately accreted to paid-in

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                DECEMBER 31, 2000
                  (Dollars in thousands, except per share data)


B.   BASIS OF PRESENTATION (CONTINUED)

capital in a manner similar to a cumulative effect of an accounting change since the redeemable preferred stock was convertible at the time of issuance. The impact of this change is noted in the Condensed Statement of Consolidated Shareholders' Equity and in Note H "Earnings Per Share."

Financial  Statement Presentation Changes

Certain amounts for prior periods have been reclassified to conform to the current period reporting presentation.

C.   COMPREHENSIVE INCOME (LOSS)

For the three- and six-months ended December 31, 2000, the Company's comprehensive income (loss) was $1,708 and $(190), respectively. For the three- and six-months ended December 31, 1999, the Company's comprehensive income was $1,118 and $684, respectively.

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

On March 13, 1998, the Company sold $100,000 of Senior Notes due March 15, 2008, resulting in net proceeds of approximately $96,150. During August 2000, the Company completed an

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                                DECEMBER 31, 2000
                  (Dollars in thousands, except per share data)


D.   BANK CREDIT FACILITY AND SENIOR NOTES (CONTINUED)

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

E.   GENERAL ELECTRIC COMPANY INVESTMENT

In October 1999, General Electric Company ("GE") completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company's newly-created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the "Initial Warrant") to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which was immediately exercisable at $.01 per share. During the second quarter ended December 31, 2000, GE exercised the Warrant. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by GE represent approximately 17.0% of the voting power and equity ownership of the Company at December 31, 2000. The proceeds of the transaction were applied principally to the reduction of short-term liabilities and outstanding amounts under the Company's Bank Credit Facility.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                DECEMBER 31, 2000
                  (Dollars in thousands, except per share data)


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

The basis for GE's additional rights will be the failure of the Company to maintain a 2.0 to 1.0 ratio of EBITDA to Interest Expense over the applicable measurement periods. Under the terms of the transaction, EBITDA consists of net earnings, plus interest expense, plus depreciation and amortization, plus income taxes, less extraordinary gains and gains from asset sales plus losses from asset sales and extraordinary losses. Interest Expense consists of interest expense (net of interest income) calculated in accordance with generally accepted accounting principles, but excludes amortization of deferred financing costs up to a maximum of $125 in any fiscal quarter.

A measurement period for which the Company fails to maintain the required ratio is referred to as an "Occurrence," however, if the Company maintains a 2.0 to
1.0 ratio in the three fiscal quarters immediately prior to a failure, a "Second Occurrence" or "Third Occurrence," as the case may be, would not be effective. The "First Occurrence" was effective in the six-month measurement period ended December 31, 1999. The ratio for the six months ended December 31, 2000, was
2.02 to 1.0 (2.37 to 1.0 for the quarter ended December 31, 2000 and 1.71 to 1.0 for the quarter ended September 30, 2000).

A Second Occurrence would: (i) give GE the ability to vote the number of shares currently voted by the Chief Executive Officer ("CEO") of the Company, approximately 3.9 million shares, (ii) give GE the option to purchase shares from the CEO and the President of the Company which, together with the shares owned by GE, would represent 25% of the voting power of the Company, and (iii) require the Company to grant GE an additional warrant to purchase shares, at the then current market price, approximating 2,395,728 shares at December 31, 2000. The ability to vote the shares, purchase shares or obtain the warrant would be dependent upon compliance with antitrust laws. GE is not required to purchase additional shares of the Company. If GE obtains approval and obtains in excess of 35% of the voting power of the Company, the terms of the Indenture relating to the Company's Senior Notes would require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest, and the Company's banks will have the ability to demand payment of the Bank Credit Facility. Upon a Third Occurrence, GE would have the right to vote shares currently voted by the President and be granted a warrant to purchase (at the then current market price) additional shares of Common Stock sufficient in number to give GE 50% plus one vote of the voting power of the Company.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                DECEMBER 31, 2000
                  (Dollars in thousands, except per share data)


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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                DECEMBER 31, 2000
                  (Dollars in thousands, except per share data)


G.  RELATED PARTY TRANSACTION (CONTINUED)

On November 22, 2000, the Board authorized an amendment to the loan agreement which allowed loans of up to an additional $1,900 to satisfy margin requirements. During the second quarter, the Company loaned the CEO $1,900 for this purpose. The CEO has agreed to repay $1,400 of this amount should the market price of ADLT's Common Stock reach $11.00 per share and the average closing price for the shares reaches $11.00 per share for twenty trading days. The Board reserved the right to require earlier repayment if ADLT requires the payment to prevent an unacceptable strain on cash resources.

H.  EARNINGS PER SHARE

Earnings (loss) per share is computed as follows:

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  DECEMBER 31,            DECEMBER 31,
                                                             --------------------    --------------------
                                                               2000        1999        2000        1999
                                                             --------    --------    --------    --------
Income available to common shareholders:
     Net income                                              $  1,260    $    980    $    739    $    198
     Less: Preferred shares accretion                            (648)       (603)     (1,258)       (603)
             Additional preferred shares accretion from
                cumulative effect of accounting change
                for beneficial conversion option               (5,329)       --        (5,329)       --
                                                             --------    --------    --------    --------
     Net income (loss) attributable to common shareholders   $ (4,717)   $    377    $ (5,848)   $   (405)
                                                             ========    ========    ========    ========

Weighted average shares -- Basic:
     Outstanding at beginning of period                        20,482      20,302      20,482      20,278
     Issued pursuant to public offering                         1,700        --         1,081        --
     Issued in acquisitions                                      --            40        --            20
     Issued for exercise of warrant                               141        --            70        --
     Issued for exercise of stock options                        --          --            10        --
     Issued pursuant to employee stock purchase plan                6           4           3           7
     Issued pursuant to 401(k) plan                                14           5           9          13
                                                             --------    --------    --------    --------
         Basic weighted average shares                         22,343      20,351      21,655      20,318
                                                             ========    ========    ========    ========

Weighted average shares -- Diluted:
     Basic from above                                          22,343      20,351      21,655      20,318
     Effect of warrant prior to exercise                          858         946        --          --
     Effect of stock options                                      253        --          --          --
                                                             --------    --------    --------    --------
         Diluted weighted average shares                       23,454      21,297      21,655      20,318
                                                             ========    ========    ========    ========

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                DECEMBER 31, 2000
                  (Dollars in thousands, except per share data)


H.  EARNINGS PER SHARE (CONTINUED)

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  DECEMBER 31,                DECEMBER 31,
                                                          ------------------------    ----------------------------
                                                             2000          1999          2000          1999
                                                          ----------    ----------    ----------    ----------
Earnings (loss) per share -- Basic
     Net income                                           $      .06    $      .05    $      .04    $      .01
     Preferred shares accretion                                 (.03)         (.03)         (.06)         (.03)
                                                          ----------    ----------    ----------    ----------
     Earnings (loss) per share before cumulative effect
         of accounting change                                    .03           .02          (.02)         (.02)
     Additional preferred shares accretion from
         cumulative effect of accounting change
         for beneficial conversion option                       (.24)         --            (.25)         --
                                                          ----------    ----------    ----------    ----------
             Earnings (loss) per share attributable to
                 common shareholders -- basic             $     (.21)   $      .02    $     (.27)   $     (.02)
                                                          ==========    ==========    ==========    ==========


Earnings (loss) per share -- Diluted
     Net income                                           $      .06    $      .05    $      .04    $      .01
     Preferred shares accretion                                 (.03)         (.03)         (.06)         (.03)
                                                          ----------    ----------    ----------    ----------
     Earnings (loss) per share before cumulative effect
         of accounting change                                    .03           .02          (.02)         (.02)
     Additional preferred shares accretion from
         cumulative effect of accounting change
         for beneficial conversion option                       (.23)         --            (.25)         --
                                                          ----------    ----------    ----------    ----------
             Earnings (loss) per share attributable to
                 common shareholders -- diluted           $     (.20)   $      .02    $     (.27)   $     (.02)
                                                          ==========    ==========    ==========    ==========

The diluted weighted average shares calculation excludes the antidilutive effect of outstanding stock options and warrants which totaled 1,410 shares for the six months ended December 31, 2000 and 482 shares for the six months ended December 31, 1999.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                DECEMBER 31, 2000
                  (Dollars in thousands, except per share data)


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

RECENT DEVELOPMENTS

Telecommunications Business Unit

In February 2000, the Company announced the creation of its Fiber Optic Telecommunications Business Unit, which develops and manufactures passive optical telecommunications devices and components based on its optical coating technology. The telecommunications operations are located in Santa Rosa, California, at the DSI business campus. The Telecommunications Unit exploits the proprietary coating equipment, advanced thin film technologies, and measurement capabilities developed by DSI over the last fifteen years for a wide variety of demanding products in both military and commercial applications.

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

The Fiber Optics Project was directed at development of (i) optical coatings that reduce insertion losses in fiber optic communications systems, including wavelength division multiplexing (WDM) and dense wavelength division multiplexing (DWDM) systems; (ii) collimating micro-optics for use in WDM and DWDM systems; (iii) filter elements for use in WDM systems; (iv) secondary filter elements for use in DWDM systems; (v) narrow bandpass filter elements for use in the multiplex/demultiplex function of DWDM systems. WDM and DWDM are technologies that allow multiple wavelengths of light to be simultaneously transmitted through a single fiber optic cable. The first four projects have resulted in commercial products, and sales of these products reached $1,453 in fiscal 2000, an increase of 46% over the $993 recognized in fiscal 1999. Telecommunication product sales for the first six months of fiscal 2001 approximated $1,208, up 108% from $581 in the first six months of fiscal 2000. Backorders in the telecom product area grew to $1,800. The Company has demonstrated key DWDM filter manufacturing capabilities using its patented MicroDyn(R) technology. The Company believes that it will develop and market commercial narrow bandpass filter products which take advantage of the Company's patented MicroDyn(R) sputtering technology.

While the Company does apply optical coatings to elements supplied by its customers, an increasing portion of its business is the supply of entire assemblies and components. The Company expects that this trend to forward integration will continue and accelerate. The Company has existing manufacturing capacity to support sales of up to $10,000 per year of existing products. Following additional capital investments, the Company anticipates achieving additional manufacturing capability and revenue for DWDM products using MicroDyn(R) technology. The Company believes that it can increase its production capacity for its telecommuncations products beyond existing levels with additional capital expenditures, on which this growing business depends.

DSI believes that the current demand exceeds supply for these thin film coating products for the telecommunications industry. The principal competitors for the Company's products are certain large OEMs, such as JDS Uniphase Corporation, Corning Incorporated, Nortel Networks Corporation, and Lucent Technologies, Inc., which have significant internal capability to manufacture thin film filter products, and a variety of smaller companies which specialize in optical coatings, such as Precision Optics Corp., Inc., Barr Associates, Inc., Iridian Spectral Technologies, Ltd., Thin Film Technologies, Inc., and Evaporated Coatings, Inc. The Company also believes that the large OEMs also represent substantial opportunities for sales of its products.

The Company believes that the competitive environment for its products is based primarily on technical performance, delivery and service, rather than price. The Company believes that DSI's fifteen-year history of high volume, efficient production of high quality optical components provides it with significant advantages in this regard. Furthermore, the Company believes that its core competencies in optical coating and coating equipment development and manufacture, its experienced workforce and its ability to develop telecommunications solutions, backed by the required measurement technology, will permit it to continue to compete successfully in this product area.

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

No final decisions have been made about the future courses of action to be pursued. However, the Company is in discussions with several investment banking firms to assist in identifying and implementing the best strategic alternative for the telecommunications unit.

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

The MicroDyn/Automation Project was intended to improve the coating process of optical thin-films to both rigid and flexible surfaces so that the process can be used in a wider array of applications. The Plastics (Acrylic) Coating Project was designed to produce a method for applying thin-film coatings to plastics or other similar materials that cannot withstand the heat generated during the standard coating process. The goal of the Deposition Material Development Project was to develop new thin-film materials that can be used in coatings and to improve existing coating materials. The Lighting-Focused Projects were intended to develop improvements to existing lighting technologies by using coatings to improve efficiency and increase the longevity of lamp life; including ultra-violet blockers, color enhancement/correction and lumen maintenance. The Fiber Optic Project was intended to improve telecommunications by providing optical thin-film coatings that are used in conjunction with optical fibers to increase the transmission capacity of the fiber. The two segments of the original Fiber Optic Project, directed at the development of filters to reduce insertion loss in fiber optic communication systems and filters for wavelength division multiplexing (WDM), have reached commercial feasibility. The third segment of the project, which is an expansion of the original project, related to the development of filters for dense wavelength division multiplexing (DWDM) has not achieved technical and commercial feasibility as of December 31, 2000.

Certain projects within the in-process research and development programs, if successful, will not be fully complete for two to three years after attaining technical feasibility. Annual Company expenditures to complete these projects included $800 in fiscal 1998, $1,800 in fiscal 1999, and $2,100 in fiscal 2000. Future expenditures related to the projects originally envisioned for fiscal years 2001 and 2002 are estimated at $1,700 ($1,300 expended through December 31, 2000), and $200, respectively. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, even if successfully completed, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility.

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

As of December 31, 2000 the focus of the Company's efforts was on the MicroDyn/Automation Project (estimated at 79% complete) and the other two active programs, Deposition Material Development and Lighting-Focused, which were estimated as 93% and 98% complete, respectively. The original Fiber Optics Project related to telecommunications was substantially completed as of September 30, 2000. However, because of the growth of the telecommunications market and the rate of advancement in telecommunications products, the Company has focused its efforts to the production process (MicroDyn/Automation Project) and the development of additional telecommunications products and the expenditures related thereto will be greater than described above. See also "Telecommunications Business Unit."

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's Condensed Consolidated Statements of Operations for the indicated periods:

                                                                    Three Months Ended           Six Months Ended
                                                                       December 31,                December 31,
                                                                  -----------------------     ------------------------
                                                                    2000         1999            2000         1999
                                                                  ----------   ----------     -----------   ----------

        Net sales                                                      100%         100%            100%         100%

        Costs and expenses:
           Cost of sales                                               60.1         61.5            60.2         61.8
           Marketing and selling                                       19.0         17.8            19.0         17.9
           Research and development                                     5.5          5.8             6.0          6.0
           General and administrative                                   5.9          6.8             6.5          7.0
           Amortization of intangible assets                            1.3          1.1             1.3          1.2
                                                                  ----------   ----------     -----------   ----------
        Income from operations                                          8.2          7.0             7.0          6.1

        Other income (expense):
           Interest expense                                            (6.2)        (5.6)           (6.6)        (6.1)
           Interest income                                              0.4          0.3             0.4          0.4
           Income (loss) from equity investments                        0.0          0.1             0.0          0.1
                                                                  ----------   ----------     -----------   ----------

        Income before income taxes and minority interest                2.4          1.8             0.8          0.5
        Income taxes                                                    0.1          0.2             0.1          0.3
                                                                  ----------   ----------     -----------   ----------

        Income before minority interest                                 2.3          1.6             0.7          0.2
        Minority interest in income of consolidated subsidiary          0.0            -             0.0            -
                                                                  ----------   ----------     -----------   ----------

        Net income                                                      2.3%         1.6%            0.7%         0.2%
                                                                  ==========   ==========     ===========   ==========


Factors which have affected the results of operations for the second quarter and first six months of fiscal 2001 as compared to the second quarter and first six months of fiscal 2000 are discussed below.

QUARTER ENDED DECEMBER 31, 2000 COMPARED WITH QUARTER ENDED DECEMBER 31, 1999

Net sales. Net sales decreased 6.5% to $55,974 in the second quarter of fiscal 2001 from $59,885 in the second quarter of fiscal 2000. Sales of Uni-Form(R) pulse start lamps increased 72% to $4,061 from $2,354 and total pulse start product sales increased 39% to $12,093 from $8,674 in the same quarter a year ago. Sales of APL materials, a key indicator of industry trends, declined 14% over the same quarter a year ago. One reason for this decline may have been the abnormally high level of sales in the second quarter of fiscal 2000 as customers overbought in preparation for year 2000 concerns. Non-metal halide lighting sales declined 4% due to the elimination of certain non-metal halide products. Changes in the foreign currency exchange rates from a year ago also negatively impacted sales in Europe and Australia. Due to the strong dollar, the reported sales for these operations were reduced by approximately $1,200 from what these sales would have been at the year earlier exchange rate.

DSI's telecommunication product sales for the second quarter of fiscal 2001 were $676, up 173% from $248 in the second quarter of fiscal 2000. However, sales of DSI's non-telecom products were down 77% due to the Company's transitioning of its emphasis to the telecommunications market.

Lighting sales outside the U.S. decreased 10%, which the Company primarily attributes to foreign currency exchange and managed decline of non-metal halide product sales noted above.

Pricing in the metal halide lighting business is competitive, and prices for the Company's products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company's product pricing.

Cost of Sales. Cost of sales decreased 8.7% to $33,663 in the second quarter of fiscal 2001 from $36,852 in the second quarter of fiscal 2000. The decrease was primarily attributable to decreased unit volume. As a percentage of net sales, cost of sales decreased to 60.1% in the second quarter of fiscal 2001 from 61.5% in the second quarter of fiscal 2000.

Marketing and Selling Expenses. Marketing and selling expenses increased 0.2% to $10,634 in the second quarter of fiscal 2001 from $10,617 in the second quarter of fiscal 2000. Marketing and selling expenses, as a percentage of net sales, increased to 19.0% in the second quarter of fiscal 2001 as compared to 17.8% in the second quarter of fiscal 2000.

Research and Development Expenses. Research and development expenses declined 11.2% to $3,092 from $3,483 in the second quarter of fiscal 2001. Research and development expenses are incurred related to: (i) expansion and improvement of the line of Uni-Form(R) pulse start lamps and fixtures (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps and fixtures in industrial and commercial applications; (ii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; (iii) development of new materials for the world's major lighting manufacturers; and, (iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses decreased to 5.5% in the second quarter of fiscal 2001 from 5.8% in the second quarter of fiscal 2000.

General and Administrative Expenses. General and administrative expenses decreased 19.2% to $3,301 in the second quarter of fiscal 2001 from $4,086 in the second quarter of fiscal 2000. The decrease reflects the Company's continued efforts to control corporate general and administrative costs, particularly a reduction in professional services (legal, audit and tax) of $360. Also, in the second quarter of fiscal 2001, expenses were reduced by the elimination of a $500 litigation-related accrual that, based on review with legal counsel, is no longer required. As a percentage of net sales, general and administrative expenses declined to 5.9% in the second quarter of fiscal 2001 from 6.8% in the second quarter of fiscal 2000. In future quarters, the Company expects that general and administrative expenses will approximate 7% of sales.

Amortization of Intangible Assets. Amortization expense increased slightly to $706 in the second quarter of fiscal 2001 from $672 in the second quarter of fiscal 2000. Amortization expense relates primarily to the amortization of goodwill and other intangible assets related to the January 1998 acquisitions of Ruud Lighting, Inc. and Deposition Sciences, Inc.

Income from Operations. As a result of the items noted above, income from operations in the second quarter of fiscal 2001 increased to $4,578 from $4,175 in the second quarter of fiscal 2000. As a percentage of net sales, income from operations increased to 8.2% in the second quarter of fiscal 2001 from 7.0% in the second quarter of fiscal 2000.

Interest Expense. Interest expense increased slightly to $3,463 in the second quarter of fiscal 2001 from $3,323 in the second quarter of fiscal 2000. Both the average debt outstanding and the weighted average interest rates remained relatively comparable during the quarters.

Interest Income. Interest income increased to $263 in the second quarter of fiscal 2001 from $214 in the second quarter of fiscal 2000.

Income (Loss) from Equity Investments. The income (loss) from equity investments in the second quarter of fiscal 2001 of $(21) and fiscal 2000 of $35 represent the earnings (loss) from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products.

Income before Income Taxes and Minority Interest. Income before income taxes and minority interest increased to $1,357 in the second quarter of fiscal 2001 from $1,101 in the second quarter of fiscal 2000.

Income Taxes. Income tax expense was $77 for the second quarter of fiscal 2001 as compared to income tax expense of $121 in the first quarter of fiscal 2000. The income tax expense in the second quarters of fiscal 2001 and 2000 related primarily to certain of the Company's foreign operations.

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

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1999

Net sales. Net sales decreased 6.2% to $108,838 in the first six months of fiscal 2001 from $116,065 in the first six months of fiscal 2000. Sales of Uni-Form(R) pulse start lamps increased 89% to $7,683 from $4,063 and total pulse start product sales increased 48% to $22,794 from $15,397 in the first six months a year ago. Sales of APL materials, a key indicator of industry trends, remained consistent with the prior year. Non-metal halide lighting sales declined 6% due to the elimination of certain non-metal halide products. Changes in the foreign currency exchange rates from a year ago also negatively impacted sales in Europe and Australia. Due to the strong dollar, the reported sales for these operations were reduced by approximately $2,000 from what these sales would have been at the year earlier exchange rate.

DSI's telecommunication product sales for the first six months of fiscal 2001 were $1,208, up 108% from $581 in the first six months of fiscal 2000. However, sales of DSI's non-telecom products were down 63% due to the Company's transitioning of its emphasis to the telecommunications market.

Lighting sales outside the U.S. decreased 10%, which the Company primarily attributes to foreign currency exchange and managed decline of non-metal halide product sales noted above.

Pricing in the metal halide lighting business is competitive, and prices for the Company's products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company's product pricing.

Cost of Sales. Cost of sales decreased 8.6% to $65,552 in the first six months of fiscal 2001 from $71,696 in the first six months of fiscal 2000. The decrease was primarily attributable to decreased unit volume. As a percentage of net sales, cost of sales decreased to 60.2% in the first six months of fiscal 2001 from 61.8% in the first six months of fiscal 2000.

Marketing and Selling Expenses. Marketing and selling expenses decreased 0.4% to $20,704 in the first six months of fiscal 2001 from $20,792 in the first six months of fiscal 2000. Marketing and selling expenses, as a percentage of net sales, increased to 19.0% in the first six months of fiscal 2001 as compared to 17.9% in the first six months of fiscal 2000.

Research and Development Expenses. Research and development expenses declined 5.7% to $6,583 from $6,978 in the second quarter of fiscal 2001. Research and development expenses are incurred related to: (i) expansion and improvement of the line of Uni-Form(R) pulse start lamps and fixtures (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps and fixtures in industrial and commercial applications; (ii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; (iii) development of new materials for the world's major lighting manufacturers; and,
(iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses remained constant at 6.0% for both fiscal 2001 and fiscal 2000.

General and Administrative Expenses. General and administrative expenses decreased 13.7% to $7,008 in the first six months of fiscal 2001 from $8,121 in the first six months of fiscal 2000. The decrease reflects the Company's continued efforts to control corporate general and administrative costs, particularly a reduction in professional services (legal, audit and tax) of $655. Also, in fiscal 2001, expenses were reduced by the elimination of a $500 litigation-related accrual that, based on review with legal counsel, is no longer required. As a percentage of net sales, general and administrative expenses declined to 6.5% in the first six months of fiscal 2001 from 7.0% in the first six months of fiscal 2000. In future quarters, the Company expects that general and administrative expenses will approximate 7% of sales.

Amortization of Intangible Assets. Amortization expense increased slightly to $1,409 in the first six months of fiscal 2001 from $1,347 in the first six months of fiscal 2000. Amortization expense relates primarily to the amortization of goodwill and other intangible assets related to the January 1998 acquisitions of Ruud Lighting, Inc. and Deposition Sciences, Inc.

Income from Operations. As a result of the items noted above, income from operations in the first six months of fiscal 2001 increased to $7,582 from $7,131 in the first six months of fiscal 2000. As a percentage of net sales, income from operations increased to 7.0% in the first six months of fiscal 2001 from 6.1% in the first six months of fiscal 2000.

Interest Expense. Interest expense increased slightly to $7,227 in the first six months of fiscal 2001 from $7,113 in the first six months of fiscal 2000. Both the average debt outstanding and the weighted average interest rates remained relatively comparable during the quarters.

Interest Income. Interest income increased slightly to $487 in the first six months of fiscal 2001 from $434 in the first six months of fiscal 2000.

Income (Loss) from Equity Investments. The income from equity investments in the first six months of fiscal 2001 of $18 and fiscal 2000 of $85 represent the earnings from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products.

Income before Income Taxes and Minority Interest. Income before income taxes and minority interest increased to $860 in the first six months of fiscal 2001 from $537 in the first six months of fiscal 2000.

Income Taxes. Income tax expense was $97 for the first six months of fiscal 2001 as compared to income tax expense of $339 for the first six months of fiscal 2000. The income tax expense is related primarily to certain of the Company's foreign operations.

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

Cash decreased $584 during the first six months of fiscal 2001. Uses of cash consisted of $2,005 used in operating activities and $11,084 used in investing activities. These uses of cash were offset by net financing activities of $12,505.

Net cash used in operating activities. Net cash used in operating activities totaled $2,005 during the first six months of fiscal 2001 as compared to $3,670 in the first six months of fiscal 2000. Net income plus depreciation and amortization provided $6,286, while the decrease in accounts payable and accrued expenses of $7,934 was the primary usage of cash. This decrease was primarily a result of a plan to bring payables to suppliers more current. In spite of this usage of cash in the first six months, the Company intends to manage its cash resources to generate positive cash flow from operating activities for the full fiscal year 2001 and beyond.

Net cash used in investment activities. During the first half of fiscal 2001, investing activities used $11,084, of which $10,718 represented capital expenditures. Capital expenditures in fiscal 2001 related primarily to additional machinery and equipment to improve production processes, which should result in increased productivity and capacity in the production of lighting and telecommunications products.

The Company has modified its future growth and capital expansion plans to be in line with fiscal 2000. Specifically, the Company will limit its capital expenditures for the next twelve months, except for its telecommunications business. Under its $300,000 shelf registration, in September 2000, the Company sold 1,700,000 shares of common stock for $15.00 per share to fund the future expansion of its telecommunications business unit over the next twelve to eighteen months. The net proceeds from the stock offering of $22,900 were used to repay outstanding indebtedness under the Bank Credit Facility. The Company expects to use $22,900 of borrowings under the Bank Credit Facility for expenditures on capital improvements, including optical coating production equipment, filter testing and measuring testing and measuring equipment and production facilities, and on research and development, in the telecommunications business.

As a result of the Company's fiscal 1999 decision to terminate joint venture equipment contracts, approximately $6,500 of new production equipment was made available for installation at the Company's lamp manufacturing facilities. The Company has transferred approximately $2,000 of this equipment to its manufacturing facility in Chennai (Madras) India, and has placed $1,700 of equipment into service in its Solon, Ohio lamp manufacturing facility, leaving approximately $2,800 of equipment available for future manufacturing requirements. The Company estimates its maintenance level for capital expenditures in the lighting business will approximate $6,000 to $8,000 over the next twelve months. Future capital expenditures (excluding the telecommunications business) beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.

Net cash provided by financing activities. During the first six months of fiscal 2001, net financing activities provided cash of $12,505, which included $22,900 of net proceeds from an offering of 1,700,000 shares of the Company's common stock and net repayments of debt of $9,009.

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

On November 22, 2000, the Board authorized an amendment to the loan agreement which allowed loans of up to an additional $1,900 to satisfy margin requirements. During the second quarter, the Company loaned the CEO $1,900 for this purpose. The CEO has agreed to repay $1,400 of this amount should the market price of ADLT's Common Stock reach $11.00 per share and the average closing price for the shares reaches $11.00 per share for twenty trading days. The Board reserved the right to require earlier repayment if ADLT requires the payment to prevent an unacceptable strain on cash resources.

Ability to advance future operations. The Company has begun to implement, and will continue to implement, changes in its operations and investment activities intended to reduce the use of its cash resources to a level at or below the cash flow generated by its operations and investments.

The Company's working capital (current assets less current liabilities) at December 31, 2000 was $48,471 resulting in a working capital ratio of current assets to current liabilities of 2.3 to 1.0, as compared to $39,949 or 1.9 to
1.0 at June 30, 2000. As of December 31, 2000, the Company had $3,306 in cash and cash equivalents.

The interest-bearing obligations of the Company totaled $156,086 as of December 31, 2000, and consisted of: $31,746 of borrowings under the Bank Credit Facility; $100,000 of 8% Senior Notes; mortgages of $15,735; promissory notes of $2,451; obligations of a foreign subsidiary of $5,698; and, capital leases of $456.

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

As discussed above, the Company is in discussions with several investment banking firms to assist in identifying and implementing the best strategic alternative for the telecommunications business unit.

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

The Company also adopted Emerging Issues Task Force ("EITF") Issue 00-27, "Application of EITF 98-5, `Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments" in the quarter ended

December 31, 2000. EITF Issue 00-27 requires that a convertible instrument's beneficial conversion feature be measured using an effective conversion price. As a result, the value assigned to the redeemable preferred stock was adjusted by $5,329 for the discount related to the beneficial conversion option. This additional discount was immediately accreted to paid-in capital in a manner similar to a cumulative effect of an accounting change since the redeemable preferred stock was convertible at the time of issuance. The impact of this change is noted in the Condensed Statement of Consolidated Shareholders' Equity and in Note H "Earnings Per Share."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended December 31, 2000, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

PART II.  OTHER INFORMATION

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On December 18, 2000, a subsidiary of General Electric Company ("GE") exercised the warrant acquired by GE on October 6, 1999 in connection with GE's privately-negotiated $20.55 million investment in the Company. As a result of the exercise of the warrant, the subsidiary of GE acquired 998,703 shares of Company Common Stock, par value $.001 per share ("Common Stock") in consideration of the surrender of the right to acquire 1,297 shares of Common Stock upon exercise of the warrant. The transaction was exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act. GE agreed to restrictions on the transfer of the warrant and the underlying Common Stock, made customary representations and warranties and the share certificate bears a restrictive legend.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders was held on December 7, 2000. The following sets forth the actions considered and the results of the voting with respect to each action:

                                                                                      Abstained/
                                                                                        Broker
                                                           For          Against        Nonvotes
                                                           ---          -------        --------

1.  Nominees for director for the term
    expiring in 2003 -- All elected

          Alan J. Ruud                                  15,137,249       56,991          -0-
          Francis H. Beam                               15,134,195       60,045          -0-
          Louis S. Fisi                                 14,773,748      420,492          -0-

2.  Ratify appointment of Grant Thornton LLP
    as independent auditors -- Passed                   14,750,088      422,512       21,640


ITEM 5.  OTHER INFORMATION

On January 17, 2001, the Company ("ADLT") announced DSI's success in demonstrating key DWDM filter manufacturing capabilities using its patented MicroDyn(R) technology. ADLT's press release, dated January 17, 2001, relating to these matters is attached hereto as Exhibit 99.1.

On January 25, 2001, ADLT announced its results of operations for the second quarter and first six months of fiscal 2001 ended December 31, 2000. ADLT's press release, dated January 25, 2001, relating to the results of its operations is attached hereto as Exhibit 99.2.

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

4.1         Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

10.1        First Amendment to Loan Agreement, Secured Promissory Note and
            Security Agreement between Wayne R. Hellman and Advanced Lighting
            Technologies, Inc.

12          Statement Re: Computation of Ratio of Earnings to Fixed Charges

99.1        Press Release of Advanced Lighting Technologies, Inc. dated January
            17, 2001

99.2        Press Release of Advanced Lighting Technologies, Inc. dated January
            25, 2001

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

(4) Incorporated by reference to Exhibit 3.2 in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(b)  Reports on Form 8-K.

During the quarter ended September 30, 2000, the Company filed one Report on Form 8-K.

On November 28, 2000, the Company filed a Current Report dated November 22, 2000, reporting under Item 5 the Board of Directors' authorization of an amendment to the loan agreement dated October 8, 1998 between ADLT and Mr. Wayne
R. Hellman, its Chairman and Chief Executive Officer. Pursuant to the amendment, the Company authorized additional loans of up to $1,900,000 to reduce outstanding balances in margin loan accounts maintained by Mr. Hellman secured by 2,053,070 shares of ADLT common stock owned by Mr. Hellman and Hellman Ltd. The Company also reported that $1,400,000 was advanced on November 24, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: February 14, 2001                              By: /s/ Wayne R. Hellman
                                                         -----------------------
                                                         Wayne R. Hellman
                                                         Chief Executive Officer



Date: February 14, 2001                              By: /s/ Steven C. Potts
                                                         -----------------------
                                                         Steven C. Potts
                                                         Chief Financial Officer

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

4.2         Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

10.1        First Amendment to Loan Agreement, Secured Promissory Note and
            Security Agreement between Wayne R. Hellman and Advanced Lighting
            Technologies, Inc.

12          Statement Re: Computation of Ratio of Earnings to Fixed Charges

99.1        Press Release of Advanced Lighting Technologies, Inc. dated January
            17, 2001

99.2        Press Release of Advanced Lighting Technologies, Inc. dated January
            25, 2001

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