Form 10-Q
period 2001-03-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2001-05-15
CIK 1002125

Part I Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II. Other Information
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Ex-10.1 Second Amendment to Loan Agreement
Ex-10.2 Seventh Amendment Agreement
Ex-10.3 Deposition Sciences, Inc. 2001 Eq In Plan
Ex-12 Comp. of Ratio Earnings to Fixed Charges
Ex-99.1 Press Release
Ex-99.2 Press Release
Ex-99.3 Press Release
Ex-99.4 Press Release
Ex-99.5 Press Release
Ex-99.6 Press Release
Ex-99.7 Press Release

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001

or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________________ to ___________________

Commission File Number: 0-27202

ADVANCED LIGHTING TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1803229

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32000 Aurora Road, Solon, Ohio	44139

(Address of principal executive offices)	(Zip Code)

440/519-0500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No

There were 23,260,583 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of April 25, 2001.

INDEX

Advanced Lighting Technologies, Inc.

		Page
		No.
Part I	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets —

	March 31, 2001 and June 30, 2000	2

	Condensed Consolidated Statements of Operations —

	Three months and nine months ended March 31, 2001 and 2000	3

	Condensed Statement of Consolidated Shareholders’ Equity —

	Nine months ended March 31, 2001	4

	Condensed Consolidated Statements of Cash Flows —

	Nine months ended March 31, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Part II	Other Information

Item 5.	Other Information	28

Item 6.	Exhibits and Reports on Form 8-K	29

Signatures		31

Exhibit Index		32

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	March 31	June 30,
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$3,669	$3,890

Trade receivables, less allowances of $1,042 and $1,129	32,813	31,983

Inventories:

Finished goods	25,523	26,532

Raw materials and work-in-process	22,333	21,930

	47,856	48,462

Prepaid expenses	2,942	1,881

Total current assets	87,280	86,216

Property, plant and equipment:

Land and buildings	44,419	44,187

Production machinery and equipment	79,050	62,323

Other equipment	2,777	5,077

Furniture and fixtures	21,596	20,893

	147,842	132,480

Less accumulated depreciation	29,315	23,317

	118,527	109,163

Receivables from related parties	2,482	3,755

Investments in affiliates	13,997	14,251

Other assets	6,924	7,037

Intangible assets	31,105	31,791

Excess of cost over net assets of businesses acquired, net	50,855	52,262

	$311,170	$304,475

Liabilities and shareholders’ equity

Current liabilities:

Short-term debt and current portion of long-term debt	$6,463	$7,097

Accounts payable	18,337	20,389

Payables to related parties	1,238	2,639

Employee-related liabilities	3,712	3,913

Accrued income and other taxes	1,206	1,436

Other accrued expenses	6,622	10,793

Total current liabilities	37,578	46,267

Long-term debt	154,965	158,110

Minority interest	371	316

Preferred stock, $.001 par value, per share; 1,000 shares authorized; 761 Series A convertible redeemable shares issued and outstanding at March 31, 2001 (redemption value — $23,064 at March 31, 2001)	18,904	16,999

Shareholders’ equity

Common stock, $.001 par value, 80,000 shares authorized, 23,249 shares issued and outstanding as of March 31, 2001 and 20,482 shares issued and outstanding as of June 30, 2000	23	20

Paid-in-capital	217,440	195,786

Accumulated other comprehensive income (loss)	(5,132)	(2,659)

Loan and interest receivable from officer	(12,807)	(9,528)

Retained earnings (deficit)	(100,172)	(100,836)

	99,352	82,783

	$311,170	$304,475

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
 (In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2000	2001	2000

Net sales	$53,073	$54,945	$161,911	$171,010

Costs and expenses:

Cost of sales	31,533	32,270	97,085	103,966

Marketing and selling	10,907	10,367	31,611	31,159

Research and development	3,098	3,665	9,681	10,643

General and administrative	3,606	3,669	10,614	11,790

Special charge	—	(234)	—	(234)

Amortization of intangible assets	709	706	2,118	2,053

Income from operations	3,220	4,502	10,802	11,633

Other income (expense):

Interest expense	(3,436)	(3,580)	(10,663)	(10,693)

Interest income	262	242	749	676

Income (loss) from equity investments	(81)	104	(63)	189

Income (loss) before income taxes and minority interest	(35)	1,268	825	1,805

Income taxes	9	210	106	549

Income (loss) before minority interest	(44)	1,058	719	1,256

Minority interest in income of consolidated subsidiary	(31)	(13)	(55)	(13)

Net income (loss)	$(75)	$1,045	$664	$1,243

Earnings (loss) per share:

Basic	$(.03)	$.02	$(.30)	$.00

Diluted	$(.03)	$.02	$(.30)	$.00

Weighted average shares outstanding:

Basic	23,238	20,394	22,175	20,343

Diluted	23,238	21,693	22,175	21,086

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Statement of Consolidated Shareholders’ Equity (Unaudited)
Nine Months Ended March 31, 2001
(in thousands)

							Loan and
						Accumulated	Interest
		Common Stock			Comprehensive	Other	Receivable	Retained
	Preferred			Paid-In	Income	Comprehensive	From	Earnings
	Stock	Shares	Par Value	Capital	(Loss)	Income (Loss)	Officer	(Deficit)	Total

Balance at July 1, 2000	$16,999	20,482	$20	$195,786		$(2,659)	$(9,528)	$(100,836)	$99,782

Net income	—	—	—	—	$664	—	—	664	664

Net proceeds from public offering of common shares	—	1,700	2	22,898	—	—	—	—	22,900

Preferred shares accretion	1,905	—	—	(1,905)	—	—	—	—	—

Value of beneficial conversion option of preferred shares	(5,329)	—	—	5,329	—	—	—	—	—

Additional preferred shares accretion from cumulative effect of accounting change for beneficial conversion option	5,329	—	—	(5,329)	—	—	—	—	—

Loan to officer	—	—	—	—	—	—	(2,685)	—	(2,685)

Interest on loan to officer	—	—	—	—	—	—	(594)	—	(594)

GE Warrant exercised	—	999	1	(1)	—	—	—	—	—

Stock options exercised	—	12	—	124	—	—	—	—	124

Stock purchases

by employees	—	10	—	85	—	—	—	—	85

Stock issued pursuant to employee benefit plan	—	46	—	453	—	—	—	—	453

Other comprehensive

income (loss):

Foreign currency

translation adjustment	—	—	—	—	(2,473)		—		—

Other comprehensive income (loss)					(2,473)	(2,473)			(2,473)

Comprehensive income (loss)					$(1,809)

Balance at

March 31, 2001	$18,904	23,249	$23	$217,440		$(5,132)	$(12,807)	$(100,172)	$118,256

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended March 31,

	2001	2000

Operating activities

Net income	$664	$1,243

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation	6,444	5,461

Amortization	2,118	2,053

Provision for doubtful accounts	181	132

Loss (income) from equity investment	64	(189)

Special charges	—	(234)

Changes in operating assets and liabilities:

Trade receivables	(961)	(7,858)

Inventories	898	(3,753)

Prepaids and other assets	421	(308)

Accounts payable and accrued expenses	(7,670)	(6,404)

Payments related to special charge accruals	(96)	(2,534)

Other	(1,663)	(267)

Net cash provided by (used in) operating activities	400	(12,658)

Investing activities

Capital expenditures	(17,474)	(4,357)

Sale of short-term investments	—	350

Purchases of businesses	(366)	(3,274)

Investments in affiliates	10	(853)

Net cash used in investing activities	(17,830)	(8,134)

Financing activities

Proceeds from revolving credit facility	161,997	153,202

Payments of revolving credit facility	(160,786)	(146,145)

Proceeds from long-term debt	173	—

Payments of long-term debt and capital leases	(5,052)	(7,568)

Issuance of preferred stock and stock purchase warrant	—	20,203

Loan to officer	(2,685)	—

Net proceeds from public offering	22,900	—

Issuance of common stock	662	1,014

Net cash provided by financing activities	17,209	20,706

Decrease in cash and cash equivalents	(221)	(86)

Cash and cash equivalents, beginning of period	3,890	3,830

Cash and cash equivalents, end of period	$3,669	$3,744

Supplemental cash flow information

Interest paid	$12,439	$10,937

Income taxes paid	81	55

Capitalized interest	363	290

Detail of acquisitions:

Assets acquired	$899	$14,274

Liabilities assumed	(288)	(10,375)

Stock or debt issued	(245)	(535)

Cash paid	366	3,364

Less cash acquired	—	(90)

Net cash paid for acquisitions	$366	$3,274

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2001
(Dollars in thousands, except per share data)

A. Organization

Advanced Lighting Technologies, Inc. (the “Company” or “ADLT”) is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, including materials, system components and systems. The Company also develops, manufactures and markets passive optical telecommunications devices, components and equipment based on the optical coating technologies of its wholly-owned subsidiary, Deposition Sciences, Inc.

B. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, consisting of normal recurring accruals. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2000. Operating results for the three months and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

New Accounting Standards

The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” as of July 1, 2000. FAS 133 requires that all derivatives, such as interest rate exchange agreements (swaps), be recognized on the balance sheet at fair value. The Company had no derivatives as at July 1, 2000, and therefore, no resulting transition adjustments.

The Company also adopted Emerging Issues Task Force (“EITF”) Issue 00-27, “Application of EITF 98-5, ‘Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments” in the quarter ended December 31, 2000. EITF Issue 00-27 requires that a convertible instrument’s beneficial conversion feature be measured using an effective conversion price. As a result, the value assigned to the redeemable preferred stock was adjusted by $5,329 for the discount related to the beneficial conversion option. This additional discount was immediately accreted to paid-in capital in a manner similar to a cumulative effect of an

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
March 31, 2001
(Dollars in thousands, except per share data)

B. Basis of Presentation (continued)

accounting change since the redeemable preferred stock was convertible at the time of issuance. The impact of this change is noted in the Condensed Statement of Consolidated Shareholders’ Equity and in Note I “Earnings Per Share.”

Financial Statement Presentation Changes

Certain amounts for prior periods have been reclassified to conform to the current period reporting presentation.

C. Comprehensive Income (Loss)

For the three- and nine-months ended March 31, 2001 the Company’s comprehensive income (loss) was $(1,619) and $(1,809), respectively. For the three- and nine-months ended March 31, 2000, the Company’s comprehensive income was $37 and $721, respectively.

D. Bank Credit Facility and Senior Notes

The Company maintains a Bank Credit Facility with a $40,000 revolving credit loan and $20,000 term loan provided by several financial institutions. The revolving credit loan has a three-year term expiring in May 2002. Interest rates on revolving credit loans outstanding are based, at the Company’s option, on LIBOR plus 2.25% or the agent bank’s prime rate. Availability of borrowings is determined by the Company’s eligible account receivable and inventories. The term loan has a five-year term expiring in May 2004. The Company pays monthly principal payments that total $3,576 annually, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company’s option, on LIBOR plus 2.75% or the agent bank’s prime rate.

The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants with respect to the coverage of certain fixed charges. The principal security for the revolving credit loan is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment and is cross-collateralized and secured with the revolving credit loan.

On March 13, 1998, the Company sold $100,000 of Senior Notes due March 15, 2008, resulting in net proceeds of approximately $96,150. During August 2000, the Company completed an exchange offer to existing noteholders, which resulted in reducing the interest rate on the Senior Notes to 8.0% from 8.5%. The notes are redeemable at the Company’s option, in whole or in part, on or after

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
March 31, 2001
(Dollars in thousands, except per share data)

D. Bank Credit Facility and Senior Notes (continued)

March 15, 2003 at certain preset redemption prices. Interest on the Senior Notes is payable semiannually on March 15 and September 15 of each year. There are no sinking fund requirements.

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

E. General Electric Company Investment

In October 1999, General Electric Company (“GE”) completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company’s newly-created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which was immediately exercisable at $.01 per share. During the second quarter ended December 31, 2000, GE exercised the Warrant. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by GE represent approximately 17.0% of the voting power and equity ownership of the Company at March 31, 2001. The proceeds of the transaction were applied principally to the reduction of short-term liabilities and outstanding amounts under the Company’s Bank Credit Facility.

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

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
March 31, 2001
(Dollars in thousands, except per share data)

E. General Electric Company Investment (continued)

The basis for GE’s additional rights will be the failure of the Company to maintain a 2.0 to 1.0 ratio of EBITDA to Interest Expense, as defined, over the applicable measurement periods. A measurement period for which the Company fails to maintain the required ratio is referred to as an “Occurrence,” however, if the Company maintains a 2.0 to 1.0 ratio in the three fiscal quarters immediately prior to a failure, a “Second Occurrence” or “Third Occurrence,” as the case may be, would not be effective. The “First Occurrence” was effective in the six-month measurement period ended December 31, 1999. The ratio for the six months ended March 31, 2001, was 2.19 to 1.0 (2.01 to 1.0 for the quarter ended March 31, 2001 and 2.37 to 1.0 for the quarter ended December 31, 2000).

A Second Occurrence would: (i) give GE the ability to vote the number of shares currently voted by the Chief Executive Officer (“CEO”) of the Company, approximately 3.9 million shares, (ii) give GE the option to purchase shares from the CEO and the President of the Company which, together with the shares owned by GE, would represent 25% of the voting power of the Company, and (iii) require the Company to grant GE an additional warrant to purchase shares, at the then current market price, approximating 2,422,308 shares at March 31, 2001. The ability to vote the shares, purchase shares or obtain the warrant would be dependent upon compliance with antitrust laws. GE is not required to purchase additional shares of the Company. If GE obtains approval and obtains in excess of 35% of the voting power of the Company, the terms of the Indenture relating to the Company’s Senior Notes would require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest, and the Company’s banks will have the ability to demand payment of the Bank Credit Facility. Upon a Third Occurrence, GE would have the right to vote shares currently voted by the President and be granted a warrant to purchase (at the then current market price) additional shares of Common Stock sufficient in number to give GE 50% plus one vote of the voting power of the Company.

As described above, the terms of the Series A Preferred Stock permit the holder to require the Company to redeem the Series A Preferred Stock, in whole or in part, if the Company authorizes or issues common stock or warrants or options to purchase common stock, with certain exceptions. The holder has 90 days to exercise its right. Pursuant to the terms of the Series A Preferred Stock, if the holder exercises the right to require redemption, the Company is not required to redeem the Series A Preferred Stock for a period of one year, or thereafter, so long as the redemption would cause an event of default under the Company’s indebtedness, including its Bank Credit Facility and its Indenture relating to its 8% Senior Notes due 2008. The Bank Credit Facility and Indenture restrictions on redemption of stock are similar to the restrictions on payment of dividends.

As a result of the authorization of a warrant to purchase 15,000 shares of Company stock, the holder of the Series A Preferred stock currently may exercise this right to require redemption. Due to the restrictions in the Indenture and the Bank Credit Facility, even if the right were exercised, the Company does not believe that it would be required to redeem the Series A Preferred Stock for several years.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
March 31, 2001
(Dollars in thousands, except per share data)

F. Issuance of Common Stock

On August 31, 2000, the Company completed a public offering of 1,700,000 shares of its common stock at a price of $15.00 per share under a $300,000 shelf registration filed with the Securities and Exchange Commission which became effective in July 2000.

The public offering reduced the amount available for the issuance of various debt and equity securities under the shelf registration statement to approximately $274,500. The Company used the net proceeds from the public offering of approximately $22,900 to repay revolving credit loan borrowings. The Company expects to borrow a similar amount (including amounts already borrowed since the offering) under its revolving credit loan facility to fund capital improvements, including optical coating production equipment, filter testing and measurement equipment and production facilities, and on research and development in its telecommunications business unit at Deposition Sciences, Inc.

In addition to the $300,000 shelf registration discussed above, in July 2000 a $100,000 shelf registration became effective under which the Company may from time-to-time issue various debt and equity securities to acquire assets, businesses or securities. The Company has no outstanding securities issued under this registration statement.

G. Related Party Transaction

Pursuant to an agreement dated October 8, 1998, as amended, between the Company and its Chairman and Chief Executive Officer (the “CEO”), the Company, following approval by the Company’s Board of Directors, has loaned a total of $11,685 to its CEO at an interest rate of 8%, including $785 in the quarter ended March 31, 2001. The proceeds of the loan have been used by the Company’s CEO to reduce the principal balance outstanding of margin loan accounts, which are secured by 2,053,070 shares of the Company’s Common Stock owned by the CEO and a related entity. In connection with the loan, the Company’s Board of Directors obtained the CEO’s agreement to an extension of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company’s Common Stock in any manner except pursuant to the existing agreements governing the CEO’s margin accounts, without the consent of the Company’s Board of Directors.

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. The term of the loan has been extended by the Board to October 6, 2001. Prior to maturity, the CEO has agreed to repay $1,400 of the loan amount should the average closing price for the shares reach $11.00 per share for twenty trading days and the price of ADLT’s Common Stock remains at or above $11.00 per share at the end of such period. The Board reserved the right to require earlier repayment if ADLT requires the payment to prevent an unacceptable strain on cash resources.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
March 31, 2001
(Dollars in thousands, except per share data)

H. DSI Stock Option Plan

Deposition Sciences, Inc. (“DSI”), a non-public subsidiary of ADLT, adopted the 2001 Equity Incentive Plan. DSI currently has 100,000,000 shares authorized and 50,000,000 shares outstanding, all of which are owned by ADLT. The 2001 Equity Incentive Plan initially provides for the granting of stock options to purchase up to 10,000,000 shares of common stock of DSI. The number of shares available will be increased by 18% of DSI shares issued after adoption of the plan, up to a maximum of 16,200,000 shares. The vesting terms of the options vary, including vesting based on a change in control or public offering of DSI or on a vesting schedule no more than five years from the date of grant. The options have been granted at fair value on the date of grant of $.46 per share and expire ten years from the date of grant. A total of 7,865,000 options have been granted under the Plan and 1,901,000 of these options are immediately exercisable.

I. Earnings Per Share

Earnings (loss) per share is computed as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2000	2001	2000

Income available to common shareholders:

Net income	$(75)	$1,045	$664	$1,243

Less: Preferred shares accretion	(647)	(605)	(1,905)	(1,208)

Additional preferred shares accretion from cumulative effect of accounting change for beneficial conversion option	—	—	(5,329)	—

Net income (loss) attributable to common shareholders	$(722)	$440	$(6,570)	$35

Weighted average shares — Basic:

Outstanding at beginning of period	23,229	20,369	20,482	20,278

Issued pursuant to public offering	—	—	1,284	—

Issued in acquisitions	—	—	—	26

Issued for exercise of warrant	—	—	375	—

Issued for exercise of stock options	—	15	11	5

Issued pursuant to employee stock purchase plan	2	3	6	12

Issued pursuant to 401(k) plan	7	7	17	22

Basic weighted average shares	23,238	20,394	22,175	20,343

Weighted average shares — Diluted:

Basic from above	23,238	20,394	22,175	20,343

Effect of warrant prior to exercise	—	1,000	—	647

Effect of stock options	—	299	—	96

Diluted weighted average shares	23,238	21,693	22,175	21,086

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
March 31, 2001
(Dollars in thousands, except per share data)

I. Earnings Per Share (continued)

	Three Months Ended		Nine Months Ended
	March 31,		December 31,

	2001	2000	2001	2000

Earnings (loss) per share — Basic

Net income	$.00	$.05	$.03	$.06

Preferred shares accretion	(.03)	(.03)	(.09)	(.06)

Earnings (loss) per share before cumulative effect of accounting change	(.03)	.02	(.06)	.00

Additional preferred shares accretion from cumulative effect of accounting change for beneficial conversion option	—	—	(.24)	—

Earnings (loss) per share attributable to common shareholders — basic	$(.03)	$.02	$(.30)	$.00

Earnings (loss) per share — Diluted

Net income	$.00	$.05	$.03	$.06

Preferred shares accretion	(.03)	(.03)	(.09)	(.06)

Earnings (loss) per share before cumulative effect of accounting change	(.03)	.02	(.06)	.00

Additional preferred shares accretion from cumulative effect of accounting change for beneficial conversion option	—	—	(.24)

Earnings (loss) per share attributable to common shareholders — diluted	$(.03)	$.02	$(.30)	.00

The diluted weighted average shares calculation excludes the antidilutive effect of outstanding stock options and warrants which totaled 3,000 shares for the three months ended March 31, 2001 and 972,000 shares for the nine months ended March 31, 2001.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
March 31, 2001
(Dollars in thousands, except per share data)

J. Contingency

In April and May 1999, three class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged shareholders of the Company on behalf of themselves and purported classes consisting of Company shareholders, other than the defendants and their affiliates, who purchased stock during the period from December 30, 1997 through September 30, 1998 or various portions thereof. A First Amended Class Action Complaint, consolidating the three lawsuits, was filed on September 30, 1999, and the action is now pending before a single judge. The named defendants in the case — styled In re Advanced Lighting Technologies, Inc. Securities Litigation, Master File No. 1:99CV836, pending before the United States District Court, Northern District of Ohio — are the Company and its Chairman and Chief Executive Officer (CEO).

The First Amended Class Action Complaint alleges generally that certain disclosures attributed to the Company contained misstatements and omissions alleged to be violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, including claims for “fraud on the market” arising from alleged misrepresentations and omissions with respect to the Company’s financial performance and prospects and alleged violations of generally accepted accounting principles by, among other things, improperly recognizing revenue and improper inventory accounting. The Complaint seeks certification of the purported class, unspecified compensatory and punitive damages, pre- and post-judgment interest and attorneys’ fees and costs.

The Company and the CEO believe that these claims lack merit. The Company and its CEO filed a Motion to Dismiss the Complaint, which was denied. The case will now proceed. The Company and the CEO intend to continue to vigorously defend against these actions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts in thousands, except per share amounts)

This report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. Covenants in the Company’s Bank Credit Facility, the Indenture relating to the Company’s 8% Senior Notes and the Company’s agreements with General Electric Company limit certain corporate actions. As a result, implementation of certain strategic alternatives relating to the telecommunications unit may require consent or require replacement of these ADLT financing sources. The Company has no assurance that such consents or replacement financing can be obtained in a manner to permit timely implementation of these strategic alternatives. Other risks and uncertainties include the strength of the recovery of the U.S. economy, the Company’s financing plans, trends affecting the Company’s financial condition or results of operations, continued growth of the metal halide lighting market, the Company’s operating strategy and growth strategy, potential acquisitions or joint ventures by the Company, the declaration and payment of dividends, litigation affecting the Company, the timely development and market acceptance of new products, the possibility that any success at Deposition Sciences, Inc.(an ADLT subsidiary) will not be reflected in the value of the ADLT common stock, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed in the Company’s Form 10-K for the fiscal year ended June 30, 2000, in particular, see “Risk Factors.” For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

The following is management’s discussion and analysis of certain significant factors which have affected the results of operations and should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto.

General

The Company designs, manufactures and markets metal halide lighting products, including materials, systems and components. Metal halide lighting is currently used primarily in commercial and industrial applications such as factories and warehouses, outdoor site and landscape lighting, sports facilities and large retail spaces such as superstores. The Company also develops, manufactures and markets passive optical telecommunications devices, components and equipment based on the optical coating technologies of its wholly-owned subsidiary, Deposition Sciences, Inc. (“DSI”). Systems, components and materials revenue is recognized when products are shipped, and deposition equipment revenue is recognized under the percentage of completion method.

Consistent with the Company’s strategy for new product introductions, the Company invests substantial resources in research and development to engineer materials and system components to be included in customers’ specialized lighting systems. Over the last three fiscal years, the Company has spent an aggregate of $43,286 on research and development, representing 7.4% of aggregate net sales over that period. Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form® pulse start products. Uni-Form® pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity.

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

Prior to the formation of the telecommunications unit the development and coating of telecommunications products was performed by DSI’s R&D Engineering unit. With the formation of the telecommunications unit, two employees were transferred from the R&D Engineering unit to the telecommunications unit with additional engineering and sales personnel being hired for the unit. Also, DSI assigned thin film coating machines from other areas of the company as well as purchasing and constructing additional equipment to be used in the telecommunication business.

A portion of the in-process research and development which was acquired when the Company acquired DSI was for research and development projects directed at telecommunications applications (the “Fiber Optics Project”). These projects involved the development of processes for the application of optical coatings to products for telecommunications applications. At the time of the acquisition the future importance of these technologies and optical products to telecommunications infrastructure was not clear. (For more information, see “Update on In-Process Research and Development.”)

The Fiber Optics Project was directed at development of (i) optical coatings that reduce insertion losses in fiber optic communications systems, including wavelength division multiplexing (WDM) and dense wavelength division multiplexing (DWDM) systems; (ii) collimating micro-optics for use in WDM and DWDM systems; (iii) filter elements for use in WDM systems; (iv) secondary filter elements for use in DWDM systems; (v) narrow bandpass filter elements for use in the multiplex/demultiplex function of DWDM systems. WDM and DWDM are technologies that allow multiple wavelengths of light to be simultaneously transmitted through a single fiber optic cable. The first four projects have resulted in commercial products, and sales of these products reached $1,453 in fiscal 2000, an increase of 46% over the $993 recognized in fiscal 1999. Telecommunication product sales for the first nine months of fiscal 2001 approximated $2,013, up 115% from $936 in the first nine months of fiscal 2000. Backorders in the telecom product area grew to $4,600. The Company has demonstrated key DWDM filter manufacturing capabilities using its patented MicroDyn® technology. The Company believes that it will develop and market commercial narrow bandpass filter products that take advantage of the Company’s patented MicroDyn® sputtering technology.

While the Company does apply optical coatings to elements supplied by its customers, an increasing portion of its business is the supply of entire assemblies and components. The Company expects that this trend to forward integration will continue and accelerate. The Company has existing manufacturing capacity to support sales of up to $10,000 per year of existing products. Following additional capital investments, the Company anticipates achieving additional manufacturing capability and revenue for DWDM products using MicroDyn® technology. The Company believes that it can increase its production capacity for its telecommuncations products beyond existing levels with additional capital expenditures, on which this growing business depends.

DSI believes that the current demand exceeds supply for these thin film coating products for the telecommunications industry. The principal competitors for the Company’s products are certain large OEMs, such as JDS Uniphase Corporation, Corning Incorporated, Nortel Networks Corporation, and Lucent Technologies, Inc., which have significant internal capability to manufacture thin film filter products, and a variety of smaller companies which specialize in optical coatings, such as Precision Optics Corp., Inc., Barr Associates, Inc., Iridian Spectral Technologies, Ltd., Thin Film Technologies, Inc., and Evaporated Coatings, Inc. The Company also believes that the large OEMs also represent substantial opportunities for sales of its products.

The Company believes that the competitive environment for its products is based primarily on technical performance, delivery and service, rather than price. The Company believes that DSI’s fifteen-year history of high volume, efficient production of high quality optical components provides it with significant advantages in this regard. Furthermore, the Company believes that its core competencies in optical coating and coating equipment development and manufacture, its experienced workforce and its ability to develop telecommunications solutions, backed by the required measurement technology, will permit it to continue to compete successfully in this product area.

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

Fiber Development and Production Center

Construction has begun at the Company’s Solon headquarters of a fiber development and production center. The project is being managed by Fiberstars, Inc., ADLT’s partner in the development of energy efficient fiber optic lighting, funded in part from a grant from the Advanced Technology Program of the National Institute of Standards and Technology, a unit of the Department of Commerce.

Using patents and process technology initiated by Rohm & Haas Corp. and acquired by Fiberstars last year, work at the new fiber development and pilot production facility will focus on developing energy efficient metal halide based fiber optic lighting systems to serve the large retail store lighting market.

New Product Introduction

The Company has launched a 300 watt Uni-Form® Pulse Start Lighting Retrofit Kit in response to the growing demand for enery saving products. The Company’s Uni-Form® Pulse Start products were designed primarily for new installations where the Company expects to sell approximately $40-50 million. However, the opportunity now exists for a retrofit kit using this technology to replace much of the already installed, old metal halide systems, which will result in significant energy savings. The kit is being sold at a price that will allow a payback in less than one year for most installations. Southern California Edison has announced that they will rebate up to $40 for each kit to their customers. The Company believes that other utility companies may offer similar rebates to their customers as energy costs continue to rise.

Update on In-Process Research and Development

In connection with the January 1998 purchase of DSI, the Company allocated $18,220 of the $24,100 purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. DSI’s in-process research and development value was comprised of five primary research and development programs, which were in-process at the time of the acquisition.

The MicroDyn/Automation Project was intended to improve the coating process of optical thin-films to both rigid and flexible surfaces so that the process can be used in a wider array of applications. The Plastics (Acrylic) Coating Project was designed to produce a method for applying thin-film coatings to plastics or other similar materials that cannot withstand the heat generated during the standard coating process. The goal of the Deposition Material Development Project was to develop new thin-film materials that can be used in coatings and to improve existing coating materials. The Lighting-Focused Projects were intended to develop improvements to existing lighting technologies by using coatings to improve efficiency and increase the longevity of lamp life; including ultra-violet blockers, color enhancement/correction and lumen maintenance. The Fiber Optic Project was intended to improve telecommunications by providing optical thin-film coatings that are used in conjunction with optical fibers to increase the transmission capacity of the fiber. The two segments of the original Fiber Optic Project, directed at the development of filters to reduce insertion loss in fiber optic communication systems and filters for wavelength division multiplexing (WDM), have reached commercial feasibility. The third segment of the project, which is an expansion of the original project, related to the development of filters for dense wavelength division multiplexing (DWDM), has not achieved commercial feasibility as of March 31, 2001.

Currently, the focus of the Company's efforts is on the MicroDyn/Automation and Deposition Material Development Projects. The Lighting-Focused Projects were completed in fiscal 2001. The Company has made significant progress on all of these projects resulting in some commercial implementation. However, the Plastics (Acrylic) Coating Project was abandoned in light of DSI's focus on the telecommunications business. Annual Company expenditures related to these projects included $800 in fiscal 1998, $1,800 in fiscal 1999, $2,100 in fiscal 2000, and $1,800 expended through March 31, 2001.

Certain projects within the in-process research and development programs, if successful, will not be fully complete for some time after attaining technical feasibility. Additionally, even if successfully completed, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. However, there is substantial risk associated with the completion of the above active projects and there is no steadfast assurance that each will meet with either technological or commercial success. The delay or outright failure of the DSI programs may materially impact the Company's financial condition.

The original Fiber Optics Project related to telecommunications was substantially completed as of September 30, 2000. However, because of the growth of the telecommunications market and the rate of advancement in telecommunication products, the Company has focused its efforts to the production process (MicroDyn/Automation Project) and the development of additional telecommunications products and the expenditures related thereto will be greater than described above. See also "Telecommunications Business Unit."

Results of Operations — Selected Items as a Percentage of Net Sales

      The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2000	2001	2000

Net sales	100%	100%	100%	100%

Costs and expenses:

Cost of sales	59.4	58.7	59.9	60.8

Marketing and selling	20.5	18.8	19.5	18.2

Research and development	5.9	6.7	6.0	6.2

General and administrative	6.8	6.7	6.6	6.9

Special charge	—	(0.4)	—	(0.1)

Amortization of intangible assets	1.3	1.3	1.3	1.2

Income from operations	6.1	8.2	6.7	6.8

Other income (expense):

Interest expense	(6.5)	(6.5)	(6.6)	(6.3)

Interest income	0.5	0.4	0.4	0.4

Income (loss) from equity investments	(0.2)	0.2	0.0	0.1

Income before income taxes and minority interest	(0.1)	2.3	0.5	1.0

Income taxes	0.0	0.4	0.1	0.3

Income before minority interest	(0.1)	1.9	0.4	0.7

Minority interest in income of consolidated subsidiary	0.0	0.0	0.0	0.0

Net income	(0.1%)	1.9%	0.4%	0.7%

Factors which have affected the results of operations for the third quarter and first nine months of fiscal 2001 as compared to the third quarter and first nine months of fiscal 2000 are discussed below.

Quarter Ended March 31, 2001 Compared with Quarter Ended March 31, 2000

Net sales. Net sales decreased 3.4% to $53,073 in the third quarter of fiscal 2001 from $54,945 in the third quarter of fiscal 2000. Sales of Uni-Form® pulse start lamps increased 21% to $3,988 from $3,289 and total pulse start product sales increased 26% to $10,468 from $8,308 in the same quarter a year ago. Sales of APL materials, a key indicator of industry trends, increased 9% over the same quarter a year ago. Geographically, these sales of materials increased 16% in the U.S. and 5% outside the U.S. Non-metal halide lighting sales declined 16% due to the elimination of certain non-metal halide products. Changes in the foreign currency exchange rates from a year ago also negatively impacted sales in Europe and Australia. Due to the strong dollar, the reported sales for these operations were reduced by approximately $1,096 from what these sales would have been at the year earlier exchange rates.

DSI’s telecommunication product sales for the third quarter of fiscal 2001 were $805, up 127% from $354 in the third quarter of fiscal 2000. However, sales of DSI’s non-telecom products were down 13% due to the Company’s transitioning of its emphasis to the telecommunications market. During the quarter, DSI introduced a new family of forward integrated components and has received new orders for its DWDM filters and for IsoFiber™ and IsoSphere™ products. Backorders in the telecom product area grew to $4,600 as of March 31, 2001.

Lighting sales inside the U.S. remained flat for the third quarter of fiscal 2001 as compared to the same period a year ago. While sales of metal halide system components, lamps and power supplies, were up 6%, this increase was offset by the managed decline of non-metal halide product sales and a 5% decline in sales of metal halide fixture products. Lighting sales outside the U.S. decreased 10%, which the Company primarily attributes to foreign currency exchange and managed decline of non-metal halide product sales noted above.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

The Company expects fourth quarter sales will be in the $55,000 range, which would be a slight increase over the fourth quarter of fiscal 2000. The Company expects earnings per share for the fourth quarter to range between a loss per share of four cents and a gain of two cents per share. The Company also believes that fiscal 2002 sales will be in the range of $245,000 to $255,000, with diluted earnings per share of between $.15 and $.25.

Cost of Sales. Cost of sales decreased 2.3% to $31,533 in the third quarter of fiscal 2001 from $32,270 in the third quarter of fiscal 2000. The decrease was primarily attributable to decreased unit volume. As a percentage of net sales, cost of sales increased to 59.4% in the third quarter of fiscal 2001 from 58.7% in the third quarter of fiscal 2000.

Marketing and Selling Expenses. Marketing and selling expenses increased 5.2% to $10,907 in the third quarter of fiscal 2001 from $10,367 in the third quarter of fiscal 2000. Marketing and selling expenses, as a percentage of net sales, increased to 20.5% in the third quarter of fiscal 2001 as compared to 18.8% in the third quarter of fiscal 2000. The increase in marketing and selling expenses were related to more aggressive marketing efforts in fixtures and telecommunication products.

Research and Development Expenses. Research and development expenses declined 15.5% in the third quarter of fiscal 2001 to $3,098 from $3,665 in the third quarter of fiscal 2000. Research and development expenses are incurred related to: (i) expansion and improvement of the line of Uni-Form® pulse start lamps and fixtures (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps and fixtures in industrial and commercial applications; (ii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; (iii) development of new materials for the world’s major lighting manufacturers; and, (iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses decreased to 5.9% in the third quarter of fiscal 2001 from 6.7% in the third quarter of fiscal 2000.

General and Administrative Expenses. General and administrative expenses decreased 1.7% to $3,606 in the third quarter of fiscal 2001 from $3,669 in the third quarter of fiscal 2000. The decrease reflects the Company’s continued efforts to control corporate general and administrative costs. As a percentage of net sales, general and administrative expenses increased to 6.8% in the third quarter of fiscal 2001 from 6.7% in the third quarter of fiscal 2000.

Amortization of Intangible Assets. Amortization expense increased slightly to $709 in the third quarter of fiscal 2001 from $706 in the third quarter of fiscal 2000. Amortization expense relates primarily to the amortization of goodwill and other intangible assets related to the January 1998 acquisitions of Ruud Lighting, Inc. and Deposition Sciences, Inc.

Income from Operations. As a result of the items noted above, income from operations in the third quarter of fiscal 2001 decreased to $3,220 from $4,502 in the third quarter of fiscal 2000. As a percentage of net sales, income from operations decreased to 6.1% in the third quarter of fiscal 2001 from 8.2% in the third quarter of fiscal 2000.

Interest Expense. Interest expense decreased to $3,436 in the third quarter of fiscal 2001 from $3,580 in the third quarter of fiscal 2000. Both the average debt outstanding and the weighted average interest rates remained relatively comparable during the quarters.

Interest Income. Interest income increased slightly to $262 in the third quarter of fiscal 2001 from $242 in the third quarter of fiscal 2000.

Income (Loss) from Equity Investments. The income (loss) from equity investments in the third quarter of fiscal 2001 of $(81) and fiscal 2000 of $104 represent the earnings (loss) from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products.

Income (Loss) before Income Taxes and Minority Interest. The company had a loss before income taxes and minority interest of $35 in the third quarter of fiscal 2001 as compared to income before income taxes and minority interest of $1,268 in the third quarter of fiscal 2000.

Income Taxes. Income tax expense was $9 for the third quarter of fiscal 2001 as compared to income tax expense of $210 in the third quarter of fiscal 2000. The income tax expense in the third quarters of fiscal 2001 and 2000 related primarily to certain of the Company’s foreign operations.

At June 30, 2000, the Company had net operating loss carryforwards of $82,484 available to reduce future United States federal taxable income, which expire in varying amounts from 2008 to 2020.

The Company also has research and development credit carryforwards for tax purposes of approximately $3,818, which expire in varying amounts from 2008 to 2015. Additionally, in conjunction with the Alternative Minimum Tax (“AMT”) rules, the Company had available AMT credit carryforwards for tax purposes of approximately $112, which may be used indefinitely to reduce regular federal income taxes.

Also at June 30, 2000, the Company had foreign net operating loss carryforwards for tax purposes totaling $3,693 that expire in varying amounts from 2001 to 2006 and $9,303 that have no expiration dates.

Nine Months Ended March 31, 2001 Compared with Nine Months Ended March 31, 2000

Net sales. Net sales decreased 5.3% to $161,911 in the first nine months of fiscal 2001 from $171,010 in the first nine months of fiscal 2000. Sales of Uni-Form® pulse start lamps increased 59% to $11,671 from $7,352 and total pulse start product sales increased 40% to $33,262 from $23,704 in the first nine months a year ago. Sales of APL materials, a key indicator of industry trends, increased 3% over the year-ago period. Geographically, these sales of materials decreased 7% in the U.S. and increased 12% outside the U.S. One reason for the decline in the U.S. may have been due to increased customer orders in fiscal 2000 as customers prepared for year 2000 concerns. Non-metal halide lighting sales declined 10% due to the elimination of certain non-metal halide products. Changes in the foreign currency exchange rates from a year ago also negatively impacted sales in Europe and Australia. Due to the strong dollar, the reported sales for these operations were reduced by approximately $3,100 from what these sales would have been at the year earlier exchange rates.

DSI’s telecommunication product sales for the first nine months of fiscal 2001 were $2,013, up 115% from $936 in the first nine months of fiscal 2000. However, sales of DSI’s non-telecom products were down 48% due to the Company’s transitioning of its emphasis to the telecommunications market.

Lighting sales inside the U.S. remained flat for the first nine months of fiscal 2001 as compared to the same period a year ago. While sales of metal halide system components, lamps and power supplies, were up 7%, this increase was offset by the managed decline of non-metal halide product sales and a 3% decline in sales of metal halide fixture products. Lighting sales outside the U.S. decreased 10%, which the Company primarily attributes to foreign currency exchange and managed decline of non-metal halide product sales noted above.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales decreased 6.6% to $97,085 in the first nine months of fiscal 2001 from $103,966 in the first nine months of fiscal 2000. The decrease was primarily attributable to decreased unit volume. As a percentage of net sales, cost of sales decreased to 59.9% in the first nine months of fiscal 2001 from 60.8% in the first nine months of fiscal 2000.

Marketing and Selling Expenses. Marketing and selling expenses increased 1.5% to $31,611 in the first nine months of fiscal 2001 from $31,159 in the first nine months of fiscal 2000. Marketing and selling expenses, as a percentage of net sales, increased to 19.5% in the first nine months of fiscal 2001 as compared to 18.2% in the first nine months of fiscal 2000. The increase in marketing and selling expenses were related to more aggressive marketing efforts for fixtures and telecommunication products.

Research and Development Expenses. Research and development expenses declined 9.0% to $9,681 from $10,643 in the third quarter of fiscal 2001. Research and development expenses are incurred related to: (i) expansion and improvement of the line of Uni-Form® pulse start lamps and fixtures (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps and fixtures in industrial and commercial applications; (ii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; (iii) development of new materials for the world’s major lighting manufacturers; and, (iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses decreased to 6.0% in the first nine months of fiscal 2001 as compared to 6.2% for the first nine months of fiscal 2000.

General and Administrative Expenses. General and administrative expenses decreased 10.0% to $10,614 in the first nine months of fiscal 2001 from $11,790 in the first nine months of fiscal 2000. The decrease reflects the Company’s continued efforts to control corporate general and administrative costs, particularly a reduction in legal services of $773. Also, in fiscal 2001, expenses were reduced by the elimination of a $500 litigation-related accrual that, based on review with legal counsel, is no longer required. As a percentage of net sales, general and administrative expenses declined to 6.6% in the first nine months of fiscal 2001 from 6.9% in the first nine months of fiscal 2000. In future quarters, the Company expects that general and administrative expenses will approximate 7% of sales.

Amortization of Intangible Assets. Amortization expense increased slightly to $2,118 in the first nine months of fiscal 2001 from $2,053 in the first nine months of fiscal 2000. Amortization expense relates primarily to the amortization of goodwill and other intangible assets related to the January 1998 acquisitions of Ruud Lighting, Inc. and Deposition Sciences, Inc.

Income from Operations. As a result of the items noted above, income from operations in the first nine months of fiscal 2001 decreased to $10,802 from $11,633 in the first nine months of fiscal 2000. As a percentage of net sales, income from operations decreased to 6.7% in the first nine months of fiscal 2001 from 6.8% in the first nine months of fiscal 2000.

Interest Expense. Interest expense decreased slightly to $10,663 in the first nine months of fiscal 2001 from $10,693 in the first nine months of fiscal 2000. Both the average debt outstanding and the weighted average interest rates remained relatively comparable during the periods.

Interest Income. Interest income increased slightly to $749 in the first nine months of fiscal 2001 from $676 in the first nine months of fiscal 2000.

Income (Loss) from Equity Investments. The income (loss) from equity investments in the first nine months of fiscal 2001 of $(63) and fiscal 2000 of $189 represent the earnings from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products.

Income before Income Taxes and Minority Interest. Income before income taxes and minority interest decreased to $825 in the first nine months of fiscal 2001 from $1,805 in the first nine months of fiscal 2000.

Income Taxes. Income tax expense was $106 for the first nine months of fiscal 2001 as compared to income tax expense of $549 for the first nine months of fiscal 2000. The income tax expense is related primarily to certain of the Company’s foreign operations.

At June 30, 2000, the Company had net operating loss carryforwards of $82,484 available to reduce future United States federal taxable income, which expire in varying amounts from 2008 to 2020.

The Company also has research and development credit carryforwards for tax purposes of approximately $3,818, which expire in varying amounts from 2008 to 2015. Additionally, in conjunction with the Alternative Minimum Tax (“AMT”) rules, the Company had available AMT credit carryforwards for tax purposes of approximately $112, which may be used indefinitely to reduce regular federal income taxes.

Also at June 30, 2000, the Company had foreign net operating loss carryforwards for tax purposes totaling $3,693 that expire in varying amounts from 2001 to 2006 and $9,303 that have no expiration dates.

Liquidity and Capital Resources

The Company’s principal financial requirements are for market development activities, research and development efforts, acquisitions and strategic investments, and working capital. These requirements have been, and the Company expects they will continue to be, financed through a combination of cash flow from operations, borrowings under credit facilities and the sale of stock and debt under two shelf registration statements for $300,000 and $100,000.

Cash decreased $221 during the first nine months of fiscal 2001. Cash provided by operating activities totaled $400 and cash provided by financing activities totaled $17,209. Cash used in investing activities totaled $17,830.

Net cash provided by (used in) operating activities. Net cash provided by operating activities totaled $400 during the first nine months of fiscal 2001 as compared to a cash usage of $12,658 in the first nine months of fiscal 2000. Net income plus depreciation and amortization provided $9,226, while the decrease in accounts payable and accrued expenses of $7,670 was the primary usage of cash. This decrease was primarily a result of a plan to bring payables to suppliers more current and a result of the semi-annual interest payment related to the Company’s Senior Notes. The Company intends to manage its cash resources to generate positive cash flow from operating activities for the full fiscal year 2001 and beyond.

Net cash used in investment activities. During the first nine months of fiscal 2001, investing activities used $17,830 of which $17,474 represented capital expenditures. Capital expenditures in fiscal 2001 related primarily to additional machinery and equipment to improve production processes, which should result in increased productivity and capacity in the production of telecommunications and lighting products.

The Company will continue to limit its capital expenditures for the next twelve months, except for its telecommunications business. Under its $300,000 shelf registration, in September 2000, the Company sold 1,700,000 shares of common stock for $15.00 per share to fund the future expansion of its telecommunications business. The net proceeds from the stock offering of $22,900 were used to repay indebtedness outstanding under the Bank Credit Facility. The Company expects that it will use $22,900 of borrowings (including borrowings already made since the stock offering) under the Bank Credit Facility for expenditures on capital improvements, including optical coating production equipment, filter testing and measuring testing and measuring equipment and production facilities, and on research and development, in the telecommunications business.

As a result of the Company’s fiscal 1999 decision to terminate joint venture equipment contracts, approximately $6,500 of new production equipment was made available for installation at the Company’s lamp manufacturing facilities. The Company has transferred approximately $2,000 of this equipment to its manufacturing facility in Chennai (Madras) India, and has placed $1,700 of equipment into service in its Solon, Ohio lamp manufacturing facility, leaving approximately $2,800 of equipment available for future manufacturing requirements. The Company estimates its maintenance level for capital expenditures in the lighting business will approximate $6,000 to $8,000 over the next twelve months. Future capital expenditures (excluding the telecommunications business) beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.

Net cash provided by financing activities. During the first nine months of fiscal 2001, net financing activities provided cash of $17,209 which included $22,900 of net proceeds from an offering of 1,700,000 shares of the Company’s common stock and net repayments of debt of $3,668.

On March 13, 1998, the Company sold $100,000 of 8% Senior Notes due March 15, 2008, resulting in net proceeds of $96,150. Approximately $76,300 of the net proceeds of the Senior Notes were used to repay amounts outstanding under the Company’s former bank credit facility, thereby lengthening the average term of the Company’s debt, most of which had been incurred to finance the acquisitions of Ruud Lighting, Inc. and Deposition Sciences, Inc. From September 1998 until August 2000, interest on these notes was calculated at 8.5%. During August 2000, the Company completed a registered exchange offer to existing noteholders, which resulted in reducing the interest rate on the Senior Notes to 8.0% from 8.5%.

Pursuant to an agreement dated October 8, 1998, as amended, between the Company and its Chairman and Chief Executive Officer (the “CEO”), the Company, following approval by the Company’s Board of Directors, has loaned a total of $11,685 to its CEO at an interest rate of 8%, including $785 in the quarter ended March 31, 2001. The proceeds of the loan have been used by the Company’s CEO to reduce the principal balance outstanding of margin loan accounts, which are secured by 2,053,070 shares of the Company’s Common Stock owned by the CEO and a related entity. In connection with the loan, the Company’s Board of Directors obtained the CEO’s agreement to an extension of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company’s Common Stock in any manner except pursuant to the existing agreements governing the CEO’s margin accounts, without the consent of the Company’s Board of Directors.

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. The term of the loan has been extended by the Board to October 6, 2001. Prior to maturity, the CEO has agreed to repay $1,400 of the loan amount should the average closing price for the shares reach $11.00 per share for twenty trading days and the price of ADLT’s Common Stock remains at or above $11.00 per share at the end of such period. The Board reserved the right to require earlier repayment if ADLT requires the payment to prevent an unacceptable strain on cash resources.

Ability to advance future operations. The Company has begun to implement, and will continue to implement, changes in its operational activities intended to reduce the use of its cash resources to a level at or below the cash flow generated by its operations. The Company’s working capital (current assets less current liabilities) at March 31, 2001 was $49,702 resulting in a working capital ratio of current assets to current liabilities of 2.3 to 1.0, as compared to $39,949 or 1.9 to 1.0 at June 30, 2000. As of March 31, 2001, the Company had $3,669 in cash and cash equivalents.

The interest-bearing obligations of the Company totaled $161,428 as of March 31, 2001, and consisted of: $37,987 of borrowings under the Bank Credit Facility; $100,000 of 8% Senior Notes; mortgages of $15,509; promissory notes of $2,446; obligations of foreign subsidiaries of $5,137; and, capital leases of $349.

The Company maintains a Bank Credit Facility with a $40,000 revolving credit loan and $20,000 term loan provided by several financial institutions. The revolving credit loan has a three-year term expiring in May 2002. Interest rates on revolving credit loans outstanding are based, at the Company’s option, on LIBOR plus 2.25% or the agent bank’s prime rate. Availability of borrowings is determined by the Company’s eligible accounts receivable and inventories. The term loan has a five-year term expiring in May 2004. The Company pays monthly principal payments that total $3,576 annually, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company’s option, on LIBOR plus 2.75% or the agent bank’s prime rate.

The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes a financial covenant with respect to the coverage of certain fixed charges. The principal security for the revolving credit loan is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment and is cross-collateralized and secured with the revolving credit loan.

As discussed above, the Company is in discussions with several investment banking firms to assist in identifying and implementing the best strategic alternative for the telecommunications business unit.

On August 31, 2000, the Company completed a public offering of 1,700,000 shares of its common stock at a price of $15.00 per share under a $300,000 shelf registration filed with the Securities and Exchange Commission that became effective in July 2000.

The public offering reduced the amount available for the issuance of various debt and equity securities under the shelf registration statement to approximately $274,500. The Company used the net proceeds from the public offering of approximately $22,900 to repay revolving credit loan borrowings. The Company expects to borrow a similar amount (including amounts already borrowed since the offering) under its revolving credit loan facility to fund capital improvements, including optical coating production equipment, filter testing and measurement equipment and production facilities, and on research and development in its telecommunications business unit at Deposition Sciences, Inc.

In addition to the $300,000 shelf registration discussed above, in July 2000 a $100,000 shelf registration became effective under which the Company may from time-to-time issue various debt and equity securities to acquire assets, businesses or securities. The Company has no outstanding securities issued under this registration statement.

The Company believes that the available cash, anticipated cash flow from operations, along with the availability under its existing Bank Credit Facility, will enable the Company to fund its operations for at least the next 12 months. Additionally, the Company is working to amend and increase its existing Bank Credit Facility. Beyond the next year, the Company believes a return to profitability and positive cash flow from operations, the growth in the popularity and applications for metal halide products and systems, and opportunities in the telecommunications business should enable the Company to access additional capital resources, as needed.

Impact of Recently Issued Accounting Standards

The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” as of July 1, 2000. FAS 133 requires that all derivatives, such as interest rate exchange agreements (swaps), be recognized on the balance sheet at fair value. The Company had no derivatives as at July 1, 2000, and therefore, no resulting transition adjustments.

The Company also adopted Emerging Issues Task Force (“EITF”) Issue 00-27, “Application of EITF 98-5, “Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to Certain Convertible Instruments” in the quarter ended December 31, 2000. EITF Issue 00-27 requires that a convertible instrument’s beneficial conversion feature be measured using an effective conversion price. As a result, the value assigned to the redeemable preferred stock was adjusted by $5,329 for the discount related to the beneficial conversion option. This additional discount was immediately accreted to paid-in capital in a manner similar to a cumulative effect of an accounting change since the redeemable preferred stock was convertible at the time of issuance. The impact of this change is noted in the Condensed Statement of Consolidated Shareholders’ Equity and in Note I “Earnings Per Share.”

Foreign Currency

Approximately 27% of the Company’s net sales in fiscal 2000 were denominated in currencies other than U.S. dollars, principally Pounds Sterling, Australian dollars and Canadian dollars. A weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company. The Company currently does not hedge its foreign currency exposure.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended March 31, 2001, there have been no material changes in the reported market risks presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2000.

Part II. Other Information

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

Item 5. Other Information

On March 15, 2001, ADLT announced the launch of a new family of forward-integrated components at the 2001 Optical Fiber Communication Conference. ADLT’s press release, dated March 15, 2001, relating to the launch of these products is attached hereto as Exhibit 99.1.

On March 29, 2001, ADLT announced new orders for DWDM filters, IsoFiber™ and IsoSphere™ products. ADLT’s press release, dated March 29, 2001, relating to these orders is attached hereto as Exhibit 99.2.

On March 30, 2001, ADLT announced the receipt of an order for its patented MicroDyn® Optical Coating equipment from Osram, a subsidiary of Siemens. ADLT’s press release, dated March 30, 2001, relating to the order is attached hereto as Exhibit 99.3.

On April 3, 2001, ADLT announced the launch of its 300-watt Uni-Form® Pulse Start Lighting Retrofit Kit. ADLT’s press release, dated April 3, 2001, relating to the launch is attached hereto as Exhibit 99.4.

On April 6, 2001, ADLT announced that Southern California Edison had responded to the launch of the 300-watt Uni-Form® Pulse Start Lighting Retrofit Kit by offering rebates to customers for the purchase of the energy-saving kit. ADLT’s press release, dated April 6, 2001, relating to this announcement is attached hereto as Exhibit 99.5.

On April 11, 2001, ADLT announced the construction at its Solon headquarters of a fiber development and production center managed by Fiberstars, Inc., ADLT’s partner in the development of energy efficient fiber optic lighting. ADLT’s press release, dated April 11, 2001, relating to this announcement is attached hereto as Exhibit 99.6.

On May 7, 2001, ADLT announced its results of operations for the third quarter and first nine months of fiscal 2001 ended March 31, 2001. ADLT’s press release, dated May 7, 2001, relating to the results of its operations is attached hereto as Exhibit 99.7.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Sequential
Page Number/
Exhibit		Incorporated
Number	Title	by Reference

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(1)

3.2	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(2)

3.3	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(3)

3.4	Code of Regulations	(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

10.1	Second Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of March 15, 2001

10.2	Seventh Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of March 27, 2001, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999

10.3	Deposition Sciences, Inc. 2001 Equity Incentive Plan

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

99.1	Press Release of Advanced Lighting Technologies, Inc. dated March 15, 2001

99.2	Press Release of Advanced Lighting Technologies, Inc. dated March 29, 2001

99.3	Press Release of Advanced Lighting Technologies, Inc. dated March 30, 2001

(a) Exhibits (continued)

Page Number/
Exhibit		Incorporated
Number	Title	by Reference

99.4	Press Release of Advanced Lighting Technologies, Inc. dated April 3, 2001

99.5	Press Release of Advanced Lighting Technologies, Inc. dated April 6, 2001

99.6	Press Release of Advanced Lighting Technologies, Inc. dated April 11, 2001

99.7	Press Release of Advanced Lighting Technologies, Inc. dated May 7, 2001

(1)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(3)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(b)	Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: May 15, 2001	By: /s/ Wayne R. Hellman

Wayne R. Hellman
Chief Executive Officer

Date: May 15, 2001	By: /s/ Steven C. Potts

Steven C. Potts
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Title	Page No.

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(1)

3.2	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(2)

3.3	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(3)

3.4	Code of Regulations	(4)

4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

10.1	Second Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of March 15, 2001

10.2	Seventh Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of March 27, 2001, and amending the Credit Agreement by and among the same parties dated as of May 21, 1999

10.3	Deposition Sciences, Inc. 2001 Equity Incentive Plan

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

99.1	Press Release of Advanced Lighting Technologies, Inc. dated March 15, 2001

99.2	Press Release of Advanced Lighting Technologies, Inc. dated March 29, 2001

99.3	Press Release of Advanced Lighting Technologies, Inc. dated March 30, 2001

EXHIBIT INDEX (Continued)

Page Number/
Exhibit		Incorporated
Number	Title	by Reference

99.4	Press Release of Advanced Lighting Technologies, Inc. dated April 3, 2001

99.5	Press Release of Advanced Lighting Technologies, Inc. dated April 6, 2001

99.6	Press Release of Advanced Lighting Technologies, Inc. dated April 11, 2001

99.7	Press Release of Advanced Lighting Technologies, Inc. dated May 7, 2001

(1)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(3)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.