Form 10-K405
period 2001-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2001-09-28
CIK 1002125

TABLE OF CONTENTS

FORM 10-K
RISK FACTORS
PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
PART III
Item 10. Directors and Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-10.15 Eighth Amendment Agreement
EX-10.16 Lease Agreement
EX-10.17 Agreement
EX-10.18 Second Amendment to Lease
EX-10.19 Option Agrmt to Purchase Real Property
EX-10.20 Agreement
EX-10.24 2nd Amend/Contingent Warrant Agreement
EX-12 Ratio of Earnings to Fixed Charges
EX-21 Subsidiaries of the Registrant
EX-23 Consent of Independent Auditors
EX-24 Power of Attorney

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    June 30, 2001

or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number 0-27202

ADVANCED LIGHTING TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1803229

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32000 Aurora Road, Solon, Ohio	(44139)

(Address of principal executive offices)	(Zip Code)

440 / 519-0500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

Indicate by check (✓) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       ✓     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 31, 2001 was $51,477,506.

There were 23,314,078 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of August 31, 2001.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for use at the 2001 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

INDEX

Advanced Lighting Technologies, Inc.

Page

Cautionary Statement Regarding Forward Looking Statements	2

Risk Factors	2

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of Advanced Lighting Technologies, Inc. and its subsidiaries (the “Company” or “ADLT”), its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) continued growth of the metal halide lighting market; (iv) the Company’s operating strategy and growth strategy; (v) potential acquisitions or joint ventures by the Company; (vi) the declaration and payment of dividends; (vii) litigation affecting the Company; (viii) the timely development and market acceptance of new products; (ix) the possibility that any success at Deposition Sciences, Inc. (an ADLT subsidiary) will not be reflected in the value of the ADLT common stock; (x) the ability to provide adequate incentives to retain and attract key employees; and (xi) the impact of competitive products and pricing. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The accompanying information contained in this Report, including without limitation the information set forth under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” identifies important factors that could cause such differences.

RISK FACTORS

You should consider carefully the following factors, as well as the other information that we include or incorporate by reference in this report, in evaluating an investment in our securities. To make the discussion of these factors easier to read, when we discuss the Company we refer to it as “we.”

If Metal Halide Lighting Does Not Gain Wider Market Acceptance, Our Business and Financial Performance May Suffer

We derive a substantial portion of our net sales and income from selling metal halide materials, systems and components, and production equipment. Revenues from metal halide products represented approximately 75% of net sales in fiscal 2001 and 72% of net sales in fiscal 2000. Our current operations and growth strategy are focused on the metal halide lighting and telecommunications industries. Metal halide is the newest of all commercial lighting technologies. Metal halide lamp sales represented approximately 10% of domestic lamp sales in calendar year 2000 compared to fluorescent and incandescent lamps which represented approximately 85% of the same market. We attribute our success to the increased acceptance of metal halide lighting in commercial and industrial uses. Our future results are dependent upon continued growth of metal halide lighting for these and other uses. However, metal halide lamps are not compatible with the substantial installed base of incandescent and fluorescent lighting fixtures, and the installation of a metal halide lighting system typically involves higher initial costs than incandescent and fluorescent lighting systems. Metal halide products may not continue to gain market share within the overall lighting market or competitors may introduce better lighting technologies, displacing metal halide lighting in the market. As a growth company, either of these occurrences could have a material adverse effect on our business and our results of operations and the value of our securities.

General Electric Company’s Relationship with Us Could Limit Our Ability to Grow

On October 6, 1999, GE made an investment of $20.6 million for 761,250 shares of our convertible preferred stock and a warrant which GE has exercised to acquire 998,703 shares of our common stock. Pursuant to the terms of the GE investment agreement, GE has the right, by converting its preferred shares, to acquire approximately 3,000,000 of our common shares. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock represent approximately 17% of the voting power and equity ownership of the Company at August 31, 2001. GE may get additional rights in the future if we are unable to maintain a 2 to 1 ratio of earnings before interest, taxes, depreciation and amortization to interest charges for a six-month measurement period. Measurement periods are the six months ending on the last day of each fiscal quarter until September 30, 2010. We did not maintain this ratio for the six months ended December 31, 1999, September 30, 2000 or June 30, 2001, but we did for the six-month periods ended March 31, 2001, December 31, 2000, June 30, 2000, and March 31, 2000 . Due to amendments to our agreements with GE, GE waived its rights to obtain shares as a result of our failure to maintain these ratios in the past. GE recently agreed to such a waiver regarding our failure to maintain the ratio for the six months ended June 30, 2001. If we fail to maintain the ratio in future measurement periods and we do not maintain the ratio in the three calendar quarters immediately prior to the failure, GE would obtain the right to purchase and vote additional shares of our stock and acquire voting control of our company.

On the first future failure, if it happens, GE would obtain rights to purchase and/or vote a number of shares determined by a formula at the time of the failure. The number of shares owned or available to GE at that time would be greater than 35% but less than a majority of our stock. At the time of the second future failure, if it happens, GE would own or have the right to purchase and/or vote the number of shares, which would be a majority of our stock. The existence of a large block of shares which could effectively control our shareholder votes, or which could be sold in public or private sales, may limit our ability to obtain financing in the future from other sources, including public offerings or private sale of our common stock.

We intend to devote substantial resources to developing the telecommunications business of our subsidiary, Deposition Sciences, Inc. (DSI). This will adversely affect our ability to meet the GE ratio unless we maintain positive earnings before interest, taxes, depreciation and amortization at DSI. As a result, the investment in telecommunications may negatively affect our ability to maintain the required ratio under our agreement with GE. If we fail to maintain the required ratio, in the circumstances described in the preceding paragraph, GE would obtain the additional rights to purchase and/or vote our common shares as described above.

If GE or Another Investor Can Vote More Than 35% of Our Stock, We May Have to Repay Loans

If GE, or any investor or group of investors, other than Mr. Hellman or his family, own or get the right to vote and/or acquire, a total of more than 35% of our stock, our credit facility banks will have the right to demand payment under our revolving and term loans, and we will have to offer to repurchase our 8% Notes at a purchase price of 101% of the face amount, together with unpaid interest. These provisions may make it more difficult for someone to take us over. We can’t be sure that we will have adequate resources to meet our obligations relating to these loans and our 8% Notes if an investor gains a 35% voting interest. Even if we can meet these obligations, if we have to repay the credit facility banks and repurchase our 8% Notes, it could hurt our ability to finance operations and future growth.

General Electric Company’s Rights Could Strain Our Financial Resources

In October 2004, GE has a one-time right to make us redeem their preferred stock, although we have up to one year to arrange financing. GE also has the right to make us redeem their preferred stock if GE does not get the necessary governmental approvals of their rights to acquire more of our shares in the future, if we issue additional common shares, if any of our subsidiaries issue additional common shares or if we borrow more than a total of $210 million. The existence of these limits may reduce our ability to obtain financing in the future. If we have to redeem the preferred stock, our financial resources will be reduced, and could cause us to default under the indenture governing our 8% Senior Notes Due 2008. We are required to redeem shares of this preferred stock, which have not been converted to common stock by October 2010. Although GE cannot make us redeem their preferred stock if a default results, the failure to redeem GE’s preferred stock after GE makes a request for redemption could adversely affect our relationship with GE.

Our Proposed Sale of Our Fixtures Businesses May Not Be Completed or May Not Be Completed as Promptly as We Expect, Reducing the Benefits of the Transaction to Us

As we announced on September 21, 2001, we have signed a letter of intent to sell our fixture subsidiaries, Ruud Lighting, Kramer Lighting and Ruud Lighting Europe, to an investor group led by Alan J. Ruud. As we announced, the transaction is expected to reduce our debt by approximately $41 million and to increase operating margins (the percentage of operating profit for each sales dollar). The transaction is subject to certain conditions, including approval by our board of directors, approval by our lending banks and completion of financing arrangements by the purchasers. We cannot be certain that we will get these approvals or that we can get them promptly. If the transaction is not completed or if it is delayed, the benefits of the transaction will not be realized or will be delayed. The failure to realize the benefits of the Ruud transaction promptly could have an adverse effect on the operations and profitability of our business.

Our Proposed Sale of Our Fixtures Businesses Will Reduce Our Total Assets and Total Revenues and Our Reduced Size May Make It More Difficult To Get Financing

We have signed a letter of intent to sell our fixture subsidiaries because our management believes that by reducing our debt and improving our operating margins, our stock will be a more attractive investment. However, our total assets and total revenues would be reduced, and as a smaller company, we may have difficulty attracting investors, even with improved operating results.

General Electric Company’s Relationship with Us Could Harm Our Relationship with Other Lighting Companies

Some of our significant suppliers and customers are also lighting companies. We have not experienced any adverse impact from these other companies since the March 1999 public announcement of the agreement in principle regarding GE’s investment. However, we do not yet know if this increased investment will have an adverse affect on our relationship with other major companies in the lighting business.

We Will Require Substantial Expenditures to Exploit Our Technology for Telecommunications Products

DSI has technology that can be used in telecommunications applications. However, the effort to exploit this technology for production of additional telecommunications products and the expansion of production capabilities for current products, will require us to make substantial expenditures for facilities and machinery and research and development (although approximately $17 million of our initial phase of $23 million in expenditures has been completed). We are devoting substantial resources for new facilities and equipment to the production of thin film coatings, assemblies and components used in telecommunications. We may be required to seek additional equity or debt financing to compete effectively in these markets. We cannot precisely determine the timing and amount of funding requirements and each will depend on several factors, including our acquisitions and the demand for our products and products under development. Such additional financing may not be available when needed, or, if available, may not be on terms satisfactory to us.

Our Degree of Indebtedness Could Limit Our Ability to Grow and React to Changes in Market Conditions

At June 30, 2001, we had approximately $164.0 million of total indebtedness outstanding and $117.8 million of preferred and common shareholders’ equity. At June 30, 2001, we also had $18.1 million available (subject to borrowing base compliance and other limitations) to be drawn under our bank credit facility.

The indentures under which we have issued and may issue our debt securities permit us and our subsidiaries to incur substantial amounts of additional indebtedness in the future. The degree to which we are leveraged could have important consequences to holders of our securities, including the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited, and

•	our flexibility in planning for or reacting to changes in market conditions may be limited, causing us to be more vulnerable in the event of a downturn in our business.

Operating Without Additional Cash Resources Could Limit Our Operations and Growth

Subsequent to our year ended June 30, 2001, we instituted cost reduction measures intended to allow our operations to produce more cash revenues than we spend on operations. We have spent more money on our operations than the revenues our operations have generated in four of our last five fiscal years, and have spent more money on operations and investing in our business than our operations have generated in each of our last six fiscal years. While we believe we will generate more cash in our operations than we are spending on operations, we can’t assure investors that the cost-saving measures will generate positive cash flow from our operations in the future. In addition, we are not currently generating sufficient cash in our business to make the investments in our future growth that we would like. Our ability to borrow additional money under our $65 million bank credit facility is limited. In order to have enough cash for future operations and growth, we must generate greater net cash flow and/or demonstrate our ability to achieve acceptable financial results in order to increase our access to additional cash resources from lenders and investors.

Allocation of ADLT Resources to DSI May Not be in the Best Interest of ADLT Shareholders

The success of DSI’s telecommunications business unit will depend not only on access to external sources of capital and the expansion of the telecommunications infrastructure but also the internal resources of ADLT’s consolidated business. Although we are allocating financial and human resources to DSI because we believe the investment will ultimately return enhanced value to ADLT and our shareholders, there can be no assurance of such success. In addition, the allocation of resources to the telecommunications business unit may result in us allocating fewer resources to our core lighting business. As a result, until such time, if any, that we achieve a positive return on our investment in DSI’s telecommunications business unit, our future liquidity may be adversely affected and our operating results will be adversely affected.

Our Loan to Mr. Hellman May Impair Our Capital Resources

On October 8, 1998, we made a $9 million loan to Wayne R. Hellman, our Chairman and CEO. The loan was originally due on October 6, 1999. Mr. Hellman has paid interest accrued on the loan through October 6, 1999. We made additional advances to Mr. Hellman of $2.785 million in fiscal 2001 and $970,350 since June 30, 2001. The term of the loan has been extended to October 6, 2001. If Mr. Hellman doesn’t repay the loan in accordance with the current understanding, it could materially and adversely affect our ability to obtain money from lenders and investors. If we take action to make Mr. Hellman pay the loan, it may hurt Mr. Hellman’s performance, which could hurt our operations.

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

Our Business Success Has Been Based on New Products, and If We Do Not Introduce New Products, Our Business May Suffer

We attribute our historical success, in large part, to the introduction of new products in each of our product lines to meet the requirements of our customers. Our future success will depend upon our continued ability to develop and introduce innovative metal halide lighting and telecommunications products. Even though we spent significant amounts on research and development in fiscal 2001 and in prior years, we may not be able to develop or introduce innovative products in the future. Even if a new product is developed for a particular use, the product may not be commercially successful. In addition, competitors occasionally have followed our introduction of successful metal halide lighting products with similar product offerings. As a result of these and other factors, we may not continue to be successful in introducing new products. Since we are viewed as a growth company, if we are unable to successfully introduce new products, this inability could adversely affect our financial results and the value of our securities.

Our Significant Past Growth and Future Growth Objectives Strain Our Resources

We have experienced significant growth in recent years. This has placed a strain on our management, employees, finances and operations. In light of current economic conditions, we have taken actions to reduce costs and our workforce. In addition, we recently announced that we had signed a letter of intent to sell our fixture subsidiaries, Ruud Lighting, Kramer Lighting and Ruud Lighting Europe. Nevertheless, we have set aggressive growth objectives for net sales and net income in our remaining businesses, which may continue to strain our resources. These objectives may be increasingly difficult to achieve. To achieve these objectives, we will seek to develop new products and new uses for our products and seek to expand our distribution capabilities. We may also seek to acquire and/or invest in related businesses inside and outside of the United States. Any of our efforts in pursuit of these objectives may expose us to risks that could adversely affect our results of operations and financial condition. To manage growth effectively, we must continue to implement changes in many aspects of our business; expand our information systems; increase the capacity and productivity of our materials, components, systems and production equipment operations; develop our metal halide systems capability; and hire, develop, train and manage an increasing number of managerial, production and other employees. Also, we have made and may continue to extend our product lines through acquisitions. The success of these acquisitions will depend on the integration of the acquired operations with our existing operations. If we are unable to anticipate or manage growth effectively, our operating results could be adversely affected. Likewise, if we are unable to successfully integrate acquired operations and manage expenses and risks associated with integrating the administration and information systems of acquired companies, our operating results could be adversely affected.

We May Be Unable to Realize Benefits from Acquisitions and Investments

In order to implement our business strategy, we may from time-to-time consider expansion of our products and services through joint ventures, strategic partnerships and acquisitions of, and/or investments in, other business entities. We have no agreement or understanding with any significant prospective acquisition or investment candidate in respect of a specific transaction. We cannot be certain as to the timing or amount of any return or anticipated benefits that we might realize on any acquisition or investment. In addition, the indenture governing our 8% Notes currently limits the amount available for investments (but not acquisitions) to a total available amount of approximately $6 million (which is expected to be dedicated to the purchase note we would get in the Ruud Transaction).

Acquisitions or investments could require us to commit funds, which could reduce our future liquidity. Our possible future acquisitions or investments could result in additional debt, contingent liabilities and amortization expenses related to certain intangible assets, as well as write-offs of unsuccessful acquisitions, any or all of which could materially adversely affect our performance, and, therefore, holders of our securities. We have made several acquisitions since 1997. We have entered into a letter of intent to sell Ruud Lighting, Inc., our largest acquisition to date, and two other subsidiaries. There can be no assurance that we will be able to integrate future acquisitions or to manage any expanded operations effectively. In addition, since 1997 we have made substantial investments in entities that we do not and will not be able to control. We may find it difficult or impossible to realize cash flows from these investments, or to liquidate these investments, which could adversely affect the holders of our securities.

The Extent of Our International Business Operations Could Hurt Our Performance

We have derived, and expect to derive in the future, a substantial portion of our net sales from our international business. Revenues from customers outside of the United States represented approximately 33% of our net sales for fiscal 2001. Our international joint ventures and operations and our export sales are subject to the risks inherent in doing business abroad, including delays in shipments, adverse fluctuations in currency exchange rates, increases in import duties and tariffs, and changes in foreign regulations and political climate. We have granted and will grant our joint ventures and operations in foreign countries rights to use our technology. While we will attempt to protect our intellectual property rights in these foreign joint ventures and operations, the laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

Approximately 22% of our net sales in fiscal 2001 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars and Canadian dollars. A weakening of these currencies versus the U.S. dollar could have a material adverse effect on our business and results of operations and, therefore, holders of our securities. We did not hedge our foreign currency exposure in fiscal 2001, however we have started a program in fiscal 2002 to hedge some foreign currency balance sheet exposures which is intended to reduce any significant impact on earnings or cash flows.

If We Are Unable to Protect Our Important Patents and Trade Secrets or If Others Enforce Rights Against Us, Our Business May Suffer

We rely primarily on trade secret, trademark and patent laws to protect some of our rights to our products, like proprietary manufacturing processes and technologies, product research, concepts and trademarks. These rights are important to the success of our products and our competitive position. The actions that we take to protect our proprietary rights may not be adequate to prevent imitation of our products, processes or technology. Our proprietary information may become known to competitors; we may not be able to effectively protect our rights to non-patented proprietary information; and others may independently develop substantially equivalent or better products that do not infringe on our intellectual property rights. Other parties may assert rights in, and ownership of, our patents and other proprietary rights. Any of these developments could adversely affect the way we currently conduct our business. The patent positions of companies such as ADLT and its subsidiaries can be highly uncertain and involve complex legal and factual questions, and therefore the breadth of claims allowed in such patents and their enforceability cannot be predicted. Therefore, we cannot assure you that the claims in any existing or subsequently issued patent will be sufficient to protect ADLT’s or its subsidiaries intellectual property; or that such patent will not be challenged, invalidated, held unenforceable or circumvented; or that the rights granted thereunder will provide proprietary protection or competitive advantages.

Any litigation involving misappropriation of our trade secrets or other intellectual property rights could require us to increase significantly the resources devoted to such efforts. In addition, an adverse determination in litigation could subject us to the loss of our rights to a particular trade secret, trademark or patent; could require us to grant licenses to third parties; could prevent us from manufacturing, selling or using related aspects of our products; or could subject us to substantial liability. Because we are a company that relies on advanced technology and innovation, any of these occurrences could have a material adverse effect on our results of operations.

If We Lose Our Key Personnel, It Could Adversely Affect Our Business

We are highly dependent on the continued services of Wayne R. Hellman, our founder, Chairman, Chief Executive Officer, and principal shareholder. We and Mr. Hellman have entered into an employment agreement providing for a term ending December 31, 2003. The loss of the services of Mr. Hellman for any reason could have a material adverse effect on our business and, in turn, to investors in our securities. We are the beneficiary of life insurance that we maintain with respect to Mr. Hellman, in the amount of $8 million.

Control of Our Stock by Principal Shareholders May Allow Them to Significantly Influence Shareholder Decisions, Which Could Adversely Affect Interests of Other Holders of Our Securities

Mr. Hellman individually owns approximately 7.1% of the outstanding shares of our common stock and, individually and in other capacities, has the power to vote a total of 14.4% of the outstanding shares of common stock (or approximately 12.3% of the shareholder voting power). Mr. Ruud individually owns approximately 9.2% of the outstanding shares of common stock and, individually and as a voting trustee, has the power to vote a total of approximately 15.6% of the outstanding shares of common stock (or approximately 13.3% of the shareholder voting power). GE owns shares of our preferred stock with voting power equivalent to approximately 11.6% of our common stock and GE owns approximately 6.1% of our common stock. This gives GE approximately 17.0% of total shareholder voting power. In addition to GE’s ownership, in the future, GE may gain the right to vote shares owned or voted by Mr. Hellman and Mr. Ruud. As a result, although GE, Mr. Hellman, and Mr. Ruud have no arrangement or understanding of any kind with each other as to the current voting of their shares, either GE, Mr. Hellman, or Mr. Ruud, or any combination of them, may be able to significantly influence, and may be able effectively to control, all matters requiring shareholder approval, including the election of directors (which could control our affairs and our management), amendments to our articles of incorporation, mergers, share exchanges, the sale of all or substantially all of our assets, going-private transactions and other fundamental transactions. Accordingly, the decisions of our principal shareholders could have a material adverse effect on the market price of our common stock or the value of our other securities.

Our Stock Price Has Varied Widely and May Vary Widely in the Future. Wide Variation May Make it Difficult for Us to Sell Our Stock and Strain Our Financial Resources

Our common stock first became publicly traded in December 1995. After the initial public offering, the stock price rose substantially from the initial public offering price of $10 per share. The price of our common stock has varied widely. During fiscal 2001, the price for our common stock ranged from $3.90 to $19.94 per share. From June 30, 2001 through September 10, 2001, the price of our common stock ranged from $2.29 to $5.86. In addition, we cannot predict the ultimate success of our telecommunications business unit, which may cause substantial fluctuations in the market price of our common stock. Our net revenues and operating results, and the net revenues of our telecommunications business unit, in future quarters may be below the expectations of public market securities analysts and investors. In such event, the price of our common stock would likely decline, perhaps substantially. This wide variation and the possibility of wide variation in the future may make it difficult for us to sell shares of our common stock at prices which we believe reflect the value of our stock or make it difficult to sell our common stock at all. If we can’t sell our common stock to obtain the money we need, it may be difficult to operate and grow.

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

Because Our Primary Competitors Are More Established and Have More Resources Than We Do, We May Lack the Resources to Capture Increased Market Share

We compete with respect to our major lighting products with numerous well-established producers of materials, components, and systems and equipment, many of which possess greater financial, manufacturing, marketing and distribution resources than we do. In addition, many of these competitors’ products utilize technology that has been broadly accepted in the marketplace (i.e., incandescent and fluorescent lighting) and is better known to consumers than is our metal halide technology. We compete with GE, Philips Electronics N.V. and Siemens A.G.’s OSRAM/Sylvania, Inc. subsidiary in the sale of metal halide lamps. We estimate, based on published industry data, that these three companies had a combined domestic market share of approximately 85% for metal halide lamps based on units sold and approximately 95% of the total domestic lamp market. Accordingly, these companies dominate the lamp industry and exert significant influence over the channels through which all lamp products, including ours, are distributed and sold. Our component products and systems also face strong competition, particularly in the power supply market, in which our two largest competitors, Advanced Transformer Co. (a division of Philips) and Magnetek, Inc., each have a larger market share than we do. Our competitors may increase their focus on metal halide materials, systems and components, and expand their product lines to compete with our products. This type of increase or expansion could make it more difficult for us to maintain sales or grow.

DSI competes with respect to its major telecommunications products with numerous producers of components and systems, many of which possess greater financial, manufacturing, marketing and distribution resources than DSI. The principal competitors for DSI’s products are certain large OEMs, such as JDS Uniphase Corporation, Corning Incorporated, and Lucent Technologies, Inc., which have significant internal capability to manufacture thin film filter products, and a variety of smaller companies which specialize in optical coatings, such as Cierra Photonics, Inc., Precision Optics Corp., Inc., Barr Associates, Inc., Iridian Spectral Technologies, Ltd., Thin Film Technologies, Inc., and Evaporated Coatings, Inc. DSI’s failure to effectively compete in the telecommunications market could adversely affect the trading price of our common stock.

We Sell Products to Our Competitors and Purchase Components from Our Competitors, and These Relationships Could Change Based on Our Competitors’ Interests. This Creates a Risk of Potential Declines in Sales and Reduced Access to Components.

Although we compete with GE, Philips and Sylvania in the sale of our lighting products, we also purchase a significant quantity of raw materials and private label lamps from these three companies

(aggregating $13.8 million in fiscal 2001, of which $9.4 million was from GE) and derive significant revenue from sales of our materials, components, and systems to each of these three companies (aggregating $22.2 million in fiscal 2001, of which $7.6 million was to GE). Any significant change in our relationships with these companies, or in the manner in which these companies participate in the manufacturing, distribution, and sale of metal halide lighting products, could have a material adverse effect on our business and, in turn, holders of our securities.

If the Telecommunications Business Unit Does Not Achieve Acceptable Manufacturing Volumes, Yields or Sufficient Product Reliability, Our Operating Results Could Suffer

The manufacture of DSI’s products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in DSI’s manufacturing processes, or those of its suppliers, or inadvertent use of defective or contaminated materials, could significantly reduce DSI’s manufacturing yields and product reliability. To the extent that the telecommunications business unit does not achieve acceptable manufacturing yields or experiences product shipment delays, our business, operating results and financial condition could be materially and adversely affected.

If we are successful in expanding the market for DSI’s telecommunications products, we must increase our manufacturing volumes to meet customers’ needs and satisfy customer demand. Failure to do so may materially harm our business, operating results and financial condition. In some cases, existing manufacturing techniques, which involve substantial manual labor, may be insufficient to achieve the volume or cost targets of our customers. As such, we will need to develop new manufacturing processes and techniques, which are anticipated to involve higher levels of automation, to achieve the targeted volume and cost levels. In addition, it may be difficult to hire qualified manufacturing personnel in a timely fashion, if at all, when customer demands increase over shortened time periods. While we continue to devote research and development efforts to improvement of our manufacturing techniques and processes, we may not achieve manufacturing volumes and cost levels that will fully satisfy customer demands.

If DSI’s Customers Do Not Qualify DSI’s Manufacturing Lines for Volume Shipments, Our Operating Results Could Suffer

Customers will not purchase any of DSI’s products (other than limited numbers of evaluation units) prior to qualification of the manufacturing line for the product. Each new manufacturing line must go through varying levels of qualification with our customers. This qualification process determines whether the manufacturing line achieves the customers’ quality, performance and reliability standards. Delays in qualification can result in significant lost revenue opportunity over the term of that program. DSI may experience delays in obtaining customer qualification of new facilities. If DSI fails in the timely qualification of these or other new manufacturing lines, our operating results and customer relationships would be adversely affected.

Fiber Optic Component Average Selling Prices Are Declining

Prices for telecommunications fiber optic components are generally declining because of, among other things, increased competition and greater unit volumes as telecommunications service providers continue to deploy fiber optic networks. We anticipate that average-selling prices will decrease in the future in response to product introductions by competitors and DSI or to other factors, including price pressures from significant customers. Therefore, DSI must (1) timely develop and introduce new products that incorporate features that can be sold at higher selling prices and (2) reduce its manufacturing costs.

Failure to achieve any or all of the foregoing may have a material adverse effect on our business, financial condition and operating results.

Our Agreements with Creditors Impose Restrictions that Could Impede Our Growth

The bank credit facility and the 8% Notes indenture contain restrictive covenants, including

•	covenants limiting our ability and our subsidiaries’ ability to incur additional indebtedness, pay dividends, make investments, consummate asset sales, enter into transactions with affiliates and incur liens; and

•	covenants imposing restrictions on the ability of our subsidiaries to pay dividends or make payments to us, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

Although the covenants are subject to exceptions that were designed to allow us and our subsidiaries to operate without undue restraint, these covenants could adversely affect our ability to finance our future operations or capital needs or engage in other business activities, which may be in our interest. In addition, our bank credit facility requires that we maintain financial ratios. Our growth will depend in part upon our ability to fund acquisitions and investments, any of which may make it more difficult to maintain financial ratios. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under our bank credit facility that would entitle the lenders to accelerate payment of the entire debt. This would adversely affect us and holders of our securities. We replaced our earlier credit facility in 1999, and we have amended our bank credit facility since it was put into place, in part to amend these covenants. These amendments were necessary to allow us to borrow cash necessary to maintain our operations and to finance purchases of machinery and equipment to improve our operations. As a growth company, we may need to amend or replace our bank credit facility prior to its maturity on July 1, 2004.

PART I

Item 1.  Business

Background

The Company was formed on May 19, 1995 and acquired ownership, primarily by merger (the “Combination”), of affiliated companies that were previously under common ownership and management (the “Predecessors”). Unless the context otherwise requires, the “Company” refers to Advanced Lighting Technologies, Inc., its subsidiaries and the Predecessors. Industry data in this Report with respect to the lighting industry is reported on a calendar year basis and includes the industrial, commercial and residential sectors but not the automotive sector. Unless otherwise stated herein, such industry data is derived from selected reports published by the National Electrical Manufacturers Association (“NEMA”).

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

The metal halide market is the fastest growing segment of the domestic lighting market, demonstrated by metal halide lamp sales having grown at a compound annual rate of approximately 14% since 1993, although growth has varied substantially from year to year. The Company’s strong market position, new product development capabilities, strategic acquisitions and participation in international markets have enabled the Company to increase its revenues at rates in excess of the growth of the domestic metal halide market. The Company’s sales increased at a compound annual growth rate of 26.1% to $219.4 million in fiscal 2001 from $86.9 million in fiscal 1997.

The Company has integrated vertically to design, manufacture and market a broad range of metal halide products, including materials used in the production of lamps, and lamps and other components for lighting systems as well as complete metal halide lighting systems. The Company’s materials and components are used in the manufacture of its own lighting systems for sale to end-users and are sold to third-party manufacturers for use in the production of their metal halide products. The vertical integration of the Company’s approach to its products is illustrated below:

Metal Halide Products
Vertical Integration from Materials through Systems

Products for Manufacturers	Products for End Users

Metal Halide

Invented approximately 35 years ago, metal halide is the newest of all major lighting technologies and can produce the closest simulation to sunlight of any available lighting technology. Metal halide lighting is currently used primarily in commercial and industrial applications such as factories and warehouses, outdoor site and landscape lighting, sports facilities and large retail spaces such as superstores. In addition, due to metal halide’s superior lighting characteristics, the Company believes many opportunities exist to “metal halidize” applications currently dominated by older incandescent and fluorescent lighting technologies. For example, a 100-watt metal halide lamp, which is approximately the same size as a household incandescent lamp, produces as much light as five 100 watt incandescent lamps and as much as three 34-watt, four-foot long fluorescent lamps. However, metal halide lamps are not compatible with the substantial installed base of incandescent and fluorescent lighting fixtures. While metal halide systems generally offer lower costs over the life of a system, the installation of a metal halide lighting system typically involves higher initial costs than incandescent and fluorescent lighting systems.

While domestic sales of incandescent and fluorescent lamps have grown at a compound annual rate of approximately 3% since 1993, domestic metal halide lamp sales have grown at a compound annual rate of approximately 14% over the same period, making metal halide the fastest growing segment of the approximately $2.8 billion domestic lamp market. In 2000, metal halide accounted for approximately 10% of domestic lamp sales by dollar volume.

The Company believes that the majority of the growth of metal halide lighting has occurred in commercial and industrial applications. Metal halide systems have been introduced in fiber optic, projection television and automotive headlamp applications. The Company believes that additional opportunities for metal halide lighting exist in other applications where energy efficiency and light quality are important. As a result of the Company’s dominant position in metal halide materials, the Company expects to benefit from continued growth in metal halide markets. In addition, the Company expects to be a leader in metal halide’s continued market expansion by providing innovative metal halide system components and integrated systems.

Recent Developments

Proposed Sale of Fixture Operations

In September 2001, the Company announced that it had signed a letter of intent to sell its fixture subsidiaries, known as Ruud Lighting, Kramer Lighting, and Ruud Lighting Europe, to an investor group led by Alan J. Ruud, ADLT’s current President and Chief Operating Officer. The transaction is expected to reduce the Company’s debt by approximately $41 million. In addition, the Company would receive a $6 million purchase note. If the Company receives the consent of the majority in principal amount of its 8% Senior Notes, it may require delivery of 3 million shares of Company common stock in satisfaction of the purchase note. The Company anticipates that the sale will be completed in the fiscal 2002 second quarter ending December 31, 2001. The Company expects a substantial noncash charge from the transaction based on the current terms of the letter of intent. Mr. Wayne R. Hellman, the Company’s Chief Executive Officer and Mr. Steven C. Potts, the Company’s Chief Financial Officer will assume Mr. Ruud’s responsibilities. The letter of intent is subject to certain conditions including approval of the transaction by the Company’s Board of Directors, approval by the Company’s lending banks and completion of financing arrangements by the purchasers. The Company has no assurance that these conditions can be satisfied, or that any consent can be obtained from holders of the Company’s 8% Senior Notes.

Consolidation of Power Supply Operations

In July 2001, the Company announced that it is consolidating its power supply production operations from Draycott, England into its existing high-efficiency factory in Chennai (Madras), India. The Company’s magnetic and electronic ballast, ignitor and electronic controls manufacturing will be relocated from England to India during the first half of fiscal 2002. The consolidation is expected to reduce manufacturing costs by providing a central manufacturing location to serve the Company’s international operations.

The Company plans to take a charge that is related to closing costs, including severance packages, costs associated with moving equipment and related set-up costs. The charge is expected to be between $1.5 million and $2 million and will be taken in the first quarter of fiscal 2002. The Company expects the consolidation to result in cost savings of approximately $2 million per year.

Restructuring of Worldwide Operations

In August 2001, the Company announced that it will further restructure its worldwide operations. As a result of this restructuring, the Company expects to reduce operating costs by approximately $8 million annually. The plan includes staff reductions at all levels and the consolidation of certain overlapping operations.

The combined effect of the consolidation of the power supply operations discussed above and the worldwide restructuring is expected to be annualized savings of approximately $10 million. The Company expects to take a total charge of approximately $4 million to $6 million relating to severance and implementation costs for these actions, most of which will be taken in the first quarter of fiscal 2002.

Issuance of Common Stock

On August 31, 2000, the Company completed a public offering of 1,700,000 shares of its common stock at a price of $15.00 per share under a $300 million shelf registration filed with the Securities and Exchange Commission which became effective in July 2000.

Executive Offices

The Company’s principal executive offices are located at 32000 Aurora Road, Solon, Ohio 44139 and its telephone number is 440/519-0500.

Lighting Industry

Opportunities in Metal Halide

The Company currently produces metal halide lighting products for commercial, industrial and residential applications. Until recently, metal halide technology served primarily the industrial and outdoor sectors, which the Company estimates, represents approximately 32% of U.S. lighting fixture sales. However, with the miniaturization of metal halide lamps and fixtures and the recognition of the benefits of metal halide technology, including improved light color, energy efficiency, lower operating temperature and safety of metal halide products relative to other technologies, significant opportunities for growth exist. Key factors driving growth in the metal halide industry include:

Demand for Specialized Lamps. The demand for specialized metal halide lamps has increased as the Company’s original equipment manufacturer (“OEM”) and lighting agent customers have recognized the benefits associated with using specialized metal halide products. Although GE, Philips and Sylvania are the lighting industry leaders, these companies have traditionally focused on the larger incandescent and fluorescent markets and have limited production of metal halide lamps to general applications, such as commercial and industrial applications. While these standard-type metal halide lamps represent a substantial majority of total metal halide lamp sales, they do not afford the OEM or lighting agent complete flexibility in designing lighting contract bids. When an agent places his bid for a lighting contract, he may specify the Company’s specialized metal halide lamps that give better light and greater energy savings in an attempt to differentiate his bid from a competitor who only specifies standard products.

Development of New and Advanced Metal Halide Power Supplies. Historically, the introduction of new metal halide lamps and systems has been constrained by the lack of complementary metal halide power supplies. Significant engineering expertise is required to adapt existing power supplies for new metal halide products. The Company believes that while domestic sales of metal halide power supplies approximated $210 million in 2000, power supply manufacturers, like lamp manufacturers, have focused on the larger fluorescent power supply market and, to a lesser extent, on the standard-type metal halide lamp market rather than development of new power supply products for specialized metal halide products and applications. The development of appropriate power supply sources focused on metal halide should significantly enhance the expansion of metal halide applications, reduce the development time currently required to introduce new metal halide products and improve the reliability and durability of existing metal halide products.

Opportunity for Integrated Metal Halide Systems. Metal halide systems for commercial and industrial applications are assembled primarily by fixture manufacturers, lighting agents, and intermediaries who are limited in their ability to integrate different components that comprise a metal halide system. The Company believes that significant growth opportunities exist through the packaging of compatible, reliable system components for OEM customers from a single supplier. In addition, the Company believes that metal halide systems have significant potential to displace older lighting technologies in traditional applications and those residential applications will represent a substantial market for metal halide lighting within the next five years. Other potential applications for metal halide systems include fiber optic systems, projection television displays and automotive headlamps.

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

Strategy — Lighting

The Company believes that metal halide technology represents the best lighting technology for a wide variety of applications, many of which are not yet served by an appropriate metal halide product. As the principal supplier of metal halide materials to the metal halide lamp industry, the Company expects to benefit from continued growth in metal halide markets. The Company also expects to lead metal halide’s continued market expansion, by providing innovative metal halide system components and integrated systems through the operating and growth strategies highlighted below.

The Company’s strategic objective for lighting is to remain focused on the metal halide market and expand its leadership position in the metal halide lighting industry by: (i) continuing to use its vertical integration to introduce new products and applications; (ii) using its experience and technology to continually reduce cost and improve quality to improve cash flow from operations; (iii) strengthening the Company’s relationships with OEMs and lighting agents to increase the number of metal halide applications and the penetration of the Company’s products in new metal halide installations; and (iv) seeking to demonstrate the superiority of metal halide lighting solutions, thereby stimulating domestic and international demand for the Company’s products.

The Company seeks to achieve its strategic objective through internal growth, acquisitions and strategic investments, and focus on cost and quality. The Company’s acquisitions and investments have been made in businesses that, when combined with the Company’s existing capabilities and metal halide focus, are intended to provide technological, product or distribution synergies and offer the potential to enhance the Company’s competitive position or accelerate development of additional metal halide market opportunities. To the extent its capital resources allow, the Company may consider other possible acquisition and strategic investment opportunities.

Operating Strategy — Lighting

The Company focuses its resources primarily on designing, manufacturing and marketing metal halide materials, system components, and systems. By focusing on metal halide, the Company believes it has developed unique design, manufacturing and marketing expertise. Such expertise provides the Company with significant competitive advantages, which enable the Company to deliver highly customized products to meet customer needs. The Company’s experienced workforce is dedicated to improving metal halide lighting products, production processes and developing new applications for this technology. The Company has retained key personnel in the consolidation of equipment operations at its Solon facility.

In addition, in order to increase the number of metal halide applications and the penetration of the Company’s products, the Company pursues the following operating strategies:

Continue to Use Vertical Integration

The Company began operations as a manufacturer of metal halide salts and expanded into production of system components, initially lamps. The Company has expanded its focus to include magnetic and electronic power supplies. The Company has broadened its materials manufacturing capabilities to include filtering and optical coatings for lighting applications, through its acquisition of DSI in 1998. Through this vertical integration, the Company is able to develop and package complementary system components which enable metal halide lighting to penetrate applications and markets currently served by older technologies. The Company will continue to use vertically integrated operations where we have competitive advantages based on patent-protected technology and first-to-market product leadership.

Improve Operating Cash Flow

The Company has historically depended on outside capital sources to fund growth. In order to reduce this dependence and to improve its operating results, the Company continues to focus primarily on its metal halide products and to use its experience in the design and manufacture of metal halide materials, components and systems and focused metal halide technology to reduce operating costs by improving production processes and product quality without substantial capital investment. Management believes that achieving cost and quality goals will enhance operating cash flow to allow for profitable growth in a tight capital environment. The anticipated improvements should also improve overall financial performance, which will improve the Company’s access to capital for future investments in its business.

Strengthen OEM and Lighting Agent Relationships

The Company concentrates on developing strong relationships with lighting fixture OEMs by providing the key system components for a lighting fixture, either alone or packaged as a unit, tailored to meet their needs. Historically, the Company provided specialized lamps tailored to meet OEM needs. With its ability to design and manufacture power supplies, the Company expects to better meet OEM needs by packaging the principal system components (lamps, power supplies, switches and controls) for a lighting fixture. Frequent interaction with OEMs serves dual purposes, providing the Company with valuable ideas for new component products and providing OEMs with the information necessary to market the Company’s new products. Lamps and power supplies designed for a specific fixture are included with the fixture when sold by the OEM, increasing distribution of the Company’s products. The Company has also entered into agreements with lighting agents to pay commissions for selling the Company’s lamps. Such commissions, unique among lamp manufacturers, provide the agent an incentive to include the Company’s metal halide lamps in its bids on a construction or renovation project.

Seek to Demonstrate Superiority of Metal Halide Lighting Solutions

The Company seeks to demonstrate the superiority of metal halide lighting solutions to its customer base, including OEMs, lighting agents and contractors, thereby stimulating domestic and international demand for the Company’s products. The Company believes that metal halide lighting systems have significant potential to displace older lighting technologies in traditional applications, as well as potential applications such as fiber optic systems, projection television displays and automotive headlamps.

Long-Term Growth Strategy — Lighting

The Company is continuing to introduce more products for new applications and to expand the distribution channels for its products. The key elements of the Company’s long-term growth strategy include:

Introduce New Products and Systems

The Company believes it has introduced a majority of the new lamps in the domestic, metal halide lamp industry since 1985. As applications become increasingly complex, the advantage of simultaneous design of components as an integrated system is becoming more significant. The Company now manufactures and markets complementary component packages for OEMs. The Company intends to develop, manufacture and market additional types of high performance and technologically advanced metal halide materials, components and systems. Capitalizing on its expanding production capability, design capability and unique metal halide focus, the Company expects to develop additional specialty systems, such as fiber optic lighting systems and projection television optical systems.

Increase Sales of Existing Products

By expanding existing relationships and developing new relationships with lighting agents and OEMs, the Company expects to increase sales of existing specialty lamps and power supplies. The Company also expects its sales of replacement lamps, as well as power supplies, to increase as the installed base of fixtures for the Company’s specialty lamps and power supplies increases. The Company expects to increase sales in the replacement lamp market, in part through a novel direct marketing approach to end users. The Company prints its toll-free phone number and e-commerce web site address on each lamp, and customers can order replacement lamps directly from the Company for express delivery. In addition, this interaction with customers provides the Company with the opportunity to market additional metal halide products.

Participate in International Markets

The Company intends to capitalize on opportunities in international markets in three ways. First, the Company directly exports its products to countries that do not impose restrictive tariffs, local content laws and other trade barriers. The primary countries and regions in which the Company directly markets products are the United Kingdom, Western Europe, Australia, Canada and Japan. Since July 1995, the Company has strengthened its distribution capabilities by acquiring or investing in its distributors in these countries. Second, the Company has pursued and may pursue strategic acquisitions and has built or may build manufacturing facilities in international markets. Third, in countries that impose trade restrictions, the Company has sold production equipment or has entered into joint ventures with local lamp manufacturers. Purchasers of production equipment have become customers for the Company’s metal halide salts and other materials. The Company has existing joint ventures in China, Korea and Japan.

Penetrate the Residential Lighting Market

The Company believes that residential and consumer applications will represent a promising market for metal halide lighting within the next five years. Over the longer term, the Company intends to lead metal halide’s penetration of the residential lighting market by: (i) developing the use of metal halide fiber optic systems primarily through its relationship with Fiberstars, Inc.; and (ii) marketing metal halide portable lighting fixtures (e.g., table and floor lamps) in an e-commerce format (Microsun.com).

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
and track lighting

The Company also designs, manufactures and sells thin film deposition equipment for the lighting, telecommunications, ophthalmic and optics industries. The Company also designs, manufactures, and sells photometric measurement instruments.

Materials

The Company produces and sells metal halide salts, electrodes, amalgams and getters. Metal halide salts are the primary ingredients within the arc tube of metal halide lamps, which determine the lighting characteristics of the lamp. Electrodes form the electrical connections within the lamp. Amalgams are chemicals that are used in the arc tubes of high pressure sodium (“HPS”) lamps and in fluorescent lamps. Getters are devices required to be included in each metal halide lamp to prevent impurities from interfering with lamp operation.

The Company produces over 300 different metal halide salts that can be used in metal halide lamps to produce different lighting characteristics. In addition to meeting its own needs, the Company believes it produces all of the metal halide salts used in metal halide lamps manufactured in the United States, including those manufactured by GE, Philips and Sylvania, and 80% of the metal halide salts used in metal halide lamps manufactured overseas. The Company serves all major lamp manufacturers, each of which uses different metal halide salts. The Company vigorously guards each customers’ specific formulas from other customers, including the Company’s own lamp engineers. Because of its ability to produce these ultra pure metal halide doses, the Company has also been called upon by its lamp manufacturer customer base to produce most of the amalgams used in the domestic production of HPS lighting and, most recently, to develop and supply a new amalgam for fluorescent applications.

Through DSI, the Company also now produces optical thin film coatings, including coatings for lighting applications with particular emphasis on coatings for metal halide arc tubes, as well as antireflection coatings, and coatings for telecommunications products, electrochromic coatings for glass and plastic ophthalmic lenses, multilayer magnetic films and emissivity modification films for classified government applications, and infrared multilayer optical films on flexible polymeric substrates. Through a reactive sputtering process, these coatings are electrostatically attached to a product surface. When used in lighting applications, these coatings can significantly improve the optical performance of the light source, protect the system and its components from harmful ultra-violet and infrared radiation, and increase the energy efficiency of the entire system. See also “Telecommunication Applications of Company Technology.”

Systems and Components

The Company’s component products include specialty and standard lamps, magnetic and electronic power supplies, system controls and switches and fiber optic cable. Specialty lamps are lamps designed and manufactured for particular OEM applications. Standard lamps are high-volume lamps, which the Company typically buys for resale under arrangements with GE and Sylvania. Power supplies are devices that regulate power and are necessary for operation of HID and fluorescent lamps. System controls and switches are auxiliary electrical controls included in fixtures and systems.

The Company believes it differentiates itself from other metal halide lamp manufacturers by offering a wider variety of lamps, many of which have been customized to offer a specific solution to a lighting problem. Since 1985, the Company believes that it has introduced a majority of the new lamps in the domestic, metal halide lamp industry. Currently, the Company offers 86 specialty, 298 “second-generation” Uni-Form® pulse start and 115 standard-type lamps in 20 different watt variations ranging from 50 watts to 2,000 watts for over 30 different applications. In certain instances, the Company produces these products for its competitors on a private label basis in order to capture sales through competitors’ distribution channels. The Company also sells standard-type lamps, which it sources from other manufacturers.

In fiscal 1999, the Company introduced its new line of Uni-Form® pulse start products. Uni-Form® pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. In fiscal 2001, the Company began to offer an expanded line of Uni-Form® pulse start lighting components and systems. As part of the expanded line, the Company offers unique retrofit kits that enable customers to convert to second-generation metal halide products without having to replace the entire lighting system. Many utility companies are offering rebates to their customers who purchase the energy-efficient retrofit kits in order to encourage energy conservation.

Through Venture Lighting Power Systems, North America (formerly Ballastronix), the Company’s Canadian subsidiary which manufactures magnetic power supplies, and Venture Lighting Europe (formerly Parry), the Company’s United Kingdom subsidiary which manufactures magnetic and electronic power supplies for HID lighting systems, the Company currently offers over 450 power supply products. The Company also offers electronic controls for metal halide lighting systems.

A metal halide lighting system consists of a fixture, lamp, power supply, related electronic controls, optical systems, housing, support systems and any other necessary components assembled into a product for an end user. The Company believes it will be able to combine its metal halide expertise and system component manufacturing capabilities to assist and encourage its customers to design, develop, produce and market metal halide systems for innovative applications.

The Company also believes that it has a significant opportunity to introduce metal halide technology to fiber optic lighting systems. Because of metal halide lighting’s ability to produce varied lighting effects, it is particularly well suited to be adapted as the light source for fiber optic lighting systems. Fiber optic lighting systems are currently used in accent applications, such as swimming pool lighting or as replacement lighting for neon lighting. In applications such as these, it is important that electricity and heat be located separately from the desired point of light emission.

Production Equipment

In fiscal 1999, due to economic conditions in general, especially outside the United States, and as a result of the Company’s cash preservation strategy, the Company’s equipment manufacturing operation in Bellevue, Ohio was closed. Machinery, equipment and research and development facilities necessary to allow the Company to continue manufacturing and support of lamp production equipment, at reduced levels, has been moved to the Company’s Solon, Ohio facility. The Company temporarily ceased the manufacture and sale of turnkey lamp production manufacturing groups in fiscal 1999. The Company is currently manufacturing and selling an equipment group to an unrelated entity in China. Although the Company could resume the sale of turnkey groups to third parties at any time, the Company believes that currently the best opportunity lies in manufacturing or acquiring lamp production equipment for use by the Company. The Company also manufactures and sells photometric measuring equipment, which is used to measure quantity and quality of light for design and testing of lighting products and systems.

A metal halide lamp production equipment group consists of up to 50 different production machines. Each lamp production equipment group sold (sells) for between $1.0 million to $6.0 million. In order to maintain manufacturing flexibility, the Company must continually update its own component production equipment, through the internal design and fabrication of production equipment. The Company has leveraged its manufacturing expertise by selling lamp production equipment groups in international markets to independent companies or to joint ventures with local lamp manufacturers. In connection with each lamp production equipment group sale, the Company is required to provide lamp designs and specifications, and production training, at the same time, creating a customer for its materials products.

Through DSI, a leader in the development of sophisticated thin film deposition equipment and measurement instrumentation and thin film products, the Company also has the capability to manufacture and market turnkey deposition equipment to produce thin film coatings for a variety of applications. These systems employ sputtering technology to place optically precise thin coatings on lighting components and other materials. When DSI sells a system to a customer, DSI will either operate the system for the customer at DSI’s facility or transfer the system to the customer’s facility. See also “Telecommunication Applications of Company Technology.”

International Sales

International sales aggregated $72.1 million (33% of net sales) for fiscal 2001, $79.1 million (35% of net sales) for fiscal 2000 and $68.9 million (35% of net sales) for fiscal 1999. For information regarding the Company’s international operations, see Note Q to “Notes to Consolidated Financial Statements.”

Product Design and Development

Management believes one of its key strengths is its ability to design and develop new products. The Company has dedicated research and development efforts in each of its product lines having invested $45.1 million or 7.0% of net sales into research and development over the last three full fiscal years. In fiscal 2001, the Company invested $12.7 million (5.8% of net sales) in research and development; in fiscal 2000, $14.8 million (6.5% of net sales); and in fiscal 1999, $17.7 million (9.0% of net sales). Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form® pulse start products. Uni-Form® pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. Historically, the Company’s efforts primarily have been focused on the development of materials and system components.

Materials. The Company is focused on improving the purity of, and production processes for, metal halide salts. The Company pursues these efforts proactively as well as in response to customer requests for specific metal halide salts. The Company also focuses on designing and developing improved electrodes, amalgams and getters used in lamp manufacturing. Through DSI, the Company expects to continue producing thin film coatings primarily for lighting applications with particular emphasis on coatings for metal halide lighting systems, as well as develop related software, measurement and test instrumentation and reliable, cost-effective application processes. See also “Telecommunication Applications of Company Technology.”

Systems and Components. The Company’s product design and development has focused on developing innovative components to meet the specialized needs of various customers, including lighting fixture OEMs. The Company’s product design teams work together with OEMs on the design, development and commercialization of new system components. Such collaborative development efforts have resulted in the design of improved metal halide lamps with reduced wattage, better energy efficiency, smaller size and increased life expectancy.

Since 1996, the Company has increased its focus on design and development of integrated systems. The Company expects efforts in this area to continue to be important as the Company seeks to develop new fiber optic applications and packages matched components for lighting fixture OEMs.

Marketing and Distribution

Commercial Products

The marketing and distribution of the Company’s diverse range of commercial products varies by individual product and by product category, as described below. All sales data are exclusive of inter-company sales.

Materials

The Company markets materials (metal halide and other salts) directly to all high intensity discharge lamp manufacturers, primarily GE, Philips and Sylvania for use in their manufacture of lamps. The Company also markets lamp materials to its joint venture partners. In addition, the Company works very closely with its customers to manufacture materials according to their specifications. Certain customer-developed materials are considered proprietary to the Company’s customers. The other lamp components manufactured by the Company are used primarily in the manufacture of its own lamps; however, some outside sales are made to other lamp manufacturers. The principal customers for the thin-film coating products of the Company include major lamp manufacturers. In addition, the Company markets its thin-film coatings to government suppliers for use in aerospace applications and to fiber optic telecommunications systems manufacturers. See also “Telecommunication Applications of Company Technology.” Sales of materials accounted for approximately 13.3% of the Company’s revenues in fiscal 2001, 13.2% in 2000 and 12.3% in 1999.

System Components

Electrical distributors typically market only standard-type lamps, and the Company believes that its specialty lamp products do not lend themselves to the traditional marketing channels associated with standard-type lamp products. Accordingly, the Company has adopted innovative marketing techniques for its lamps. As a result, in initial distribution, the Company markets its metal halide system components through OEMs, which generally have been involved in the design of the lamp, and commissioned lighting agents, who package the Company’s lamps and power supplies in their bids on construction or renovation projects. Due to the fact that the Company’s lamps are produced to the specifications required to match a particular fixture or use by an OEM, the Company’s lamp will generally be included with the fixture each time the fixture is sold. The Company intends to market complementary lamps and power supplies as a package to provide better service to its OEM customers and lighting agents, as well as to increase sales.

The Company also has distributed its metal halide lamps through lighting agents. Unlike GE, Philips and Sylvania that each have extensive local distributor relationships, the Company has entered into agency agreements with lighting agents who represent a full line of fixture manufacturers, under which the agent receives a commission for selling the Company’s lamps. The Company believes it is the only major lamp manufacturer to distribute its products through lighting agents. This relationship allows the lighting agent to package the Company’s metal halide lamps with the other products included in its bid on a project. By bidding a more complete or unique package, the lighting agent has a competitive advantage over less complete bids and, if selected, earns a commission on Company lamps sold, which agents generally do not receive from other lamp suppliers.

The Company intends to increase its sales of replacement lamps through direct marketing by exploiting both the Company’s internally developed capabilities. Since 1994, the Company has printed its toll-free number on each lamp that it sells, allowing a customer to call the Company, rather than an electrical distributor, to order a replacement lamp. This enables the customer to speak to a more knowledgeable representative, thereby increasing the accuracy and efficiency of service to the end user. This interaction also allows the Company to suggest enhanced products better suited for the end user’s needs. In addition, the Company telemarkets replacement lamps in connection with catalogue distributions. Lamps are delivered by express courier to end users, thereby providing service efficiency comparable to local electrical distributors. Replacement lamps are typically sold at a higher gross margin than lamps sold initially through OEMs or lighting agents.

In addition to packaging power supplies with lamps, the Company is continuing direct marketing to OEMs and sales through electrical distributors. Sales of system components accounted for approximately 44.1% of the Company’s revenues in fiscal 2001, 44.4% in fiscal 2000 and 43.1% in fiscal 1999.

Systems

The Company’s commercial lighting systems are marketed primarily under the trade name “Ruud Lighting.” Ruud Lighting markets and distributes its products primarily by direct marketing to lighting contractors. By marketing complete metal halide systems, the Company believes it may capture a greater market share in the metal halide industry. As a direct marketer of these commercial lighting systems, Ruud Lighting has helped the Company’s new systems and technologies (embedded with the Company’s system components) to gain wider acceptance in the marketplace. Ruud Lighting works closely with lighting contractors and is able to efficiently assist them in implementing these new systems and technologies. The Company has announced that it has signed a letter of intent to sell Ruud Lighting and two other fixture subsidiaries. See also “Recent Developments.”

The Company is also seeking to lead metal halide’s penetration of the residential lighting market by: (i) developing the use of metal halide fiber optic systems through its relationship with Fiberstars, Inc. and (ii) marketing metal halide portable lighting fixtures (e.g., table and floor lamps) in an e-commerce format (Microsun.com).

Systems accounted for approximately 40.9% of the Company’s revenues in fiscal 2001, 40.0% in fiscal 2000 and 40.5% in fiscal 1999.

Production Equipment

The Company’s production equipment is manufactured for internal use and is marketed to existing companies for turnkey production of thin-film coatings and metal halide lamps. External sales of production equipment accounted for approximately 1.8% of the Company’s revenues in fiscal 2001, 2.5% in fiscal 2000 and 4.1% in fiscal 1999.

Manufacturing and Operations

The Company’s lamp manufacturing facilities in Solon, Ohio and Chennai (Madras), India operates five days a week, 16 hours a day, with the Company’s lamp manufacturing employees working in two eight-hour shifts each day. The manufacturing of metal halide lamps consists of three primary processes. First, the quartz arc tube is shaped, electrodes for carrying the current are installed, the metal halide salt dose is introduced and the arc tube is sealed. The process is performed at high temperatures in carefully controlled conditions to ensure that the arc tube is properly sealed and that no impurities enter the arc tube. Second, the arc tube is mounted inside a pyrex bulb container and sealed. Finally, the lamp is finished by adding a contact for the electrical outlet. Although light output of metal halide lamps is not affected by ambient temperatures, an outer bulb is used to prevent contact with the arc tube, which operates at extremely high temperatures. Quartz and pyrex® are used in the production of metal halide lamps because of their durability and ability to retain shape and function at extremely high temperatures. Finished lamps are inspected, tested and then shipped in accordance with customer instructions. The Solon facility also houses research and development operations and lamp production equipment operations.

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

In July 2001, the Company announced that it is consolidating its power supply production operations from Draycott, England into its existing high-efficiency factory in Chennai (Madras), India. The Company’s magnetic and electronic ballast, ignitor and electronic controls manufacturing will be relocated from England to India during the first half of fiscal 2002. The consolidation is expected to reduce manufacturing costs by providing a central manufacturing location to serve the Company’s international operations.

The Company plans to take a consolidation charge that is related to closing costs, including severance packages, costs associated with moving equipment and related start-up costs. The charge is related to this consolidation is expected to be between $1,500 and $2,000 and will be taken in the first quarter of fiscal 2002. The Company expects the consolidation to result in a cost savings of approximately $2,000 per year.

The Company produces all of the metal halide salts it uses and sells at its facility in Urbana, Illinois. The Urbana facility, with approximately 90 employees working a single shift, also produces precision metal pieces, precision metal electrode leads and high speed dose dispensers which are used by the Company and sold to other metal halide lamp manufacturers.

The Ruud Lighting manufacturing facility in Racine, Wisconsin operates five days per week, with two eight-hour shifts per day. The manufacturing process is primarily assembly-to-order based on customer needs. Ruud Lighting’s facility is ISO 9001-registered. The paint finishing facility is eight years old and is capable of providing the combination of E-Coat primer and acrylic powder topcoat finishing style typically required by the automotive industry.

At the Company’s DSI facility in Santa Rosa, California, the Company produces optical thin film coatings for a variety of applications, as well as equipment for deposition of thin film coatings. The facility operates five days per week with three eight-hour shifts per day. Coatings and systems are produced in accordance with exacting customer specifications. Management believes that DSI has expertise over a broad range of thin film deposition technologies allowing application of the coating technology most suitable for a particular client need. See also “Telecommunication Applications of Company Technology.”

Raw Materials and Suppliers

The Company sources its raw materials from a variety of suppliers. Presently, it sources most of its quartz tubing and pyrex® bulbs for lamps from GE. Although an interruption in these supplies could disrupt the Company’s operations, the Company believes that alternative sources of supply exist and could be arranged prior to the interruption having a material adverse effect on the Company’s operations or sales. The materials for the Company’s power supply products are readily available on the open market. The Company also purchases certain of its industrial standard-type lamps from GE and Sylvania. This enables the Company to devote its production equipment to higher margin specialty lamps.

Most of the raw materials used in the production of metal halide salts can be sourced from several suppliers. The Company has been the dominant supplier of metal halide salts to the metal halide lamp industry for many years. Therefore, the Company has focused on addressing any circumstance that could jeopardize the continued production of these vital materials. Since the Company is the primary supplier of metal halide salts to the metal halide lamp industry, any disruption in supply would also affect each producer of the affected lamp type.

Components for Ruud Lighting’s systems are sourced from the Company as well as outside suppliers. The great majority of components are readily available from multiple suppliers.

Raw materials and components for DSI coatings and equipment are sourced from outside suppliers. The Company has multiple qualified sources for critical materials and components. See also “Telecommunication Applications of Company Technology.”

Competition

General

Metal halide systems compete with other types of lighting technology for many applications. The Company’s metal halide lamps compete with lamps produced by other metal halide lamp manufacturers, primarily GE, Philips and Osram-Sylvania. Metal halide technology is the newest of all lighting technologies and although the market awareness and the uses of metal halide lamps continue to grow, competition exists from older technologies in each metal halide application.

Materials

The Company produces materials that are used by the Company and virtually all other manufacturers of metal halide lamps. In metal halide salts, where the Company has successfully used its technology focus and manufacturing capability to develop superior products, the Company believes it has no competitors in the United States. In overseas markets, one lamp manufacturer produces metal halide salts, principally for its own use. The competition in salts is based on the technological ability to develop salt formulation for customers and product uniformity and purity. The Company believes it is the leading producer of salts because it is the leader in uniformity and purity. In other materials categories, the Company’s chief competition is internal production by GE, Philips and Sylvania. The competition in these products is based primarily on price and delivery, with some competition based on technological ability to create solutions for unique applications. The Company’s products compete most effectively for external sales where they are created for unique applications.

DSI has one or two principal competitors in each of its traditional markets (lighting, coating equipment and government/aerospace). The Company believes that competition in thin film coatings is generally based on quality of coatings, technological expertise to design and deliver customized coating solutions and customer service. The Company believes that it competes successfully on the basis of all three of these measures. While competition is strenuous with these existing competitors, management believes that the high technical content of the products and services in these markets make entry by new thin film coating manufacturers relatively difficult. See also “Telecommunication Applications of Company Technology.”

System Components

GE, Philips and Sylvania are the Company’s principal competitors in the production of metal halide lamps. Although GE, Philips and Sylvania have focused their efforts on the larger incandescent and fluorescent markets, all three companies produce metal halide lamps. These three companies have emphasized sales of a relatively small variety of standard-type metal halide lamps, such as those found in the most common commercial and industrial applications, which the Company believes represents approximately 75% of the total metal halide lamp segment.

Although the Company believes its technical and engineering expertise in the production of specialty metal halide lamps and its unique marketing approach give it a competitive advantage in this market, the Company’s three primary competitors have significantly longer operating histories, substantially greater financial, technical and other resources and larger marketing and distribution organizations than the Company and could expand their focus into specialty lamps.

The Company does not believe that the foreign lamp manufacturers to whom the Company has sold lamp production equipment compete with the Company’s specialty products. Due to the technical and engineering expertise required to produce a new type of metal halide lamp, these purchasers have typically only produced the standard-type lamps in which the Company has trained them. Although these purchasers could potentially produce specialty lamp types to compete with the Company, these purchasers would need to develop or acquire the expertise required to produce specialty metal halide lamps.

The Company’s North American and European power supply products compete primarily with products of two manufacturers, Advance Transformer, a subsidiary of Philips, and MagneTek, both headquartered in the United States. Both these companies have focused on the large fluorescent power supply market whereas the focus of the Company’s power supply operations has been in HID magnetic power supplies for use primarily in metal halide applications. Competition in power supplies has traditionally depended on price and delivery, which has resulted in the failure to develop power supplies to optimize metal halide lighting systems. The Company’s power supply operations intend to compete on the ability to deliver power supplies which are designed to enhance performance of metal halide lighting systems.

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

DSI competes with respect to its major telecommunications products with numerous producers of components and systems, many of which possess greater financial, manufacturing, marketing and distribution resources than DSI. The principal competitors for DSI’s products are certain large OEMs, such as JDS Uniphase Corporation, Corning Incorporated, and Lucent Technologies, Inc., which have significant internal capability to manufacture thin film filter products, and a variety of smaller companies which specialize in optical coatings, such as Cierra Photonics, Inc., Precision Optics Corp., Inc., Barr Associates, Inc., Iridian Spectral Technologies, Ltd., Thin Film Technologies, Inc., and Evaporated Coatings, Inc.

Intellectual Property

The Company relies primarily on trade secret, trademark, and patent laws to protect its rights to certain aspects of its products, including proprietary manufacturing processes and technologies, product research and concepts and trademarks, all of which the Company believes are important to the success of its products and its competitive position. In the past, the Company has successfully taken legal action to enjoin misappropriation of trade secrets by other parties. Any litigation involving misappropriation of the Company’s trade secrets or other intellectual property rights could require the Company to increase significantly the resources devoted to such efforts. In addition, an adverse determination in litigation could subject the Company to the loss of its rights to a particular trade secret, trademark or patent; could require the Company to grant licenses to third parties; could prevent the Company from manufacturing, selling or using certain aspects of its products; or could subject the Company to substantial liability, any of which could have a material adverse effect on the Company’s results of operations. The patent positions of companies such as ADLT and its subsidiaries can be highly uncertain and involve complex legal and factual questions, and therefore the breadth of claims allowed in such patents and their enforceability cannot be predicted. Therefore, we cannot provide assurance that the claims in any existing or subsequently issued patent will be sufficient to protect ADLT’s or its subsidiaries intellectual property or that such patent will not be challenged, invalidated, held unenforceable or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages. See also “Item 3. Legal Proceedings.”

Telecommunication Applications of Company Technology

Telecommunications Business Unit

A portion of the in-process research and development which was acquired when the Company purchased DSI was for research and development projects directed at telecommunications applications (the “Fiber Optics Project”). These projects involved the development of processes for the application of optical coatings to products for telecommunications applications. At the time of the acquisition the future importance of these technologies and optical products to telecommunications infrastructure was not clear. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Update on In-Process Research and Development.”

The Fiber Optics Project was directed at development of (i) optical coatings that reduce insertion losses in fiber optic communications systems, including wavelength division multiplexing (WDM) and dense wavelength division multiplexing (DWDM) systems; (ii) collimating micro-optics for use in WDM and DWDM systems; (iii) filter elements for use in WDM systems; (iv) secondary filter elements for use in DWDM systems; and (v) narrow bandpass filter elements for use in the multiplex/demultiplex function of DWDM systems. WDM and DWDM are technologies that allow multiple wavelengths of light to be simultaneously transmitted through a single fiber optic cable. The first four projects have resulted in commercial products, and sales of these products reached $2.61 million in fiscal 2001, an increase of 80% over the $1.45 million recognized in fiscal 2000. The Company has demonstrated key DWDM filter manufacturing capabilities using its patented MicroDyn® technology. The Company believes that it will develop and market commercial narrow bandpass filter products that take advantage of the Company’s patented MicroDyn® sputtering technology.

While the Company does apply optical coatings to elements supplied by its customers, the supply of entire assemblies and components is expected to be an increasing portion of its business. The Company expects that this trend to forward integration will continue. The Company has existing manufacturing capacity to support sales of up to $10 million per year of existing products. Following additional capital investments, the Company anticipates achieving additional manufacturing capability and revenue for DWDM products using MicroDyn® technology. The Company believes that it can increase its production capacity for its telecommunications products beyond existing levels with additional capital expenditures, on which this growing business depends.

DSI believes that the current supply exceeds demand for many of these thin film coating products for the telecommunications industry. The principal competitors for the Company’s DWDM products are certain large OEMs, such as JDS Uniphase Corporation, Corning Incorporated, and Lucent Technologies, Inc., which have significant internal capability to manufacture thin film filter products, and a variety of smaller companies which specialize in optical coatings, such as Cierra Photonics, Inc., Precision Optics Corp., Inc., Barr Associates, Inc., Iridian Spectral Technologies, Ltd., Thin Film Technologies, Inc., and Evaporated Coatings, Inc. The Company also believes that these large OEMs also represent substantial opportunities for sales of its products.

The Company recognizes that the successful, full-scale development of its telecommunications business unit requires a level of focus and resources that the Company may not be able to provide while this unit resides within a subsidiary of the Company. In pursuit of maximizing shareholder value, the Company has and will continue to explore various strategic alternatives that would enable the telecommunications business unit to pursue an aggressive, focused strategy with sufficient assets and cash to compete in this market.

No final decisions have been made about the future courses of action to be pursued. However, the Company is in discussions with several investment banking firms to assist in identifying and implementing the best strategic alternative for the telecommunications unit.

Environmental Regulation

The Company’s operations are subject to federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials as well as laws relating to occupational health and safety. The Company believes that its business, operations and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. However, the operations of manufacturing plants entail risks in these areas, which could potentially result in significant expenditures in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

In 1993, the Company entered into a consent decree with the City of Solon Sewer District (“Solon”) with respect to the discharge of mercury into the sewer system from its Solon, Ohio plant operations. The Company instituted procedures to comply with this consent decree, and the consent decree expired by its terms due to the Company’s operation within required discharge limits for the period required by the decree. Routine monthly sampling of the effluent by City of Solon between September 1995 and September 1996 revealed instances of mercury discharge in excess of the limits imposed by Solon. Subsequent tests conducted by Solon showed mercury discharges within required limits. In March 1999, there was a single instance which showed mercury discharges above the required limits. The Company has reviewed and updated its plan intended to prevent intermittently exceeding Solon’s mercury standards. The Company believes the cost of continued compliance will not have a material effect on its financial position or results of operations.

The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its future financial position or results of operations. Capital expenditures and operating expenses in fiscal 2001, fiscal 2000 and fiscal 1999 attributable to compliance with such legislation were not material.

Employees

As of June 30, 2001, the Company had approximately 2088 full-time employees, consisting of employees engaged in the designing, manufacturing and marketing of materials (223 employees), system components (1,237 employees), systems (584 employees) and production equipment (20 employees) and 24 employees in corporate/administrative services. As a result of the proposed sale of three fixture subsidiaries and the consolidation and restructuring of worldwide operations, the number of employees will decline significantly. The Company believes that its employee relations are good. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

Item 2. Properties

The Company’s headquarters are located in Solon, Ohio, and the Company maintains manufacturing facilities in California, Ohio, Illinois, Wisconsin, Rhode Island, Chennai (Madras), India, Nova Scotia, Canada and Draycott, England. Set forth below is certain information with respect to the Company’s principal facilities as of June 30, 2001:

		Approximate
		Square	Owned/
Facility Location	Activities	Footage	Leased

North America

Racine, Wisconsin	Office, manufacturing, finishing,	440,000	Owned

	distribution warehouse

Solon, Ohio	Office, systems components manufacturing,	330,000	Owned

	distribution warehouse

Urbana, Illinois	Materials manufacturing	62,000	Owned

Santa Rosa, California	Office, manufacturing	180,000	Leased

		7,000	Owned

Amherst, Nova Scotia, Canada	Office, power supply manufacturing, warehouse	45,000	Owned

Middletown, Rhode Island	Office, fixture manufacturing	37,000	Owned

Mississauga, Ontario, Canada	Distribution warehouse, office	13,000	Leased

Other

Draycott, England	Office, power supply manufacturing, warehouse	125,000	Owned

Chennai (Madras) India	System components manufacturing	40,000	Owned

Wantirna South, Victoria, Australia	Distribution warehouse, office	33,000	Owned

Mitcham, Victoria, Australia	Distribution warehouse, office	15,000	Leased

Florence, Italy	Office, fixture assembly, warehouse	10,000	Leased

The owned facilities are subject to mortgages in the following approximate outstanding amounts as of June 30, 2001: Racine — $8.9 million; Solon — $4.6 million; Santa Rosa — $375,000; and Urbana — $487,000. The aggregate annual rental cost of leased facilities is approximately $2.1 million, and the average remaining lease term is 7.2 years.

Item 3. Legal Proceedings

In April and May 1999, three class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged shareholders of the Company on behalf of themselves and purported classes consisting of Company shareholders, other than the defendants and their affiliates, who purchased stock during the period from December 30, 1997 through September 30, 1998 or various portions thereof. A First Amended Class Action Complaint, consolidating the three lawsuits, was filed on September 30, 1999, and the action is now pending before a single judge. The named defendants in the case — styled In Re Advanced Lighting Technologies, Inc. Securities Litigation, Master File No. 1:00CV836, pending before the United States District Court, Northern District of Ohio — are the Company and its Chairman and Chief Executive Officer (CEO).

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

Excluding the case noted above, the Company does not have pending any litigation which, separately or in the aggregate, if adversely determined, could reasonably be expected to have a material adverse effect on the Company. The Company and its subsidiaries may, from time to time, be a party to litigation or administrative proceedings that arise in the normal course of their business.

The Company’s DSI subsidiary has received notice from a competitor, which manufactures and markets equipment for the application of thin-films and provides thin-film coatings for lighting and other markets. The competitor questioned whether certain of DSI’s equipment infringes on the competitor’s patented process. DSI responded to this inquiry and has not received any further communication concerning this question as to infringement since April 1999. In the event any claim of infringement is made, DSI’s management intends to vigorously defend any such claim. The Company does not expect such patent opposition to be successful and, even if it were successful, the Company does not believe that it would have a material adverse effect on DSI’s or ADLT’s business, business prospects or results of operations. Separately, the same competitor filed an opposition to DSI’s European MicroDyn® patent. DSI successfully defended the opposition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Shareholder Matters

The Common Stock is quoted on the Nasdaq National Market under the symbol “ADLT.” The following table sets forth for the periods indicated the range of high and low sale prices for the Common Stock, as reported on the Nasdaq National Market:

	High	Low

Fiscal Year Ending June 30, 2001
First Quarter	$19.94	$11.31

Second Quarter	12.81	4.00

Third Quarter	9.88	4.00

Fourth Quarter	6.73	3.90

Fiscal Year Ended June 30, 2000
First Quarter	$9.00	$6.88

Second Quarter	8.50	4.75

Third Quarter	23.75	5.56

Fourth Quarter	22.00	9.13

As of June 30, 2001 there were approximately 278 holders of record of the Company’s Common Stock. The Company has never declared or paid a cash dividend. The terms of the Company’s $65 million Bank Credit Facility prohibit the payment of dividends, other than dividends consisting of Company stock, without the consent of the lending banks. The Company’s Indenture relating to its 8% Senior Notes limits the payment of cash dividends by the Company to certain amounts determined by the Company’s earnings and equity investment in the Company after March 31, 1998. In addition, financial covenants, including ratios, contained in the Bank Credit Facility, may limit payment of dividends indirectly.

The Company does not intend to declare or pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company’s business.

Item 6.  Selected Financial Data

The following table contains certain selected financial data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto of the Company. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Items 7 and 8 below.

		Fiscal Year Ended June 30,

	2001	2000	1999	1998	1997

	(In thousands, except per share dollar amounts)
Operating Statement Data:

Net sales (1)	$219,448	$228,596	$196,428	$169,900	$86,913

Costs and expenses:

Cost of sales	130,481	135,114	135,349	101,416	45,536

Marketing and selling (1)	46,751	45,132	48,684	31,822	16,457

Research and development	12,693	14,763	17,680	10,843	5,804

General and administrative	13,831	15,385	21,192	12,208	7,184

Loss from settlement of claim (2)	—	—	—	—	771

Gain on sale of property	(1,115)	—	—	—	—

Fiber optic joint venture formation costs	—	—	—	212	286

Purchased research and development (3)	—	—	—	18,220	—

Special charges (3)	—	(475)	31,107	15,918	—

Amortization of intangible assets	2,862	2,766	2,789	1,691	406

Income (loss) from operations	13,945	15,911	(60,373)	(22,430)	10,469

Interest income (expense), net	(12,824)	(13,393)	(12,767)	(2,388)	(668)

Gain (loss) from equity investment (4)	(234)	70	(6,318)	(501)	—

Income (loss) from continuing operations before income taxes, minority interest, extraordinary charge and accounting change	887	2,588	(79,458)	(25,319)	9,801

Income taxes	516	635	2,281	(1,311)	2,697

Income (loss) from continuing operations before extraordinary charge and accounting change	371	1,953	(81,739)	(24,008)	7,104

Minority interest	(100)	(25)	—	—	—

Recontinuance of previously discontinued operations (5)	—	—	1,331	(1,331)	—

Income (loss) before extraordinary charge and accounting change	271	1,928	(80,408)	(25,339)	7,104

Extraordinary charge, net of applicable income tax benefits (6)	—	—	(902)	(604)	—

Cumulative effect for change in accounting (7)	—	—	(2,443)	—	—

Net income (loss)	$271	$1,928	$(83,753)	$(25,943)	$7,104

Earnings (loss) per share — diluted (8):

Income (loss) from continuing operations	$(.10)	$.0	$(4.04)	$(1.32)	$.52

Recontinuance of previously discontinued operations	—	—	.07	(.07)	—

Extraordinary charge	—	—	(.05)	(.04)	—

Cumulative effect for change in accounting (8)	(.24)	—	(.12)	—	—

Net earnings (loss) per share — diluted	$(.34)	$.0	$(4.14)	$(1.43)	$.52

Shares used for computing per share amounts — diluted	22,446	21,331	20,232	18,195	13,558

		Fiscal Year Ended June 30,

	2001	2000	1999	1998	1997

Balance Sheet Data:

Cash and cash equivalents	$3,652	$3,890	$3,830	$21,917	$4,198

Working capital	46,056	40,004	18,629	79,852	42,380

Total assets	316,001	304,475	284,506	329,434	134,838

Long-term debt	154,914	158,110	152,496	117,756	35,908

Preferred stock	19,554	16,999	—	—	—

Common shareholders’ equity	98,290	82,783	77,441	170,837	66,032

(1)	Net sales for all years presented have been adjusted to include shipping and handling fees charged to customers. Previously these amounts were classified in marketing and selling expense as an offset to freight costs incurred. This reclassification reflects the adoption of Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF Issue 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling be classified as revenue. Net sales and marketing and selling expenses were both increased by $3,729 in fiscal 2001, $3,560 in fiscal 2000, $3,225 in fiscal 1999, $1,551 in fiscal 1998 and $423 in fiscal 1997.

(2)	On March 1, 1996, a former Venture shareholder, asserted a claim against certain officers and directors of the Company, and subsequently against the Company, seeking $3,600 in damages relating to the redemption of his Venture shares prior to the Combination. On August 23, 1996, another former Venture shareholder filed a similar claim against the Company and such officers and directors seeking damages of $1,600. On November 29, 1996, the Company and such officers and directors entered into a settlement of both claims for an aggregate amount of $475. The pretax charge of $771 in fiscal 1997 represents the $475 settlement plus legal and other directly-related costs, net of insurance recoveries.

(3)	Fiscal 1999 results include special charges related to the Company’s plans to accelerate its focus on metal halide products, insulate it from deteriorating economic conditions in the Pacific Rim, exit its non-core products, integrate fully its core and acquired U.S. operations to produce profitable growth and reduce its use of cash. Specific initiatives by the Company included principally: (a) limiting further Pacific Rim expansion, (b) changing global lamp manufacturing strategy, (c) restructuring marketing operations in North America and Europe, (d) accelerating exit from non-core product lines, (e) consolidating equipment manufacturing operations, (f) reducing corporate and administrative overhead, and (g) evaluating long-lived assets. Also included in special charges are amounts related to the wind-down of portable fixture manufacturing operations. The amounts are classified in the fiscal 1999 statement of operations as: cost of sales— $3,956 and, special charges— $31,107.

Fiscal 1998 results include special charges related to the purchase price allocation for Deposition Sciences, Inc. (“DSI”) of $18,220 for purchased in-process research and development. The special charges also include $17,984 principally relating to the rationalization of the Company’s global power supply operations, principally: (a) the discontinuance of certain power supply products at the Company’s power supply facilities, (b) the write-down of certain intangible and fixed assets and (c) charges related to the consolidation and rationalization cost of distribution activities and of new information systems and a reassessment of investments. The amounts are classified in the fiscal 1998 statement of operations as: cost of sales — $2,066; purchased in-process research and development — $18,220; and, special charges — $15,918.

(4)	In fiscal 1999, the loss from equity investments includes a pretax noncash write-down of $5,883 related to the Company’s investment in the Unison joint venture.

(5)	Microsun Technologies, Inc. (“Microsun”) was identified in March 1998 for disposition through a plan to distribute to ADLT shareholders all of the ownership of Microsun in a tax-free spin-off transaction estimated to be completed by December 1998. Because of the deterioration of the capital markets and the inability to raise capital necessary to spin-off the Microsun business, the Company concluded that it would wind-down the operations, close the manufacturing facilities and liquidate the assets of Microsun. In October 1999, management decided, with the approval of the Board of Directors to retain the Microsun business — the portable lighting fixture products business that uses metal halide lighting technology — as part of the Company’s continuing operation. In accordance with the accounting requirements for re-continuance, the financial statements have been reclassified to present Microsun within continuing operations.

(6)	In fiscal 1999, the Company incurred an extraordinary loss on the early extinguishment of debt of $902. In fiscal 1998, the Company incurred an extraordinary loss on the early extinguishment of debt of $604.

(7)	In fiscal 1999, the Company recorded $2,443 as a cumulative change in accounting principle relating to the write-off of start up costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-Up Activities.” SOP 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs, and required that the Company expense all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle.

(8)	Net earnings (loss) per share is based upon the income attributable to holders of Common Stock. Such income has been decreased by preferred share accretion of $7,884 ($.35 per share) in fiscal 2001 and $1,796 ($.08 per share) in fiscal 2000. The Company adopted Emerging Issues Task Force (“EITF”) Issue 00-27, “Application of EITF 98-5, `Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments” in the quarter ended December 31, 2000. EITF Issue 00-27 requires that a convertible instrument’s beneficial conversion feature be measured using an effective conversion price. As a result, the value assigned to the redeemable preferred stock was adjusted by $5,329 for the discount related to the beneficial conversion option. This additional discount was immediately accreted to paid-in capital in a manner similar to a cumulative effect of an accounting change since the redeemable preferred stock was convertible at the time of issuance.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands, except per share data amounts)

The following discussion should be read in connection with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 - Financial Statements and Supplementary Data.

General

The Company designs, manufactures and markets metal halide lighting products, including materials, system components, systems and equipment. Metal halide lighting is currently used primarily in commercial and industrial applications such as factories and warehouses, outdoor site and landscape lighting, sports facilities and large retail spaces such as superstores. With the January 1998 acquisition of Deposition Sciences, Inc.(“DSI”), the Company also manufactures and markets turnkey deposition equipment to produce thin film coatings for a variety of applications. Systems, components and materials revenue is recognized when products are shipped, and equipment revenue is recognized under the percentage of completion method.

Consistent with the Company’s strategy for new product introductions, the Company invests substantial resources in research and development to engineer materials and system components to be included in customers’ specialized lighting systems. Over the last three fiscal years, the Company has spent an aggregate of $45,136 on research and development, representing 7.0% of aggregate net sales over that period. Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form® pulse start products. Uni-Form® pulse start products are a new generation of metal halide components and systems introduced in 1999 which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. The Company has spent additional amounts for manufacturing process and efficiency enhancements, which were charged to cost of goods sold when incurred. While research and development expenditures have declined over the last three fiscal years in connection with the Company’s commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry. See also Item 1. “Business — Recent Developments” above and “Liquidity and Capital Resources” below.

Recent Developments

Proposed Sale of Fixture Operations

In September 2001, the Company announced that it had signed a letter of intent to sell its fixture subsidiaries, known as Ruud Lighting, Kramer Lighting, and Ruud Lighting Europe, to an investor group led by Alan J. Ruud, ADLT’s current President and Chief Operating Officer. The transaction is expected to reduce the Company’s debt by approximately $41,000. In addition, the Company would receive a $6,000 purchase note. If the Company receives the consent of the majority in principal amount of its 8% Senior Notes, it may require delivery of 3,000,000 shares of Company common stock in satisfaction of the purchase note. The Company anticipates that the sale will be completed in the fiscal 2002 second quarter ending December 31, 2001. The Company expects a substantial noncash charge from the transaction based on the current terms of the letter of intent. Mr. Wayne R. Hellman, the Company’s Chief Executive Officer and Mr. Steven C. Potts, the Company’s Chief Financial Officer will assume Mr. Ruud’s responsibilities. The letter of intent is subject to certain conditions including approval of the transaction by the

Company’s Board of Directors, approval by the Company’s lending banks and completion of financing arrangements by the purchasers. The Company has no assurance that these conditions can be satisfied, or that any consent can be obtained from holders of the Company’s 8% Senior Notes.

Consolidation of Power Supply Production Operations

In July 2001, the Company announced that it is consolidating its power supply production operations from Draycott, England into its existing high-efficiency factory in Chennai (Madras), India. The Company’s magnetic and electronic ballast, ignitor and electronic controls manufacturing will be relocated from England to India during the first half of fiscal 2002. The consolidation is expected to reduce manufacturing costs by providing a central manufacturing location to serve the Company’s international operations.

The Company plans to take a charge that is related to closing costs, including severance packages, costs associated with moving equipment and related set-up costs. The charge is expected to be between $1,500 and $2,000 and will be taken in the first quarter of fiscal 2002. The Company expects the consolidation to result in cost savings of approximately $2,000 per year.

Restructuring of Worldwide Operations

In August 2001, the Company announced that it will further restructure its worldwide operations. As a result of this restructuring, the Company expects to reduce operating costs by approximately $8,000 annually. The plan includes staff reductions at all levels and the consolidation of certain overlapping operations.

The combined effect of the consolidation of the power supply operations discussed above and the worldwide restructuring is expected to be annualized savings of approximately $10,000. The Company expects to take a total charge of approximately $4,000 to $6,000 relating to severance and implementation costs for these actions, most of which will be taken in the first quarter of fiscal 2002.

Issuance of Common Stock

On August 31, 2000, the Company completed a public offering of 1,700,000 shares of its common stock at a price of $15.00 per share under a $300,000 shelf registration filed with the Securities and Exchange Commission which became effective in July 2000.

General Electric Company Investment

On October 6, 1999, General Electric Company (“GE”) completed an investment in the Company of $20,554. In addition, GE and the Company entered into a five-year, renewable agreement for the supply of metal halide salts to GE.

The GE investment includes 761,250 shares of the Company’s newly created Series A Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) which GE has exercised to acquire 998,703 shares of Common Stock. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by GE represent approximately 17.0% of the voting power and equity ownership of the Company. See “Terms of the Series A Stock” below. Pursuant to the terms of the stock purchase agreement, GE provided the Company with candidates for the Company’s Board of Directors who are not directors, officers, employees or 10% shareholders of GE. The Company is required to cause the number of such candidates serving on the Board to be equal to the greater of 20% of the number of members of the Board or the number of members which most nearly corresponds to GE’s percentage ownership interest in the Company. In December 1999, the Company appointed two GE candidates to the Board of Directors.

The proceeds of the GE transaction were applied principally to the reduction of short-term liabilities and outstanding amounts under the Company’s Bank Credit Facility, and had the effect of increasing available borrowings under the Company’s Bank Credit Facility.

The following summaries of the terms of the Series A Stock, the Terms of the Initial Warrant and Additional Terms of the GE Transaction are summaries of the definitive documents in connection with the GE investment.

Terms of the Series A Stock

The Series A Stock is a newly authorized series of preferred stock of the Company created for issuance in the GE transaction. 761,250 shares of Series A Stock have been authorized and issued to GE. The Series A Stock has a liquidation preference of $27 per share, plus an amount equal to 8% per annum compounded annually from the date of issuance to the date of payment (“Liquidation Preference Amount”).

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

The Company is required to redeem any shares of Series A Stock which have not been converted or retired on September 30, 2010. Any such redemption would be made at the Liquidation Preference Amount. In addition, holders of the Series A Stock may require the Company to redeem their shares of Series A Stock by giving notice to the Company on or before September 30, 2004. If such notice is given, the Company will be required to make such redemption on or prior to September 30, 2005. In addition, holders of Series A Stock will be entitled to require the Company to redeem the Series A Stock following the occurrence of any of the following events (each a “Triggering Event”): any action by the Company to give effect to certain major corporate actions, including actions to merge, sell all or a substantial portion of its assets (other than in the ordinary course of business), issue capital stock, incur or have outstanding indebtedness for borrowed money in excess of $210,000. Upon the occurrence of a Triggering Event, the holders of the Series A Stock may require the Company to redeem their shares of Series A Stock by giving notice to the Company within 90 days following the Triggering Event. If such notice is given, the Company will be required to make such redemption within one year following such notice. Any such redemption would be made at the Liquidation Preference Amount. Under the terms of the Company’s Bank Credit Facility and the indenture (the “Indenture”) relating to the Company’s Senior Notes due 2008, the redemption of the Series A Stock would currently constitute an event of default, permitting acceleration of the related indebtedness. If prior consent of the banks is obtained, the redemption is permitted under the Bank Credit Facility. Payments for the redemption of equity securities are “Restricted Payments” under the Indenture. The total of all “Restricted Payments” under the Indenture (with exceptions not applicable to stock redemption) cannot exceed one-half of the total of consolidated net earnings of the Company (excluding consideration of certain unusual items) from April 1, 1998 (taken as a single period) plus the amount of proceeds received from sales of non-redeemable stock. As of June 30, 2001, the Company had a net loss, excluding extraordinary items, of $79,358 for the period. Proceeds of qualifying stock sales for the period have been approximately $26,700 (including the proceeds of the Company’s public offering of Common Stock completed in August 2000). Until this deficit has been cured, and sufficient proceeds are received and/or earnings are achieved, the Company cannot redeem the Series A Stock without causing an event of default with respect to the Senior Notes. In addition, the Indenture prohibits Restricted Payments (with exceptions not applicable to stock redemptions) at any time where the ratio of EBITDA to Interest Expense for the preceding four fiscal quarters does not exceed 2.5 to 1.

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

Additional Terms of the GE Transaction

In addition to GE’s initial investment, under certain circumstances, GE will be entitled to make additional investments in the Company and receive the right to vote additional shares of Company Common Stock. The exercise of certain of these rights is subject to applicable law, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Approval”). GE and the Company entered into a Contingent Warrant Agreement (“Contingent Warrant Agreement”). The Contingent Warrant Agreement identifies certain occurrences, which will entitle GE to exercise these rights.

Upon the Second Occurrence (defined below), if it occurs, GE would receive the right to vote the number of shares then owned by Wayne R. Hellman and Hellman, LTD. pursuant to proxies granted by Messrs. Hellman and Ruud. GE would receive the right to vote the number of shares as to which Mr. Hellman then has voting power pursuant to the Hellman Voting Trust or Irrevocable Proxies granted with respect to shares removed from the Hellman Voting Trust (all shares voted by Mr. Hellman, approximately 3.3 million shares at August 31, 2001, are referred to collectively as the “Hellman Shares”). GE would also have an option, at the then current market price, to purchase from Messrs. Hellman and Ruud, the number of shares of Common Stock which, together with the shares owned by GE, would represent 25% of the voting power of the Company. The Company would also be required to grant to GE an additional warrant (the “First Contingent Warrant”) to purchase shares of Company Common Stock at the then current market price. The number of shares subject to the First Contingent Warrant would be equal to the number of shares required to allow GE to have a majority of the voting power of the Company, assuming GE had effective proxies with respect to all shares as to which Messrs. Hellman and Ruud then have voting power. At August 31, 2001, the number of shares subject to the First Contingent Warrant would have been approximately 3.6 million shares. The number of shares subject to the First Contingent Warrant increases on a one-for-one basis for each share newly issued by the Company and increases on a two-for-one basis for each share sold as to which Messrs. Hellman or Ruud have voting power.

The issuance of the First Contingent Warrant, the options on shares held by Messrs. Hellman and Ruud, and effectiveness of GE’s proxy with respect to any such shares is subject to HSR Approval unless the market value of shares held by GE and subject to the option, is less than $50,000 at any time within the previous 45 days (which requires the Company and GE to provide information to the federal government to allow it to determine whether to contest an increase by GE to an interest in the Company in excess of 25% pursuant to antitrust law). If the proxies become effective after the Second Occurrence, GE will have the proxies to vote the number of Hellman Shares and will be entitled to exercise approximately 37.9% of the then outstanding voting power of the Company (assuming that none of the Hellman Shares have been transferred by the beneficial owners and no issuance of additional shares by the Company other than pursuant to the GE transaction) or approximately 36.2% of the voting power of the Company on a fully diluted basis. Therefore, upon a Second Occurrence and the ability to exercise the First Contingent Warrant, GE could obtain in excess of 35% of the voting power of the Company on a fully diluted basis. If GE were to acquire in excess of 35% of the voting power of the Company on a fully diluted basis, the terms of the Indenture relating to the Senior Notes would require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest (“Offer to Repurchase Notes”), and the Company’s banks will have the ability to demand payment of the Bank Credit Facility.

Upon the Third Occurrence (defined below), GE would receive the right to vote the number of shares then owned by Mr. Ruud, and the right to vote the number of shares as to which Mr. Ruud then has voting power pursuant to the Ruud Voting Trust or Irrevocable Proxies granted with respect to shares removed from the Ruud Voting Trust, currently approximately 3.6 million shares (the “Ruud Shares”). The effectiveness of this right requires that the conditions for the effectiveness of the proxies following the Second Occurrence have been satisfied. If the proxies on the Ruud Shares become effective after the Third Occurrence, GE will have the right to vote the Ruud Shares and will be entitled to exercise approximately 50.0% of the then outstanding voting power of the Company (assuming that none of the Hellman Shares or the Ruud Shares have been sold by the beneficial owners, no exercise by GE of the Contingent Warrants and no issuance of additional shares by the Company other than pursuant to the GE transaction) or approximately 47.8% of the voting power of the Company on a fully diluted basis. If the Company has not already made an Offer to Repurchase Notes, it will be required to make the offer upon effectiveness of the proxy on the Ruud Shares and the Company’s banks will have the ability to demand payment of the Bank Credit Facility. In addition, GE will receive an additional warrant (the “Second Contingent Warrant”) which will entitle GE to purchase additional shares of Common Stock at the then current market price. The number of shares subject to the Second Contingent Warrant will be the number of shares necessary to give GE 50% plus one vote of the voting power of the Company (including the exercise of all outstanding Warrants, shares subject to irrevocable proxies, the shares subject to the Second Contingent Warrant and all proxies held with respect to Hellman Shares and Ruud Shares). After the Third Occurrence, if the Company issues additional shares of Common Stock to anyone other than GE, GE will be entitled to purchase, on the same terms given to the third party, the number of shares required to maintain GE’s voting power.

The basis for GE’s additional rights will be the failure of the Company to maintain a 2.0 to 1.0 ratio of EBITDA (as defined) to Interest Expense (as defined) over the applicable measurement periods. The first measurement period was the six months ended December 31, 1999. Thereafter, the measurement periods are the six months ending on the last day of each successive fiscal quarter until September 30, 2010. The first failure to maintain the required ratio would be the “First Occurrence,” the second such failure would be the “Second Occurrence” and the third such failure would be the “Third Occurrence.” The ratio for the six months ended December 31, 1999, was 1.9 to 1.0 and, therefore, the First Occurrence has taken place. However, after the First Occurrence, if the Company maintains the required ratio in the three fiscal quarters immediately prior to the failure, a Second Occurrence or Third Occurrence, as the case may be, would not be effective as a result of such failure. In August 2000 in connection with the Company’s public offering and sale of 1.7 million shares of its Common Stock, GE agreed that there would be no measurement periods for the six-month periods ended June 30, 2000 or September 30, 2000. GE has also agreed that there would be no measurement period for the six-month period ended June 30, 2001. The Company did not maintain at least a 2.0 to 1 ratio of EBITDA to Interest Expense in each of the last three quarters of fiscal 2001. Under the terms of the transaction, EBITDA consists of net earnings, plus interest expense, plus depreciation and amortization, plus income taxes, less extraordinary gains and gains from asset sales plus extraordinary losses and losses from asset sales. Interest Expense consists of interest expense (net of interest income) calculated in accordance with generally accepted accounting principles, but excludes amortization of deferred financing costs up to a maximum of $125 in any fiscal quarter.

The Company also entered into a number of other agreements with GE in connection with the transaction. The Company has entered into a standard registration rights agreement, which will require the Company, upon GE’s request, to register the sale of the shares of Company Common Stock issued in connection with the investment. If GE were to require such registration and sell a substantial number of shares, it could adversely affect the market price of Company shares and the ability of the Company to sell equity securities.

In addition to the proxies granted to GE by Messrs. Hellman and Ruud, Messrs. Hellman and Ruud have granted to GE a first refusal right on the sale of their shares. This agreement requires that if Messrs. Hellman and Ruud, or Hellman Ltd., wish to sell shares of Company stock, they must first offer the shares to GE on the same terms. The effect of sales of Company stock by Messrs. Hellman and Ruud and Hellman Ltd. to third parties would be to increase the number of shares which GE would have to buy from the Company pursuant to the Contingent Warrants to obtain voting control of the Company. After issuance of the Second Contingent Warrant, such sales would eliminate GE’s contractual right to achieve complete voting control. In addition, upon a Second Occurrence, GE will have an option to purchase shares from Messrs. Hellman and Ruud, which would permit GE to raise its ownership to 25% of the outstanding shares of Company Common Stock.

Telecommunications Business Unit

In February 2000, the Company announced the creation of its Fiber Optic Telecommunications Business Unit, which develops and manufactures passive optical telecommunications devices and components, based on its optical coating technology. The telecommunications operations are located in Santa Rosa, California. The Telecommunications Unit exploits the proprietary coating equipment, advanced thin film technologies, and measurement capabilities developed by DSI over the last fifteen years for a wide variety of demanding products in both military and commercial applications.

Prior to the formation of the telecommunications unit, the development and coating of telecommunications products was performed by DSI’s R&D Engineering unit. With the formation of the telecommunications unit, two employees were transferred from the R&D Engineering unit to the telecommunications unit with additional engineering and sales personnel being hired for the unit. Also, DSI assigned thin film coating machines from other areas of the company as well as purchasing and constructing additional equipment to be used in the telecommunications business.

A portion of the in-process research and development which was acquired when the Company purchased DSI was for research and development projects directed at telecommunications applications (the “Fiber Optics Project”). These projects involved the development of processes for the application of optical coatings to products for telecommunications applications. At the time of the acquisition the future importance of these technologies and optical products to telecommunications infrastructure was not clear. (For more information, see “Update on In-Process Research and Development.”)

The Fiber Optics Project was directed at development of (i) optical coatings that reduce insertion losses in fiber optic communications systems, including wavelength division multiplexing (WDM) and dense wavelength division multiplexing (DWDM) systems; (ii) collimating micro-optics for use in WDM and DWDM systems; (iii) filter elements for use in WDM systems; (iv) secondary filter elements for use in DWDM systems; (v) narrow bandpass filter elements for use in the multiplex/demultiplex function of DWDM systems. WDM and DWDM are technologies that allow multiple wavelengths of light to be simultaneously transmitted through a single fiber optic cable. The first four projects have resulted in commercial products, and sales of these products reached $2,613 in fiscal 2001, an increase of 80% over the $1,453 recognized in fiscal 2000. Telecommunication product sales for the fourth quarter of fiscal 2001 approximated $600, up 16% from $517 in the fourth quarter of fiscal 2000. Backorders in the telecom product area grew to $3,200 at June 30, 2001 from $1,800 at December 31, 2000. The Company has demonstrated key DWDM filter manufacturing capabilities using its patented MicroDyn® technology. The Company believes that it will develop and market commercial narrow bandpass filter products that take advantage of the Company’s patented MicroDyn® sputtering technology.

While the Company does apply optical coatings to elements supplied by its customers, the supply of entire assemblies and components is expected to be an increasing portion of its business. The Company expects that this trend to forward integration will continue. The Company has existing manufacturing capacity to support sales of up to $10,000 per year of existing products. Following additional capital investments, the Company anticipates achieving additional manufacturing capability and revenue for DWDM products using MicroDyn® technology. The Company believes that it can increase its production capacity for its telecommunications products beyond existing levels with additional capital expenditures, on which this growing business depends.

DSI believes that the current supply exceeds demand for many of these thin film coating products for the telecommunications industry. The principal competitors for the Company’s products are certain large OEMs, such as JDS Uniphase Corporation, Corning Incorporated, and Lucent Technologies, Inc., which have significant internal capability to manufacture thin film filter products, and a variety of smaller companies which specialize in optical coatings, such as Cierra Photonics, Inc., Precision Optics Corp., Inc., Barr Associates, Inc., Iridian Spectral Technologies, Ltd., Thin Film Technologies, Inc., and Evaporated Coatings, Inc. The Company also believes that the large OEMs also represent substantial opportunities for sales of its products.

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

The Company recognizes that the successful, full-scale development of its telecommunications business unit requires a level of focus and resources that the Company may not be able to provide while this unit resides within a subsidiary of the Company. In pursuit of maximizing shareholder value, the Company has and will continue to explore various strategic alternatives that would enable the telecommunications business unit to pursue an aggressive, focused strategy with sufficient assets and cash to compete in this market.

No final decisions have been made about the future courses of action to be pursued. However, the Company is in discussions with several investment banking firms to assist in identifying and implementing the best strategic alternative for the telecommunications unit.

Discontinued Operations Subsequently Retained

Microsun Technologies, Inc. (“Microsun”) was identified in March 1998 for disposition through a plan to distribute to ADLT shareholders all of the ownership of Microsun in a tax-free spin-off transaction estimated to be completed by December 1998. Because of the deterioration of the capital markets and the inability to raise capital necessary to spin-off the Microsun business, the Company concluded that it would wind-down the operations, close the manufacturing facilities and liquidate the assets of Microsun. At June 30, 1999, the plan of wind-down had been accomplished, the manufacturing facilities closed and substantially all assets had been disposed. Accordingly, there were no remaining discontinued operations accrued losses associated with Microsun at June 30, 1999.

In October 1999, management decided, with the approval of the Board of Directors, to retain the Microsun business — the portable lighting fixture products business that uses metal halide lighting technology — as part of the Company’s continuing operation. The decision to retain the business was based on management’s belief that, among other reasons, the market demand for Microsun products remains substantial; the market potential will be expanded as the Microsun portable lighting fixtures will be marketed and sold along with other existing lines of products for residential use in an e-commerce format (“Microsun.com”); and the Microsun business will use the fulfillment capabilities and infrastructure of existing ADLT businesses.

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

In accordance with the accounting requirements for recontinuance, the accompanying financial statements have been reclassified to present Microsun within continuing operations. At June 30, 1999, substantially all assets had been disposed and no remaining accrued losses associated with discontinued operations remained. The revenues and the net amount charged to the income statement for the year ended June 30, 1999, the last year during which the business was reported as discontinued operations consisted of the following:

Net sales	$4,719

Reclassification of discontinued operations to continuing operations	$10,374

Discontinued operations provision	(9,043)

Recontinuance of previously discontinued operations	$1,331

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

Fiscal 1999 Special Charges

The Company implemented plans resulting in changes to its operations intended to accelerate and intensify the Company’s focus on its metal halide products, insulate it from deteriorating economic conditions in the Pacific Rim and the anticipated decline of non-core products, integrate fully its core and acquired U.S. operations to produce profitable growth, and reduce and redirect its use of cash resources. This came in response to a reduction in the Company’s revenues in the first quarter of fiscal 1999 as compared to the fourth quarter of fiscal 1998 and due to economic conditions in general, especially outside the United States. To implement this strategy, the Company took the following actions:

Limiting Pacific Rim Expansion. In recognition of the near-term effects of the crisis in Asian capital markets, the Company modified its expansion plans in the Pacific Rim and is acting to limit its exposure by limiting further investment in Pacific Rim ventures. The Company evaluated its existing foreign investments and joint ventures in the Pacific Rim region and wrote-off investments of $475. In addition, future contract commitments totaling $1,160 were accrued in connection with the Company’s decision to limit its exposure in the Pacific Rim area.

The Company retained several lamp manufacturing equipment groups, which were originally expected to be shipped to Asia pursuant to equipment contracts with Pacific Rim companies. The decision to terminate the foreign equipment contracts resulted in a reversal of sales of $14,961 and cost of sales of $6,413 in the second quarter, which were previously recorded under the percentage of completion method. This reversal reduced operating income by $8,548 ($.42 per share). Had the sales related to the terminated equipment contracts not been reversed, reported sales and cost of sales would have been as follows:

	Year Ended June 30, 1999

	Sales	Cost of Sales

As reported	$196,428	$135,349

Pro forma	211,389	141,762

Changing Global Lamp Manufacturing Strategy. The Company revised its global lamp manufacturing strategy to reduce the overall cost of its lamps, including moving some production to the manufacturing facilities of certain foreign joint ventures. With this change in its global manufacturing strategy the

Company discontinued a major program that was in progress to increase its U.S. lamp manufacturing capability and productivity. This decision resulted in abandoning and disposing of fixed assets of $7,841, the majority of which had not been placed in service. Substantially all of these fixed assets were disposed of prior to June 30, 1999. The impact of suspending depreciation related to these fixed assets was not material to depreciation expense for the year. Further, certain joint venture investments of $465 made for the purpose of developing additional lamp production were terminated, as these specific investments were not considered integral to the Company’s future manufacturing strategy.

In addition, to reduce costs related to its lamp production activities, the Company consolidated its Bellevue, Ohio specialty lamp manufacturing operations into its Solon lamp manufacturing facility. The cost to close this facility, including $328 in severance and benefits for terminated employees, was $708.

Restructuring Marketing Operations in North America and Europe. The Company restructured its marketing operations in Canada to eliminate certain distribution channels and centers. Warehouses in Toronto and Vancouver have been closed and $338 recorded to cover primarily future lease commitments for these facilities. OEM and plant growth sales channels have been retained and serviced out of Amherst, Nova Scotia, while after-market lamp sales are being serviced through a distributor. The Company incurred shutdown costs, including $132 in severance and benefits for terminated employees, of $279 to close its marketing facilities in Canada.

The Company also restructured its marketing operations in Europe and the U.K. to make them more cost efficient. The restructuring of marketing operations in the U.K. resulted in selling its subsidiaries in France and Germany and recognizing a loss on the sale of these subsidiaries of $559. Costs related to the shutdown of these facilities, including $184 in severance and benefits for terminated employees, and streamlining remaining operations amounted to $873.

Accelerating Exit from Non-core Products Lines. The Company eliminated the remaining non-metal halide product lines being sold by its Canadian operations. The Company has sold these product lines and inventory to a third party. Revenues that related to the non-core product lines approximated $4,100 for fiscal 1999.

Consolidating Equipment Manufacturing Operation into Solon, Ohio Facility. The Company’s equipment manufacturing operation in Bellevue, Ohio was closed. Machinery, equipment and research and development facilities necessary to allow the Company to continue manufacturing and support of lamp production equipment, at reduced levels, was moved to the Company’s Solon, Ohio facility. In connection with closing its equipment manufacturing facility in Bellevue, Ohio, $642 of fixed assets, primarily leaseholds and equipment, were abandoned and written-off. In addition, the Company recorded $2,449 for a future lease commitment on this manufacturing facility and $1,139 for shutdown costs, including $642 in severance and benefits for terminated employees.

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

Evaluation of Long-Lived Assets. Certain long-lived assets, principally related to fixed assets and investments, were evaluated for impairment in value. Fair value for these assets was based on whether the carrying amount of the asset was recoverable. Based on this analysis, an impairment loss of $3,830 and $1,544 was recognized for certain long-term assets and investments. All long-term assets were disposed by June 30, 1999. The impact of suspending depreciation related to these long-lived assets was not material to depreciation expense for the year.

Reducing Capital Expenditures. Previously announced plans to spend approximately $20,000 on capital expansion, primarily production equipment, and approximately $14,500 on facilities improvements in fiscal 1999 were substantially reduced.

At June 30, 2000, all actions required by the plans were substantially completed and the $96 balance, as of June 30, 2000, was utilized during fiscal 2001.

In addition to the costs noted above, the Company incurred special charges related to the wind-down of portable fixture manufacturing operations, which are described in the section “Discontinued Operations Subsequently Retained.”

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

The launch of the Company’s Uni-Form® pulse start products resulted in substantial quality, rework and productivity issues. In addition, the Company also undertook other initiatives enterprise-wide in fiscal 1999 that resulted in nonrecurring costs. Specifically, the Company began the implementation of new information systems resulting in various installation costs in fiscal 1999. In addition, during fiscal 1999 the Company incurred one-time costs to establish a sales office in Japan to sell its metal halide materials to lamp manufacturers in the Pacific Rim.

Update on In-Process Research and Development

In connection with the January 1998 purchase of DSI, the Company allocated $18,220 of the $24,100 purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. DSI’s in-process research and development value was comprised of five primary research and development programs, which were in process at the time of the acquisition.

The MicroDyn/Automation Project was intended to improve the coating process of optical thin-films to both rigid and flexible surfaces so that the process can be used in a wider array of applications. The Plastics (Acrylic) Coating Project was designed to produce a method for applying thin-film coatings to plastics or other similar materials that cannot withstand the heat generated during the standard coating process. The goal of the Deposition Material Development Project was to develop new thin-film materials that can be used in coatings and to improve existing coating materials. The Lighting Projects were intended to develop improvements to existing lighting technologies by using coatings to improve efficiency and increase the longevity of lamp life; including ultra-violet blockers, color enhancement/correction and lumen maintenance. The Fiber Optic Project was intended to improve telecommunications by providing optical thin-film coatings that are used in conjunction with optical fibers to increase the transmission capacity of the fiber. Two segments of the Fiber Optic Project, directed at the development of filters to reduce insertion loss in fiber optic communication systems and filters for wavelength division multiplexing (WDM), have reached commercial feasibility. The third segment of the project, which is an expansion of the original project, related to the development of filters for dense wavelength division multiplexing (DWDM), has not achieved commercial feasibility as of June 30, 2001.

Currently, the focus of the Company’s efforts is on the MicroDyn/Automation and Deposition Material Development Projects. The Lighting-Focused Projects were completed in fiscal 2001. The Company has made significant progress on all of these projects resulting in some commercial implementation. However, the Plastics (Acrylic) Coating Project was abandoned in light of DSI’s focus on the telecommunications business. Annual Company expenditures related to these original projects included $800 in fiscal 1998, $1,800 in fiscal 1999, $2,100 in fiscal 2000, and $1,900 expended through June 30, 2001.

Certain projects within the in-process research and development programs, if successful, will not be fully completed for some time after attaining technical feasibility. Additionally, even if successfully completed, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. However, there is substantial risk associated with the completion of the above active projects and there is no steadfast assurance that each will meet with either technological or commercial success. The delay or outright failure of the DSI programs may materially impact the Company’s financial condition.

The original Fiber Optics Project related to telecommunications was substantially completed as of September 30, 2000. However, because of the growth of the telecommunications market and the rate of advancement in telecommunication products, the Company has focused its efforts to the production process (MicroDyn/Automation Project) and the development of additional telecommunications products and the expenditures related thereto will be greater than described above. See also “Telecommunications Business Unit.”

Results of Operations

The following table sets forth, as a percentage of net sales, the components of the Company’s Consolidated Statements of Operations for the indicated periods:

	Year Ended June 30,

	2001	2000	1999

Net sales	100.0%	100.0%	100.0%

Costs and expenses:

Cost of sales	59.4	59.1	68.9

Marketing and selling	21.3	19.7	24.8

Research and development	5.8	6.5	9.0

General and administrative	6.3	6.7	10.8

Gain on sale of property	(0.5)	—	—

Special charges	—	(0.2)	15.8

Amortization of intangible assets	1.3	1.2	1.4

Income (loss) from operations	6.4	7.0	(30.7)

Other income (expense):

Interest expense	(6.3)	(6.3)	(7.1)

Interest income	0.4	0.4	0.6

Income (loss) from equity investments	(0.1)	0.0	(3.2)

Income (loss) from continuing operations before income taxes, minority interest, extraordinary charge and accounting change	0.4	1.1	(40.4)

Income taxes	0.2	0.3	1.2

Income (loss) from continuing operations before minority interest, extraordinary charge and accounting change	0.2	0.8	(41.6)

Minority interest in income of consolidated subsidiary	(0.1)	—	—

Recontinuance of previously discontinued operations	—	—	0.7

Income (loss) before extraordinary charge and accounting change	0.1	0.8	(40.9)

Extraordinary charge from early extinguishment of debt, net of income tax benefits	—	—	(0.5)

Cumulative effect of change in accounting for start-up costs	—	—	(1.2)

Net income (loss)	0.1%	0.8%	(42.6%)

Factors, which have affected the results of operations and net income during fiscal 2001 as compared to fiscal 2000 and during fiscal 2000 as compared to fiscal 1999, are discussed below.

Overview of the Results of Operations — Fiscal 2001 Compared to Fiscal 2000

The Company’s operations for fiscal 2001 resulted in income from continuing operations before minority interest, extraordinary charge and accounting change of $371 compared to income from continuing operations of $1,953 for fiscal 2000. The Company realized net income of $271 for fiscal 2001, compared to a net income of $1,928 for fiscal 2000.

The following factors should be considered in comparing the Company’s continuing operations for fiscal 2001 and fiscal 2000:
•	Results for fiscal 2001 include a gain on the sale of property of $1,115 ($.05 per share).
•	Results for fiscal 2000 include a special charge reversal of $475 ($.02 per share).

After excluding the items noted above, the Company’s operating activities would have resulted in a loss from continuing operations before minority interest, extraordinary charge and accounting change of $(744) for fiscal 2001, as compared to income from continuing operations before minority interest, extraordinary charge and accounting change of $1,478 for fiscal 2000.

Fiscal 2001 Compared with Fiscal 2000

Net sales. Net sales decreased 4.0% to $219,448 in fiscal 2001 from $228,596 in fiscal 2000. The decrease in sales in fiscal 2001 is mainly attributable to lost sales resulting from the Company’s strategic decision to exit additional non-core business lines, as well as the devaluation of foreign currencies relative to the strength of the U.S. dollar. During fiscal 2001, the Company lost about $6,000 in sales by exiting certain non-metal halide lighting product lines, about $4,000 by exiting non-telecommunications optical coating product lines, and about $4,000 in sales due to the strength of the U.S. dollar.

Metal halide sales for fiscal 2001 were $163,676, down 1% from $164,793 in fiscal 2000. Total pulse start product sales increased 39% to $46,240 in fiscal 2001 from $33,166 in fiscal 2000. Sales of the Company’s core metal halide materials, a key indicator of industry trends, declined 7% as compared to fiscal 2000. Geographically, these sales of materials declined 4% in the U.S. and 9% outside the U.S. Non-metal halide lighting sales declined 9% due to the elimination of certain non-metal halide lighting products.

Lighting sales inside the U.S. declined 1% in fiscal 2001 as compared to fiscal 2000. While sales of metal halide system components, lamps and power supplies, increased 5%, this increase was offset by the managed decline of non-metal halide product sales and a 3% decline in sales of metal halide fixture products. Lighting sales outside the U.S. declined 6%, which the Company primarily attributes to foreign currency exchange and the managed decline of non-metal halide product sales noted above.

DSI’s telecommunications product sales for fiscal 2001 were $2,613, up 80% from $1,453 in fiscal 2000. During fiscal 2001, DSI introduced a new family of forward integrated components. Backorders in the telecom product area grew to $3,200 as of June 30, 2001.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

The Company believes that fiscal 2002 sales will be in the range of $135,000 to $145,000, excluding the fixture operations. The Company expects that earnings per share, after preferred shares accretion and excluding the one-time charges associated with the recently announced restructuring, other unusual charges and the costs associated with the sale of the fixture operations, are expected to be in the range of $.15 to $.25.

Cost of Sales. Cost of sales decreased 3.4% to $130,481 in fiscal 2001 from $135,114 in fiscal 2000. The decrease was primarily attributable to decreased unit volume. As a percentage of net sales, cost of sales increased slightly to 59.4% in fiscal 2001 from 59.1% in fiscal 2000, resulting in gross margins of 40.6% in fiscal 2001 and 40.9% in fiscal 2000. The Company experienced lower gross profit in fiscal

2001 in its fixture operations and at its DSI subsidiary compared with fiscal 2000. However, partially offsetting this loss was an increase in gross profit from its other metal halide lamp, power supply and specialty materials operations.

Marketing and Selling Expenses. Marketing and selling expenses increased 3.6% to $46,751 in fiscal 2001 from $45,132 in fiscal 2000. As a percentage of net sales, marketing and selling expenses increased to 21.3% in fiscal 2001 from 19.7% in fiscal 2000. The increase in marketing and selling expenses were related to more aggressive marketing efforts for fixtures and telecommunications products.

Research and Development Expenses. Research and development expenses declined 14.0% to $12,693 in fiscal 2001 from $14,763 in fiscal 2000. Research and development expenses are incurred related to: (i) expansion of the line of Uni-Form® pulse start lamps and fixtures (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps and fixtures in industrial and commercial applications; (ii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; (iii) development of new materials for the world’s major lighting manufacturers; and, (iv) development and testing of electronic and electromagnetic power supply systems. The decrease in research and development was primarily a result of a reduction in spending related to the development of Uni-Form® pulse start lamps and the Company’s efforts to control the level of its research and development spending. As a percentage of net sales, research and development expenses decreased to 5.8% in fiscal 2001 from 6.5% in fiscal 2000.

General and Administrative Expenses. General and administrative expenses declined 10.1% to $13,831 in fiscal 2001 from $15,385 in fiscal 2000. The Company reduced corporate legal expenses by $436, which was offset by an increase in the provision for doubtful accounts of $579. Also, fiscal 2001 general and administrative expenses were reduced by the elimination of acquisition-related litigation accruals of $1,847 that, based on review with legal counsel, are no longer required. As a percentage of net sales, general and administrative expenses decreased to 6.3% in fiscal 2001 from 6.7% in fiscal 2000.

Gain on Sale of Property. DSI operations are in the process of moving into a much larger leased facility in Santa Rosa, California. Previously, the Company owned four buildings and leased several others that comprised the “DSI business campus” in Santa Rosa. Three of the buildings were sold in fiscal 2001 resulting in net proceeds of $2,117 and a gain on the sale of $1,115.

Special Charges. During fiscal 2000, the Company revised certain estimates related to its plans and reversed $475 of previously recorded special charges that were no longer deemed necessary. The reversal resulted primarily from the settlement of a lease cancellation for less than the estimated amount and revised estimates for severance and related costs.

Amortization of Intangible Assets. Amortization expense remained relatively constant at $2,862 in fiscal 2001 as compared to $2,766 in fiscal 2000. Amortization expense relates primarily to the amortization of goodwill and other intangible assets related to the January 1998 acquisitions of Ruud Lighting, Inc. and Deposition Sciences, Inc.

Income (Loss) from Operations. As a result of the items noted above, income from operations in fiscal 2001 was $13,945 as compared to income from operations in fiscal 2000 of $15,911. Income from operations represented 6.9% of sales in fiscal 2001 as compared with 7.0% in fiscal 2000.

Interest Expense. Interest expense decreased to $13,839 in fiscal 2001 from $14,314 in fiscal 2000. This decrease resulted primarily from the lower average debt outstanding during fiscal 2001 as compared to fiscal 2000.

Interest Income. Interest income increased to $1,015 in fiscal 2001 from $921 in fiscal 2000. This increase is attributable to an increase of $107 in interest income from the loan to officer.

Income (Loss) from Equity Investments. The loss from equity investments in fiscal 2001 represents $234 of losses from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The income from equity investments in fiscal 2000 represents $70 of earnings from the Company’s investment in Fiberstars, Inc.

Income (Loss) from Continuing Operations before Income Taxes and Minority Interest. The Company had income from continuing operations before income taxes and minority interest of $887 in fiscal 2001 as compared to income from continuing operations before income taxes and minority interest of $2,588 in fiscal 2000.

Income Taxes. Income tax expense was $516 in fiscal 2001 as compared to $635 in fiscal 2000. The income tax expense in both years relates primarily to certain of the Company’s foreign operations.

At June 30, 2001, the Company had net operating loss carryforwards (“NOLs”) of $88,901 available to reduce future United States federal taxable income, which expire in varying amounts from 2008 to 2021.

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

Also at June 30, 2001, the Company had foreign net operating loss carryforwards for tax purposes totaling $1,698 that expire in varying amounts from 2002 to 2007 and $8,053 that have no expiration dates.

Overview of the Results of Operations — Fiscal 2000 Compared to Fiscal 1999

The Company’s operations for fiscal 2000 resulted in income from continuing operations before minority interest, extraordinary charge and accounting change of $1,953 compared to a loss from continuing operations before extraordinary charge and accounting change of $81,739 for fiscal 1999. The Company realized net income of $1,928 for fiscal 2000, compared to a net loss of $83,753 for fiscal 1999.

The following factors should be considered in comparing the Company’s continuing operations for fiscal 2000 and fiscal 1999:

•	Results for fiscal 2000 include a special charges reversal of $475 ($.02 per share).
•	Results for fiscal 1999 include $35,063 in special charges ($1.73 per share) and the effect of termination of equipment contracts of $8,548 ($.42 per share).

After excluding the above charges, the Company’s operating activities would have resulted in income from continuing operations before minority interest, extraordinary charge and accounting change of

$1,478 for fiscal 2000, as compared to a loss from continuing operations before minority interest, extraordinary charge and accounting change of $38,128 for fiscal 1999.

Fiscal 2000 Compared with Fiscal 1999

Net sales. Net sales increased 16.4% to $228,596 in fiscal 2000 from $196,428 in fiscal 1999. Commercial and industrial sales increased 11.2% to $225,361 in fiscal 2000 as compared to $202,706 in fiscal 1999. Sales of Microsun residential product decreased to $1,782 in fiscal 2000 from $4,719 in fiscal 1999 due to the decision to wind-down the portable residential fixture manufacturing operations in the second quarter of fiscal 1999. In addition, Microsun sales were lower in fiscal 2000 due to the absence of the advertising in major metropolitan newspapers which occurred in fiscal 1999. No lamp equipment sales were recorded in fiscal 2000 due to the cessation of these sales in the second quarter of fiscal 1999. Fiscal 1999 includes the reversal of $14,961 in lamp equipment sales due to the termination of equipment contracts noted above, offset by $2,971 of lamp equipment sales recorded prior to the termination. Telecommunication product sales for fiscal 2000 were $1,453, up 46% from $993 in fiscal 1999. Government-related business at DSI decreased by almost $3,000 for fiscal 2000 from fiscal 1999 due to the refocusing of DSI to the rapidly expanding telecommunications component market.

Fiscal 2000 commercial and industrial sales (which exclude the residential, telecommunications and lamp equipment amounts discussed above) reflect continued growth in the sales of the Company’s core U.S. metal halide operations, in non-metal halide products, and in overseas sales. The Company’s commercial and industrial metal halide sales increased 11% (8% increase in the United States) from the year ago period. The Company’s core metal halide materials business, a key indicator of industry trends, was up 29% from fiscal 1999. Geographically, these sales of materials were up 12% in the U.S. and grew 56% outside the U.S.

Commercial and industrial sales outside the U.S. increased 25%. The Company attributes the increase in international sales to increased sales of its materials and optical coatings, especially in the Pacific Rim. Sales of non-metal halide products grew 12% primarily due to the increase in sales of zinc mercury materials for fluorescent lighting and thin-film coating equipment.

Sales increases were driven by increased volume in the Company’s materials, components and systems. Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales decreased 0.2% to $135,114 in fiscal 2000 from $135,349 in fiscal 1999. As a percentage of net sales, cost of sales decreased to 59.1% in fiscal 2000 from 68.9% in fiscal 1999. The Company’s restructuring efforts in fiscal 1999 resulted in a significant disruption of the ongoing business of the Company and, as a result, a significant increase in its costs and expenses. The biggest single area of increased costs occurred as a result of the consolidation of the lamp and equipment operations. Three manufacturing sites were consolidated into one, which together with employee terminations, resulted in severe workforce disruption. Simultaneously, the Company attempted to accelerate production of new products such as Uni-Form® pulse start and began the implementation of extensive, new information systems. Largely as a result of these initiatives, the Company incurred significantly higher costs related to quality, rework and productivity issues. Additionally, the Company has continued to reduce its manufacturing costs through cost-cutting and productivity gains, especially in its lighting systems operations.

Cost of sales in fiscal 1999 include a credit of $6,413 related to the termination of equipment contracts and $3,956 of inventory write-downs related to the exit of nonfocus product lines and wind-down of the Microsun business. Excluding these items, cost of sales decreased 2.0% to $135,114 in fiscal 2000 from $137,806 in fiscal 1999. The abnormally high level of cost of sales in fiscal 1999 was primarily a result of the production problems noted above in fiscal 1999 as compared to a more normalized cost of sales amount in fiscal 2000. As a percentage of net sales, excluding the effect of the terminated equipment contracts and inventory write-downs, cost of sales decreased to 59.1% in fiscal 2000 from 65.2% in fiscal 1999.

Marketing and Selling Expenses. Marketing and selling expenses decreased 7.3% to $45,132 in fiscal 2000 from $48,684 in fiscal 1999. As a percentage of net sales, marketing and selling expenses decreased to 19.7% in fiscal 2000 from 24.8% in fiscal 1999. This decrease is primarily due to the manner in which the Company was selling its residential portable lighting fixtures. In the first six months of fiscal 1999, the Company was utilizing newspaper ads in major metropolitan newspapers and catalogues to sell these fixtures. As described in the section “Discontinued Operations Subsequently Retained,” the Company is now utilizing the customer service systems and personnel of an existing ADLT business, as well as the Internet, to receive, process and fill orders, which has resulted in a reduction in marketing and selling expenses. The reduction in marketing and selling expenses, as a percent of sales, is also a result of the Company’s efforts to better manage its expenditures including salaries and benefits and travel costs. As a percentage of net sales, excluding the effect of the terminated equipment contracts in fiscal 1999, marketing and selling expenses decreased to 19.7% in fiscal 2000 from 21.3% in fiscal 1999.

Research and Development Expenses. Research and development expenses decreased 16.5% to $14,763 in fiscal 2000 from $17,680 in fiscal 1999. Research and development expenses are incurred related to: (i) expansion of the new line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development and testing of electronic power supply systems; (iii) development of new materials for the world’s major lighting manufacturers; and, (iv) research and development efforts aimed at improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. The decrease in research and development was primarily a result of a reduction in spending related to the development of Uni-Form® pulse start lamps and the Company’s efforts to control the level of its research and development spending. As a percentage of net sales, excluding the effect of the terminated equipment contracts in fiscal 1999, research and development expenses decreased to 6.5% in fiscal 2000 from 8.4% in fiscal 1999.

General and Administrative Expenses. General and administrative expenses decreased 27.4% to $15,385 in fiscal 2000 from $21,192 in fiscal 1999. The decrease reflects the Company’s efforts to control general and administrative costs and was primarily related to reductions in professional services (audit, tax, legal, information system and other) of $1,557, travel costs of $1,232, and compensation costs of $605. The reduction in travel costs related in part to the Company’s decision to reduce enterprise-wide travel in favor of less costly video-conference communication. As a percentage of net sales, excluding the effect of the terminated equipment contracts in fiscal 1999, general and administrative expenses decreased to 6.7% in fiscal 2000 from 10.0% in fiscal 1999.

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

Income (Loss) from Equity Investments. The income from equity investments in fiscal 2000 represents $70 of earnings from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The loss from equity investments in fiscal 1999 represents $109 of earnings from the Company’s investment in Fiberstars, Inc., offset by a pretax noncash write-down of $5,883 related to the Company’s investment in the Unison joint venture and a $544 loss from the Company’s investment in Venture Lighting Japan, a manufacturer and marketer of metal halide lamps in Japan.

Income (Loss) from Continuing Operations before Income Taxes. The Company had income from continuing operations before income taxes of $2,588 in fiscal 2000 as compared to a loss from continuing operations before income taxes of $79,458 in fiscal 1999.

Income Taxes. Income tax expense was $635 in fiscal 2000 as compared to $2,281 in fiscal 1999. The income tax expense in fiscal 2000 relates primarily to certain of the Company’s foreign operations. The income tax expense in fiscal 1999 relates primarily to the establishment of a valuation allowance related to the net deferred tax assets of the Company.

Recontinuance of Previously Discontinued Operations. See “Discontinued Operations Subsequently Retained” above.

Cumulative Effect of Accounting Change. The Company adopted Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-Up Activities,” effective July 1, 1998, which resulted in the cumulative effect of the accounting change of $2,443 in fiscal 1999.

Liquidity and Capital Resources

The Company’s principal financial requirements are for capital expenditures, market development activities, research and development efforts, acquisitions and strategic investments, and working capital. These requirements have been, and the Company expects they will continue to be, financed through a combination of cash flow from operations, borrowings under credit facilities and the sale of stock and debt under two shelf registration statements for $300,000 and $100,000. These shelf registration statements will not be available for offerings, other than investment grade debt securities, until the market value of common equity held by non-affiliates again exceeds $75,000. Cash decreased $238 during fiscal 2001. Cash provided by operating activities totaled $2,376 and cash provided by financing activities totaled $19,695. Cash used in investing activities totaled $22,309.

Net cash provided by (used in) operating activities. Net cash provided by operating activities totaled $2,376 in fiscal 2001 as compared to cash used in operating activities of $13,274 in fiscal 2000. Net income plus depreciation and amortization totaled $11,623 in fiscal 2001 as compared to $11,939 in fiscal 2000. The Company achieved its goal to generate positive cash flow from operations in fiscal 2001. The Company intends to manage its cash resources to generate positive cash flow from operating activities for fiscal 2002 and beyond.

Net cash used in investment activities. During fiscal 2001, investing activities used $22,309 of cash including $24,209 for capital expenditures and $366 related to purchases of businesses. The Company sold several smaller properties that housed some of the DSI operations and generated net proceeds of $2,117. The Company is currently leasing a much larger facility for DSI.

Capital expenditures, primarily for production equipment and facility improvements, totaled $24,209 in fiscal 2001 as compared to $5,636 in fiscal 2000. Capital expenditures in fiscal 2001 related to additional machinery and equipment to improve production processes, which should result in increased productivity and capacity in the production of telecommunications and lighting products.

The Company plans to limit its capital expenditures for the next twelve months, except for its telecommunications business. Under its $300,000 shelf registration, in September 2000, the Company sold 1,700,000 shares of common stock for $15.00 per share to fund the future expansion of its telecommunications business. The net proceeds from the stock offering of approximately $23,000 were used to repay indebtedness outstanding under the Bank Credit Facility. The Company incurred approximately $17,000 in fiscal 2001 for expenditures on capital improvements, including optical coating production equipment, filter testing and measuring testing and measuring equipment and production facilities, and on research and development, in the telecommunications business.

The Company estimates its maintenance level for capital expenditures in the lighting business will approximate $6,000 to $8,000 over the next twelve months. Future capital expenditures (excluding the telecommunications business) beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.

Net cash provided by financing activities. During fiscal 2001, net financing activities provided cash of $19,695, which included $22,890 of net proceeds from an offering of 1,700,000 shares of the Company’s common stock and net repayments of debt of $1,322.

On March 13, 1998, the Company sold $100,000 of 8% Senior Notes due March 15, 2008, resulting in net proceeds of $96,150. From September 1998 until August 2000, interest on these notes was calculated at 8.5%. During August 2000, the Company completed a registered exchange offer to existing noteholders, which resulted in reducing the interest rate on the Senior Notes to 8.0% from 8.5%.

Pursuant to an agreement dated October 8, 1998, as amended, between the Company and its Chairman and Chief Executive Officer (the “CEO”), the Company, following approval by the Company’s Board of Directors, has loaned a total of $13,140 to its CEO as of June 30, 2001, at an interest rate of 8%. Subsequent to June 30, 2001, the Company loaned an additional $970 to its CEO. The proceeds of the loans have been used by the Company’s CEO to reduce the principal balance outstanding of margin loan accounts, which are secured by 1,715,042 shares of the Company’s Common Stock owned by the CEO and a related entity. In connection with the loan, the Company’s Board of Directors obtained the CEO’s agreement to an extension of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company’s Common Stock in any manner except pursuant to the existing agreements governing the CEO’s margin accounts, without the consent of the Company’s Board of Directors.

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. The term of the loan has been extended by the Board to October 6, 2001. The Board has reserved the right to require earlier repayment if ADLT requires the payment to prevent an unacceptable strain on cash resources.

The Company’s ability to collect all amounts due according to the contractual terms of the loan agreement is largely dependent on the ultimate realization from the sale of assets owned by the CEO, including the CEO’s investment in common stock of the Company. There has been a deterioration in the fair value of various investments owned by the CEO during fiscal 2001. A continued deterioration in the fair value of these investments could make it probable that the Company would not collect all amounts due in accordance with the contractual terms of the loan agreement which would result in the loan being impaired. Impairment of the loan receivable would result in the recognition of a loss accrual based on the Company’s assessment of the ultimate realization under the loan agreement.

Ability to advance future operations. The Company has begun to implement, and will continue to implement, changes in its operational activities intended to reduce the use of its cash resources to a level at or below the cash flow generated by its operations.

The Company’s working capital (current assets less current liabilities) at June 30, 2001 was $46,056, resulting in a working capital ratio of current assets to current liabilities of 2.1 to 1.0, as compared to $39,949 or 1.9 to 1.0 at June 30, 2000. As of June 30, 2001, the Company had $3,652 in cash and cash equivalents.

The interest-bearing obligations of the Company totaled $163,772 as of June 30, 2001, and consisted of: $41,034 of borrowings under the Bank Credit Facility; $100,000 of 8% Senior Notes; mortgages of $15,380; a promissory note of $2,300; a term loan of $3,023; capital leases of $230; and, other obligations of foreign subsidiaries of $1,805.

The Company has a $65,000 Bank Credit Facility consisting of a $40,000 revolving credit loan and $25,000 term loan provided by several financial institutions. The revolving credit loan matures in July 2004. Interest rates on loans outstanding, under the revolving credit loan, are based, at the Company’s option, on LIBOR plus 2.25% or the agent bank’s prime rate (6.75% at June 30, 2001). Availability of borrowings is determined by the Company’s eligible accounts receivable and inventories. The Company had unused availability of $18,063 as of June 30, 2001. The term loan matures in July 2004. The Company pays monthly principal payments of $298, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company’s option, on LIBOR plus 2.75% or the agent bank’s prime rate.

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

The term loan is secured by substantially all of the Company’s machinery and equipment and is cross collateralized and secured with the revolving credit loan.

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

The public offering reduced the amount that may be available in the future for the issuance of various debt and equity securities under the shelf registration statement to approximately $274,500. The Company used the net proceeds from the public offering of approximately $23,000 to repay revolving credit loan borrowings. The Company subsequently borrowed under its revolving credit loan facility in fiscal 2001 to fund capital improvements, including optical coating production equipment, filter testing and measurement equipment and production facilities, and on research and development in its telecommunications business unit at DSI.

In addition to the $300,000 shelf registration discussed above, in July 2000 a $100,000 shelf registration became effective under which the Company may from time-to-time issue various debt and equity securities to acquire assets, businesses or securities. The Company has no outstanding securities issued under this registration statement. These shelf registration statements will not be available for offerings, other than investment grade debt securities, until the market value of common equity held by non-affiliates again exceeds $75,000.

The Company believes that the available cash, anticipated cash flow from operations, and the initiatives outlined above, along with the availability under its existing Bank Credit Facility, will enable the Company to fund its operations for at least the next 12 months. Beyond this time, the Company believes a return to profitability and positive cash flow from operations, the growth in the popularity and applications for metal halide products and systems, and opportunities in the telecommunications business should enable the Company to access additional capital resources, as needed.

Market Risk Disclosures

Market Risk Disclosures. The following discussion about the Company’s market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. The following table provides information about the Company’s debt obligations and financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principle cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates as derived from published spot rates.

		June 30,						Fair Value
								June 30,
(dollars in millions)	2002	2003	2004	2005	2006	Thereafter	Total	2001

Liabilities Long-term Debt, including Current Portion Fixed Rate	$2.9	$0.3	$0.4	$0.4	$4.4	$100.8	$109.2	$78.4

Average Interest Rate	8.1%	8.2%	8.1%	8.1%	8.1%	8.0%

Variable Rate	$6.0	$5.5	$12.3	$30.5	$0.2	$0.1	$54.6	$54.6

Average Interest Rate	6.7%	7.2%	8.8%	10.5%	12.8%	10.6%

Liabilities at June 30, 2000, included $110,477 of fixed-rate debt and $54,192 of variable-rate debt. Interest rates on the fixed-rate debt to maturity ranged from 6.65% to 18.70%, while interest rates on the variable-rate debt to maturity ranged from 8.29% to 10.50% as of June 30, 2000. In fiscal 1999, the Company entered into an interest rate swap with a notional amount of $10,000. During the fourth quarter of fiscal 2000, the Company early-terminated the interest rate swap, resulting in a realized gain of $120.

Foreign Currency Exchange Risk. During fiscal 2001 and prior years, the Company did not hedge its foreign currency exposure and, therefore, did not enter into any forward foreign exchange contracts to hedge foreign currency transactions.

The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in pounds sterling, Australian dollars, and Canadian dollars. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The Company began a program in fiscal 2002 to hedge its foreign currency balance sheet exposures which is intended to reduce any significant impact on earnings or cash flows.

Sales and expenses denominated in foreign currencies are subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on margins and on common shareholders’ equity.

Impact of Recently Issued Accounting Standards

The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” as of July 1, 2000. FAS 133 requires that all derivatives, such as interest rate exchange agreements (swaps), be recognized on the balance sheet at fair value. The Company had no derivatives as at July 1, 2000, and therefore, no resulting transition adjustments. The Company had no derivatives as at June 30, 2001.

The Company adopted Emerging Issues Task Force (“EITF”) Issue 00-27, “Application of EITF 98-5, ‘Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments” in the quarter ended December 31, 2000. EITF Issue 00-27 requires that a convertible instrument’s beneficial conversion feature be measured using an effective conversion price. As a result, the value assigned to the redeemable preferred stock was adjusted by

$5,329 for the discount related to the beneficial conversion option. This additional discount was immediately accreted to paid-in capital in a manner similar to a cumulative effect of an accounting change since the redeemable preferred stock was convertible at the time of issuance. The impact of this change is noted in the Statements of Consolidated Shareholders’ Equity and in Note L “Earnings Per Share.”

The Company adopted EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” in the year ended June 30, 2001. EITF Issue 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling be classified as revenue. Accordingly, the Company has reclassified such amounts to revenue within the financial statements. EITF Issue 00-10 also requires the disclosure of the amount and classification of shipping and handling costs. The Company records shipping and handling costs as “Marketing and Selling” costs, and these amounts totaled $8,799 in fiscal 2001, $8,272 in fiscal 2000 and $7,146 in fiscal 1999.

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and FAS 142, Goodwill and Intangible Assets. FAS 141 is effective for all business combinations completed after June 30, 2001 and requires using the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

FAS 142 is effective for fiscal years beginning after December 15, 2001, however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of FAS 142. Earlier adoption of FAS 142 is permitted, and the Company is considering the early adoption of FAS 142 effective first quarter of fiscal year 2002. Major provisions of FAS 142 require intangible assets acquired in a business combination to be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. In addition, goodwill, as well as intangible assets with indefinite lives, will no longer be subject to amortization. Finally, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. As a result, adoption of FAS 142 in the first quarter of fiscal 2002 would result in a reduction in annual amortization expense in fiscal 2002 of approximately $2,300 based on the level of this expense in fiscal 2001. Of this reduction, approximately $1,900 relates to the three fixture subsidiaries that the Company intends to sell. See “Recent Developments — Sale of Fixture Operations.”

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the subcaption “Market Risk Disclosures” contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED JUNE 30, 2001

ADVANCED LIGHTING TECHNOLOGIES, INC.

SOLON, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL

STATEMENT SCHEDULES

Form 10-K-Item 14(a)(1) and (2), (c) and (d)
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

Report of Grant Thornton LLP, Independent Auditors

Board of Directors and Shareholders

Advanced Lighting Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Lighting Technologies, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows, for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Lighting Technologies, Inc. as of June 30, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/S/ GRANT THORNTON LLP

Cleveland, Ohio

September 7, 2001 (except for Note R,
as to which the date is September 20, 2001)

ADVANCED LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	June 30,
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$3,652	$3,890

Trade receivables, less allowances of $1,248 and $1,129	32,762	31,983

Inventories:

Finished goods	27,122	26,532

Raw materials and work-in-process	22,207	21,930

	49,329	48,462

Prepaid expenses	3,140	1,881

Total current assets	88,883	86,216

Property, plant and equipment:

Land and buildings	44,399	44,187

Production machinery and equipment	84,116	62,323

Other equipment	2,479	5,077

Furniture and fixtures	21,830	20,893

	152,824	132,480

Less accumulated depreciation	30,734	23,317

	122,090	109,163

Receivables from related parties	2,177	3,755

Investments in affiliates	13,761	14,251

Other assets	7,955	7,037

Intangible assets	30,890	31,791

Excess of cost over net assets of businesses acquired, net	50,245	52,262

	$316,001	$304,475

Liabilities and shareholders’ equity

Current liabilities:

Short-term debt and current portion of long-term debt	$8,858	$7,097

Accounts payable	20,944	20,389

Payables to related parties	1,200	2,639

Employee-related liabilities	3,759	3,913

Accrued income and other taxes	1,030	1,436

Other accrued expenses	7,036	10,793

Total current liabilities	42,827	46,267

Long-term debt	154,914	158,110

Minority interest	416	316

Preferred stock, $.001 par value, per share; 1,000 shares authorized; 761 Series A convertible redeemable shares issued and outstanding at June 30, 2001 (redemption value — $23,507 at June 30, 2001)	19,554	16,999

Common shareholders’ equity:

Common stock, $.001 par value, per share; 80,000 shares authorized; 23,288 shares issued and outstanding as of June 30, 2001 and 20,482 shares issued and outstanding as of June 30, 2000	23	20

Paid-in-capital	217,030	195,786

Accumulated other comprehensive income (loss)	(5,058)	(2,659)

Loan receivable from officer	(13,140)	(9,528)

Retained earnings (deficit)	(100,565)	(100,836)

	98,290	82,783

	$316,001	$304,475

See notes to consolidated financial statements

ADVANCED LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share dollar amounts)

	Year Ended June 30,

	2001	2000	1999

Net sales	$219,448	$228,596	$196,428

Costs and expenses:

Cost of sales	130,481	135,114	135,349

Marketing and selling	46,751	45,132	48,684

Research and development	12,693	14,763	17,680

General and administrative	13,831	15,385	21,192

Gain on sale of property	(1,115)	—	—

Special charges	—	(475)	31,107

Amortization of intangible assets	2,862	2,766	2,789

Income (loss) from operations	13,945	15,911	(60,373)

Other income (expense):

Interest expense	(13,839)	(14,314)	(13,889)

Interest income	1,015	921	1,122

Income (loss) from equity investments	(234)	70	(6,318)

Income (loss) from continuing operations before income taxes, minority interest, extraordinary charge and accounting change	887	2,588	(79,458)

Income taxes	516	635	2,281

Income (loss) from continuing operations before minority interest, extraordinary charge and accounting change	371	1,953	(81,739)

Minority interest in income of consolidated subsidiary	(100)	(25)	—

Recontinuance of previously discontinued operations	—	—	1,331

Income (loss) before extraordinary charge and accounting change	271	1,928	(80,408)

Extraordinary charge from early extinguishment of debt, net of income tax benefits	—	—	(902)

Cumulative effect of change in accounting for start-up costs	—	—	(2,443)

Net income (loss)	$271	$1,928	$(83,753)

Earnings (loss) per share — Basic and Diluted:

Income (loss) from continuing operations	$(.10)	$.01	$(4.04)

Recontinuance of previously discontinued operations	—	—	.07

Extraordinary charge	—	—	(.05)

Cumulative effect of accounting change	(.24)	—	(.12)

Earnings (loss) per share — Basic and Diluted	$(.34)	$.01	$(4.14)

Weighted average shares outstanding:

Basic	22,446	20,372	20,232

Diluted	22,446	21,331	20,232

See notes to consolidated financial statements.

ADVANCED LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended June 30, 2001

(in thousands)

		Common Stock			Comprehensive
	Preferred			Paid-In	Income
	Stock	Shares	Par Value	Capital	(Loss)

Balance at June 30, 1998	—	20,189	20	189,828	—

Net loss	—		—	—	$(83,753)

Loan to officer	—		—	—	—

Issuance of shares in connection with the purchase of a business	—	2	—	29	—

Stock options exercised	—	18	—	279	—

Stock purchases by employees	—	41	—	312	—

Stock issued pursuant to employee benefit plan	—	28	—	206	—

Foreign currency translation adjustment	—		—	—	(949)

Comprehensive loss					$(84,702)

Balance at June 30, 1999	—	20,278	20	190,654

Net income	—		—	—	$1,928

Net proceeds from issuance of preferred shares and warrant	$15,203		—	5,000	—

Preferred shares accretion	1,796			(1,796)

Interest on loan to officer	—		—	—	—

Interest payment received	—		—	—	—

Issuance of shares in connection with the purchase of a business	—	40	—	535	—

Stock options exercised	—	71	—	718	—

Stock purchases by employees	—	29	—	195	—

Stock issued pursuant to employee benefit plan	—	64	—	480	—

Foreign currency translation adjustment	—		—	—	(1,710)

Comprehensive income					$218

Balance at June 30, 2000	16,999	20,482	20	195,786

Net income	—	—	—	—	$271

Net proceeds from public offering of common shares	—	1,700	2	22,888	—

Preferred shares accretion	2,555	—	—	(2,555)	—

Value of beneficial conversion option of preferred shares	(5,329)	—	—	5,329	—

Additional preferred shares accretion from cumulative effect of accounting change for beneficial conversion option	5,329	—	—	(5,329)	—

Loan to officer	—	—	—	—	—

Interest on loan to officer	—	—	—	—	—

Issuance of warrant	—	—	—	37	—

GE warrant exercised	—	999	1	(1)	—

Stock options exercised	—	12	—	148	—

Stock purchases by employees	—	28	—	167	—

Stock issued pursuant to employee benefit plan	—	67	—	560	—

Foreign currency translation adjustment	—		—	—	(2,399)

Comprehensive loss					$(2,128)

Balance at June 30, 2001	$19,554	23,288	$23	$217,030

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated	Loan
	Other	Receivable	Retained
	Comprehensive	From	Earnings
	Income (Loss)	Officer	(Deficit)	Total

Balance at June 30, 1998	—	—	(19,011)	170,837

Net loss	—	—	(83,753)	(83,753)

Loan to officer	—	$(9,520)	—	(9,520)

Issuance of shares in connection with the purchase of a business	—	—	—	29

Stock options exercised	—	—	—	279

Stock purchases by employees	—	—	—	312

Stock issued pursuant to employee benefit plan	—	—	—	206

Foreign currency translation adjustment	(949)	—	—	(949)

Comprehensive loss

Balance at June 30, 1999	(949)	(9,520)	(102,764)	77,441

Net income	—	—	1,928	1,928

Net proceeds from issuance of preferred shares and warrant	—	—	—	20,203

Preferred shares accretion				—

Interest on loan to officer	—	(728)	—	(728)

Interest payment received	—	720	—	720

Issuance of shares in connection with the purchase of a business	—	—	—	535

Stock options exercised	—	—	—	718

Stock purchases by employees	—	—	—	195

Stock issued pursuant to employee benefit plan	—	—	—	480

Foreign currency translation adjustment	(1,710)	—	—	(1,710)

Comprehensive income

Balance at June 30, 2000	(2,659)	(9,528)	(100,836)	99,782

Net income	—	—	271	271

Net proceeds from public offering of common shares	—	—	—	22,890

Preferred shares accretion	—	—	—	—

Value of beneficial conversion option of preferred shares	—	—	—	—

Additional preferred shares accretion from cumulative effect of accounting change for beneficial conversion option	—	—	—	—

Loan to officer	—	(2,785)	—	(2,785)

Interest on loan to officer	—	(827)	—	(827)

Issuance of warrant	—	—	—	37

GE warrant exercised	—	—		—

Stock options exercised	—	—	—	148

Stock purchases by employees	—	—	—	167

Stock issued pursuant to employee benefit plan	—	—	—	560

Foreign currency translation adjustment	(2,399)	—	—	(2,399)

Comprehensive loss

Balance at June 30, 2001	$(5,058)	$(13,140)	$(100,565)	$117,844

See notes to consolidated financial statements

ADVANCED LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended June 30,

	2001	2000	1999

Operating activities

Net income (loss)	$271	$1,928	$(83,753)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation	8,490	7,245	6,387

Amortization	2,862	2,766	2,789

Provision for doubtful accounts	867	288	882

Loss (income) from equity investments	234	(70)	6,318

Gain on sale of property	(1,115)	—	—

Special charges and terminated equipment contracts	—	(475)	43,611

Deferred income taxes	—	—	2,836

Extraordinary item	—	—	902

Cumulative effect of change in accounting principle	—	—	2,443

Changes in operating assets and liabilities, excluding effects of acquisitions:

Trade receivables	(1,597)	(5,275)	255

Inventories	(698)	(5,178)	4,138

Prepaids and other assets	(495)	(1,826)	(1,841)

Accounts payable and accrued expenses	(4,816)	(7,786)	2,641

Payments related to special charge accruals	(96)	(3,196)	(5,183)

Other	(1,531)	(1,695)	(1,737)

Net cash provided by (used in) operating activities	2,376	(13,274)	(19,312)

Investing activities

Capital expenditures	(24,209)	(5,636)	(22,130)

Proceeds from sale of real estate	2,117	—	—

Sale of short-term investments, net	—	350	—

Purchases of businesses	(366)	(3,274)	(4,390)

Investments in affiliates	149	(72)	(2,394)

Net cash used in investing activities	(22,309)	(8,632)	(28,914)

Financing activities

Proceeds from revolving credit facility	215,339	201,534	216,977

Payments of revolving credit facility	(221,141)	(192,463)	(211,521)

Proceeds from long-term debt	11,388	121	36,622

Payments of long-term debt and capital leases	(6,908)	(8,822)	(3,986)

Issuance of preferred stock and stock purchase warrant	—	20,203	—

Issuance of common stock and warrants	912	1,393	797

Loan to officer	(2,785)	—	(9,000)

Net proceeds from public offering	22,890	—	—

Net cash provided by financing activities	19,695	21,966	29,889

Increase (decrease) in cash and cash equivalents	(238)	60	(18,337)

Cash and cash equivalents, beginning of year	3,890	3,830	22,167

Cash and cash equivalents, end of year	$3,652	$3,890	$3,830

See notes to consolidated financial statements

ADVANCED LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(in thousands)

	Year Ended June 30,

	2001	2000	1999

Supplemental cash flow information

Interest paid	$13,483	$14,887	$12,241

Income taxes paid (refunds received), net	302	(23)	(1,660)

Capitalized interest	619	458	645
Noncash transactions

Equipment acquired through capital leases	—	—	77

Stock issued for purchases of businesses	245	535	29

Detail of acquisitions:

Assets acquired	$899	$14,428	$10,143

Liabilities assumed	(288)	(10,529)	(5,659)

Stock issued for purchase of business	(245)	(535)	(29)

Cash paid	366	3,364	4,455

Less cash acquired	—	(90)	(65)

Net cash paid for acquisitions	$366	$3,274	$4,390

See notes to consolidated financial statements

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

A. Organization

Advanced Lighting Technologies, Inc. (the “Company”) is an innovation-driven designer, manufacturer and marketer of metal halide and other lighting products, which include materials, system components, systems and equipment. The Company also develops, manufactures, and markets passive optical telecommunications devices, components and equipment based on the optical coating technologies of its wholly owned subsidiary, Deposition Sciences Inc. (“DSI”).

B. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, after elimination of all significant inter-company accounts and transactions and related revenues and expenses. Investments in 50% or less owned companies and joint ventures over which the Company has the ability to exercise significant influence are accounted for under the equity method. All other investments and investments of less than 20% are accounted for under the cost method.

Accounting Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

Translation of Foreign Currency

All assets and liabilities of applicable foreign subsidiaries are translated into United States dollars at year-end exchange rates while revenues and expenses are translated at weighted-average exchange rates in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of shareholders’ equity.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

B. Significant Accounting Policies (continued)

The Company provides credit in the normal course of business, primarily to major manufacturers and distributors in the lighting industry and, generally, collateral or other security is not required. The Company conducts ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company’s world wide customer base.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The cost of self-constructed assets includes related materials, labor, overhead and interest. Repair and maintenance costs are expensed as incurred.

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

The Company examines the carrying value of its intangible assets when indicators of impairment are present. When the undiscounted cash flows are not sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. Accumulated amortization was $9,684 and $6,906 at June 30, 2001 and 2000, respectively.

Valuation of Loan Receivables

Loan receivables are measured for impairment based on either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral or other assets available to repay the loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company evaluates the collectibility of both the interest and principal when assessing the need for a possible loss accrual.

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

B. Significant Accounting Policies (continued)

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

Stock Compensation Arrangements

In accordance with Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting and Disclosure of Stock-Based Compensation,” the Company accounts for stock compensation arrangements using the intrinsic value based method in APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and discloses the effect on net income (loss) and earnings (loss) per share of the fair value based method in FAS No. 123.

Accounting Change — Costs of Start-Up Activities

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-Up Activities.” The SOP requires that costs related to start-up activities be expensed as incurred. The Company adopted the provisions of this SOP in fiscal year 1999, the effect of which ($2,443 or $.12 per diluted common share) is reflected as a cumulative effect of change in accounting principle.

New Accounting Standards

The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” as of July 1, 2000. FAS 133 requires that all derivatives, such as interest rate exchange agreements (swaps), be recognized on the balance sheet at fair value. The Company had no derivatives as at July 1, 2000, and therefore, no resulting transition adjustments. The Company had no derivatives as at June 30, 2001.

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

B. Significant Accounting Policies (continued)

The Company adopted Emerging Issues Task Force (“EITF”) Issue 00-27, “Application of EITF 98-5, ’Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments” in the quarter ended December 31, 2000. EITF Issue 00-27 requires that a convertible instrument’s beneficial conversion feature be measured using an effective conversion price. As a result, the value assigned to the redeemable preferred stock was adjusted by $5, 329 for the discount related to the beneficial conversion option. This additional discount was immediately accreted to paid-in capital in a manner similar to a cumulative effect of an accounting change since the redeemable preferred stock was convertible at the time of issuance. The impact of this change is noted in the Statements of Consolidated Shareholders’ Equity and in Note L “Earnings Per Share.”

The Company adopted EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” in the year ended June 30, 2001. EITF Issue 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling be classified as revenue. Accordingly, the Company has reclassified such amounts to revenue within these financial statements. EITF Issue 00-10 also requires the disclosure of the amount and classification of shipping and handling costs. The Company records shipping and handling costs as “Marketing and Selling” costs, and these amounts totaled $8,799 in fiscal 2001, $8,272 in fiscal 2000 and $7,146 in fiscal 1999.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and FAS 142, Goodwill and Intangible Assets. FAS 141 is effective for all business combinations completed after June 30, 2001 and requires using the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

FAS 142 is effective for fiscal years beginning after December 15, 2001, however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of FAS 142. Earlier adoption of FAS 142 is permitted, and the Company is evaluating the early adoption of FAS 142 effective first quarter of fiscal year 2002. Major provisions of FAS 142 require intangible assets acquired in a business combination to be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. In addition, goodwill, as well as intangible assets with indefinite lives, will no longer be subject to amortization. Finally, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. Adoption of FAS 142 in the first quarter of fiscal 2002 would result in a reduction in annual amortization expense in fiscal 2002 of approximately $2,300 based on the level of this expense in fiscal 2001. Of this reduction, approximately $1,900 relates to the three fixture subsidiaries that the Company intends to sell. See Note R “Subsequent Event.”

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

B. Significant Accounting Policies (continued)

Financial Statement Presentation Changes

Certain amounts for prior years have been reclassified to conform to the current year reporting presentation.

C. Acquisitions

During fiscal 2001, 2000 and 1999, the Company completed the following business combinations, all of which were accounted for by the purchase method and, accordingly, results of operations for the acquired businesses have been included in the consolidated statement of operations from their respective dates of acquisition. Assets acquired and liabilities assumed have been recorded at fair value based on appraisals and the best estimates available.

On October 2, 2000, the Company acquired all of the assets and liabilities of Ruud Lighting New Zealand Ltd. (“RLNZ”), located in Auckland, New Zealand. RLNZ was the exclusive distributor of the Company’s fixture products in New Zealand. The total purchase price of $611 consisted of $366 in cash and a note payable of $245. The purchase price resulted in an excess of cost over net assets acquired of $286, which is being amortized over 20 years.

During the third quarter of fiscal 2000, the Company increased to 93% its ownership of Asian Lighting Resources, Ltd., its lamp manufacturing joint venture in Chennai (Madras), India. Subsequently, the name of this entity was changed to Venture Lighting India Limited. The total purchase price for this additional ownership interest consisted of $2,993 in cash. The excess of the investment over the net tangible assets acquired of $2,018 is being amortized over 25 years. Beginning with the third quarter , the Company began consolidating the results of this subsidiary into its financial statements and deducting the minority interest share in arriving at net income. The Company’s investment in the joint venture was previously accounted for by the cost method.

On October 1, 1999, the Company acquired the remaining 50% ownership interest in Lighting Sciences, Inc. (LSI), its joint venture in Scottsdale, Arizona, which specializes in the testing and development of lighting products and technology. The total purchase price consisted of 40,000 shares of the Company’s Common Stock (valued at $535). The purchase price resulted in an excess of cost over net assets acquired of $323, which is being amortized over 8 years.

On September 15, 1998, the Company acquired all of the capital stock outstanding of Ruud Lighting Europe, Srl. (“RLE”), located in Florence, Italy. RLE assembles and directly markets, in Europe and the Middle East, high-intensity discharge (“HID”) lighting systems, with a strong focus on metal halide installations, for commercial, industrial, outdoor and related lighting applications. The total purchase price consisted of $930 in cash. The purchase price resulted in an excess of cost over net assets acquired of $1,329, which is being amortized over 20 years.

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

C. Acquisitions (continued)

On August 31, 1998, the Company acquired all the assets and liabilities of Venture Lighting New Zealand (“VLNZ”), located in Auckland, New Zealand. VLNZ was the exclusive distributor of the Company’s metal halide lamps in New Zealand. The total purchase price of $254 consisted of $225 in cash and 2,000 shares of the Company’s Common Stock (valued at $29). The purchase price resulted in an excess of cost over net assets acquired of $562, which is being amortized over 20 years.

On July 8, 1998, the Company acquired all of the capital stock outstanding of Kramer Lighting, Inc. (“Kramer”), located in Middletown, Rhode Island, and purchased the land and building of Kramer from an affiliate of Kramer. Kramer manufactures and directly markets HID lighting systems, with a strong focus on metal halide installations, for commercial, industrial, outdoor, and related lighting applications. The total purchase price consisted of $2,612 in cash. The purchase price resulted in an excess of cost over net assets acquired of $2,466, which is being amortized over 25 years.

In fiscal 2001, general and administrative expenses were reduced by the elimination of acquisition-related litigation accruals of $1,847 that, based on review with legal counsel, are no longer required.

D. Fiber Optics Joint Venture and Transactions with Unison and Fiberstars, Inc.

On December 31, 1997, the Company and Rohm and Haas Company (“Rohm and Haas”) completed a series of agreements that resulted in the formation of Unison Fiber Optics Lighting Systems LLC (“Unison”), a joint venture focused on the manufacture and sale of fiber optic lighting systems to the worldwide lighting market. In consideration for a 50% interest in Unison, the Company contributed its subsidiary, Advanced Cable Lite Corporation, $2,000 in cash, other fiber optic lighting system assets and obligated itself to contribute an additional $3,000 in cash under a note due January 1, 2000. The Company accounted for its investment in Unison under the equity method.

During the fourth quarter of fiscal 1999, the Company began an effort to restructure its investment, considering the joint venture’s financial condition, and reviewed various strategic alternatives, including possible ownership changes. In connection with the restructuring and review process, the Company concluded that sufficient uncertainty existed regarding the ultimate recovery of the investment. As a result, the Company revalued its investment to $569 and recorded a pretax non-cash write-down of $5, 883, which is reflected in the consolidated statement of operations as a loss from equity investments.

In February 2000, the Company acquired Rohm and Haas Company’s interest in Unison and, simultaneously, Unison transferred a substantial portion of its personal property (including intellectual property) to Fiberstars, Inc.(“Fiberstars”). The transaction included cross-licensing of technology and a commitment by the Company to continue support of fiber optic lighting research and development. The Company paid $3,000, of which $2,300 is represented by a note payable in January 2002, to obtain the remaining interest in Unison. As consideration for the transferred assets to Fiberstars, the Company received four warrants to purchase a total of 1,000,000 shares of Fiberstars common stock for nominal consideration. These warrants are exercisable based on stock price and sales of products using Unison

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

D. Fiber Optics Joint Venture and Transactions with Unison and Fiberstars, Inc. (continued)

technology, but may be converted into at least 674,375 shares of Fiberstars common stock at any time. The Company also owns approximately 1,023,000 common shares of Fiberstars, or 24% of Fiberstars’ shares outstanding, and accounts for its investment on the equity method.

E. Investment in Joint Venture

On April 2, 1997, the Company invested approximately $3,800 of cash in exchange for a 30% common stock interest in Koto Luminous Co., Ltd. (“Koto”), the Company’s sole agent in Japan. Subsequent to the date of investment, Koto, a marketer and distributor of metal halide lamps, began doing business under the name Venture Lighting Japan. Using the proceeds of the investment and an additional investment by an affiliate, Venture Lighting Japan has equipped and is operating a metal halide lamp manufacturing facility in Japan. During the second quarter of fiscal 1999, the Company exchanged its common stock interest for nonvoting preferred stock and also purchased additional nonvoting preferred stock in Koto. As a result, the Company changed its method of accounting for its investment in Venture Lighting Japan from the equity method to the lower of cost or net realizable value.

F. Financing Arrangements

Short-term debt consisted of the following:

	June 30,

	2001	2000

Trade facility	$549	$538

Current portion of long-term debt	8,309	6,559

	$8,858	$7,097

The Company, on behalf of a foreign subsidiary, maintains a multi-option borrowing facility with a foreign bank that includes a trade facility with borrowing capacity of $561 as of June 30, 2001. The trade facility, along with other borrowings with a foreign bank, is collateralized with substantially all the assets of the subsidiary. This facility allows the foreign subsidiary to issue documentary letters of credit for imports and term-trade finance for importing its inventory. The interest rate of this facility varies, depending upon the denomination of the currency advanced, and ranged from 7.1% to 8.5% in fiscal 2001. The weighted average interest rate on the trade facility was approximately 8.0% and 8.3% during fiscal 2001 and fiscal 2000, respectively.

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

F. Financing Arrangements (continued)

Long-term debt consisted of the following:

	June 30,

	2001	2000

Senior unsecured 8% notes, due March 2008	$100,000	$100,000

Bank Credit Facility — revolving credit loan	16,034	21,836

Bank Credit Facility — term loan	25,000	17,619

Mortgage notes payable	15,380	16,546

Term loan	3,023	4,030

Promissory note	2,300	2,300

Obligations under capital leases	230	670

Other	1,256	1,668

	163,223	164,669

Less current portion	8,309	6,559

	$154,914	$158,110

The Company’s Credit Facility consists of a $40,000 revolving credit loan and a $25,000 term loan provided by several financial institutions (“Bank Credit Facility”). In fiscal 2001, the Company amended the Bank Credit Facility to increase the term loan to $25,000 from $20,000 and extended the maturity to July 1, 2004 for both loans.

Interest rates on loans outstanding, under the revolving credit loan, are based, at the Company’s option, on LIBOR plus 2.25% or the agent bank’s prime rate (6.75% at June 30, 2001). The weighted average interest rates on the revolving credit loan were 6.32% at June 30, 2001 and 9.49% at June 30, 2000. The Company is also obligated to pay a commitment fee of .375% on the unused portion of the loan. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible accounts receivable and inventories.

Under the term loan, the Company pays monthly principal payments that total $3,576 annually, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company’s option, on LIBOR plus 2.75% or the agent bank’s prime rate. The weighted average interest rates on the term loan were 6.61% at June 30, 2001 and 9.50% at June 30, 2000. The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends , and includes a financial covenant with respect to the coverage of certain fixed charges. The principal security for the revolving credit loan is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all the Company’s machinery and equipment and is cross collateralized and secured with the revolving credit loan.

The Company sold $100,000 of Senior Notes due March 2008, resulting in net proceeds of approximately $96,150. The Notes are redeemable at the Company’s option, in whole or in part, on or

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

F. Financing Arrangements (continued)

after March 15, 2003 at certain preset redemption prices. Interest on the Notes is payable semiannually on March 15 and September 15 of each year. During August 2000, the Company completed an exchange offer to existing noteholders, which resulted in reducing the interest rate on the Notes to 8.0% from 8.5%. There are no sinking fund requirements. Approximately $76,300 of the net proceeds from the Notes were used to repay amounts outstanding under an existing credit facility, thereby lengthening the term of the Company’s debt, most of which had been incurred to finance the acquisitions of Ruud Lighting, Inc. and DSI. The Notes Indenture contains covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined therein) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and, with respect to the Company, engage in mergers and consolidations.

Mortgage notes payable consisted of six separate notes at various rates of interest, ranging from 6.88% to 9.5%, and at June 30, 2001 were collateralized by land and buildings with a net carrying value of $25,063.

In connection with the Company’s investment in Venture Lighting India Limited., the Company assumed a term loan with a balance at June 30, 2001 of $3,023 that bears interest at LIBOR plus 3% and matures January 10, 2004. The loan is secured by the subsidiary’s facility, machinery and equipment, and inventory.

As part of the purchase price for Rohm and Haas Company’s 50% interest in Unison Fiber Optic Systems LLC (“Unison”), the Company entered into a $2,300 promissory note to Rohm and Haas that bears interest at 6.65% compounded quarterly. The note matures January 31, 2002. In partial consideration for the Company’s initial purchase of a 50% interest in Unison, the Company executed an 8% promissory note in the amount of $3,000 that was paid in January 2000.

The Company leases certain equipment under agreements that are classified as capital leases. The lease agreements have varying terms and the leased assets, with a net carrying value of $1,104 at June 30, 2001, are included in the consolidated balance sheet as machinery and equipment and furniture and fixtures.

Aggregate maturities of long-term debt (including capital lease obligations) for the five fiscal years subsequent to June 30, 2001, were as follows: 2002 — $8,309; 2003 — $5,894; 2004 — $12,681; 2005 — $30,912; and 2006 — $4,543.

The fair value of the Company’s Senior Notes at June 30, 2001 and 2000 approximated $69,000 and $70,000, respectively. The estimated fair value of the Company’s remaining debt at June 30, 2001 and 2000 approximated carrying value, as the effective rates for this debt were comparable to market rates. Debt issuance costs, classified with other assets, are being amortized over the terms of the related debt.

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

F. Financing Arrangements (continued)

During fiscal 1999, the Company entered into an interest rate swap agreement for a notional amount of $10,000 with a fixed pay rate of 6.63% and a receive rate of LIBOR. The swap agreement is a contract to exchange floating rate for fixed interest payments quarterly over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The net cash amounts paid or received on the agreement are recognized as an adjustment to interest expense. During fiscal 2000, the Company early-terminated the interest rate swap agreement which resulted in a realized gain of $120.

The Company uses standby letters of credit to satisfy certain security deposits with service providers, to make borrowings, and as security for a loan to a foreign investee. These letters are irrevocable and expire within 12 months of issuance. Standby letters of credit outstanding as of June 30, 2001 were $1,535. Historically, the Company has not experienced any significant claims against these financial instruments. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required, and therefore, is of the opinion that the fair value of these instruments is zero.

G. Shareholders’ Equity

Issuance of Common Stock

On August 31, 2000, the Company completed a public offering of 1,700,000 shares of its common stock at a price of $15.00 per share under a $300,000 shelf registration filed with the Securities and Exchange Commission that became effective in July 2000.

The public offering reduced the amount available for the issuance of various debt and equity securities under the shelf registration statement to approximately $274,500. The Company used the net proceeds from the public offering of approximately $22,900 to repay revolving credit loan borrowings. The Company expects to borrow a similar amount (including amounts already borrowed since the offering) under its revolving credit loan facility to fund capital improvements, including optical coating production equipment, filter testing and measurement equipment and production facilities, and on research and development in its telecommunications business unit at DSI.

In addition to the $300,000 shelf registration discussed above, in July 2000 a $100,000 shelf registration became effective under which the Company may from time-to-time issue various debt and equity securities to acquire assets, businesses or securities. The Company has no outstanding securities issued under this registration statement.

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

G. Shareholders’ Equity (continued)

General Electric Company Investment

In October 1999, General Electric Company (“GE”) completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company’s newly created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which GE has fully exercised to acquire 998,703 shares of Common Stock of the Company. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by GE represent approximately 17.0% of the voting power and equity ownership of the Company at June 30, 2001. The proceeds of the transaction were applied principally to the reduction of short-term liabilities and outstanding amounts under the Company’s Bank Credit Facility.

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

If the Company fails to maintain certain financial ratios over certain measurement periods, GE will have the right to acquire a combination of subscription rights to additional shares and proxies with respect to shares voted by certain officers of the Company, giving GE the ability to obtain the majority of the voting power of the Company. The first measurement period was the six months ended December 31, 1999. Thereafter, the measurement periods are the six months ending on the last day of each successive fiscal quarter until September 30, 2010 (excluding the six month periods ending on June 30, 2000, September 30, 2000 and June 30, 2001 as amended by agreements between GE and the Company).

The basis for GE’s additional rights will be the failure of the Company to maintain a 2.0 to 1.0 ratio of EBITDA to Interest Expense, as defined, over the applicable measurement periods. The ratio for the six months ended June 30, 2001, was 1.84 to 1.0 (1.65 to 1.0 for the quarter ended June 30, 2001 and 2.01 to 1.0 for the quarter ended March 31, 2001).

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

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

G. Shareholders’ Equity (continued)

A Second Occurrence would: (i) give GE the ability to vote the number of shares currently voted by the Chief Executive Officer (“CEO”) of the Company, approximately 3.3 million shares, (ii) give GE the option to purchase shares from the CEO and the President of the Company which, together with the shares owned by GE, would represent 25% of the voting power of the Company, and (iii) require the Company to grant GE an additional warrant to purchase shares, at the then current market price, approximating 3.5 million shares at June 30, 2001. The ability to vote the shares, purchase shares or obtain the warrant would be dependent upon compliance with antitrust laws. GE is not required to purchase additional shares of the Company. If GE owns and/or obtains the immediate right to acquire and/or vote in excess of 35% of the voting power of the Company, the terms of the Indenture relating to the Company’s Senior Notes would require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest, and the Company’s banks will have the ability to demand payment of the Bank Credit Facility. Upon a Third Occurrence, GE would have the right to vote shares currently voted by the President and be granted a warrant to purchase (at the then current market price) additional shares of Common Stock sufficient in number to give GE 50% plus one vote of the voting power of the Company.

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

ADLT Stock Option Plans

The Company’s 1995 Incentive Award Plan and 1998 Incentive Award Plan provide for the granting of “A” and “B” incentive stock options to purchase common stock of the Company. The “A” options become exercisable based on stock price or over one-to-five years from the date of grant depending on the Company’s operating performance. The “B” options become exercisable at the rate of 25% after one year, 35% after two years, and 40% after three years. The Company’s 1997 Billion Dollar Market Capitalization Incentive Award Plan provides for the granting of incentive stock options to purchase common stock of the Company. The options become exercisable when the Company’s market capitalization, excluding the impact of stock issued in completing acquisitions, reaches one billion dollars or after six years, whichever comes first. All options have been granted at market value on the date of grant and expire ten years from the date of grant. At June 30, 2001, the Company had 3,800,471 shares reserved for future issuance upon exercise of stock options granted under the option plans.

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

G. Shareholders’ Equity (continued)

Information related to stock options for the years ended June 30 are as follows:

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	3,445,137	$14.58	2,751,866	$16.36	2,601,347	$18.24

Granted	562,997	5.59	1,038,000	9.71	682,600	10.18

Exercised	(12,704)	9.72	(70,365)	10.56	(18,590)	15.13

Forfeited	(456,661)	15.30	(274,364)	15.09	(513,491)	17.68

Outstanding, end of year	3,538,769	13.01	3,445,137	14.58	2,751,866	16.36

Weighted -average fair value of options granted during the year	$3.47		$5.14		$4.69	—

The following table summarizes additional information concerning outstanding and exercisable options at June 30, 2001:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Options	Life	Price	Options	Price

$4.40 to 9.99	1,499,262	9.4 years	$6.44	114,632	$7.00
10.00 to 15.99	526,537	9.0 years	12.75	192,416	11.76
16.00 to 22.99	1,273,197	7.4 years	18.97	868,967	19.15
23.00 to 26.00	239,773	7.8 years	23.97	215,633	23.98

	3,538,769			1,391,648

DSI Stock Option Plan

Deposition Sciences, Inc. (“DSI”), a non-public subsidiary of ADLT, adopted the 2001 Equity Incentive Plan. DSI currently has 100,000,000 shares authorized and 50,000,000 shares outstanding, all of which are owned by ADLT. The 2001 Equity Incentive Plan initially provides for the granting of stock options to purchase up to 10,000,000 shares of common stock of DSI. The number of shares available will be increased by 18% of DSI shares issued, up to a maximum of 16,200,000 shares. The vesting terms of the options vary, including vesting based on a change in control or public offering of DSI or on a vesting

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

G. Shareholders’ Equity (continued)

schedule no more than five years from the date of grant. The options have been granted at fair value on the date of grant of $.46 per share and expire ten years from the date of grant. A total of 7,885,000 options were granted under the Plan and 13,000 of these options were exercised in fiscal 2001. Options for 2,344,000 shares are exercisable at June 30, 2001. The fair values of the stock options issued by DSI and included in the calculation of the pro forma net income and pro forma earnings per share below were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: expected volatility of 80%; risk-free interest rate of 4.60%; and expected life of 4 years with no dividend yield.

Accounting for Stock-Based Compensation

If the Company had elected to report compensation expense for the ADLT Incentive Award Plans and the DSI Equity Incentive Plan based on the fair value at the grant dates for all awards consistent with the methodology prescribed by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, net income and earnings per share would be as follows:

	Year Ended June 30,

	2001	2000	1999

Net income (loss) as reported	$271	$1,928	$(83,753)

Pro forma	(1,417)	(321)	(85,763)

Earnings (loss) per share as reported	$(.34)	$.01	$(4.14)

Pro forma	(.41)	(.10)	(4.24)

The fair values of the ADLT stock options issued by the Company and included in the calculation of the pro forma net income and pro forma earnings per share were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000 and 1999, respectively: expected volatility of 71%, 61%, and 54%; risk-free interest rates of 5.17%, 6.54%, and 5.61%; and expected lives of 4 years, 4 years, and 4 years with no dividend yield.

Employee Stock Purchase Plan

The Company’s 1997 Employee Stock Purchase Plan authorized and made available for sale to employees, at a discount of 15%, a total of 100,000 shares of the Company’s Common Stock. All of the shares authorized under the 1997 Plan have been issued. The Company’s 2001 Employee Stock Purchase Plan authorized and made available for sale to employees, at a discount of 15%, a total of 250,000 shares of the Company’s Common Stock. The Plan provides substantially all employees who have completed six months of service an opportunity to purchase shares through payroll deductions, up to 10% of eligible compensation.

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

G. Shareholders’ Equity (continued)

The purchase price of each share is 85% of the month-end closing market price of the Company’s Common Stock. Employees purchased 28,167 shares in fiscal 2001, 28,967 shares in fiscal 2000 and 41,233 shares of stock in fiscal 1999. At June 30, 2001, there were 242,056 shares available for future purchases.

Shares Issued Pursuant to Defined Contribution Plan

Beginning in February 1999, pursuant to the terms of the Company’s 401(k) Retirement and Savings Plan, the Company partially matches, with its Common Stock, the contributions made by employees to their plan accounts. The Company has authorized and made available for contribution a total of 200,000 shares of Common Stock, and contributed 67,474 shares in fiscal 2001, 64,318 shares in fiscal 2000 and 28,107 shares in fiscal 1999. At June 30, 2001, there were 40,101 shares available for future contributions.

H. Employee Benefits

The Company has defined contribution elective savings and retirement plans that cover substantially all full-time employees in its domestic and foreign subsidiaries. The Company matches the contributions of participating employees on the basis of the percentages specified in the respective plans, ranging from 1% to 4% of eligible employee earnings. Contributions charged to income for the defined contribution plans, including expense associated with the Common Stock issuances related to the 401(k) Retirement and Savings Plan described in Note G, were $1,526 in fiscal 2001, $1,215 in fiscal 2000 and $1,218 in fiscal 1999.

I. Income Taxes

Income (loss) from continuing operations before income taxes, minority interest, extraordinary charges and accounting change were attributable to the following sources:

	Year Ended June 30,

	2001	2000	1999

United States	$(1,720)	$2,372	$(73,795)

Foreign	2,607	216	(5,663)

Totals	$887	$2,588	$(79,458)

The provision for income taxes is computed using the liability method and is based on applicable federal and state statutory rates adjusted for permanent differences between financial and taxable income.

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

I. Income Taxes (continued)

Income taxes have been provided as follows:

	Year Ended June 30,

	2001	2000	1999

Current

Federal	$(162)	$19	$669

State and local	(131)	(172)	219

Foreign	269	305	(253)

	(24)	152	635
Deferred

Federal	—	—	(352)

State and local	—	—	(94)

Foreign	540	483	2,092

	540	483	1,646

	$516	$635	$2,281

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred tax assets and liabilities at June 30, 2001 and 2000 are as follows:

	Year Ended June 30,

	2001	2000

Deferred tax assets:

Net operating loss carryforwards	$30,226	$24,295

Research and development tax credits	3,818	3,196

Tax under financial reporting special charges and equity write-down	2,938	7,402

Other	3,778	1,040

	40,760	35,933

Deferred tax liabilities:

Tax over financial reporting depreciation and amortization	8,191	6,090

	8,191	6,090

Net deferred tax assets before valuation allowance	32,569	29,843

Valuation allowance	(32,569)	(29,843)

Net deferred tax assets	$—	$—

Due to the uncertainty of the ultimate realization of a portion of the deferred tax asset, valuation allowances of $32,569 and $29,843 were recorded by the Company for the years ended June 30, 2001

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

I. Income Taxes (continued)

and 2000, respectively. The net change in the valuation allowance for fiscal 2001 and fiscal 2000 was $2,726 and $(479), respectively.

The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

	Year Ended June 30,

	2001	2000	1999

Statutory tax rate	35.0%	35.0%	(35.0)%

State and local income taxes, net of federal benefit	(9.6)	(4.4)	0.2

Research and development tax credit	(70.1)	(7.3)	(0.9)

Effect of foreign taxes	(11.7)	6.9	2.7

Nondeductible permanent items	44.7	8.1	—

Valuation allowance (reversal)	92.0	(18.5)	38.2

Prior year overaccrual	(18.2)	—	—

Other	(3.9)	4.8	(2.3)

Effective tax rate	58.2%	24.6%	2.9%

Income taxes paid (net of refunds) were $302 in fiscal 2001, $(23) in fiscal 2000 and $(1,660) in fiscal 1999.

At June 30, 2001, the Company had net operating loss carryforwards (“NOLs”) of $88,901 available to reduce future United States federal taxable income, which expire 2008 through 2021.

The Company also had research and development credit carryforwards for tax purposes of approximately $3,818, which expire 2008 through 2015. Additionally, in conjunction with the Alternative Minimum Tax (“AMT”) rules, the Company had available AMT credit carryforwards for tax purposes of approximately $259, which may be used indefinitely to reduce regular federal income taxes.

Also, at June 30, 2001, the Company had foreign net operating loss carryforwards for tax purposes totaling $1,698 that expire in 2002 to 2007 and $8,053 that have no expiration dates.

J. Special Charges and Terminated Equipment Contracts

During the year ended June 30, 1999, the Company recorded special charges related to significant changes in its operations, which accelerated and intensified the Company’s focus on its metal halide products.

The special charges principally relate to the execution of the Company’s shift in strategic direction and include: limiting Pacific Rim expansion; changing global lamp manufacturing strategy; restructuring marketing operations in North America and Europe; accelerating an exit from noncore product lines; reducing excess overhead including staffing reductions; consolidating an equipment manufacturing

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

J. Special Charges and Terminated Equipment Contracts (continued)

operation into the Company’s Solon, Ohio facility and significantly reducing the size of the operation; and, reducing capital expenditures.

The special charges were determined in accordance with formal plans developed by the Company’s management and approved by the Company’s Board of Directors using the best information available to it at the time. All actions required by the plans were substantially completed by the end of fiscal 2000. Employees were terminated enterprise-wide from almost all areas and units of the Company. Assets related to the above actions are no longer in use and have been sold or were written-down to their estimated f air values.

Details of the actions and related special charges recorded during fiscal 1999 and 2000 are summarized as follows:

		Year Ended June 30, 1999
				Balance	Reclassifications		Balance
		Charged to	Charges	June 30,	and (Credits)	Charges	June 30,
Description	Cash/Noncash	Operations	Utilized	1999	to Operations	Utilized	2000

Lease/contract cancelations	Cash/Noncash	$4,324	$635	$3,689	$(641)	$3,018	$30

Staffing reductions	Cash/Noncash	3,549	2,868	681	(131)	533	17

Program cancelation	Cash	128	0	128	(21)	107	—

Terminate management benefit program	Cash/Noncash	1,516	1,430	86	—	86	—

Shut-down costs of facilities	Cash	1,615	1,537	78	10	88	—

Asset write-downs	Cash/Noncash	17,051	17,002	49	308	357	—

Exit non-core inventories	Noncash	261	261	—	—	—	—

Other	Cash	373	230	143	—	94	49

		$28,817	$23,963	$4,854	$(475)	$4,283	$96

The special charges for fiscal 1999 included costs related to the actions described above and also include $6,246 related to the wind-down of portable fixture manufacturing operations, which are described in Note K “Discontinued Operations Subsequently Retained.” Total special charges for fiscal 1999 of $35,063 are classified in the consolidated statement of operations as cost of goods sold ($3,956) and special charges ($31,107). The Company incurred additional costs of $596 and $764, as described in Note M, related to the above actions.

At June 30, 2000, all actions required by the plans were substantially completed and the $96 balance, as of June 30, 2000, was utilized during fiscal 2001. During fiscal 2000, the Company revised certain estimates related to its plans and reversed $475 of previously recorded special charges that were no longer deemed necessary. The reversal results primarily from the settlement of a lease cancellation for less than the estimated amount and revised estimates for severance and related costs.

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

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

K. Discontinued Operations Subsequently Retained

Microsun Technologies, Inc. (“Microsun”) was identified in March 1998 for disposition through a plan to distribute to ADLT shareholders all of the ownership of Microsun in a tax-free spin-off transaction estimated to be completed by December 1998. Because of the deterioration of the capital markets and the inability to raise capital necessary to spin-off the Microsun business, the Company concluded that it would wind-down the operations, close the manufacturing facilities and liquidate the assets of Microsun. At June 30, 1999, the plan of wind-down had been accomplished, the manufacturing facilities closed and substantially all assets had been disposed. Accordingly, there were no remaining discontinued operations accrued losses associated with Microsun at June 30, 1999.

In October 1999, management decided, with the approval of the Board of Directors, to retain the Microsun business — the portable lighting fixture products business that uses metal halide lighting technology — as part of the Company’s continuing operation. The decision to retain the business was based on management’s belief that, among other reasons, the market demand for Microsun products remains substantial; the market potential will be expanded as the Microsun portable lighting fixture s will be marketed and sold along with other existing lines of products for residential use in an e-commerce format (“Microsun.com”); and the Microsun business will use the fulfillment capabilities and infrastructure of existing ADLT businesses.

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

In accordance with the accounting requirements for recontinuance, the accompanying financial statements have been reclassified to present Microsun within continuing operations. At June 30, 1999,

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

K. Discontinued Operations Subsequently Retained (continued)

substantially all assets had been disposed and no remaining accrued losses associated with discontinued operations remained. The revenues and the net amount charged to the income statement for the year ended June 30, 1999, the last year during which the business was reported as discontinued operations consisted of the following:

Net sales	$4,719

Reclassification of discontinued operations to continuing operations	$10,374

Discontinued operations provision	(9,043)

Recontinuance of previously discontinued operations	$1,331

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

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

L. Earnings Per Share

Earnings (loss) per share is computed as follows:

	Year Ended June 30,

	2001	2000	1999

Income available to common shareholders:

Income (loss) from continuing operations before minority interest, extraordinary charge and accounting change	$371	$1,953	$(81,739)

Less: Minority interest in income of consolidated subsidiary	(100)	(25)	—

Preferred shares accretion	(2,555)	(1,796)	—

Additional preferred shares accretion from cumulative effect of accounting change for beneficial conversion option	(5,329)	—	—

Income (loss) from continuing operations before minority interest, extraordinary charge and accounting change attributable to common shareholders	$(7,613)	$132	$(81,739)

Net income (loss)	$271	$1,928	$(83,753)

Less: Preferred shares accretion — total	(7,884)	(1,796)	—

Net income (loss) attributable to common shareholders	$(7,613)	$132	$(83,753)

Weighted average shares — Basic:

Outstanding at beginning of period	20,482	20,278	20,189

Issued pursuant to public offering	1,388	—	—

Issued in acquisitions	—	30	2

Issued for exercise of warrant	530	—	—

Issued for exercise of stock options	11	18	17

Issued pursuant to employee stock purchase plan	10	16	19

Issued pursuant to 401(k) plan	25	30	5

Basic weighted average shares	22,446	20,372	20,232

Weighted average shares — Diluted:

Basic from above	22,446	20,372	20,232

Effect of stock options and warrant	—	959	—

Diluted weighted average shares	22,446	21,331	20,232

Earnings (loss) per share — Basic and Diluted:

Income (loss) from continuing operations	$(.10)	$.01	$(4.04)

Recontinuance of previously discontinued operations	—	—	.07

Extraordinary charge	—	—	(.05)

Cumulative effect of accounting change	(.24)	—	(.12)

Earnings (loss) per share — Basic and Diluted	$(.34)	$.01	$(4.14)

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

M. Related Party Transactions

Pursuant to an agreement dated October 8, 1998, as amended, between the Company and its Chairman and Chief Executive Officer (the “CEO”), the Company, following approval by the Company’s Board of Directors, has loaned a total of $13,140 to its CEO as of June 30, 2001, at an interest rate of 8%. Subsequent to June 30, 2001, the Company loaned an additional $970 to its CEO. The proceeds of the loan have been used by the Company’s CEO to reduce the principal balance outstanding of margin loan accounts, which are secured by 1,715,042 shares of the Company’s Common Stock owned by the CEO and a related entity. In connection with the loan, the Company’s Board of Directors obtained the CEO’s agreement to an extension of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company’s Common Stock in any manner except pursuant to the existing agreements governing the CEO’s margin accounts, without the consent of the Company’s Board of Directors.

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. The term of the loan has been extended by the Board to October 6, 2001. The Board reserved the right to require earlier repayment if ADLT requires the payment to prevent an unacceptable strain on cash resources.

The Company’s ability to collect amounts due according to the contractual terms of the loan agreement is largely dependent on the ultimate realization from the sale of assets owned by the CEO, including the CEO’s investment in common stock of the Company. When determining the fair value of investments in common stock, the Company considers both the current market price and also volatility in the stock price over the period in which the Company estimates it would take to sell those shares into the market.

In connection with the fiscal 1999 actions described in Note J, the Company recognized $596 in cost of sales for the write-down of specialty inventory and $764 in research and development expenses related to transactions with affiliates. During fiscal 1999, the Company also recognized a $700 provision for uncollectible advances and receivables related to transactions with affiliates.

The Company had sales to GE (primarily lamps and lamp components) totaling $7,575 in fiscal 2001, $7,869 in fiscal 2000 and $4,621 in fiscal 1999. The Company purchased lamps and raw materials from GE totaling $9,396 in fiscal 2001, $13,928 in fiscal 2000 and $13,498 in fiscal 1999. Included in the balance sheet caption of trade receivables are receivables from GE in the amount of $1,942 at June 30, 2001 and $1,621 at June 30, 2000. Included in the balance sheet caption of trade payables are payables to GE of $3,318 at June 30, 2001 and $3,112 at June 30, 2000.

During January 1996, the Company entered into a six-year Aircraft Operating Agreement (“Agreement”) with an unrelated company to charter certain airplanes for service into locations which are not adequately served by commercial carriers. The unrelated company leased the airplanes from an affiliate of the Company owned by certain officers of the Company. These officers guaranteed the repayment of $11,200 of indebtedness incurred by the affiliate to purchase the airplanes. The Company’s minimum annual commitments under the Agreement were $911. However, the only remaining aircraft under the Agreement was sold and the leasing activities under the Agreement ceased in December 1998. During

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

M. Related Party Transactions (continued)

May 1998, the Company began to charter airplanes from another unrelated company. This unrelated company also leased the airplanes from an affiliate of the Company owned by certain officers of the Company. These officers guaranteed the repayment of $6,400 of indebtedness incurred by the affiliate to purchase an airplane. Both airplanes have been sold and no further costs related thereto are being incurred. Fees paid by the Company under these arrangements were $56 in fiscal 2001, $474 in fiscal 2000 and $1,616 in fiscal 1999.

The Company paid a director of the Company $108 in fiscal 2001, $104 in fiscal 2000 and $100 in fiscal 1999 for consulting services. The Company also paid another director of the Company $93 in fiscal 2001 and $99 in fiscal 2000 for consulting services.

The Company sold lamps, lamp components, and lamp production equipment to an overseas company aggregating $1,373 in fiscal 2001, $1,194 in fiscal 2000 and $625 in fiscal 1999. The Company purchased lamps from this overseas company aggregating $1,377 in fiscal 2001, $1,108 in fiscal 2000 and $366 in fiscal 1999. An executive officer and director of the overseas company was a Director of the Company from January 1996 until January 2001.

During fiscal 1996, one of the Company’s subsidiaries sold the assets of its nonlamp product line to an affiliate of the Company owned principally by certain officers of the Company for an amount equal to the carrying amount of such assets as of June 30, 1995. As of June 30, 2001 and 2000, the Company had an 8.5% note from the affiliate for $220 related to the sale of the assets of the nonlamp product line which is recorded as a long-term receivable from related parties in the consolidated balance sheet. Total principal and accrued interest at June 30, 2001 was $317.

N. Commitments

The Company leases buildings and certain equipment under noncancelable operating lease agreements. The Company paid $1,150 in April 2001 for a non-refundable option to purchase, at fair value, a building currently leased by DSI. The cost of the option, if exercised, will be applied to the purchase price of the building. The option expires in April 2004. Total rent expense was $2,212 in 2001, $1,778 in 2000, and $1,878 in 1999. Future minimum lease commitments, as of June 30, 2001, were as follows:

Year:

Fiscal 2002	$2,867

Fiscal 2003	2,395

Fiscal 2004	1,794

Fiscal 2005	1,707

Fiscal 2006	1,584

Thereafter	6,350

Minimum lease payments	$16,697

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

O. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended June 30, 2001 and 2000:

	Fiscal 2001, Three Months Ended

	Jun 30	Mar 31	Dec 31	Sep 30

Net sales	$54,751	$53,890	$57,036	$53,771

Gross profit	21,255	22,399	23,406	21,907

Income from operations	3,143	3,220	4,578	3,004

Net income (loss)	$(393)	$(75)	$1,260	$(521)

Earnings (loss) per share — Basic	$(.04)	$(.03)	$(.21)	$(.05)

Earnings (loss) per share — Diluted	$(.04)	$(.03)	$(.20)	$(.05)

Price Range of Common Stock:

High	$6.73	$9.88	$12.81	$19.94

Low	3.90	4.00	4.00	11.31

	Fiscal 2000, Three Months Ended

	Jun 30	Mar 31	Dec 31	Sep 30

Net sales	$54,912	$55,717	$60,886	$57,081

Gross profit	23,521	23,519	24,124	22,318

Income from operations	4,278	4,502	4,175	2,956

Net income (loss)	$685	$1,045	$980	$(782)

Earnings (loss) per share — Basic	$.00	$.02	$.02	$(.04)

Earnings (loss) per share — Diluted	$.00	$.02	$.02	$(.04)

Price Range of Common Stock:

High	$22.00	$23.75	$8.50	$9.00

Low	9.13	5.56	4.75	6.88

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

P. Segment and Geographic Information

The Company has one reportable business segment: the design, manufacture and sales of metal halide lighting products including materials, system components, systems and production equipment. The Company’s telecommunications business unit does not meet reportable operating segment criteria and has been aggregated in the following information.

Net sales by country, based on the location of the business unit, for fiscal 2001, 2000, and 1999 follows:

	Year Ended June 30,

	2001	2000	1999

United States	$165,698	$170,887	$144,665

Canada	18,802	22,624	20,524

United Kingdom	20,831	21,450	19,998

Australia	11,864	11,837	10,092

Other	2,253	1,798	1,149

	$219,448	$228,596	$196,428

Long-lived assets by country, based on the location of the asset, as of June 30, 2001 and 2000 follows:

	June 30,

	2001	2000

United States	$101,492	$89,344

Canada	2,509	2,604

United Kingdom	5,044	5,767

Australia	1,548	1,764

India	11,566	9,298

Other	334	386

	$122,493	$109,163

In fiscal 2001, 2000, and 1999, no single customer accounted for 10% or more of the Company’s net sales.

Advanced Lighting Technologies, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in thousands, except per share data)

Q. Contingency

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

The Company, from time to time, is subject to routine litigation incidental to its business. Although there can be no assurance as to the ultimate disposition of routine litigation, management of the Company believes, based upon information available at this time, that the ultimate outcome of these matters will not have a material adverse effect on the operations and financial condition of the Company.

R. Subsequent Event

On September 20, 2001, the Company signed a letter of intent to sell a significant portion of its lamp fixture business (Ruud Lighting, Kramer Lighting and Ruud Lighting Europe subsidiaries) to a group of investors led by Alan J. Ruud, the Company’s President and Chief Operating Officer. The letter of intent is subject to certain conditions including approval of the transaction by the Company’s Board of Directors, approval by the Company’s lending institutions, and completion of financing arrangements by the purchasers. The selling price for this business is expected to approximate $38,300, subject to adjustment for changes in the business through the closing date. As part of this transaction, a $9,000 mortgage note will continue to be the obligation of Ruud Lighting. The Company anticipates a substantial noncash charge from the transaction based on the current terms of the letter of intent. The subsidiaries to be sold had sales of approximately $82,000 for fiscal 2001 and total assets of approximately $123,000 at June 30, 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to its 2001 Annual Shareholders Meeting (“Proxy Statement”), under the captions “Nominees,” “Continuing Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” This Proxy Statement will be filed with the SEC prior to October 29, 2001.

Item 11. Executive Compensation

The information contained under the caption “Compensation of Executive Officers” in the Proxy Statement is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the caption “Certain Holders of Voting Securities” in the Proxy Statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information contained under the caption “Certain Transactions With Directors And Officers” in the Proxy Statement is incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2). The following consolidated financial statements of Advanced Lighting Technologies, Inc. are included in Item 8:

Report of Grant Thornton LLP, Independent Auditors

Consolidated Balance Sheets as of June 30, 2001 and 2000

Consolidated Statements of Operations for the Years Ended June 30, 2001, 2000 and 1999

Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2001, 2000, and 1999

Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Financial Statement Schedules:

(2)  The following Financial Statement Schedules are included in Item 14(d):

None. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)  List of Exhibits (Exhibits available upon request)

		Previous
		Filing If
Exhibit		Incorporated
Number	Description	by Reference

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(2)
3.2	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999 (Form 10-Q/ A Exhibit 3.2)	(9)
3.3	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000 (Form 10-K Exhibit 3.3)	(12)
3.4	Code of Regulations	(1)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Form of Stock Certificate for Common Stock of Advanced Lighting Technologies, Inc (Form 10-K Exhibit 4.2).	(12)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference

4.3	Indenture between Advanced Lighting Technologies, Inc. and The Bank of New York, as Trustee, dated as of March 18, 1998 (Form 10-Q/ A Exhibit 4.3)		(4)
4.4	Registration Rights Agreement between Advanced Lighting Technologies, Inc. and Morgan Stanley & Co., Incorporated dated as of March 18, 1998 (Form S-4 Exhibit 4.2)		(3)
4.5	Form of Security for 8% Senior Notes due 2008 originally issued by Advanced Lighting Technologies, Inc. on March 18, 1998 (Form S-4 Exhibit 4.3)		(3)
4.6	Form of Security for 8% Senior Notes due 2008 issued by Advanced Lighting Technologies, Inc. and registered under the Securities Act of 1933 (Form S-4 Exhibit 4.4)		(3)
4.7	First Supplemental Indenture dated September 25, 1998 between Advanced Lighting Technologies, Inc. and The Bank of New York amending the Indenture dated March 18, 1998 (Form 10-Q/ A No. 2 Exhibit 4.1)		(6)
4.8	Registration Rights Agreement dated as of September 30, 1999 by and between Advanced Lighting Technologies, Inc. and General Electric Company (Form 10-Q/ A Exhibit 4.2)		(9)
9.1	Amended and Restated Voting Trust Agreement dated as of October 1, 1999 by and among Wayne R. Hellman, as voting trustee, and the Shareholders listed on Exhibit A thereto (Form 10-K Exhibit 9.3)		(12)
9.2	Amended and Restated Voting Trust Agreement dated as of October 1, 1999 among Alan J. Rudd, as voting trustee, and the Shareholders listed on Exhibit A thereto (Schedule 13D Exhibit 1)		(17)
10.1	Management Contracts, Compensatory Plans and Arrangements
	10.1.1	Employment Agreement dated as of January 2, 1998 among Ruud Lighting, Inc., Advanced Lighting Technologies, Inc. and Alan J. Ruud (Form 10-K/ A No. 2 Exhibit 10.1)	(5)
	10.1.2	Employment Agreement dated as of February 12, 1998 between Advanced Lighting Technologies, Inc. and Nicholas R. Sucic (Form 10-Q/ A Exhibit 10.5)	(4)
	10.1.3	Loan Agreement dated as of October 8, 1998 between Advanced Lighting Technologies, Inc. and Wayne R. Hellman (Form 10-Q/ A Exhibit 10.1)	(7)

			Previous
			Filing If
			Incorporated
Exhibit			by Reference
Number		Description

	10.1.4	Secured Promissory Note of Wayne R. Hellman dated as of October 8, 1998 in the amount of $9,000,000 to Advanced Lighting Technologies, Inc. (Form 10-Q/ A Exhibit 10.2)	(7)
	10.1.5	First Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of November 22, 2000 (Form 10-Q Exhibit 10.1)	(15)
	10.1.6	Second Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of March 15, 2001 (Form 10-Q Exhibit 10.1)	(16)
	10.1.7	Amended and Restated Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of October 8, 1998 (Form 10-Q/ A Exhibit 10.4)	(7)
	10.1.8	Advanced Lighting Technologies, Inc. Amended and Restated 1995 Incentive Award Plan (Form S-1 Exhibit 10.1 and 10.1/ A)	(1)
	10.1.9	Advanced Lighting Technologies, Inc. 1997 Billion Dollar Market Capitalization Incentive Award Plan (Form 10-K/ A No. 2 Exhibit 10.11)	(8)
	10.1.10	Advanced Lighting Technologies, Inc. Amended and Restated 1998 Incentive Award Plan (Form 10-K/ A No. 2 Exhibit 10.12)	(8)
	10.1.11	Deposition Sciences, Inc. 2001 Equity Incentive Plan (Form 10-Q Exhibit 10.3)	(16)
	10.1.12	Mutual Release and Indemnification Agreement by and between Advanced Lighting Technologies, Inc. and Louis S. Fisi dated as of December 31, 1999 (Form 10-Q Exhibit 10.9)	(10)
	10.1.13	Consulting Agreement by and between Advanced Lighting Technologies, Inc. and Louis S. Fisi dated as of December 31, 1999 (Form 10-Q Exhibit 10.10)	(10)
10.2	Credit Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 21, 1999 (Form 10-K/ A No. 2 Exhibit 10.13)		(8)

		Previous
		Filing If
Exhibit		Incorporated
Number	Description	by Reference

10.3	Market Clearance Side Letter dated May 21, 1999 by and among PNC Bank, National Association, PNC Capital Markets, Inc., Advanced Lighting Technologies, Inc., Ballastronix, Incorporated, Canadian Lighting Systems Holding Incorporated, Parry Power Systems Limited and Venture Lighting Europe Ltd. (Form 10-K/ A No. 2 Exhibit 10.18)	(8)
10.4	Side Letter Agreement dated August 5, 1999 by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, PNC Bank, National Association and BankBoston, N.A. relating to the Credit Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated May 21, 1999 (Form 10-Q/ A Exhibit 10.1)	(9)
10.5	Assignment of Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and BankBoston, N.A. dated as of August 5, 1999 (Form 10-Q/ A Exhibit 10.2)	(9)
10.6	First Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of August 17, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/ A Exhibit 10.3)	(9)
10.7	Second Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of August 18, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/ A Exhibit 10.4)	(9)
10.8	Assignment and Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and National City Commercial Finance, Inc. dated as of November 2, 1999 (Form 10-Q Exhibit 10.1)	(10)
10.9	Assignment and Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and Sovereign Bank dated as of November 2, 1999 (Form 10-Q Exhibit 10.2)	(10)

		Previous
		Filing If
Exhibit		Incorporated
Number	Description	by Reference

10.10	Third Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of November 2, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.3)	(10)
10.11	Fourth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of February 28, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/ A Exhibit 10.1)	(11)
10.12	Fifth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 8, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-K Exhibit 10.19)	(12)
10.13	Sixth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of July 1, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.1)	(14)
10.14	Seventh Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of March 27, 2001, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.2)	(16)
10.15	Eighth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of June 12, 2001, amending the Credit Agreement by and among the same parties dated as of May 21, 1999
10.16	Lease Agreement by and between Macken Associates and Deposition Sciences, Incorporated dated March 2, 2001
10.17	Agreement dated April 16, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001

		Previous
		Filing If
Exhibit		Incorporated
Number	Description	by Reference

10.18	Second Amendment to Lease dated June 20, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001
10.19	Option Agreement to Purchase Real Property dated March 2, 2001 by and between Macken Associates and Deposition Sciences, Incorporated with respect to the premises leased by the second party from the first party pursuant to the Lease Agreement by and between them dated March 2, 2001
10.20	Agreement dated May 29, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Option Agreement to Purchase Real Property by and between the same parties dated March 2, 2001
10.21	Stock Purchase Agreement by and between Advanced Lighting Technologies, Inc. and General Electric Company dated as of September 28, 1999 (Form 10-Q/ A Exhibit 10.5)	(9)
10.22	Contingent Warrant Agreement dated as of September 30, 1999 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998, as subsequently amended and restated October 1, 2000 (Form 10-Q/ A Exhibit 10.6)	(9)
10.23	Amendment to Contingent Warrant Agreement dated as of August 31, 2000 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q/ A Exhibit 10.6)	(14)
10.24	Second Amendment to Contingent Warrant Agreement dated as of June 29, 2001 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998

		Previous
		Filing If
Exhibit		Incorporated
Number	Description	by Reference

10.25	Lamp Materials Purchase Agreement by and among Advanced Lighting Technologies, Inc., General Electric Company, acting through its GE Lighting business and APL Engineered Materials, Inc. dated as of September 30, 1999 (Form 10-Q/ A Exhibit 10.8)	(9)
10.26	Patent and Technical Assistance Agreement by and among Advanced Lighting Technologies, Inc., APL Engineered Materials, Inc. and General Electric Company, acting through its GE Lighting business, dated as of September 30, 1999 (Form 10-Q/ A Exhibit 10.9)	(9)
10.27	Series A1 Warrant to Purchase Common Shares of Advanced Lighting Technologies, Inc. issued to General Electric Company dated as of October 6, 1999 (Form 10-Q/ A Exhibit 10.7)	(9)
10.28	Agency Agreement dated August 31, 2000 among Advanced Lighting Technologies, Inc., Raymond James & Associates, Inc. and Sanders Morris Harris Inc. (Form 8-K Exhibit 1.1)	(13)
12	Statement regarding Computation of Ratios
21	Subsidiaries of the Registrant as of June 30, 2001
23	Consent of Grant Thornton LLP
24	Powers of Attorney

(1)	Incorporated by reference to referenced Exhibit in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996 filed on February 14, 1997.

(3)	Incorporated by reference to referenced Exhibit in Company’s Registration Statement on Form S-4 Registration No. 333-58609 filed July 7, 1998.

(4)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/ A for the Quarterly Period ended March 31, 1998 filed on March 15, 1999.

(5)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K/ A No. 2 for the Annual Period ended June 30, 1998 filed March 16, 1999.

(6)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/ A No. 2 for the Quarterly Period ended September 30, 1998 filed March 15, 1999.

(7)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/ A for the Quarterly Period ended December 31, 1998 filed March 15, 1999.

(8)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K/ A No. 2 for the Annual Period ended June 30, 1999 filed April 25, 2000.

(9)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/ A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(10)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1999 filed February 14, 2000.

(11)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/ A for the Quarterly Period ended March 31, 2000 filed July 11, 2000.

(12)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(13)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated August 31, 2000 filed September 1, 2000.

(14)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2000 filed November 14, 2000.

(15)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2000 filed February 14, 2001.

(16)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2001 filed May 15, 2001.

(17)	Incorporated by reference to Exhibit 1 to Schedule 13D filed by Alan Ruud, et al., March 15, 2000.

(b). Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

(c). Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this Report. See Exhibit Index.

(d). Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: September 28, 2001	By: /s/ Wayne R. Hellman Wayne R. Hellman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wayne R. Hellman Wayne R. Hellman	Chief Executive Officer and Director	September 28, 2001
/s/ Steven C. Potts Steven C. Potts	Chief Financial Officer and Treasurer (Chief Accounting Officer)	September 28, 2001
/s/ Francis H. Beam Francis H. Beam	Director	September 28, 2001
/s/ John E. Breen John E. Breen	Director	September 28, 2001
/s/ John R. Buerkle John R. Buerkle	Director	September 28, 2001
/s/ Theodore A. Filson Theodore A. Filson	Director	September 28, 2001
/s/ Louis S. Fisi Louis S. Fisi	Director	September 28, 2001
/s/ John Gonzalez John Gonzalez	Director	September 28, 2001
/s/ Thomas K. Lime Thomas K. Lime	Director	September 28, 2001
/s/ Alan J. Ruud Alan J. Ruud	Director	September 28, 2001
/s/ A Gordon Tunstall A Gordon Tunstall	Director	September 28, 2001

*	The undersigned, by signing his name hereto, does hereby execute this Report on behalf of the above indicated directors of Advanced Lighting Technologies, Inc. pursuant to Powers of Attorney executed by each such director appointing the undersigned as attorney-in-fact and filed with the Securities and Exchange Commission.

By:	/s/ Steven C. Potts

Steven C. Potts
Attorney-in-Fact

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS TO

FORM 10-K

FOR THE ANNUAL PERIOD ENDED JUNE 30, 2001

ADVANCED LIGHTING TECHNOLOGIES, INC.

EXHIBIT INDEX

		Previous
		Filing If
Exhibit		Incorporated
Number	Description	by Reference

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(2)
3.2	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999 (Form 10-Q/ A Exhibit 3.2)	(9)
3.3	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000 (Form 10-K Exhibit 3.3)	(12)
3.4	Code of Regulations	(1)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Form of Stock Certificate for Common Stock of Advanced Lighting Technologies, Inc (Form 10-K Exhibit 4.2).	(12)
4.3	Indenture between Advanced Lighting Technologies, Inc. and The Bank of New York, as Trustee, dated as of March 18, 1998 (Form 10-Q/ A Exhibit 4.3)	(4)
4.4	Registration Rights Agreement between Advanced Lighting Technologies, Inc. and Morgan Stanley & Co., Incorporated dated as of March 18, 1998 (Form S-4 Exhibit 4.2)	(3)
4.5	Form of Security for 8% Senior Notes due 2008 originally issued by Advanced Lighting Technologies, Inc. on March 18, 1998 (Form S-4 Exhibit 4.3)	(3)
4.6	Form of Security for 8% Senior Notes due 2008 issued by Advanced Lighting Technologies, Inc. and registered under the Securities Act of 1933 (Form S-4 Exhibit 4.4)	(3)
4.7	First Supplemental Indenture dated September 25, 1998 between Advanced Lighting Technologies, Inc. and The Bank of New York amending the Indenture dated March 18, 1998 (Form 10-Q/ A No. 2 Exhibit 4.1)	(6)
4.8	Registration Rights Agreement dated as of September 30, 1999 by and between Advanced Lighting Technologies, Inc. and General Electric Company (Form 10-Q/ A Exhibit 4.2)	(9)

9.1	Amended and Restated Voting Trust Agreement dated as of October 1, 1999 by and among Wayne R. Hellman, as voting trustee, and the Shareholders listed on Exhibit A thereto (Form 10-K Exhibit 9.3)		(12)
9.2	Amended and Restated Voting Trust Agreement dated as of October 1, 1999 among Alan J. Rudd, as voting trustee, and the Shareholders listed on Exhibit A thereto (Schedule 13D Exhibit 1)		(17)
10.1	Management Contracts, Compensatory Plans and Arrangements
	10.1.1	Employment Agreement dated as of January 2, 1998 among Ruud Lighting, Inc., Advanced Lighting Technologies, Inc. and Alan J. Ruud (Form 10-K/ A No. 2 Exhibit 10.1)	(5)
	10.1.2	Employment Agreement dated as of February 12, 1998 between Advanced Lighting Technologies, Inc. and Nicholas R. Sucic (Form 10-Q/ A Exhibit 10.5)	(4)
	10.1.3	Loan Agreement dated as of October 8, 1998 between Advanced Lighting Technologies, Inc. and Wayne R. Hellman (Form 10-Q/ A Exhibit 10.1)	(7)
	10.1.4	Secured Promissory Note of Wayne R. Hellman dated as of October 8, 1998 in the amount of $9,000,000 to Advanced Lighting Technologies, Inc. (Form 10-Q/ A Exhibit 10.2)	(7)
	10.1.5	First Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of November 22, 2000 (Form 10-Q Exhibit 10.1)	(15)
	10.1.6	Second Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of March 15, 2001 (Form 10-Q Exhibit 10.1)	(16)
	10.1.7	Amended and Restated Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of October 8, 1998 (Form 10-Q/ A Exhibit 10.4)	(7)
	10.1.8	Advanced Lighting Technologies, Inc. Amended and Restated 1995 Incentive Award Plan (Form S-1 Exhibit 10.1 and 10.1/ A)	(1)
	10.1.9	Advanced Lighting Technologies, Inc. 1997 Billion Dollar Market Capitalization Incentive Award Plan (Form 10-K/ A No. 2 Exhibit 10.11)	(8)

	10.1.10	Advanced Lighting Technologies, Inc. Amended and Restated 1998 Incentive Award Plan (Form 10-K/ A No. 2 Exhibit 10.12)	(8)
	10.1.11	Deposition Sciences, Inc. 2001 Equity Incentive Plan (Form 10-Q Exhibit 10.3)	(16)
	10.1.12	Mutual Release and Indemnification Agreement by and between Advanced Lighting Technologies, Inc. and Louis S. Fisi dated as of December 31, 1999 (Form 10-Q Exhibit 10.9)	(10)
	10.1.13	Consulting Agreement by and between Advanced Lighting Technologies, Inc. and Louis S. Fisi dated as of December 31, 1999 (Form 10-Q Exhibit 10.10)	(10)
10.2	Credit Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 21, 1999 (Form 10-K/ A No. 2 Exhibit 10.13)		(8)
10.3	Market Clearance Side Letter dated May 21, 1999 by and among PNC Bank, National Association, PNC Capital Markets, Inc., Advanced Lighting Technologies, Inc., Ballastronix, Incorporated, Canadian Lighting Systems Holding Incorporated, Parry Power Systems Limited and Venture Lighting Europe Ltd. (Form 10-K/ A No. 2 Exhibit 10.18)		(8)
10.4	Side Letter Agreement dated August 5, 1999 by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, PNC Bank, National Association and BankBoston, N.A. relating to the Credit Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated May 21, 1999 (Form 10-Q/ A Exhibit 10.1)		(9)
10.5	Assignment of Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and BankBoston, N.A. dated as of August 5, 1999 (Form 10-Q/ A Exhibit 10.2)		(9)
10.6	First Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of August 17, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/ A Exhibit 10.3)		(9)

10.7	Second Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of August 18, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/ A Exhibit 10.4)	(9)
10.8	Assignment and Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and National City Commercial Finance, Inc. dated as of November 2, 1999 (Form 10-Q Exhibit 10.1)	(10)
10.9	Assignment and Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and Sovereign Bank dated as of November 2, 1999 (Form 10-Q Exhibit 10.2)	(10)
10.10	Third Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of November 2, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.3)	(10)
10.11	Fourth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of February 28, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/ A Exhibit 10.1)	(11)
10.12	Fifth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 8, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-K Exhibit 10.19)	(12)
10.13	Sixth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of July 1, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.1)	(14)
10.14	Seventh Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of March 27, 2001, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.2)	(16)

10.15	Eighth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of June 12, 2001, amending the Credit Agreement by and among the same parties dated as of May 21, 1999
10.16	Lease Agreement by and between Macken Associates and Deposition Sciences, Incorporated dated March 2, 2001
10.17	Agreement dated April 16, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001
10.18	Second Amendment to Lease dated June 20, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001
10.19	Option Agreement to Purchase Real Property dated March 2, 2001 by and between Macken Associates and Deposition Sciences, Incorporated with respect to the premises leased by the second party from the first party pursuant to the Lease Agreement by and between them dated March 2, 2001
10.20	Agreement dated May 29, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Option Agreement to Purchase Real Property by and between the same parties dated March 2, 2001
10.21	Stock Purchase Agreement by and between Advanced Lighting Technologies, Inc. and General Electric Company dated as of September 28, 1999 (Form 10-Q/ A Exhibit 10.5)	(9)
10.22	Contingent Warrant Agreement dated as of September 30, 1999 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998, as subsequently amended and restated October 1, 2000 (Form 10-Q/ A Exhibit 10.6)	(9)
10.23	Amendment to Contingent Warrant Agreement dated as of August 31, 2000 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q/ A Exhibit 10.6)	(14)

10.24	Second Amendment to Contingent Warrant Agreement dated as of June 29, 2001 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998
10.25	Lamp Materials Purchase Agreement by and among Advanced Lighting Technologies, Inc., General Electric Company, acting through its GE Lighting business and APL Engineered Materials, Inc. dated as of September 30, 1999 (Form 10-Q/ A Exhibit 10.8)	(9)
10.26	Patent and Technical Assistance Agreement by and among Advanced Lighting Technologies, Inc., APL Engineered Materials, Inc. and General Electric Company, acting through its GE Lighting business, dated as of September 30, 1999 (Form 10-Q/ A Exhibit 10.9)	(9)
10.27	Series A1 Warrant to Purchase Common Shares of Advanced Lighting Technologies, Inc. issued to General Electric Company dated as of October 6, 1999 (Form 10-Q/ A Exhibit 10.7)	(9)
10.28	Agency Agreement dated August 31, 2000 among Advanced Lighting Technologies, Inc., Raymond James & Associates, Inc. and Sanders Morris Harris Inc. (Form 8-K Exhibit 1.1)	(13)
12	Statement regarding Computation of Ratios
21	Subsidiaries of the Registrant as of June 30, 2001
23	Consent of Grant Thornton LLP
24	Powers of Attorney

(1)	Incorporated by reference to referenced Exhibit in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996 filed on February 14, 1997.

(3)	Incorporated by reference to referenced Exhibit in Company’s Registration Statement on Form S-4 Registration No. 333-58609 filed July 7, 1998.

(4)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/ A for the Quarterly Period ended March 31, 1998 filed on March 15, 1999.

(5)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K/ A No. 2 for the Annual Period ended June 30, 1998 filed March 16, 1999.

(6)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/ A No. 2 for the Quarterly Period ended September 30, 1998 filed March 15, 1999.

(7)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/ A for the Quarterly Period ended December 31, 1998 filed March 15, 1999.

(8)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K/ A No. 2 for the Annual Period ended June 30, 1999 filed April 25, 2000.

(9)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/ A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(10)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1999 filed February 14, 2000.

(11)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/ A for the Quarterly Period ended March 31, 2000 filed July 11, 2000.

(12)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(13)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated August 31, 2000 filed September 1, 2000.

(14)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2000 filed November 14, 2000.

(15)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2000 filed February 14, 2001.

(16)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2001 filed May 15, 2001.

(17)	Incorporated by reference to Exhibit 1 to Schedule 13D filed by Alan Ruud, et al., March 15, 2000.