Form 10-K405/A
period 2001-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2001-10-29
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Indicate by check ( X ) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 31, 2001 was $51,477,506.

There were 23,314,078 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of August 31, 2001.

EXPLANATORY NOTE

This Form 10-K/A amends Part III to include information regarding officers and directors. Pursuant to General Instruction G(3) of Form 10-K, the amendment includes information originally incorporated by reference to the Registrant’s definitive proxy materials. This Form 10-K/A does not amend any other Parts or Items of the Form 10-K as originally filed.

INDEX

Advanced Lighting Technologies, Inc.

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors has fixed the number of directors at ten. The following table sets forth certain information regarding each of the directors, as well as the Company’s other executive officer:

			Director's Term
Name	Age	Position	Expires

Wayne R. Hellman	55	Chief Executive Officer and Chairman of the Board	2001
Theodore A. Filson	62	Director	2001
Thomas K. Lime	63	Director	2001
John E. Breen	56	Director	2002
John Gonzalez	70	Director	2002
A Gordon Tunstall	57	Director	2002
Francis H. Beam	65	Director	2003
John R. Buerkle	53	Director	2003
Louis S. Fisi	66	Director	2003
Alan J. Ruud	54	Vice Chairman, Chief Operating Officer and Director	2003
Steven C. Potts*	48	Chief Financial Officer And Treasurer

*Executive Officer Only

Wayne R. Hellman has served as the chief executive and a director of the Company since 1995 and as chief executive or other senior officer of each of the Company’s predecessor companies since 1983. From 1968 to 1983 he was employed by the lighting division (“GE Lighting”) of General Electric Company. While at General Electric, Mr. Hellman served as Manager of Strategy Analysis for the Lighting Business Group; Manager of Engineering for the Photo Lamp Department; Halarc Project Venture Manager; Manager of Quartz Halogen Engineering and Manager of Metal Halide Engineering. As the Halarc Project Venture Manager, he was given the responsibility of developing metal halide technology. Mr. Hellman is also currently a director of Fiberstars, Inc., a manufacturer and marketer of fiber optic lighting systems. The Company owns approximately 24% of the issued and outstanding shares of Fiberstars, Inc. In 1998, Mr. Hellman married Diane Mazzola who is Mr. Fisi’s step-daughter.

Alan J. Ruud founded Ruud Lighting, Inc. in December of 1982 and has served as its chairman of the board and chief executive officer since that time. The Company acquired Ruud Lighting on January 2, 1998. At that time, Mr. Ruud was appointed to the Company’s Board. He currently serves as vice-chairman and a member of the Executive Committee. In June 1999, Mr. Ruud was appointed to the additional positions of President and Chief Operating Officer of the Company. Mr. Ruud founded SPI Lighting, an HID lighting manufacturer, in 1973, which was sold to McGraw Edison in 1978. Mr. Ruud managed SPI Lighting until 1982. From 1969 through 1979, Mr. Ruud also ran a consulting and lighting engineering group in Milwaukee, Wisconsin. Mr. Ruud is also currently a director of Fiberstars, Inc.

Francis H. Beam has served as a director of the Company since 1995. From 1988 to 1999, Mr. Beam served as President of Pepper Capital Corp., a venture capital firm which he formed. Mr. Beam retired from Pepper Capital effective at the end of 1999. Mr. Beam is also a director of The Lamson & Sessions Co., a manufacturer of thermoplastic conduit and pipe, enclosures, wiring devices and accessories. From 1959 to 1988 he was employed by Ernst &Young LLP (and its predecessors). Beginning in 1967 he held various partnership positions with that firm until his retirement in 1988 as Vice Chairman and Regional Managing Partner.

John E. Breen was appointed to the Company’s Board in December 1999. Dr. Breen served as Vice President of Technology for GE Lighting from 1990 until his retirement in 1998. Dr. Breen spent 26 years at GE Lighting focused on technology for all lighting applications and on new product introductions.

John R. Buerkle was appointed as a director of the Company in January 1998. From June 2000 to September 2001, Mr. Buerkle was president of UNext International. UNext International is an Internet education venture. Previously, Mr. Buerkle spent 28 years in marketing and senior management positions with S.C. Johnson & Son, Inc., a global leader in consumer household products, where among other assignments, he was President, Asia-Pacific and Americas, each for five years. Mr. Buerkle is also a director of Alloyd Company, Inc., a privately-held leading manufacturer of plastic packaging and packaging equipment.

Theodore A. Filson has been a director of the Company since 1995. Mr. Filson has served as an independent consultant to the lighting industry since 1994. From 1986 to 1994 he was employed as president and chief executive officer of Advance Transformer, Inc., the largest manufacturer of lighting system power supplies in the world.

Louis S. Fisi served as the executive vice president of the Company from 1995 until his retirement in 1999, and has served as a director of the Company since 1995. He has also served as chief financial officer of the Company from 1995 to November 1996 and chief financial officer of one or more of the Company’s predecessors from 1985 to November 1996, and assisted Mr. Hellman in the founding of the predecessors. From 1976 to 1985, Mr. Fisi was employed in executive and financial capacities by the Smithers Company, an international industrial company. From 1967 to 1976, he was employed as a certified public accountant by an international accounting and consulting firm currently known as Ernst & Young LLP.

John Gonzalez retired as Vice Chairman of Lincoln Electric Company in 1994, a position which he had held since 1991. Prior to his appointment as Vice Chairman Mr. Gonzalez had held various management positions with Lincoln Electric since joining that company in 1953. Following his retirement, Mr. Gonzalez has been an executive consultant to public and private companies. Mr. Gonzalez joined the Board in January 2001, to fill the unexpired term of Mr. Harada.

Thomas K. Lime was appointed to the Company’s Board in December 1999. Mr. Lime retired from GE Lighting in 1998 after 37 years in sales and marketing positions at GE Lighting. From 1995 to 1998, Mr. Lime served as General Manager-World Wide Strategic Accounts Sales and from 1984 to 1994 as General Manager-Consumer Sales US/Canada.

A Gordon Tunstall has served as a director of the Company since June 1996. He is the founder of, and for more than 20 years has served as President of Tunstall Consulting, Inc., a provider of strategic consulting and financial planning services. Mr. Tunstall is also currently a director of Kforce Inc., a professional and technical placement firm; JLM Industries, Inc., a manufacturer and marketer of performance chemicals and specialty plastics, and Horizon Medical Products, a medical device manufacturer and distributor.

Steven C. Potts joined the Company as Chief Financial Officer and Treasurer in October 2000. Before joining the Company, Mr. Potts served in several financial positions for General Dynamics, Inc. from 1975 until 1999. From 1995 to 1999, Mr. Potts served as Vice President of Finance and Controller of General Dynamics, Land Systems Division. In this position, Mr. Potts was responsible for directing financial operations and information resource management for Land Systems and played a key role in domestic and international acquisitions for General Dynamics.

Composition of the Board of Directors

Pursuant to the terms of the Company’s Articles of Incorporation and Code of Regulations (By-Laws), the Board of Directors has the power to change the number of directors by resolution. The number of directors is currently set at ten members. The directors are divided into three classes. Each director in a particular class is elected to serve a three-year term or until his or her successor is duly elected and qualified. The classes are staggered so that their terms expire in successive years resulting in the election of only one class of directors each year. During fiscal year 2001, Mr. Gonzalez joined the Board to replace Mr. Susumu Harada upon his resignation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership with the Securities and Exchange Commission and the Nasdaq National Market. Specific due dates for these reports have been established, and the Company is required to report in this Report any failure to file by these dates during fiscal 2001. All of these filing requirements were satisfied by the Company’s Executive Officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities.

Item 11. Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

The following tables set forth certain information with respect to all compensation paid or earned for services rendered to the Company in all capacities for the fiscal years ending June 30, 2001, June 30, 2000 and June 30, 1999 by the Company’s Executive Officers. The Company has not granted any stock appreciation rights. The Company has no defined benefit employee pension plan.

Summary Compensation Table

		Annual Compensation

					Other Annual
		Salary		Bonus	Compensation
Name and Principal Position	Year	($)		($)	($)

Wayne R. Hellman	2001	$237,061		-0-	—	(2)
Chairman and	2000	$218,514	(1)	-0-	—	(2)
Chief Executive Officer	1999	$200,000	(1)	-0-	—	(2)
Alan J. Ruud	2001	$232,692		-0-	—	(2)
Vice-Chairman, President and	2000	$200,260		-0-	—	(2)
Chief Operating Officer	1999	$192,500		-0-	—	(2)
Steven C. Potts (3)	2001	$114,423		-0-	$135,877	(3)
Chief Financial Officer and
Treasurer

		Long-Term Compensation

		Awards			Payouts

		Restricted	Securities
		Stock	Underlying	LTIP	All Other
		Award(s)	Options	Payouts	Compensation
Name and Principal Position	Year	($)	(#)	($)	($)

Wayne R. Hellman	2001	—	750,000 (4)	—	$4,918	(6)
Chairman and	2000	—	200,000	—	$2,986	(6)
Chief Executive Officer	1999	—	—	—	$233,764	(6)
Alan J. Ruud	2001	—	500,000 (4)	—	$5,817	(6)
Vice-Chairman, President and	2000	—	100,000	—	$2,503	(6)
Chief Operating Officer	1999	—	—	—	$5,065	(6)
Steven C. Potts (5)	2001	—	50,000/	—	—
Chief Financial Officer and			15,000 (4)
Treasurer

(1)	Mr. Hellman is a party to an Employment Agreement with the Company. The Employment Agreement had an initial term expiring December 31, 1998. In fiscal 1999, Mr. Hellman’s Employment Agreement was extended through December 31, 2003. Through this Employment

Agreement, Mr. Hellman is entitled to receive annual base compensation of $195,000. In addition, Mr. Hellman is entitled to receive a bonus in amounts determined by the Compensation Committee. This Employment Agreement provides for annual increases in annual base compensation in amounts determined by the Compensation Committee during the term of this Employment Agreement. During fiscal 2001, Mr. Hellman’s annual base compensation was set at $250,000. The Compensation Committee has not yet determined whether there will be an increase in compensation for Mr. Hellman in fiscal 2002. Also includes compensation deferred pursuant to the Company’s 401(k) deferred compensation plan. Under the Employment Agreement, Mr. Hellman participates in Company sponsored life, health, and disability insurance coverage.

(2)	Perquisites provided to these executive officers consisted primarily of life, dental and medical insurance costs, the total of which did not exceed 10% of the person’s salary and bonus.

(3)	Perquisites included relocation expenses of $131,251, and life, dental and medical insurance costs.

(4)	Options to purchase shares of common stock of Deposition Sciences, Inc., a subsidiary of the Company.

(5)	Mr. Potts was elected to the office of Chief Financial Officer and Treasurer effective on October 20, 2000.

(6)	From 1993 to 1999, the Company and its predecessors maintained split dollar life insurance policies with respect to certain key employees. In order to reduce expenses, the split dollar life insurance program was terminated effective June 30, 1999. This program applied to approximately 25 employees, including Mr. Hellman. This program provided life insurance benefits and a cash value benefit which vested over a ten year period and was to be received upon termination of employment or retirement from the Company. In connection with the termination of this program the Company accelerated the vesting of the cash value benefits, providing full vesting as to the cash value in each policy. For fiscal year 1999, the amount indicated represents the incremental value of the cash value benefits Mr. Hellman received as a result of normal and accelerated vesting. For fiscal 1999 the amounts include Company contributions to the 401(k) plan in the amounts of $4,271 and $5,065 for Messrs. Hellman and Ruud, respectively. For fiscal 2000, the amounts include Company contributions to the 401(k) plan in the amounts of $2,986 and $2,503 for Messrs. Hellman and Ruud, respectively. For fiscal 2001, the amount include Company contributions to the 401(k) plan in the amounts of $4,918 and $5,817 for Messrs. Hellman and Ruud, respectively.

Company Option Grants in Last Fiscal Year

	Individual Grants

		Percent of
	Number of	Total Options
	Securities	Granted to	Exercise or
	Underlying	Employees In	Base Price	Expiration	Grant Date
Name	Options Granted (#)	Fiscal Year	($/Sh)	Date	Present Value

Wayne R. Hellman	—	—	—	—	—
Alan J. Ruud	1,120 (1)	0.2%	$4.40	6/29/2011	$2,800	(4)
	1,220 (2)	0.2%	$4.40	6/29/2011	$3,611	(5)
Steven C. Potts	50,000 (3)	8.9%	$7.00	12/1/2010	$200,000	(6)

(1)	The options granted vest on their sixth anniversary. Vesting of these options may be accelerated upon the following events: 10% of the grant will become exercisable when the market price of the Company’s Common Stock reaches $8.80 per share on the last trading day of any month (“Market Price”); 20% will become exercisable when the Market Price exceeds $13.20 per share; 30% will become exercisable when the Market Price exceeds $17.60 per share and 40% will become exercisable when the Market Price exceeds $22.00 per share.

(2)	The options granted vest on their sixth anniversary. Vesting of these options may be accelerated when the Company’s market capitalization, subject to certain adjustments, exceeds $1 billion.

(3)	The options granted include incentive options and non-qualified options, in the aggregate these options will vest 25% after one year, 35% after two years and 40% after three years.

(4)	The grant date value of the stock options was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility — 71%; risk-free interest rate — 4.85%; time of exercise — 4 years; and no dividend yield.

(5)	The grant date value of the stock options was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility — 71%; risk-free interest rate — 5.15%; time of exercise — 6 years; and no dividend yield.

(6)	The grant date value of the stock options was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility — 71%; risk-free interest rate — 5.60%; time of exercise — 4 years; and no dividend yield.

Deposition Sciences, Inc. Option Grants in Last Fiscal Year

	Individual Grants

	Number of	Percent of
	Securities	Total Options
	Underlying	Granted to	Exercise or
	Option Granted	Employees In	Base Price	Expiration	Grant Date
Name	(#)	Fiscal Year	($/Sh)	Date	Present Value

Wayne R. Hellman	750,000 (1)	9.5%	$0.46	4/13/2011	$210,000	(2)
Alan J. Ruud	500,000 (1)	6.3%	$0.46	4/13/2011	$140,000	(2)
Steven C. Potts	15,000 (1)	0.2%	$0.46	4/13/2011	$4,200	(2)

(1)	The options vest on their fifth anniversary. The vesting may be accelerated on the following events: a change of control of DSI, a qualifying initial public offering of common stock of DSI or a sale of substantially all of DSI’s assets to an unrelated party.

(2)	The grant date value of the stock options was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility — 80%; risk-free interest rate — 4.60%; time of exercise — 4 years; and no dividend yield.

Aggregated Company Option Exercises in Last Fiscal Year
and 2001 Fiscal Year End Company Option Values

Number of Securities
			Underlying	Value of Unexercised
			Unexercised Options	In-the-Money Options at
			at Fiscal Year-End (#)	Fiscal Year-End ($)
	Shares Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise (#)	Realized ($)	Unexercisable	Unexercisable

Wayne R. Hellman	- 0 -	- 0 -	20,000/180,000	Not Applicable
Alan J. Ruud	- 0 -	- 0 -	10,000/90,000	Not Applicable
Steven C. Potts	- 0 -	- 0 -	12,500/37,500	Not Applicable

Deposition Sciences, Inc. Option Exercises in Last Fiscal Year and
2001 Fiscal Year End Deposition Sciences Inc. Option Values

Number of Securities
			Underlying	Value of Unexercised
			Unexercised Options	In-the-Money Options at
			at Fiscal Year-End (#)	Fiscal Year-End ($)
	Shares Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise (#)	Realized ($)	Unexercisable	Unexercisable

Wayne R. Hellman	- 0 -	- 0 -	0/750,000	Not Applicable
Alan J. Ruud	- 0 -	- 0 -	0/500,000	Not Applicable
Steven C. Potts	- 0 -	- 0 -	0/15,000	Not Applicable

Compensation of Directors

All directors of the Company receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. In addition, the nonemployee directors are compensated $2,500 for each meeting of the full Board attended. Such directors are entitled to a minimum of $10,000 if they attend 75% or more meetings of the Board and committees to which they belong. No director who is an employee of the Company will receive separate compensation for services rendered as a director. Each of the nonemployee directors of the Company was granted options to purchase 15,000 shares of Company Common Stock in 1995 and 1996. Also, upon appointment or reelection, each of the nonemployee directors of the Company will receive option grants equal to 5,000 shares for each year in a director’s term under the 1998 Incentive Award Plan.

In December 1995, the Company granted options to purchase 9,600 shares of Common Stock at $10.00 per share under the Incentive Award Plan to each of its nonemployee directors (including Messrs. Beam and Filson), all of which are currently exercisable. In June 1996, the Company granted options to purchase 15,000 shares of Common Stock at $17.00 per share under the Incentive Award Plan to Mr. Tunstall upon appointment to the Board of Directors, all of which options are currently exercisable. In June 1996, each nonemployee director other than Mr. Harada and Mr. Tunstall (Messrs. Beam and Filson) was granted options to purchase an additional 5,400 shares at an exercise price of $17.00 per share. All of these options are currently exercisable. In September 1997, Mr. Filson was granted an option to purchase 30,000 shares of Common Stock at $23.75 per share, all of which are currently exercisable. In January 1998, the Company granted options to purchase 15,000 shares of Common Stock at $22.63 per share to Mr. Buerkle, upon his appointment to the Board of Directors, all of which are currently exercisable. In February, 2000, Messrs. Breen and Lime each were granted options to purchase 15,000 shares of Common Stock at $6.50 per share, 3,750 of which are currently exercisable; Mr. Fisi was granted an option to purchase 5,000 shares at $6.50 per share, 5,000 of which are currently exercisable; Mr. Beam was granted an option to purchase 5,000 shares of Common Stock at $6.50 per share, 1,250 of which are currently exercisable and Messrs. Buerkle and Tunstall were granted options to purchase 15,000 shares of Common Stock at $6.50 per share, 3,750 of which are currently exercisable. In January 2001, Messrs. Beam and Fisi were each granted options to purchase 15,000 shares of Common Stock at $6.094 per share, none of which are currently exercisable. No additional options are exercisable within 60 days of this Report. Each grant was made at the market price of the Company’s Common Stock on the date of grant. Each option will vest 25% in the first year, 35% in the second year, and 40% in the third year from the date of grant.

In fiscal 2001, Mr. Filson provided consulting services to the Company and received fees in the amount of $107,886. Mr. Filson continues to provide consulting services to the Company. In fiscal 2001, Mr. Fisi provided consulting services to the Company and received fees in the amount of $93,000. In fiscal 2002, Mr. Fisi has agreed to provide consulting services to the Company for a fee of $93,000.

Employment Agreements

Mr. Hellman is a party to an Employment Agreement with the Company. The Employment Agreement had an initial term expiring December 31, 1998 but was extended through December 31, 2003 in fiscal 1999. Through this Employment Agreement, Mr. Hellman is entitled to receive annual base compensation of $195,000. In addition, Mr. Hellman will be entitled to receive a bonus in amounts determined by the Compensation Committee. This Employment Agreement provides for annual increases in the annual base compensation as determined by the Compensation Committee during the term of this Employment Agreement. During fiscal 2001, Mr. Hellman’s annual base compensation was set at $250,000. The Compensation Committee has not yet determined whether there will be an increase in compensation for Mr. Hellman in fiscal 2002. Under this Employment Agreement, Mr. Hellman participates in Company sponsored life, health and disability insurance coverage. Pursuant to this Employment Agreement, Mr. Hellman has agreed not to compete with the Company for a period of two years after termination of employment.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors requires a majority to be independent directors. During fiscal 2001, this Committee consisted of Messrs. Buerkle, Filson and Lime. Mr. Filson is a consultant to the Company and during fiscal 2001 received consultant’s fees of $107,886.

The Compensation Committee also serves as the Incentive Award Plan Committee. The Incentive Award Plan Committee administers the 1995 Incentive Award Plan, the 1997 Billion Dollar Market Capitalization Incentive Award Plan and the 1998 Incentive Award Plan. This committee will make all determinations as to future grants of stock and stock options under these plans. Awards under the 1997 Billion Dollar Market Capitalization Incentive Award Plan and the 1998 Incentive Award Plan to members of the Incentive Award Plan Committee are subject to approval by the entire Board of Directors. Awards to any executive officer or director under the 1995 Incentive Award Plan, the 1997 Billion Dollar Market Capitalization Plan and the Incentive Award Plan will be approved by the entire Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

CERTAIN HOLDERS OF VOTING SECURITIES

The following table sets forth information regarding the ownership of the Company’s Common Stock as of September 30, 2001, by each of the directors and executive officers of the Company, by each person or group known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Stock, and by all directors and executive officers of the Company as a group.

			Shares Beneficially Owned (2)

				Percent
			Percent	of Voting
Name and Address (1)	Number		of Class	Power

Wayne R. Hellman(3)	2,794,859	(6)	12.0%	10.6%
Alan J. Ruud (4)	3,648,021	(6)	15.6%	13.8%
Steven C. Potts	12,500		*	*
Francis H. Beam	43,804		*	*
John E. Breen	3,750		*	*
John R. Buerkle	34,750		*	*
Theodore A. Filson	45,000		*	*
Louis S. Fisi (5)	134,467		*	*
John Gonzalez	-0-		*	*
Thomas K. Lime	3,750		*	*
A Gordon Tunstall	18,750		*	*
All Directors and Executive Officers as a Group (3)(4)(11 Persons)	6,606,434	(6)	28.1%	24.9%
General Electric Company (7)	4,475,351		17.0%	17.0%

*	Less than one percent

(1)	The business address of each of Messrs. Hellman, Fisi, Potts, Beam, Buerkle, Filson, Gonzalez and Lime and Dr. Breen is 32000 Aurora Road, Solon, Ohio 44139; Mr. Ruud-Ruud Lighting, Inc., 9201 Washington Avenue, Racine, Wisconsin 53406; and Mr. Tunstall-Tunstall Consulting, Inc., 13153 North Dale Mabry, Suite 200, Tampa, Florida, 33618. The business address of General Electric Company is 3135 Easton Turnpike, Fairfield, CT 06431.

(2)	Shares beneficially owned include the following shares which may be acquired within 60 days of the date of this Report by exercise of options granted pursuant to the incentive award plans: Mr. Hellman — 20,000; Mr. Ruud — 10,000; Mr. Fisi — 1,250; Mr. Potts — 12,500; Mr. Beam — 16,250; Dr. Breen — 3,750; Mr. Buerkle — 18,750; Mr. Filson — 45,000; Mr. Lime — 3,750; and Mr. Tunstall — 18,750. Shares beneficially owned by General Electric Company include 3,045,761 shares of Common Stock which may be acquired by General Electric Company at any time upon conversion of the Series A Stock. Percentage ownership is calculated on the basis of shares outstanding, plus shares which may be acquired within 60 days of the date of this Report upon exercise or conversion by the named holder of options, warrants and Series A Stock. Percentage voting power is calculated on the same basis as percentage ownership, except the calculation includes for all holders the voting power of the Series A Stock.

(3)	Includes 1,140,170 shares owned by Mr. Hellman individually; 125,000 shares owned by a limited liability company (“Hellman Ltd.”) of which Mr. Hellman is the manager and as to which Mr. Hellman has sole voting and investment power; 50,000 shares owned by a private charitable foundation established by Mr. Hellman and as to which Mr. Hellman has sole voting and investment power; 1,395,581 shares beneficially owned by certain shareholders of the Company formerly held under a voting trust which expires in 2009 (the “Trust”) and as to which Mr. Hellman holds an irrevocable proxy. These shares are referred to herein as the “Trust Shares.” The Trust Shares include all shares individually owned by Mr. Louis S. Fisi, Mr. Robert S. Roller, and Mr. Juris Sulcs, Ms. Christine Hellman and Ms. Lisa Barry, Ms. Mary Sarver, and trusts for the benefit of Mr. Roller’s children. The Trust Shares also include shares owned by Mr. Brian Hellman. Pursuant to the terms of the Trust and the irrevocable proxies, Mr. Wayne Hellman is empowered to vote the Trust Shares for all purposes at his sole discretion, but is not provided with investment power with respect to the Trust Shares. Beneficial owners of the Trust Shares may remove the shares from the Trust or release the shares from the irrevocable proxy, as the case may be, to effect a bona fide sale free of the restrictions of the Trust. All share distributions on account of the Trust Shares become subject to the Trust, and all cash and other nonshare distributions on account of the Trust Shares are to be paid over to the grantors of the Trust. The expiration of the Trust may be accelerated under certain circumstances. Mr. Hellman does not receive any compensation for serving as voting trustee of the Trust. Mr. Hellman has granted to the General Electric Company (“GE”) irrevocable proxies with respect to shares owned by him individually and by Hellman, Ltd. and with respect to the Trust Shares. The proxies will be effective only if the Company fails to maintain a ratio of earnings before interest, taxes, depreciation and amortization to interest charges of 2:1 for any two-quarter measurement period and if certain other conditions are met. Also includes shares beneficially owned by Mr. Hellman’s wife as to which Mr. Hellman disclaims beneficial ownership, consisting of 25,861 shares owned and 10,000 shares subject to options exercisable within 60 days of the date of this Report.

(4)	Includes 2,139,857 shares of Common Stock owned by Mr. Ruud individually and 1,497,143 shares of Common Stock which are subject to the terms of a voting trust agreement dated January 2, 1998 (the “Voting Trust”) or an irrevocable proxy similar to the irrevocable proxies held by Mr. Hellman, discussed above (collectively, the “Voting Trust Shares”). The purpose of the Voting Trust Agreement and proxies is to provide Mr. Ruud with the power to vote all of the 1,497,143 shares of Common Stock held by the signatories to the Voting Trust Agreement. The Voting Trust Shares include all shares individually owned by Messrs. Donald Wandler, Theodore O. Sokoly, Christopher A. Ruud, and Ms. Cynthia A. Johnson. Mr. Ruud has granted to GE proxies with respect to shares owned by him individually and with respect to the Voting Trust Shares. These proxies will be effective only if the Company fails to maintain a ratio of earnings before interest, taxes, depreciation and amortization to interest charges of 2:1 for any two-quarter measurement period and if certain other conditions are met.

(5)	133,217 individually owned shares are Trust Shares subject to voting control by Mr. Hellman.

(6)	Includes 935 and 1,021 shares received pursuant to the Company 401(k) plan for Messrs. Hellman and Ruud, respectively.

(7)	Includes 1,429,590 shares of Common Stock held by General Electric Company, 3,045,761 shares issuable upon conversion of the Series A Stock held by General Electric. General Electric owns 100% of the issued and outstanding shares of Series A Stock.

Item 13. Certain Relationships and Related Transactions

CERTAIN TRANSACTIONS WITH DIRECTORS, OFFICERS AND SHAREHOLDERS

The Company was formed on May 19, 1995, and acquired ownership, primarily by merger (the “Combination”) of 17 affiliated operating corporations that were previously under common ownership and management (the “Predecessors”). On September 15, 1995, one of the Predecessors transferred its nonlamp assets to H&F Five, Inc., a company owned by Messrs. Hellman, Fisi and certain other employees of the Company, for a demand promissory note from H&F Five, Inc. in the amount of $200,000 bearing interest at 8.5% per annum. Total principal and accrued interest at June 30, 2001 was $317,000, which was the largest amount outstanding at any time during fiscal 2001.

In fiscal 2001, Mr. Filson provided consulting services to the Company and received fees in the amount of $107,886. Mr. Filson’s consulting services included taking an active role in sales/marketing through the development of key customer relationships, obtaining commitments from customer companies to introduce new lighting products that include ADLT components and the establishment of major sales agreements. Mr. Filson’s services during fiscal 2001 also encompassed other activities, including joint venture activities and recruitment of key personnel. In calendar 2001, Mr. Filson has agreed to provide consulting services to the Company.

In fiscal 2001, Mr. Fisi provided consulting services to the Company and received fees in the amount of $93,000. In fiscal 2002, Mr. Fisi has agreed to provide consulting services to the Company for a fee of $93,000. The consulting services have consisted of assistance to the Company on special projects.

The Company has utilized a Saab 340 Aircraft (the“Saab Aircraft”) on an hourly rental basis. The Saab Aircraft was originally owned by LightAir Ltd. (“LightAir”), an Ohio limited liability company owned by Mr. Hellman (80%) and Mr. Fisi (20%), and was subsequently transferred to LightAir II Ltd. (“LightAir II”), an Ohio limited liability company owned by Mr. Hellman (50%) and Mr. Ruud (50%). Messrs. Hellman and Fisi guaranteed the repayment of $3.0 million of indebtedness to purchase the Saab Aircraft. All agreements with LightAir were effectively terminated by the transfer by LightAir of all of its aircraft in fiscal 1999. At June 30, 2001, the Company had $50,000 receivable from LightAir.

On May 20, 1998, LightAir II acquired a 1988 Cessna Citation III aircraft. The Citation III was chartered to the Company at an average of $2,000 per hour prior to January 1999 and $2,400 per hour thereafter. Scott Air Charter of Milwaukee, Wisconsin was the charter broker for the plane. Messrs. Hellman and Ruud guaranteed the repayment of $6.4 million of indebtedness incurred to purchase the Citation III. Following transfer to LightAir II of the Saab Aircraft, LightAir II made the Saab Aircraft available to the Company on the same terms as were made available by LightAir. Commencing in January 1999 the arrangements with LightAir II were changed to provide for minimum payments of $55,000 per month for the Saab Aircraft. The hourly usage rates for the plane were reduced from $2,000 per hour to $1,100 per hour for the Saab Aircraft. LightAir II sold both of its aircraft and the minimum payment was reduced to $33,500 with respect to the Saab Aircraft until the aircraft was sold. Payments to LightAir II during fiscal 1999 totaled approximately $1,030,000; and approximately $474,000 in fiscal 2000. In addition, during fiscal 2001, the Company paid $56,000 to LightAir II. The arrangements with LightAir II have been effectively terminated by the sale of its aircraft in fiscal 2000 and 2001.

Pursuant to a loan agreement dated October 8, 1998 between the Company and Mr. Hellman, its Chairman and Chief Executive Officer (the “Hellman Loan Agreement”), the Company loaned $9,000,000 to Mr. Hellman for a one-year term at the rate of 8%. The loan was made following approval by the Company’s Board of Directors (Messrs. Hellman and Fisi did not participate in the deliberations). The proceeds of the loan were used to reduce the outstanding principal balance of a margin account loan, which was then secured by 2,053,070 shares of Company Common Stock owned by Mr. Hellman and Hellman Ltd. (the “Hellman Personal Shares”). In connection with the loan, the Board asked for and received Mr. Hellman’s agreement to extend the term of his employment agreement to December 31, 2003. The Hellman Loan Agreement prohibits Mr. Hellman from encumbering the Hellman Personal Shares in any manner except pursuant to existing agreements governing Mr. Hellman’s margin account, without consent of the Board’s representative. Mr. Hellman has paid accrued interest of $720,000 on the loan through October 6, 1999. The principal on the loan was due on October 6, 1999. On January 25, 2000, the Board of Directors agreed that Mr. Hellman would not be required to repay the loan until October 6, 2000. The term of the loan was subsequently extended by the Board of Directors to October 6, 2001. Since the loan was not paid on October 6, 2001, it has become a demand obligation. Representatives of the Board of Directors are developing a comprehensive payment plan with respect to the loan. During fiscal 2001, the Company loaned Mr. Hellman an additional $2,785,000 to reduce margin loans secured by shares of Company Common Stock. At June 30, 2001, the total amount of the loan, including accrued interest was $13,140,000. Since June 30, 2001, the Company has loaned Mr. Hellman an additional $1,004,350 to reduce the margin loans. The Board of Directors have informed Mr. Hellman that the Company may require immediate payment of the loan if the Company requires the payment to prevent an unacceptable strain on cash resources.

Christopher Ruud, Mr. Ruud’s son, has served the Company since 1998, served Ruud Lighting in various positions since 1986, and currently serves as Vice President of Human Resources of the Company. In fiscal 2001, Christopher Ruud’s salary, benefits and perquisites were $142,437. Diane Hellman, Mr. Hellman’s wife, has served the Company in various marketing positions since 1985, and currently serves as Executive Vice President of Sales and Logistics. In fiscal 2001, Mrs. Hellman’s salary, benefits and perquisites were $123,870. Brian Hellman, Mr. Hellman’s son, served the Company from 1992 to June 2001, most recently as Senior Business Analyst for Venture Lighting, Inc. In fiscal 2001, Brian Hellman’s salary, benefits and perquisites were $87,821. Deborah Rogers, Mr. Hellman’s sister-in-law, served the Company in various positions from 1994 to March 2001, and most recently served as Regional Sales Manager of Venture Lighting International, Inc. In fiscal 2001, Ms. Rogers’ salary and sales commissions and benefits and perquisites were $77,851. Josh Barry, Mr. Hellman’s son-in-law, serves the Company as Manager of Product Engineering for Venture Lighting International, Inc. In fiscal 2001, Mr. Barry’s salary, benefits and perquisites were $67,608.

The Company had sales to General Electric Company, which holds a beneficial interest in the Common Stock of the Company in excess of 5% and 100% of the Company’s Series A Stock. The sales consisted primarily of lamps and lamp components, totaling $7,575,000 in fiscal 2001, $7,869,000 in fiscal 2000 and $4,621,000 in fiscal 1999. The Company purchased lamps and raw materials from GE totaling $9,396,000 in fiscal 2001, $13,928,000 in fiscal 2000 and $13,498,000 in fiscal 1999.

The Company does not intend to enter into any material transaction with officers or directors, or their family members, without the approval of a majority of the disinterested directors in the future. All above-described transactions since March 1997 were approved by a majority of disinterested directors except Mr. Filson’s consulting service fees and the employment and compensation of the Hellman and Ruud family members.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

By:	/s/ Steven C. Potts Steven C. Potts Chief Financial Officer

Date: October 29, 2001