Form 10-Q
period 2001-09-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2001-11-14
CIK 1002125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2001
                               ------------------

                                       or

________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________

                         Commission File Number: 0-27202

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                      34-1803229
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

    32000 AURORA ROAD, SOLON, OHIO                          44139
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                  440/519-0500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                       ------     -----
There were 23,380,830 shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of November 2, 2001.

                                      INDEX

                      ADVANCED LIGHTING TECHNOLOGIES, INC.


                                                                                               PAGE
                                                                                                NO.
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets --
                           September 30, 2001 and June 30, 2001                                  2

                      Condensed Consolidated Statements of Operations --
                           Three months ended September 30, 2001 and 2000                        3

                      Condensed Consolidated Statement of Shareholders' Equity --
                           Three months ended September 30, 2001                                 4

                      Condensed Consolidated Statements of Cash Flows --
                           Three months ended September 30, 2001 and 2000                        5

                      Notes to Condensed Consolidated Financial Statements                       6

Item 2.           Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                              16

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                    27


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                             28

Item 5.           Other Information                                                             28

Item 6.           Exhibits and Reports on Form 8-K                                              29

SIGNATURES                                                                                      30

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)



                                                                              (Unaudited)     (Audited)
                                                                             SEPTEMBER 30,    JUNE 30,
                                                                                 2001           2001
                                                                            -------------   -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $  3,403       $  3,652
   Trade receivables, less allowances of $1,208 and $1,248                      33,917         32,762
   Inventories:
     Finished goods                                                             26,321         27,122
     Raw materials and work-in-process                                          22,359         22,207
                                                                              --------       --------
                                                                                48,680         49,329
   Prepaid expenses                                                              3,069          3,140
                                                                              --------       --------
Total current assets                                                            89,069         88,883

Property, plant and equipment:
   Land and buildings                                                           42,921         44,399
   Machinery and equipment                                                      85,596         84,116
   Furniture and fixtures                                                       22,122         21,830
   Assets held for sale                                                          4,065          2,479
                                                                              --------       --------
                                                                               154,704        152,824
   Less accumulated depreciation                                                34,564         30,734
                                                                              --------       --------
                                                                               120,140        122,090

Receivables from related parties                                                 1,544          2,177
Investments in affiliates                                                       13,738         13,761
Other assets                                                                     7,579          7,955
Intangible assets                                                                5,689         30,890
Excess of cost over net assets of businesses acquired, net                       4,200         50,245
                                                                              --------       --------
                                                                              $241,959       $316,001
                                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt                      $  8,190       $  8,858
   Accounts payable                                                             19,732         20,944
   Payables to related parties                                                   1,475          1,200
   Employee-related liabilities                                                  4,343          3,759
   Accrued income and other taxes                                                  555          1,030
   Other accrued expenses                                                        9,062          7,036
                                                                              --------       --------
Total current liabilities                                                       43,357         42,827

Long-term debt                                                                 163,087        154,914
Minority interest                                                                  456            416
Preferred stock, $.001 par value, per share; 1,000 shares
  authorized; 761 Series A convertible redeemable shares
  issued and outstanding at September 30, 2001 (redemption value
  -- $23,950 at September 30, 2001)                                             20,207         19,554

Shareholders' equity
  Common stock, $.001 par value, 80,000 shares authorized,
    23,355 shares issued and outstanding as of September 30, 2001
    and 23,288 shares issued and outstanding as of June 30, 2001                    23             23
  Paid-in-capital                                                              216,555        217,030
  Accumulated other comprehensive income (loss)                                 (4,823)        (5,058)
  Loan and interest receivable from officer, less reserve of $4,600 and $0      (9,510)       (13,140)
  Retained earnings (deficit)                                                 (187,393)      (100,565)
                                                                              --------       --------
                                                                                14,852         98,290
                                                                              --------       --------
                                                                              $241,959       $316,001
                                                                              ========       ========

See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                 (In thousands, except per share dollar amounts)


                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                      -----------------------------
                                                                          2001            2000
                                                                      -------------   -------------
Net sales                                                               $ 51,890        $ 53,771

Costs and expenses:
   Cost of sales                                                          32,903          31,864
   Marketing and selling                                                  11,177          11,002
   Research and development                                                2,837           3,491
   General and administrative                                              4,345           3,707
   Provision for loan impairment                                           4,600              --
   Gain on settlement of lawsuit                                            (554)             --
   Special charges                                                         9,009              --
   Amortization of intangible assets                                          84             703
                                                                        --------        --------
Income (loss) from operations                                            (12,511)          3,004

Other income (expense):
   Interest expense                                                       (3,093)         (3,764)
   Interest income                                                            26             224
   Income (loss) from equity investments                                     (66)             39
                                                                        --------        --------


Income (loss) before income taxes and minority interest                  (15,644)           (497)
Income tax expense (benefit)                                                 (26)             20
                                                                        --------        --------

Income (loss) before minority interest                                   (15,618)           (517)
Minority interest in income of consolidated subsidiary                       (39)             (4)
                                                                        --------        --------

Income (loss) before cumulative effect of accounting change              (15,657)           (521)
Cumulative effect of accounting change                                   (71,171)             --
                                                                        --------        --------

Net income (loss)                                                       $(86,828)       $   (521)
                                                                        ========        ========


Earnings (loss) per share - basic and diluted:
   Income (loss) before cumulative effect of accounting change          $   (.70)       $   (.05)
   Cumulative effect of accounting change                                  (3.05)             --
                                                                        --------        --------
   Net income (loss)                                                    $  (3.75)       $   (.05)
                                                                        ========        ========


Weighted average shares outstanding:
   Basic and diluted                                                      23,306          20,955
                                                                        ========        ========


See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (in thousands)


                                                                                                               LOAN AND
                                                                                             ACCUMULATED       INTEREST
                                                       COMMON STOCK                             OTHER         RECEIVABLE
                                    PREFERRED    -------------------------    PAID-IN        COMPREHENSIVE       FROM
                                      STOCK        SHARES      PAR VALUE      CAPITAL        INCOME (LOSS)     OFFICER
                                   ------------  -----------  ------------  -------------   ------------------------------
Balance at July 1, 2001               $ 19,554       23,288          $ 23      $ 217,030         $ (5,058)      $ (13,140)

Net income (loss)                            -            -             -              -                -               -

Preferred shares accretion                 653            -             -           (653)               -               -

Loan to officer                              -            -             -              -                -            (970)

Reserve for loan impairment                  -            -             -              -                -           4,600

Stock purchases
  by employees                               -           19             -             42                -               -

Stock issued pursuant to
  employee benefit plan                      -           48             -            136                -               -

Foreign currency
    translation adjustment                   -            -             -              -              235               -
                                   -----------   ----------   -----------   ------------    -------------    ------------
BALANCE AT
  SEPTEMBER 30, 2001                  $ 20,207       23,355          $ 23      $ 216,555         $ (4,823)      $  (9,510)
                                   ===========   ==========   ===========   ============    =============    ============



                      ADVANCED LIGHTING TECHNOLOGIES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (in thousands)


                                        RETAINED
                                        EARNINGS
                                        (DEFICIT)        TOTAL
                                      -------------   -----------
Balance at July 1, 2001                $ (100,565)     $ 117,844

Net income (loss)                         (86,828)       (86,828)

Preferred shares accretion                      -              -

Loan to officer                                 -           (970)

Reserve for loan impairment                     -          4,600

Stock purchases
  by employees                                  -             42

Stock issued pursuant to
  employee benefit plan                         -            136

Foreign currency
    translation adjustment                      -            235
                                   --------------   ------------
BALANCE AT
  SEPTEMBER 30, 2001                    $(187,393)     $  35,059
                                   ==============   ============


See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                             THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                        -----------------------------
                                                                            2001           2000
                                                                        -------------  --------------
OPERATING ACTIVITIES
   Net income (loss)                                                      $(86,828)      $   (521)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation                                                        2,187          2,085
         Amortization                                                           84            703
         Provision for doubtful accounts                                       124             69
         Loss (income) from equity investment                                   66            (39)
         Cumulative effect of accounting change                             71,171             --
         Special charges                                                     4,337             --
         Provision for loan impairment                                       4,600             --
         Changes in operating assets and liabilities:
            Trade receivables                                               (1,279)        (2,023)
            Inventories                                                        (39)         1,956
            Prepaids and other assets                                          952            253
            Accounts payable and accrued expenses                           (4,140)        (8,341)
            Liabilities related to special charges                           4,788            (16)
            Other                                                              732         (1,486)
                                                                          --------       --------
                            Net cash used in operating activities           (3,245)        (7,360)

INVESTING ACTIVITIES
   Capital expenditures                                                     (4,266)        (2,489)
                                                                          --------       --------
                            Net cash used in investing activities           (4,266)        (2,489)

FINANCING ACTIVITIES
   Proceeds from revolving credit facility                                  53,425         55,971
   Payments of revolving credit facility                                   (42,300)       (68,072)
   Proceeds from long-term debt                                                 84             60
   Payments of long-term debt and capital leases                            (3,155)        (2,135)
   Loan to officer                                                            (970)            --
   Net proceeds from public offering                                            --         22,900
   Issuance of common stock                                                    178            293
                                                                          --------       --------
                        Net cash provided by financing activities            7,262          9,017
                                                                          --------       --------

Decrease in cash and cash equivalents                                         (249)          (832)
Cash and cash equivalents, beginning of period                               3,652          3,890
                                                                          --------       --------

                         CASH AND CASH EQUIVALENTS, END OF PERIOD         $  3,403       $  3,058
                                                                          ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                        $  5,120       $  6,054
     Income taxes paid                                                          18            112
     Capitalized interest                                                      296             76


See notes to condensed consolidated financial statements

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)


A.   ORGANIZATION

Advanced Lighting Technologies, Inc. (the "Company" or "ADLT") is an innovation-driven designer, manufacturer and marketer of metal halide lighting products, including materials, system components, systems and equipment. The Company also develops, manufactures and markets passive optical telecommunications devices, components and equipment based on the optical coating technologies of its wholly-owned subsidiary, Deposition Sciences, Inc.

B.   BASIS OF PRESENTATION AND ACCOUNTING CHANGE

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, including adjustments of a normal and recurring nature as well as the special charges described in Note H, a gain on the settlement of a lawsuit, the reserve for loan impairment described in Note G, and the effects of the accounting change for goodwill and intangible assets acquired in a business combination described below. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended June 30, 2001. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Accounting Change - Goodwill and Intangible Assets

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

FAS 142 is effective for fiscal years beginning after December 15, 2001, however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of FAS
142. Early adoption of FAS 142 is permitted. Major

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)


B.   BASIS OF PRESENTATION AND CHANGE IN ACCOUNTING PRINCIPLES (CONTINUED)

provisions of FAS 142 require intangible assets acquired in a business combination to be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. In addition, goodwill, as well as intangible assets with indefinite lives, will no longer be subject to amortization effective July 1, 2001. Finally, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. Previously, the Company measured goodwill and intangibles (to be held and used) with indefinite lives for impairment using undiscounted cash flows under the guidance of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted FAS 142 as of July 1, 2001. The Company evaluated goodwill of $66,172 and intangible assets with indefinite lives of $11,874, which represents tradenames. The Company used third party appraisals and expected future discounted cash flows to determine the fair value of the reporting units and whether any impairment of goodwill or indefinite lived intangible assets existed as of the above date. As a result of this evaluation, the Company recorded a cumulative effect of change in accounting principle for the estimated impairment of goodwill and other indefinite lived intangible assets of $71,171, or $(3.05) per share, as of the beginning of fiscal 2002. The impact of adopting FAS 142 was to reduce amortization and, consequently, the loss before cumulative effect of accounting change for the first quarter of fiscal 2002 by $639, or $.03 per share. Amortization of intangible assets in the first quarter of fiscal 2001 would have been $89, a reduction of $614, or $.03 per share if the accounting change related to acquired intangible amortization required by FAS 142 had been applied to that quarter.

Financial Statement Presentation Changes

Certain amounts for prior periods have been reclassified to conform to the current period reporting presentation.

C.   COMPREHENSIVE INCOME (LOSS)

For the three months ended September 30, 2001 the Company's comprehensive income
(loss) was $(86,593). For the three months ended September 30, 2000, the Company's comprehensive loss was $(1,898). These amounts include net income
(loss) and the Company's other component of comprehensive income, foreign currency translation adjustments.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)


D.   BANK CREDIT FACILITY AND SENIOR NOTES

The Company maintains a Bank Credit Facility with a $40,000 revolving credit loan and $25,000 term loan provided by several financial institutions. In Fiscal 2001, the Company amended the Bank Credit Facility to increase the term loan to $25,000 from $20,000 and extended the maturity to July 1, 2004 for both loans. Interest rates on revolving credit loans outstanding are based, at the Company's option, on LIBOR plus 2.25% or the agent bank's prime rate. Availability of borrowings is determined by the Company's eligible account receivable and inventories. Under the term loan, the Company pays monthly principal payments that total $3,576 annually, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company's option, on LIBOR plus 2.75% or the agent bank's prime rate.

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

E.   GENERAL ELECTRIC COMPANY INVESTMENT

In October 1999, General Electric Company ("GE") completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company's newly created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the "Initial Warrant") to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment),

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)


E.   GENERAL ELECTRIC COMPANY INVESTMENT (CONTINUED)

which GE has fully exercised to acquire 998,703 shares of Common Stock of the Company. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by GE represent approximately 17.0% of the voting power and equity ownership of the Company at September 30, 2001.

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

If the Company fails to maintain certain financial ratios over certain measurement periods, GE will have the right to acquire a combination of subscription rights to additional shares and proxies with respect to shares voted by certain officers of the Company, giving GE the ability to obtain the majority of the voting power of the Company. The basis for GE's additional rights will be the failure of the Company to maintain a 2.0 to 1.0 ratio of EBITDA to Interest Expense, as defined, over the applicable measurement periods. The first measurement period was the six months ended December 31, 1999. Thereafter, the measurement periods are the six months ending on the last day of each successive fiscal quarter until September 30, 2010 (excluding the six month periods ended on June 30, 2000, September 30, 2000, June 30, 2001, and September 30, 2001, as amended by agreements between GE and the Company).

A measurement period for which the Company fails to maintain the required ratio is referred to as an "Occurrence," however, if the Company maintains a 2.0 to
1.0 ratio in the three fiscal quarters immediately prior to a failure, a "Second Occurrence" or "Third Occurrence," as the case may be, would not be effective. The "First Occurrence" was effective in the six-month measurement period ended December 31, 1999. The ratio for the six months ended September 30, 2001, was (1.00) to 1.0 ((3.52) to 1.0 for the quarter ended September 30, 2001 and 1.65 to 1.0 for the quarter ended June 30, 2001).

A Second Occurrence would: (i) give GE the ability to vote the number of shares currently voted by the Chief Executive Officer ("CEO") of the Company, approximately 2.8 million shares at September 30, 2001, (ii) give GE the option to purchase shares from the CEO and the President of the Company which, together with the shares owned by GE, would represent 25% of the voting power of the Company, and (iii) require the Company to grant GE an additional warrant to purchase shares, at the then current market price, approximating 4,851,739 shares at September 30, 2001. The ability to vote the shares, purchase shares or obtain the warrant would be dependent upon compliance with antitrust laws. GE is not required to purchase additional shares

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)


E.   GENERAL ELECTRIC COMPANY INVESTMENT (CONTINUED)

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

As described above, the terms of the Series A Preferred Stock permit the holder to require the Company to redeem the Series A Preferred Stock, in whole or in part, if the Company authorizes or issues common stock or warrants or options to purchase common stock, with certain exceptions. The holder has 90 days to exercise its right. Pursuant to the terms of the Series A Preferred Stock, if the holder exercises the right to require redemption, the Company is not required to redeem the Series A Preferred Stock for a period of one year, or thereafter, so long as the redemption would cause an event of default under the Company's indebtedness, including its Bank Credit Facility and its Indenture relating to its 8% Senior Notes due 2008. The Bank Credit Facility and Indenture restrictions on redemption of stock are similar to the restrictions on payment of dividends.

F.   ISSUANCE OF COMMON STOCK

On August 31, 2000, the Company completed a public offering of 1,700,000 shares of its common stock at a price of $15.00 per share under a $300,000 shelf registration filed with the Securities and Exchange Commission that became effective in July 2000.

The public offering reduced the amount available for the issuance of various debt and equity securities under the shelf registration statement to approximately $274,500. The Company initially used the net proceeds from the public offering of approximately $22,900 to repay revolving credit loan borrowings. The Company has expended substantially the entire amount as of September 30, 2001 on capital improvements, including optical coating production equipment, filter testing and measurement equipment, and production facilities, and on research and development in its telecommunications business unit at Deposition Sciences, Inc.

In addition to the $300,000 shelf registration discussed above, in July 2000 a $100,000 shelf registration became effective under which the Company may from time-to-time issue various debt and equity securities to acquire assets, businesses or securities. The Company has no outstanding securities issued under this registration statement.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)


G.   RELATED PARTY TRANSACTION

Pursuant to an agreement dated October 8, 1998, as amended, between the Company and its Chairman and Chief Executive Officer (the "CEO"), the Company, following approval by the Company's Board of Directors, has loaned a total of $14,110 to its CEO at an interest rate of 8%, including $970 in the quarter ended September 30, 2001. The proceeds of the loan have been used by the Company's CEO to reduce the principal balance outstanding of margin loan accounts, which are secured by 1,042,492 shares of the Company's Common Stock owned by the CEO and a related entity. In connection with the loan, the Company's Board of Directors obtained the CEO's agreement to an extension of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company's Common Stock in any manner except pursuant to the existing agreements governing the CEO's margin accounts, without the consent of the Company's Board of Directors.

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. The term of the loan was subsequently extended by the Board of Directors to October 6, 2001. Since the loan was not paid on October 6, 2001, it has become a demand obligation. The Board reserved the right to demand payment to prevent an unacceptable strain on cash resources.

The Company's ability to collect amounts due according to the contractual terms of the loan agreement is largely dependent on the ultimate realization from the sale of assets owned by the CEO, including the CEO's investment in common stock of the Company. When determining the fair value of investments in common stock, the Company considers both the current market price and also volatility in the stock price over the period in which the Company estimates it would take to sell those shares into the market.

Loan receivables are measured for impairment based on either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral or other assets available to repay the loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company evaluates the collectibility of both the interest and principal when assessing the need for a possible impairment on the loan. In the quarter ended September 30, 2001, in accordance with the provisions of FAS Statement No. 5, Accounting for Contingencies, and FAS Statement No. 114, Accounting by Creditors for Impairment of a Loan, the Company recorded a valuation reserve for an impaired loan of $4,600 related to the amount by which the carrying value of the loan exceeded the underlying fair value of the assets available to repay the loan. In the quarter ended September 30, 2001, no interest was recognized or paid on the loan. The Company will recognize recoveries on amounts previously reserved for after considering both the fair value of the underlying assets and evidence of repayments on the loan.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)


H.   SPECIAL CHARGES

During the quarter ended September 30, 2001, the Company recorded special charges related to changes in its operations, which are intended to improve efficiencies and reduce costs world-wide. The special charges principally relate to consolidating the Company's power supply manufacturing operations into its high-efficiency facility in Chennai (Madras), India; reducing staffing level at most locations and evaluating certain equipment and investments in light of its long-term strategies.

The special charges were determined in accordance with formal plans developed by the Company's management, approved by the CEO and subsequently reviewed with the Company's Board of Directors using the best information available to it at the time. Actions associated with closing facilities began in the first quarter and are expected to be substantially completed by the end of fiscal 2002. A total of approximately 250 employees were terminated enterprise-wide from almost all units of the Company. Assets related to the above actions are no longer in use or are held for sale and were written-down to their estimated fair values. The amount the Company will ultimately incur may change as the Company's plans are executed and actions are completed.

Details of the actions and related special charges recorded during the quarter ended September 30, 2001 are summarized as follows:


                                                     TOTAL        NONCASH        CASH       LIABILITIES AT
                     DESCRIPTION                    CHARGES       CHARGES      PAYMENTS     SEPT. 30, 2001
        ---------------------------------------   ------------  ------------  ------------  ----------------
        Consolidate power supply operations
           Severance                               $1,243         $   --       $   78           $1,165
           Lease cancelations                       1,835             --           90            1,745
           Write-down of assets                     2,579          2,579           --               --
           Shut-down costs of facilities              265             --           88              177
        Reduce staffing requirements                2,017             --          316            1,701
        Impairment of long-lived assets             1,425          1,425           --               --
        Other                                         333            333           --               --
                                                   ------         ------       ------           ------

                                                   $9,697         $4,337       $  572           $4,788
                                                   ======         ======       ======           ======

Total special charges for the quarter ended September 30, 2001 of $9,697 are classified in the consolidated statement of operations as cost of sales ($688) and special charges ($9,009).

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)


I.   EARNINGS PER SHARE

Earnings (loss) per share is computed as follows:


                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                               -------------------------------
                                                                                   2001             2000
                                                                               --------------   --------------
        Income available to common shareholders:
           Income (loss) before cumulative effect of accounting change             $ (15,657)        $   (521)
           Cumulative effect of accounting change                                    (71,171)               -
                                                                                   ---------         --------
           Net income (loss)                                                         (86,828)            (521)
           Less:   Preferred shares accretion                                           (653)            (610)
                                                                                   ---------         --------
           Net income (loss) attributable to common shareholders                   $ (87,481)        $ (1,131)
                                                                                   =========         ========

        Weighted average shares -- basic and diluted
           Outstanding at beginning of period                                         23,288           20,482
           Issued pursuant to public offering                                              -              462
           Issued for exercise of stock options                                            -                7
           Issued pursuant to employee stock purchase plan                                 6                1
           Issued pursuant to 401(k) plan                                                 12                3
                                                                                   ---------         --------
               Weighted average shares - basic and diluted                            23,306           20,955
                                                                                   =========         ========


        Earnings (loss) per share -- basic and diluted
           Income (loss) before cumulative effect of accounting change             $    (.70)        $   (.05)
           Cumulative effect of accounting change                                      (3.05)               -
                                                                                   ---------         --------
                   Earnings (loss) per share attributable to
                       common shareholders -- basic and diluted                    $   (3.75)        $   (.05)
                                                                                   =========         ========

The diluted weighted average shares calculation excludes the antidilutive effect of outstanding stock options and warrants which totaled 1,647 shares for the three months ended September 30, 2000. There was no antidilutive effect of options and warrants for the three months ended September 30, 2001.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)


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

The Company and the CEO believe that these claims lack merit, and intend to continue to vigorously defend this action. The Company and its CEO filed a Motion to Dismiss the Complaint, which was denied. The litigation is temporarily stayed while the matter is referred to mediation. The Company intends to participate in the mediation.

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

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)


K.   SUBSEQUENT EVENT

On November 14, 2001 the Company signed a definitive agreement to sell a significant portion of its lamp fixture business (Ruud Lighting, Kramer Lighting and Ruud Lighting Europe subsidiaries) to a group of investors led by Alan J. Ruud, the Company's President and Chief Operating Officer. The definitive agreement is subject to certain conditions including approval of the transaction by the Company's Board of Directors, approval by the Company's lending institutions, and completion of financing arrangements by the purchasers. The consideration for this business consists of a cash payment of $28,000 and promissory notes totaling $6,000, subject to adjustment for changes in working capital through the closing date. The notes will be payable December 1, 2006, although, upon receipt of consent from the holders of its 8% Senior Notes, the Company may require payment of $3,000 in principal amount by surrender of 1,500,000 shares of Company common stock at any time prior to December 1, 2002. As part of this transaction, approximately $9,200 of funded indebtedness will continue to be the obligation of Ruud Lighting and the Company will retain title to the Rhode Island manufacturing facility of Kramer Lighting. Upon sale of the facility, the Company will pay Ruud Lighting the lesser of $500 or one-third of the net proceeds of the sale. The subsidiaries to be sold had net sales of approximately $82,000 for fiscal 2001 and approximately $20,000 for the three months ended September 30, 2001. The subsidiaries to be sold had total assets of approximately $123,000 at June 30, 2001 and $60,000 at September 30, 2001. The carrying value of the net assets of the subsidiaries to be sold, after adoption of FAS 142 in the first quarter of fiscal 2002 and the effects of the resulting impairment of goodwill and indefinite lived intangible assets, approximated the proposed sales proceeds of the transaction at September 30, 2001. Any gain or loss recognized on the transaction will be dependent upon changes in the non-current net assets of the subsidiaries between September 30, 2001 and the closing date and the direct costs of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollar amounts in thousands, except per share amounts)

This report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. Covenants in the Company's Bank Credit Facility, the Indenture relating to the Company's 8% Senior Notes and the Company's agreements with General Electric Company limit certain corporate actions. As a result, implementation of certain strategic alternatives may require consent or replacement of these ADLT financing sources. The Company has no assurance that such consents or replacement financing can be obtained in a manner to permit timely implementation of these strategic alternatives. Other risks and uncertainties include the strength of the recovery of the U.S. economy, the Company's financing plans, trends affecting the Company's financial condition or results of operations, continued growth of the metal halide lighting market, the Company's operating strategy and growth strategy, potential acquisitions or joint ventures by the Company, the declaration and payment of dividends, litigation affecting the Company, the timely development and market acceptance of new products, the possibility that any success at Deposition Sciences, Inc. (an ADLT subsidiary) will not be reflected in the value of the ADLT common stock, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed in the Company's Form 10-K for the fiscal year ended June 30, 2001, in particular, see "Risk Factors." For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

The following is management's discussion and analysis of certain significant factors which have affected the results of operations and should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto.

GENERAL

The Company designs, manufactures and markets metal halide lighting products, including materials, systems and components. Metal halide lighting is currently used primarily in commercial and industrial applications such as factories and warehouses, outdoor site and landscape lighting, sports facilities and large retail spaces such as superstores. The Company also develops, manufactures, and markets passive optical telecommunications devices, components and equipment based on the optical coating technologies of its wholly owned subsidiary, Deposition Sciences, Inc. ("DSI"). Systems, components and materials revenue is recognized when products are shipped, and deposition equipment revenue is recognized under the percentage of completion method.

Consistent with the Company's strategy for new product introductions, the Company invests substantial resources in research and development to engineer materials and system components to be included in customers' specialized lighting systems. Over the last three fiscal years, the Company has spent an aggregate of $45,136 on research and development, representing 7% of aggregate net sales over that period. Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form(R) pulse start products. Uni-Form(R) pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. The Company has spent additional amounts for manufacturing process and efficiency enhancements, which were charged to cost of goods sold when incurred. While research and development expenditures have declined over the last three fiscal years in connection with the Company's commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

RECENT DEVELOPMENTS

Proposed Sale of Lamp Fixture Operations

On November 14, 2001 the Company signed a definitive agreement to sell its lamp fixture subsidiaries, known as Ruud Lighting, Kramer Lighting and Ruud Lighting Europe, to an investor group led by Alan J. Ruud, the Company's current President and Chief Operating Officer. The transaction is expected to reduce the Company's debt by approximately $38,000, including the anticipated proceeds of the Kramer Lighting facility. In addition, the Company would receive promissory notes in an aggregate principal amount of $6,000. These subordinated notes would bear interest at 8% and be payable December 1, 2006. If the Company receives the consent of a majority in principal amount of its 8% Senior Notes, it may require delivery of 1,500,000 shares of Company common stock in satisfaction of $3,000 in principal amount of the notes at any time prior to December 1, 2002. The Company will also retain title of the Rhode Island manufacturing facility of Kramer Lighting. Upon sale of the facility, the Company will pay to Ruud Lighting the lesser of $500 or one-third of the net proceeds. The Company anticipates that the sale of these subsidiaries will be completed in the fiscal 2002 second quarter ending December 31, 2001. Mr. Wayne R. Hellman, the Company's Chief Executive Officer and Mr. Steven C. Potts, the Company's Chief Financial Officer will assume Mr. Ruud's responsibilities. The definitive agreement is subject to certain conditions including approval of the transaction by the Company's Board of Directors, approval by the Company's lending banks and completion of financing arrangements by the purchasers. The Company has no assurance that these conditions can be satisfied, or that any consent can be obtained from holders of the Company's 8% Senior Notes.

Consolidation of Power Supply Production Operations and Restructuring of Worldwide Operations

The Company has implemented plans to improve efficiencies in its power supply business, reduce costs world-wide and access certain equipment and investments in-light of its long-term strategies. The following paragraphs provide information related to special charges as a result of certain actions taken by the Company:

     Centralize Certain Power Supply Manufacturing Operations into India Operations. A charge of $5,922 was recorded relating to restructuring and centralizing certain power supply manufacturing operations into the Company's high-efficiency and low-cost manufacturing plant in Chenai (Madras), India. Of this charge, costs of $2,301 were recorded for the closing of the Company's manufacturing facilities in the United Kingdom, Australia and U.S., including costs of $2,036 associated with a non-cancelable lease. Amounts related to the lease will be paid over the respective term of the lease, which expires in 2006. Severance and benefits to approximately 160 terminated employees at the above locations totaled $1,243 and will be paid by the end of fiscal 2002. Property, primarily consisting of building, equipment and intangibles, was disposed of or removed from operations, and written down to net realizable value resulting in a charge of $2,041. In addition, certain power supply product lines were exited which resulted in a write-down of inventory of $337. This amount is included in cost of goods sold.

     Staffing Reductions. During the quarter a program was completed to reduce the number of employees across all business units. Approximately 90 employees, exclusive of the above-noted employees, were terminated and total severance and benefits costs for this program were $2,017. All employees will be paid by the end of the third quarter of fiscal 2002.

     Write-off of Long-lived Assets and Other Charges. Due to the decline in current business conditions, certain long-lived assets and product lines were evaluated for impairment in light of future growth areas of the business and a focus on profit margins and core opportunities. As a result, a charge of $1,425 was recorded to recognize a write-down in investments and equipment. In addition, a $333 charge was taken for the abandonment of certain projects and exiting several product lines.

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

Prior to the formation of the telecommunications unit, the development and coating of telecommunications products was performed by DSI's R&D Engineering unit. With the formation of the telecommunications unit, two employees were transferred from the R&D Engineering unit to the telecommunications unit with additional engineering and sales personnel being hired for the unit. Also, DSI assigned thin film coating machines from other areas of the company as well as purchasing and constructing additional equipment to be used in the telecommunication business.

A portion of the in-process research and development which was acquired when the Company acquired DSI was for research and development projects directed at telecommunications applications (the "Fiber Optics Project"). These projects involved the development of processes for the application of optical coatings to products for telecommunications applications. At the time of the acquisition, the future importance of these technologies and optical products to telecommunications infrastructure was not clear.

The Fiber Optics Project was directed at development of (i) optical coatings that reduce insertion losses in fiber optic communications systems, including wavelength division multiplexing (WDM) and dense wavelength division multiplexing (DWDM) systems; (ii) collimating micro-optics for use in WDM and DWDM systems; (iii) filter elements for use in WDM systems; (iv) secondary filter elements for use in DWDM systems; (v) narrow bandpass filter elements for use in the multiplex/demultiplex function of DWDM systems. WDM and DWDM are technologies that allow multiple wavelengths of light to be simultaneously transmitted through a single fiber optic cable. The first four projects have resulted in commercial products, and sales of these products reached $2,613 in fiscal 2001, an increase of 80% over the $1,453 recognized in fiscal 2000. Telecommunication product sales for the first three months of fiscal 2002 approximated $318, a 40% decrease from $533 in the first three months of fiscal 2001. Backorders in the telecom product area grew to $3,800 on contracts scheduled to commence in the third and fourth quarter of fiscal 2002. The Company has demonstrated key DWDM filter manufacturing capabilities using its patented MicroDyn(R) technology. The Company believes that it will develop and market commercial narrow bandpass filter products that take advantage of the Company's patented MicroDyn(R) sputtering technology.

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

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales, certain items in the Company's Condensed Consolidated Statements of Operations for the indicated periods:


                                                                         Three Months Ended
                                                                            September 30,
                                                                     -------------------------
                                                                        2001          2000
                                                                     ------------   ----------
Net sales                                                                100%           100%

Costs and expenses:
   Cost of sales                                                         63.4           59.3
   Marketing and selling                                                 21.5           20.4
   Research and development                                               5.5            6.5
   General and administrative                                             8.4            6.9
   Provision for loan impairment                                          8.9           --
   Gain on settlement of lawsuit                                         (1.1)          --
   Special charges                                                       17.3           --
   Amortization of intangible assets                                      0.2            1.3
                                                                        -----          -----
Income (loss) from operations                                           (24.1)           5.6

Other income (expense):
   Interest expense                                                      (6.0)          (7.0)
   Interest income                                                        0.1            0.4
   Income (loss) from equity investments                                 (0.1)           0.1
                                                                        -----          -----

Income (loss) before income taxes and minority interest                 (30.1)          (0.9)
Income tax expense (benefit)                                              0.0            0.1
                                                                        -----          -----

Income (loss) before minority interest                                  (30.1)          (1.0)
Minority interest in income of consolidated subsidiary                   (0.1)           0.0
                                                                        -----          -----

Income (loss) before cumulative effect of accounting change             (30.2)          (1.0)
Cumulative effect of accounting change                                 (137.1)          --
                                                                        -----          -----

Net income (loss)                                                      (167.3%)         (1.0%)
                                                                       ======          =====


Factors which have affected the results of operations for the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 are discussed below.

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED WITH QUARTER SEPTEMBER 30, 2000

Net sales. Net sales decreased 3.5% to $51,890 in the first quarter of fiscal 2002 from $53,771 in the first quarter of fiscal 2001. Sales of Uni-Form(R) pulse start lamps increased 9% to $3,985 from $3,643 and total pulse start product sales increased 23% to $13,420 from $10,907 in the same quarter a year ago. Sales of APL materials, a key indicator of industry trends, decreased 5% over the same quarter a year ago. Geographically, these sales of materials decreased 31% in the U.S., but increased 16% outside the U.S. Non-metal halide lighting sales declined 2%.

DSI's telecommunication product sales for the first quarter of fiscal 2002 were $318, a decrease of 40% from $533 in the first quarter of fiscal 2001. The decrease is attributed to the overall decline in the telecommunications industry. However, sales of DSI's non-telecom products increased 48% as the Company capitalized on DSI's expertise in thin-film optical coatings and optical coating equipment manufacturing opportunities.

Lighting sales inside the U.S. declined 7% for the first quarter of fiscal 2002 as compared to the same period a year ago. While sales of metal halide system components, lamps and power supplies, declined 2%, sales of non-metal halide lighting products declined 21% due to the managed decline of some non-metal halide product lines. Lighting sales outside the U.S. increased 1%, which the Company attributes to the relative strength of the international market as compared to the weakness in the U.S. economy.

Pricing in the metal halide lighting business is competitive, and prices for the Company's products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company's product pricing.

Cost of Sales. Cost of sales increased 3.3% to $32,903 in the first quarter of fiscal 2002 from $31,864 in the first quarter of fiscal 2001. As a percentage of net sales, cost of sales increased to 63.4% in the first quarter of fiscal 2002 from 59.3% in the first quarter of fiscal 2001. The increase in cost of sales was reflected across all areas of the Company's sales including materials, system components and systems. The increase also included inventory write-downs of $539 related to the exiting of certain product lines.

Marketing and Selling Expenses. Marketing and selling expenses increased 1.6% to $11,177 in the first quarter of fiscal 2002 from $11,002 in the first quarter of fiscal 2001. Expenditures in the first quarter of fiscal 2002 were similar to those incurred in the first quarter of fiscal 2001.

Research and Development Expenses. Research and development expenses declined 18.7% in the first quarter of fiscal 2002 to $2,837 from $3,491 in the first quarter of fiscal 2001. Research and development expenses are incurred related to: (i) expansion and improvement of the line of Uni-Form(R) pulse start lamps and fixtures (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps and fixtures in industrial and commercial applications; (ii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; (iii) development of new materials for the world's major lighting manufacturers; and, (iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses decreased to 5.5% in the first quarter of fiscal 2002 from 6.5% in the first quarter of fiscal 2001. While research and development expenditures declined in connection with the Company's commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses increased 17.2% to $4,345 in the first quarter of fiscal 2002 from $3,707 in the first quarter of fiscal 2001. The increase is due in part to an increase in corporate professional services of $237. As a percentage of net sales, general and administrative expenses increased to 8.4% in the first quarter of fiscal 2002 from 6.9% in the first quarter of fiscal 2001.

Provision for loan impairment. In the quarter ended September 30, 2001, the Company recorded a valuation reserve for an impaired loan of $4,600 related to the amount by which the carrying value of the loan receivable from officer exceeded the underlying fair value of the assets available to repay the loan. In the quarter ended September 30, 2001, no interest income was recognized or paid on the loan.

Gain on settlement of claim. The Company recorded a gain on the settlement of a claim, net of legal fees, as a result of the enforcement of a non-compete agreement with several former employees of a subsidiary of the Company. The terms of the settlement should result in an additional receipt by the Company of $525 in June 2002, however, the Company will not reflect this contingent gain amount until cash proceeds are realized at that time.

Special Charges. See "Consolidation of Power Supply Production Operations and Restructuring of Worldwide Operations" above.

Amortization of Intangible Assets. Amortization expense decreased to $84 in the first quarter of fiscal 2002 from $703 in the first quarter of fiscal 2001. The decrease in amortization expense is due to the adoption in the fiscal 2002 first quarter of Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Intangible Assets. As a result, goodwill, as well as intangible assets with indefinite lives, are no longer subject to amortization.

Income (Loss) from Operations. As a result of the items noted above, the Company incurred a loss from operations in the first quarter of fiscal 2002 of $(12,511) as compared to income from operations of $3,004 in the first quarter of fiscal 2001. Excluding special charges of $(9,697), the provision for loan impairment of $(4,600) and the gain on settlement of claim of $554, the Company realized income from operations of $1,232 in the first quarter of fiscal 2002.

Interest Expense. Interest expense decreased to $3,093 in the first quarter of fiscal 2002 from $3,764 in the first quarter of fiscal 2001. The decrease is attributable to the significant reduction in interest rates on a portion of the Company's debt.

Interest Income. Interest income decreased to $26 in the first quarter of fiscal 2002 from $224 in the first quarter of fiscal 2001. The decrease is attributable to the cessation of interest income recognition in the first quarter of fiscal 2002 related to the loan receivable from officer as mentioned above.

Income (Loss) from Equity Investments. The income (loss) from equity investments in the first quarter of fiscal 2002 of $(66) and fiscal 2001 of $39 represent the earnings (loss) from the Company's investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products.

Income (Loss) before Income Taxes and Minority Interest. The Company had a loss before income taxes and minority interest of $(15,644) in the first quarter of fiscal 2002 as compared to a loss before income taxes and minority interest of $(497) in the first quarter of fiscal 2001. Excluding special charges of $(9,697), the provision for loan impairment of $(4,600) and the gain on settlement of claim of $554, the Company realized a loss before income taxes and minority interest of $(1,901) in the first quarter of fiscal 2002 as compared to a loss of $(497) in the first quarter of fiscal 2001.

Income Taxes. Income tax expense (benefit) was $(26) for the first quarter of fiscal 2002 as compared to income tax expense of $20 in the first quarter of fiscal 2001. The income tax expense (benefit) in the first quarters of fiscal 2002 and 2001 related primarily to certain of the Company's foreign operations.

At June 30, 2001, the Company had net operating loss carryforwards of $88,901 available to reduce future United States federal taxable income, which expire in varying amounts from 2008 to 2021.

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

Cumulative Effect of Change in Accounting for Intangible Assets. The Company adopted FAS 142 in the first quarter of fiscal 2002 and recorded a cumulative effect of change in accounting principle for the impairment of goodwill and other indefinite lived intangible assets of $71,171, or $(3.05) per share, as of the beginning of fiscal 2002 (July 1, 2001).

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal financial requirements are for working capital, capital expenditures, market development activities, research and development efforts, and acquisitions and strategic investments. These requirements have been, and the Company expects they will continue to be, financed primarily through a combination of cash flow from operations, borrowings under credit arrangements and the sale of stock and debt under two shelf registration statements for $300,000 and $100,000. These shelf registration statements will not be available for offerings, other than investment grade debt securities, until the market value of common equity held by non-affiliates again exceeds $75,000.

Cash decreased $249 during the first three months of fiscal 2002. Cash used in operating activities totaled $3,245 and cash provided by financing activities totaled $7,262. Cash used in investing activities totaled $4,266.

Net cash used in operating activities. Net cash used in operating activities totaled $3,245 during the first three months of fiscal 2002 as compared to a cash usage of $7,360 in the first three months of fiscal 2001.

Net cash used in investment activities. During the first three months of fiscal 2002, investing activities used $4,266, all of which represented capital expenditures. Capital expenditures in fiscal 2002 related primarily to additional machinery and equipment to improve production processes, which should result in increased productivity and capacity in the production of telecommunications and lighting products.

The Company plans to limit its capital expenditure program for the next twelve months. Under its $300,000 shelf registration, in September 2000, the Company sold 1,700,000 shares of common stock for $15.00 per share to fund the future expansion of its telecommunications business. The net proceeds from the stock offering of $22,900 were initially used to repay indebtedness outstanding under the Bank Credit Facility. The Company has expended substantially the entire amount as of September 30, 2001 on capital improvements, including optical coating production equipment, filter testing and measuring equipment, and production facilities, and on research and development, in the telecommunications business. Future telecommunications capital expenditures will be determined based upon the economic recovery of the telecommunications industry.

The Company estimates its capital expenditures will approximate $8,000 to $10,000 over the next twelve months. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.

Net cash provided by financing activities. During the first three months of fiscal 2002, net financing activities provided cash of $7,262, that primarily represented borrowings under the Company's credit facilities.

On March 13, 1998, the Company sold $100,000 of 8% Senior Notes due March 15, 2008, resulting in net proceeds of $96,150. From September 1998 until August 2000, interest on these notes was calculated at 8.5%. During August 2000, the Company completed a registered exchange offer to existing noteholders, which resulted in reducing the interest rate on the Senior Notes to 8.0% from 8.5%.

Pursuant to an agreement dated October 8, 1998, as amended, between the Company and its Chairman and Chief Executive Officer (the "CEO"), the Company, following approval by the Company's Board of Directors, has loaned a total of $14,110 to its CEO at an interest rate of 8%, including $970 in the quarter ended September 30, 2001. The proceeds of the loan have been used by the Company's CEO to reduce the principal balance outstanding of margin loan accounts, which are secured by 1,042,492 shares of the Company's Common Stock owned by the CEO and a related entity. In connection with the loan, the Company's Board of Directors obtained the CEO's agreement to an extension of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company's Common Stock in any manner except pursuant to the existing agreements governing the CEO's margin accounts, without the consent of the Company's Board of Directors.

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

The Company's ability to collect amounts due according to the contractual terms of the loan agreement is largely dependent on the ultimate realization from the sale of assets owned by the CEO, including the CEO's investment in common stock of the Company. When determining the fair value of investments in common stock, the Company considers both the current market price and also volatility in the stock price over the period in which the Company estimates it would take to sell those shares into the market.

Loan receivables are measured for impairment based on either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral or other assets available to repay the loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company evaluates the collectibility of both the interest and principal when assessing the need for a possible loss accrual. In the quarter ended September 30, 2001, the Company recorded a valuation reserve for an impaired loan of $4,600 related to the amount by which the carrying value of the loan exceeded the underlying fair value of the assets available to repay the loan. The Company will recognize recoveries on amounts previously reserved for after considering the fair value of the underlying assets and evidence of repayments on the loan.

Ability to advance future operations. The Company has implemented, and will continue to implement, changes in its operational activities intended to reduce the use of its cash resources to a level at or below the cash flow generated by its operations. The Company's working capital (current assets less current liabilities) at September 30, 2001 was $45,712 resulting in a working capital ratio of current assets to current liabilities of 2.1 to 1.0, as compared to $46,056 or 2.1 to 1.0 at June 30, 2001. As of September 30, 2001, the Company had $3,403 in cash and cash equivalents.

The interest-bearing obligations of the Company totaled $171,277 as of September 30, 2001, and consisted of: $49,965 of borrowings under the Bank Credit Facility; $100,000 of 8% Senior Notes; mortgages of $14,335; promissory notes of $2,430; obligations of foreign subsidiaries of $4,412; and, capital leases of $135.

The Company maintains a Bank Credit Facility with a $40,000 revolving credit loan and $25,000 term loan provided by several financial institutions. The revolving credit loan matures in July 2004. Interest rates on revolving credit loans outstanding are based, at the Company's option, on LIBOR plus 2.25% or the agent bank's prime rate. Availability of borrowings is determined by the Company's eligible accounts receivable and inventories. The term loan has a five-year term expiring in May 2004. The Company pays monthly principal payments that total $3,576 annually, with the unpaid balance due at maturity. Interest rates on the term loan are based, at the Company's option, on LIBOR plus 2.75% or the agent bank's prime rate.

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

The public offering reduced the amount available for the issuance of various debt and equity securities under the shelf registration statement to approximately $274,500. The net proceeds from the public offering of approximately $22,900 were initially used to repay indebtedness outstanding under the Bank Credit Facility. The Company has expended substantially the entire amount as of September 30, 2001 on capital improvements, including optical coating production equipment, filter testing and measurement equipment, and production facilities, and on research and development in its telecommunications business unit at Deposition Sciences, Inc.

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

The Company believes that available cash, the proceeds from the sale of its lamp fixture subsidiaries, anticipated cash flow from operations, along with the availability under its Bank Credit Facility, will enable the Company to fund its operations for at least the next 12 months. The Company is currently working to amend its existing Bank Credit Facility in light of the sale of its lamp fixture subsidiaries, which will result in the reduction of its term loan and revolving credit loan and in turn reduce interest expense. Beyond the next year, the Company believes a return to profitability and positive cash flow from operations, the growth in the popularity and applications for metal halide products and systems, and opportunities in the telecommunications business should enable the Company to access additional capital resources, as needed.

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

FAS 142 is effective for fiscal years beginning after December 15, 2001, however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of FAS
142. Early adoption of FAS 142 is permitted. Major provisions of FAS 142 require intangible assets acquired in a business combination to be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. In addition, goodwill, as well as intangible assets with indefinite lives, will no longer be subject to amortization effective July 1, 2001. Finally, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. Previously, the Company measured goodwill and intangibles (to be held and used) with indefinite lives for impairment using undiscounted cash flows under the guidance of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted FAS 142 as of July 1, 2001. The Company evaluated goodwill of $66,172 and intangible assets with indefinite lives of $11,874, which represents tradenames. The Company used third party appraisals and expected future discounted cash flows to determine the fair value of the reporting units and whether any impairment of goodwill or indefinite lived intangible assets existed as of the above date. As a result of this evaluation, the Company recorded a cumulative effect of change in accounting principle for the estimated impairment of goodwill and other indefinite lived intangible assets of $71,171, or $(3.05) per share, as of the beginning of fiscal 2002. The impact of adopting FAS 142 was to reduce amortization and, consequently, the loss before cumulative effect of accounting change for the first quarter of fiscal 2002 by $639, or $.03 per share. Amortization of intangible assets in the first quarter of fiscal 2001 would have been $89, a reduction of $614, or $.03 per share if the accounting change related to acquired intangible amortization required by FAS 142 had been applied to that quarter.

FOREIGN CURRENCY

Approximately 22% of the Company's net sales in fiscal 2000 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars and Canadian dollars. A weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company. The Company started a program in fiscal 2002 to hedge a portion of its foreign currency balance sheet exposures which is intended to reduce any significant impact on earnings and cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2001, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

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

ITEM 5.  OTHER INFORMATION

The following Earnings Statement (Unaudited) for the twelve month period ended September 30, 2001 covers a period of twelve months beginning 31 days after the effective date of the Company's Registration Statement (File No. 333-58613) for its August 2000 public offering, and it is hereby made available to security holders pursuant to Rule 158 of the Securities Act of 1933, as amended.

                      ADVANCED LIGHTING TECHNOLOGIES, INC.
                         EARNINGS STATEMENT (UNAUDITED)
                  TWELVE MONTH PERIOD ENDED SEPTEMBER 30, 2001
                (In thousands, except per share dollar amounts)


Net Sales                                                       $  217,567

Costs and expenses:
  Cost of sales                                                    131,520
  Marketing and selling                                             46,926
  Research and development                                          12,039
  General and administrative                                        14,469
  Provision for loan impairment                                      4,600
  Gain on sale of property                                          (1,115)
  Gain on settlement of lawsuit                                       (554)
  Special charges                                                    9,009
  Amortization of intangible assets                                  2,243
                                                                ----------
Income (loss) from operations                                       (1,570)

Other income (expense):
  Interest expense                                                 (13,168)
  Interest income                                                      817
  Income (loss) from equity investments                               (339)
                                                                ----------
Income (loss) before income taxes and minority interest            (14,260)
Income taxes                                                           470
                                                                ----------
Income (loss) before minority interest                             (14,730)
Minority interest in income of consolidated subsidiary                (135)
                                                                ----------
Income (loss) before cumulative effect of accounting change        (14,865)
Cumulative effect of accounting change                             (71,171)
                                                                ----------
Net income (loss)                                               $  (86,036)
                                                                ==========

Earnings (loss) per share - basic and diluted:                  $    (4.08)

Weighted average shares outstanding - basic and diluted:            23,034
                                                                ==========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


                                                                                  SEQUENTIAL
                                                                                  PAGE NUMBER/
EXHIBIT                                                                           INCORPORATED
NUMBER            TITLE                                                           BY REFERENCE
-------           -----                                                           ------------
3.1            Second Amended and Restated Articles of Incorporation filed
               September 26, 1995                                                     (1)

3.2            Certificate of Adoption of Third Amendment to Second Amended
               and Restated Articles of Incorporation filed October 6, 1999           (2)

3.3            Certificate of Adoption of Fourth Amendment to Second Amended
               and Restated Articles of Incorporation filed March 16, 2000            (3)

3.4            Code of Regulations                                                    (4)

4.1            Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

10.1           Third Amendment to Contingent Warrant Agreement dated as of
               September 28, 2001 by and among Advanced Lighting Technologies,
               Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October
               10, 1995, Hellman Ltd. And Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998

10.2           Ninth Amendment Agreement by and among Advanced Lighting
               Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of September 28, 2001, amending the Credit Agreement by and among the same parties dated as of May 21, 1999

12             Statement Re: Computation of Ratio of Earnings to Fixed Charges



--------------------------

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

(4) Incorporated by reference to Exhibit 3.2 in Company's Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        ADVANCED LIGHTING TECHNOLOGIES, INC.



Date:  November 14, 2001                By:  /s/ Wayne R. Hellman
                                           ------------------------------------
                                           Wayne R. Hellman
                                           Chief Executive Officer



Date:  November 14, 2001                By:  /s/ Steven C. Potts
                                           ------------------------------------
                                           Steven C. Potts
                                           Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
NUMBER                                      TITLE                               PAGE NO.
-------                                     -----                               --------
3.1            Second Amended and Restated Articles of Incorporation filed
               September 26, 1995                                                (1)

3.2            Certificate of Adoption of Third Amendment to Second Amended
               and Restated Articles of Incorporation filed October 6, 1999      (2)

3.3            Certificate of Adoption of Fourth Amendment to Second Amended
               and Restated Articles of Incorporation filed March 16, 2000       (3)

3.4            Code of Regulations                                               (4)

4.1            Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

10.1           Third Amendment to Contingent Warrant Agreement dated as of
               September 28, 2001 by and among Advanced Lighting Technologies,
               Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October
               10, 1995, Hellman Ltd. And Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998

10.2           Ninth Amendment Agreement by and among Advanced Lighting
               Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of September 28, 2001, amending the Credit Agreement by and among the same parties dated as of May 21, 1999

12             Statement Re: Computation of Ratio of Earnings to Fixed Charges


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