Form 10-Q
period 2001-12-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2002-02-14
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-27202

ADVANCED LIGHTING TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1803229 (I.R.S. Employer Identification No.)

32000 Aurora Road, Solon, Ohio (Address of principal executive offices)	44139 (Zip Code)

440 / 519-0500

(Registrant’s telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         There were 23,447,139 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of January 17, 2002.

INDEX

Advanced Lighting Technologies, Inc.

		Page
		No.

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets — December 31, 2001 and June 30, 2001	2

	Condensed Consolidated Statements of Operations — Three months and six months ended December 31, 2001 and 2000	3

	Condensed Consolidated Statement of Shareholders’ Equity — Six months ended December 31, 2001	4

	Condensed Consolidated Statements of Cash Flows — Six months ended December 31, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Part II	Other Information

Item 1.	Legal Proceedings	32

Item 6.	Exhibits and Reports on Form 8-K	32

Signatures		34

Advanced Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	December 31,	June 30,
	2001	2001

Assets

Current assets:

Cash and cash equivalents	$1,875	$3,652

Trade receivables, less allowances of $1,846 and $1,248	27,441	32,762

Inventories:

Finished goods	20,152	27,122

Raw materials and work-in-process	11,163	22,207

	31,315	49,329

Prepaid expenses	2,193	3,140

Total current assets	62,824	88,883

Property, plant and equipment:

Land and buildings	28,040	44,399

Machinery and equipment	78,039	84,116

Furniture and fixtures	15,761	21,830

Assets held for sale	5,454	2,479

	127,294	152,824

Less accumulated depreciation	27,355	30,734

	99,939	122,090

Receivables from related parties	1,421	2,177

Investments in affiliates	13,738	13,761

Other assets	14,320	7,955

Intangible assets	3,362	30,890

Excess of cost over net assets of businesses acquired, net	4,197	50,245

	$199,801	$316,001

Liabilities and shareholders’ equity

Current liabilities:

Short-term debt and current portion of long-term debt	$7,886	$8,858

Accounts payable	15,035	20,944

Payables to related parties	791	1,200

Employee-related liabilities	2,766	3,759

Accrued income and other taxes	348	1,030

Other accrued expenses	9,582	7,036

Total current liabilities	36,408	42,827

Long-term debt	128,579	154,914

Minority interest	498	416

Preferred stock, $.001 par value, per share; 1,000 shares authorized; 761 Series A convertible redeemable shares issued and outstanding at December 31, 2001 (redemption value — $24,431 at December 31, 2001)	20,901	19,554

Common shareholders’ equity Common stock, $.001 par value, 80,000 shares authorized, 23,432 shares issued and outstanding as of December 31, 2001 and 23,288 shares issued and outstanding as of June 30, 2001	23	23

Paid-in-capital	216,019	217,030

Accumulated other comprehensive income (loss)	(4,325)	(5,058)

Loan and interest receivable from officer, less reserve of $4,600 and $0	(9,545)	(13,140)

Retained earnings (deficit)	(188,757)	(100,565)

	13,415	98,290

	$199,801	$316,001

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001		2000

Net sales	$48,804	$57,036		$100,694	$110,807

Costs and expenses:

Cost of sales	30,414	33,630		63,317	65,494

Marketing and selling	10,113	11,729		21,290	22,731

Research and development	2,497	3,092		5,334	6,583

General and administrative	3,910	3,301		8,255	7,008

Provision for loan impairment	—	—		4,600	—

Gain on settlement of lawsuit	—	—		(554)	—

Special charges	—	—		9,009	—

Amortization of intangible assets	86	706		170	1,409

Income (loss) from operations	1,784	4,578		(10,727)	7,582

Other income (expense):

Interest expense	(2,964)	(3,463)		(6,057)	(7,227)

Interest income	36	263		62	487

Income (loss) from equity investments	(145)	(21)		(211)	18

Gain from sale of fixture subsidiaries	227	—		227	—

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	(1,062)	1,357		(16,706)	860

Income tax expense	260	77		234	97

Income (loss) before minority interest and cumulative effect of accounting change	(1,322)	1,280		(16,940)	763

Minority interest in income of consolidated subsidiary	(43)	(20)		(82)	(24)

Income (loss) before cumulative effect of accounting change	(1,365)	1,260		(17,022)	739

Cumulative effect of accounting change	—	—		(71,171)	—

Net income (loss)	$(1,365)	$1,260		$(88,193)	$739

Earnings (loss) per share — basic:

Income (loss) before cumulative effect of accounting changes	$(.09)	$.03	$	( .79)	$(.02)

Earnings (loss) per share — basic	$(.09)	$(.21)		$(3.84)	$(.27)

Earnings (loss) per share — diluted:

Income (loss) before cumulative effect of accounting changes	$(.09)	$.03	$	( .79)	$(.02)

Earnings (loss) per share — diluted	$(.09)	$(.20)		$(3.84)	$(.27)

Weighted average shares outstanding:

Basic	23,375	22,343		23,346	21,655

Diluted	23,375	23,454		23,346	21,655

Advanced Lighting Technologies, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Six Months Ended December 31, 2001
(in thousands)

					Accumulated
					Other
	Preferred	Common Stock		Paid-In	Comprehensive
	Stock	Shares	Par Value	Capital	Income (Loss)

Balance at July 1, 2001	$19,554	23,288	$23	$217,030	$(5,058)

Net loss	—	—	—	—	—

Preferred shares accretion	1,347	—	—	(1,347)	—

Loan to officer	—	—	—	—	—

Reserve for loan impairment	—	—	—	—	—

Stock purchases by employees	—	38	—	82	—

Stock issued to employee benefit plan	—	106	—	254	—

Reversal of foreign currency translation adjustments due to sale of subsidiary	—	—	—	—	573

Foreign currency translation adjustment	—	—	—	—	160

Balance at December 31, 2001	$20,901	23,432	$23	$216,019	$(4,325)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Loan and
	Interest
	Receivable	Retained
	From	Earnings
	Officer	(Deficit)	Total

Balance at July 1, 2001	$(13,140)	$(100,564)	$117,845

Net loss	—	(88,193)	(88,193)

Preferred shares accretion	—	—	—

Loan to officer	(1,005)	—	(1,005)

Reserve for loan impairment	4,600	—	4,600

Stock purchases by employees	—	—	82

Stock issued to employee benefit plan	—	—	254

Reversal of foreign currency translation adjustments due to sale of subsidiary	—	—	573

Foreign currency translation adjustment	—	—	160

Balance at December 31, 2001	$(9,545)	$(188,757)	$34,316

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	December 31,

	2001	2000

Operating activities

Net income (loss)	$(88,193)	$739

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	3,981	4,138

Amortization	170	1,409

Provision for doubtful accounts	1,113	152

Loss (income) from equity investment	211	(18)

Gain on sale of subsidiaries	(227)	—

Cumulative effect of accounting change	71,171	—

Special charges	4,337	—

Provision for loan impairment	4,600	—

Changes in operating assets and liabilities:

Trade receivables	(1,189)	(2,229)

Inventories	2,459	2,750

Prepaids and other assets	204	272

Accounts payable and accrued expenses	(375)	(7,934)

Liabilities related to special charges	2,858	(70)

Other	552	(1,214)

Net cash provided by (used in) operating activities	1,672	(2,005)

Investing activities

Capital expenditures	(8,482)	(10,718)

Investment in affiliates	(88)	—

Net proceeds from sale of subsidiaries	24,166	—

Purchases of businesses	—	(366)

Net cash provided by (used in) investing activities	15,596	(11,084)

Financing activities

Proceeds from revolving credit facility	95,162	110,102

Payments of revolving credit facility	(100,531)	(116,025)

Proceeds from long-term debt	84	173

Payments of long-term debt and capital leases	(13,092)	(3,259)

Loan to officer	(1,004)	(1,900)

Net proceeds from public offering	—	22,900

Issuance of common stock	336	514

Net cash provided by (used in) financing activities	(19,045)	12,505

Decrease in cash and cash equivalents	(1,777)	(584)

Cash and cash equivalents, beginning of period	3,652	3,890

Cash and cash equivalents, end of period	$1,875	$3,306

Supplemental cash flow information

Interest paid	$6,252	$7,058

Income taxes paid	88	24

Capitalized interest	603	188

Details of acquisitions

Assets acquired	—	$899

Liabilities assumed	—	(288)

Stock or debt issued	—	(245)

Net cash paid for acquisitions	—	$366

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2001
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

B. Basis of Presentation and Accounting Change

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, including adjustments of a normal and recurring nature as well as the special charges described in Note H, a gain on the settlement of a lawsuit, the reserve for loan impairment described in Note G, and the effects of the accounting change for goodwill and intangible assets acquired in a business combination described below. For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report on Form 10-K for the year ended June 30, 2001. Operating results for the three months and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Accounting Change – Goodwill and Intangible Assets

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
December 31, 2001
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

The Company adopted FAS 142 as of July 1, 2001. The Company evaluated goodwill of $66,172 and intangible assets with indefinite lives of $11,874, which represents tradenames. The Company used third party appraisals and expected future discounted cash flows to determine the fair value of the reporting units and whether any impairment of goodwill or indefinite lived intangible assets existed as of the above date. As a result of this evaluation, the Company recorded a cumulative effect of change in accounting principle for the estimated impairment of goodwill and other indefinite lived intangible assets of $71,171, or $(3.05) per share, as of the beginning of fiscal 2002. Also, the impact of adopting FAS 142 was to reduce amortization and, consequently, the loss before cumulative effect of accounting change for the second quarter of fiscal 2002 by $459, or $.02 per share. The impact of adopting FAS 142 was to reduce the loss before cumulative effect of accounting change for the first six months of fiscal 2002 by $1,098, or $.05 per share. Amortization of intangible assets in the second quarter of fiscal 2001 would have been $88, a reduction of $618, or $.03 per share if the accounting change related to acquired intangible amortization required by FAS 142 had been applied to that quarter. Amortization of intangible assets in the first six months of fiscal 2001 would have been $176, a reduction of $1,233, or $.06 per share if the accounting change related to acquired intangible amortization required by FAS 142 had been applied to that period.

Financial Statement Presentation Changes

Certain amounts for prior periods have been reclassified to conform to the current period reporting presentation.

C. Comprehensive Income (Loss)

For the three- and six-months ended December 31, 2001 the Company’s comprehensive income (loss) was $(867) and $(87,460), respectively. For the three- and six-months ended December 31, 2000, the Company’s comprehensive income (loss) was $1,708 and $(190), respectively. These amounts include net income (loss) and the Company’s other component of comprehensive income, foreign currency translation adjustments.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2001
(Dollars in thousands, except per share data)

D. Bank Credit Facility and Senior Notes

The Company maintained a Bank Credit Facility with a $40,000 revolving credit loan and $25,000 term loan provided by several financial institutions. Interest rates on revolving credit loans outstanding were based, at the Company’s option, on LIBOR plus 2.25% or the agent bank’s prime rate. Under the term loan, the Company pays monthly principal payments that total $3,576 annually, with the unpaid balance due at maturity. Interest rates on the term loan were based, at the Company’s option, on LIBOR plus 2.75% or the agent bank’s prime rate.

During the quarter ended December 31, 2001, in connection with the sale of the fixture subsidiaries, the Company amended the Bank Credit Facility to reduce the revolving credit loan to $25,000 and the term loan to $13,000 and change certain covenants under the agreement. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. Interest rates on the revolving credit loans outstanding are based, at the Company’s option, on LIBOR plus 2.75% or the agent bank’s prime rate. Interest rates on the term loan are based, at the Company’s option, on LIBOR plus 3.25% or the agent bank’s prime rate. The Bank Credit Facility matures on July 1, 2004.

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

The Company has $100,000 of 8% Senior Notes due March 15, 2008. The notes are redeemable at the Company’s option, in whole or in part, on or after March 15, 2003 at certain preset redemption prices. Interest on the Senior Notes is payable semiannually on March 15 and September 15 of each year. There are no sinking fund requirements.

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

E. General Electric Company Investment

In October 1999, General Electric Company (“GE”) completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company’s newly created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which GE has

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2001
(Dollars in thousands, except per share data)

E. General Electric Company Investment (continued)

fully exercised to acquire 998,703 shares of Common Stock of the Company. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by GE represent approximately 17.0% of the voting power and equity ownership of the Company at December 31, 2001.

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

If the Company fails to maintain certain financial ratios over certain measurement periods, GE will have the right to acquire a combination of subscription rights to additional shares and proxies with respect to shares voted by the Chief Executive Officer (“CEO”) of the Company and Alan J. Ruud, giving GE the ability to obtain the majority of the voting power of the Company. The basis for GE’s additional rights will be the failure of the Company to maintain a 2.0 to 1.0 ratio of EBITDA to Interest Expense, as defined, over the applicable measurement periods. The first measurement period was the six months ended December 31, 1999. Thereafter, the measurement periods are the six months ending on the last day of each successive fiscal quarter until September 30, 2010 (excluding the six month periods ended on June 30, 2000, September 30, 2000, June 30, 2001, September 30, 2001, and December 31, 2001, as amended by agreements between GE and the Company).

A measurement period for which the Company fails to maintain the required ratio is referred to as an “Occurrence,” however, if the Company maintains a 2.0 to 1.0 ratio in the three fiscal quarters immediately prior to a failure, a “Second Occurrence” or “Third Occurrence,” as the case may be, would not be effective. The “First Occurrence” was effective in the six-month measurement period ended December 31, 1999. The ratio for the six months ended December 31, 2001, was (1.20) to 1.0 (1.24 to 1.0 for the quarter ended December 31, 2001 and (3.52) to 1.0 for the quarter ended September 30, 2001).

A Second Occurrence would: (i) give GE the ability to vote the number of shares currently voted by the CEO of the Company, approximately 2.8 million shares at September 30, 2001, (ii) give GE the option to purchase shares from the CEO of the Company and Alan J. Ruud which, together with the shares owned by GE, would represent 25% of the voting power of the Company, and (iii) require the Company to grant GE an additional warrant to purchase shares, at the then current market price, approximating 5,506,190 shares at December 31, 2001. The ability to vote the shares, purchase shares or obtain the warrant would be dependent upon compliance with antitrust laws. GE is not required to purchase additional shares of the Company. If GE owns and/or obtains the immediate

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2001
(Dollars in thousands, except per share data)

E. General Electric Company Investment (continued)

right to acquire and/or vote in excess of 35% of the voting power of the Company, the terms of the Indenture relating to the Company’s Senior Notes would require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest, and the Company’s banks will have the ability to demand payment of the Bank Credit Facility. Upon a Third Occurrence, GE would have the right to vote shares currently voted by Alan J. Ruud and be granted a warrant to purchase (at the then current market price) additional shares of Common Stock sufficient in number to give GE 50% plus one vote of the voting power of the Company.

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

The public offering reduced the amount available for the issuance of various debt and equity securities under the shelf registration statement to approximately $274,500. The Company initially used the net proceeds from the public offering of approximately $22,900 to repay revolving credit loan borrowings. The Company has expended substantially the entire amount as of December 31, 2001 on capital improvements, including optical coating production equipment, filter testing and measurement equipment, and production facilities, and on research and development in its telecommunications business unit.

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
December 31, 2001
(Dollars in thousands, except per share data)

G. Related Party Transaction

Pursuant to an agreement dated October 8, 1998, as amended, between the Company and its Chairman and Chief Executive Officer (the “CEO”), the Company, following approval by the Company’s Board of Directors, has loaned a total of $14,145 to its CEO at an interest rate of 8%. The proceeds of the loan have been used by the Company’s CEO to reduce the principal balance outstanding of margin loan accounts, which are secured by 1,042,492 shares of the Company’s Common Stock owned by the CEO and a related entity. In connection with the loan, the Company’s Board of Directors obtained the CEO’s agreement to an extension of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company’s Common Stock in any manner except pursuant to the existing agreements governing the CEO’s margin accounts, without the consent of the Company’s Board of Directors.

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. On January 22, 2002, the Board and CEO agreed in principle to a plan that extends the maturity of the loan to July 31, 2007. Under the terms of the plan, the CEO will sell certain assets in an orderly manner in order to maximize the net proceeds, which will be used to pay a portion of the loan. The CEO will continue his 10b5-1 plan to sell shares he now owns pursuant to Rule 144 when the stock price exceeds $15 per share. In addition, the CEO will be expected to apply after-tax cash bonuses earned from the Company toward repayment of the loan. Interest on the loan in the future will accrue at the same rate that the Company pays on its revolving credit loan. The loan will be repayable immediately if the CEO ceases to be employed by the Company. The Board reserved the right to demand payment to prevent an unacceptable strain on cash resources.

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

Loan receivables are measured for impairment based on either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral or other assets available to repay the loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company evaluates the collectibility of both the interest and principal when assessing the need for a possible impairment on the loan. In the quarter ended September 30, 2001, in accordance with the provisions of FAS Statement No. 5, Accounting for Contingencies, and FAS Statement No. 114, Accounting by Creditors for Impairment of a Loan, the Company recorded a valuation reserve for an impaired loan of $4,600 related to the amount by which the carrying value of the loan exceeded the underlying fair value of the assets available to repay the loan. In the six months ended December 31, 2001, no interest was recognized or paid on the loan. The Company will recognize recoveries on amounts previously reserved for after considering both the fair value of the underlying assets and evidence of repayments on the loan.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2001
(Dollars in thousands, except per share data)

H. Special Charges

During the quarter ended September 30, 2001, the Company recorded special charges related to changes in its operations, which are intended to improve efficiencies and reduce costs world-wide. The special charges principally relate to consolidating the Company’s power supply manufacturing operations into its high-efficiency facility in Chennai (Madras), India; reducing staffing levels at most locations and evaluating certain equipment and investments in light of its long-term strategies.

The special charges were determined in accordance with formal plans developed by the Company’s management, approved by the CEO and subsequently reviewed with the Company’s Board of Directors using the best information available to it at the time. Actions associated with closing facilities began in the first quarter and are expected to be substantially completed by the end of fiscal 2002. A total of approximately 250 employees were terminated enterprise-wide from almost all units of the Company. Assets related to the above actions are no longer in use or are held for sale and were written-down to their estimated fair values. The amount the Company will ultimately incur may change as the Company’s plans are executed and actions are completed.

Details of the actions and related special charges recorded during the six months ended December 31, 2001 are summarized as follows:

	Total	Noncash	Cash	Liabilities at
Description	Charges	Charges	Payments	Dec. 31, 2001

Consolidate power supply operations Severance	$1,243	$—	$1,015	$228

Lease cancelations	1,835	—	90	1,745

Write-down of assets	2,579	2,579	—	—

Shut-down costs of facilities	265	—	113	152

Reduce staffing requirements	2,017	—	1,284	733

Impairment of long-lived assets	1,425	1,425	—	—

Other	333	333	—	—

	$9,697	$4,337	$2,502	$2,858

Total special charges for the six months ended December 31, 2001 of $9,697 are classified in the consolidated statement of operations as cost of sales ($688) and special charges ($9,009).

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2001
(Dollars in thousands, except per share data)

I. Earnings Per Share

Earnings (loss) per share is computed as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001		2000

Income available to common shareholders:

Income (loss) before cumulative effect of accounting change	$(1,365)	$1,260		$(17,022)	$739

Cumulative effect of accounting change	—	—		(71,171)	—

Net income (loss)	(1,365)	1,260		(88,193)	739

Less: Preferred shares accretion	(694)	(648)		(1,347)	(1,258)

Additional preferred shares accretion from cumulative effect of accounting change for beneficial conversion option	—	(5,329)		—	(5,329)

Net income (loss) attributable to common shareholders	$(2,059)	$(4,717)		$(89,540)	$(5,848)

Weighted average shares — basic

Outstanding at beginning of period	23,354	20,482		23,288	20,482

Issued pursuant to public offering	—	1,700		—	1,081

Issued for exercise of warrant	—	141			70

Issued for exercise of stock options	—	—		—	10

Issued pursuant to employee stock purchase plan	8	6		17	3

Issued pursuant to 401(k) plan	13	14		41	9

Basic weighted average shares	23,375	22,343		23,346	21,655

Weighted average shares — diluted

Basic from above	23,375	22,343		23,346	21,655

Effect of warrant prior to exercise	—	858		—	—

Effect of stock options	—	253		—	—

Diluted weighted average shares	23,375	23,454		23,346	21,655

Earnings (loss) per share — basic:

Income (loss) before cumulative effect of accounting changes	$(.06)	$.06	$	( .73)	$.04

Preferred shares accretion	(.03)	(.03)		(.06)	(.06)

Income (loss) before cumulative effect of accounting changes including preferred shares accretion	(.09)	.03		(.79)	(.02)

Cumulative effect of accounting change	—	—		(3.05)	—

Earnings (loss) per share before cumulative effect of accounting change for beneficial conversion option	(.09)	.03		(3.84)	(.02)

Additional preferred shares accretion from cumulative effect of accounting change for beneficial conversion option	—	(.24)		—	(.25)

Earnings (loss) per share attributable to common shareholders — basic	$(.09)	$(.21)		$(3.84)	$(.27)

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2001
(Dollars in thousands, except per share data)

I. Earnings Per Share (continued)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001		2000

Earnings (loss) per share — diluted:

Income (loss) before cumulative effect of accounting changes	$(.06)	$.06	$	( .73)	$.04

Preferred shares accretion	(.03)	(.03)		(.06)	(.06)

Income (loss) before cumulative effect of accounting changes including preferred shares accretion	(.09)	.03		(.79)	(.02)

Cumulative effect of accounting change	—	—		(3.05)	—

Earnings (loss) per share before cumulative effect of accounting change for beneficial conversion option	(.09)	.03		(3.84)	(.02)

Additional preferred shares accretion from cumulative effect of accounting change for beneficial conversion option	—	(.23)		—	(.25)

Earnings (loss) per share attributable to common shareholders — basic	$(.09)	$(.20)		$(3.84)	$(.27)

The diluted weighted average shares calculation excludes the antidilutive effect of outstanding stock options and warrants which totaled 1,410 shares for the six months ended December 31, 2000.

J. Sale of Subsidiaries

On December 12, 2001 the Company completed the sale of a significant portion of its lamp fixture business (its Ruud Lighting, Inc., Kramer Lighting, Inc. and Ruud Lighting Europe subsidiaries) to an investor group led by Alan J. Ruud. From January 1998 until the time of the transaction, Mr. Ruud was a director of the Company and served as Vice Chairman and Chief Operating Officer of the Company and holds in excess of 5% of the Company’s outstanding common stock. The fixture subsidiaries’ assets consisted primarily of manufacturing equipment, inventory and accounts receivable and the Ruud Lighting manufacturing facility located in Racine, Wisconsin.

The consideration received by the Company consisted of a cash payment of $28,000 (adjusted dollar for dollar to reflect the amount of any changes in working capital and funded indebtedness between September 2, 2001 and December 3, 2001) and promissory notes totaling $6,000. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of $2,458 in the cash received at closing. The preliminary estimates are subject to a review process under the agreement that is expected to be completed prior to year end. The notes will be payable December 1, 2006, although, upon receipt of consent from the holders of its 8% Senior Notes, the Company may require payment of $3,000 in principal amount by surrender of 1,500,000 shares of Company common stock at any time prior to December 1, 2002. As part of this transaction, funded indebtedness of $9,005 continued to be the obligation of Ruud Lighting and the Company retained title to the Rhode Island manufacturing facility of Kramer Lighting. Upon sale of the facility, the Company will pay Ruud Lighting the lesser of $500 or one-third of the net proceeds of the sale.

The sale of the subsidiaries resulted in a gain of $227 in the quarter ended December 31, 2001. The final amount of proceeds to be received and gain or loss realized will be based upon a review process under purchase agreement that is expected to be completed prior to year end.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2001
(Dollars in thousands, except per share data)

K. Contingency

In April and May 1999, three class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged shareholders of the Company on behalf of themselves and purported classes consisting of Company shareholders, other than the defendants and their affiliates, who purchased stock during the period from December 30, 1997 through September 30, 1998 or various portions thereof. A First Amended Class Action Complaint, consolidating the three lawsuits, was filed on September 30, 1999, and the action is now pending before a single judge. The named defendants in the case – styled In re Advanced Lighting Technologies, Inc. Securities Litigation, Master File No. 1:99CV836, pending before the United States District Court, Northern District of Ohio – are the Company and its Chairman and Chief Executive Officer (CEO).

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

The Company and the CEO believe that these claims lack merit, and intend to continue to vigorously defend this action. The Company and its CEO filed a Motion to Dismiss the Complaint, which was denied. The Company participated in a mediation in December 2001 which did not result in a settlement of this action. The case will now proceed.

On December 4 and December 12, 2001, separate lawsuits were filed in state and Federal courts in Ohio by separate shareholders of the Company allegedly on behalf of the Company, derivatively, against officers and directors of the Company. The allegations in the two cases are substantially similar, and the state case has been removed to the United States District Court, Northern District of Ohio, where the two cases, Gobble v Hellman, et al. 1:02CV0076-AA and Tanigawa v Ruud, et al. 1:01CV2807, are pending. The Company is a nominal defendant in these actions. The individual defendants in the Tanigawa case include, among others, Wayne R. Hellman, the Chief Executive Officer and Chairman of the Board, who is also beneficial owner of more than 5% of the outstanding common stock of the Company, Alan J. Ruud, former Chief Operating Officer and Vice Chairman of the Board, who is also beneficial owner of more than 5% of the outstanding common stock of the Company, and Messrs. Francis H. Beam, John E. Breen, John R. Buerkle, Theodore A. Filson, Louis S. Fisi, Thomas K. Lime and A Gordon Tunstall, directors of the Company. The Gobble complaint names the same defendants, but also names Steven C. Potts, who is Chief Financial Officer and is a director.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2001
(Dollars in thousands, except per share data)

K. Contingency (continued)

The suits allege breaches of duties by the defendants relating to the matters which are the subject of The Advanced Lighting Technologies, Inc Securities Litigation, to alleged insider trading by certain directors, to a loan made to Mr. Hellman and to the sale of certain fixture facilities to an investment group led by Mr. Ruud. The Complaints primarily seek unspecified money or compensatory and punitive damages and attorneys’ fees and costs.

The Company and the defendants believe that these claims lack merit and intend to vigorously defend these actions.

On January 10, 2002, an additional lawsuit was filed in state court in Ohio by a shareholder of the Company allegedly on behalf of the Company, derivatively, against officers and directors of the Company. The allegations in the case are substantially similar to the Gobble and Tanigawa cases. The case is pending in the Common Pleas Court of the County of Cuyahoga, Ohio, and is styled Miller v. Hellman, et al., 02-458660-CV. The Company is a nominal defendant in this action. The individual defendants in the Miller case include, among others, Wayne R. Hellman, the Chief Executive Officer and Chairman of the Board, who is also beneficial owner of more than 5% of the outstanding common stock of the Company, Steven C. Potts, the Chief Financial Officer and a director of the Company, Alan J. Ruud, former Chief Operating Officer and Vice Chairman of the Board, who is also beneficial owner of more than 5% of the outstanding common stock of the Company, and Messrs. Francis H. Beam, John E. Breen, John R. Buerkle, Theodore A. Filson, Louis S. Fisi, Thomas K. Lime and A Gordon Tunstall, directors of the Company.

The Miller Complaint is substantially similar to the Gobble and Tanigawa complaints and primarily seeks unspecified money damages and attorneys' fees and costs. The Company and the defendants believe that these claims lack merit and intend to vigorously defend this action.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts in thousands, except per share amounts)

This report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. Covenants in the Company’s Bank Credit Facility, the Indenture relating to the Company’s 8% Senior Notes and the Company’s agreements with General Electric Company limit certain corporate actions. As a result, implementation of certain strategic alternatives may require consent or replacement of these ADLT financing sources. The Company has no assurance that such consents or replacement financing can be obtained in a manner to permit timely implementation of these strategic alternatives. Other risks and uncertainties include the strength of the recovery of the U.S. economy, the Company’s financing plans, trends affecting the Company’s financial condition or results of operations, continued growth of the metal halide lighting market, the Company’s operating strategy and growth strategy, potential acquisitions or joint ventures by the Company, the declaration and payment of dividends, litigation affecting the Company, the timely development and market acceptance of new products, the possibility that any success at Deposition Sciences, Inc. (an ADLT subsidiary) will not be reflected in the value of the ADLT common stock, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed in the Company’s Form 10-K for the fiscal year ended June 30, 2001, in particular, see “Risk Factors.” For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

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

Recent Developments

Sale of Fixture Subsidiaries

On December 12, 2001 the Company completed the sale of a significant portion of its lamp fixture business (its Ruud Lighting, Inc., Kramer Lighting, Inc. and Ruud Lighting Europe subsidiaries) to an investor group led by Alan J. Ruud. From January 1998 until the time of the transaction, Mr. Ruud was a director of the Company and served as Vice Chairman and Chief Operating Officer of the Company and holds in excess of 5% of the Company’s outstanding common stock. The fixture subsidiaries’ assets consisted primarily of manufacturing equipment, inventory and accounts receivable and the Ruud Lighting manufacturing facility located in Racine, Wisconsin.

The consideration received by the Company consisted of a cash payment of $28,000 (adjusted dollar for dollar to reflect the amount of any changes in working capital and funded indebtedness between September 2, 2001 and December 3, 2001) and promissory notes totaling $6,000. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of $2,458 in the cash received at closing. The preliminary estimates are subject to a review process under the agreement that is expected to be completed prior to year end. The notes will be payable December 1, 2006, although, upon receipt of consent from the holders of its 8% Senior Notes, the Company may require payment of $3,000 in principal amount by surrender of 1,500,000 shares of Company common stock at any time prior to December 1, 2002. As part of this transaction, funded indebtedness of $9,005 continued to be the obligation of Ruud Lighting and the Company retained title to the Rhode Island manufacturing facility of Kramer Lighting. Upon sale of the facility, the Company will pay Ruud Lighting the lesser of $500 or one-third of the net proceeds of the sale.

The sale of the subsidiaries resulted in a gain of $227 in the quarter ended December 31, 2001. The final amount of proceeds to be received and gain or loss realized will be based upon a review process under the purchase agreement, and that is expected to be completed prior to year end.

Consolidation of Power Supply Production Operations and Restructuring of Worldwide Operations

The Company has implemented plans to improve efficiencies in its power supply business, reduce costs world-wide and assess certain equipment and investments in light of its long-term strategies. The following paragraphs provide information related to special charges as a result of certain actions taken by the Company:

Centralize Certain Power Supply Manufacturing Operations into India Operations. A charge of $5,922 was recorded in the first quarter of fiscal 2002 relating to restructuring and centralizing certain power supply manufacturing operations into the Company’s high-efficiency and low-cost manufacturing plant in Chennai (Madras), India. Of this charge, costs of $2,301 were recorded for the closing of the Company’s manufacturing facilities in the United Kingdom, Australia and U.S., including costs of $2,036 associated with a non-cancelable lease. Amounts related to the lease will be paid over the term of the lease, which expires in 2006. Severance and benefits to approximately 160 terminated employees at the above locations totaled $1,243 and will be paid by the end of fiscal 2002. Property, primarily consisting of building, equipment and intangibles, was disposed of or is for sale, and written down to net realizable value resulting in a charge of $2,041. In addition, certain power supply product lines were exited which resulted in a write-down of inventory of $337. This amount is included in cost of goods sold.

Staffing Reductions. During the first quarter of fiscal 2002 a program was completed to reduce the number of employees across all business units. Approximately 90 employees, exclusive of the above-noted employees, were terminated and total severance and benefits costs for this program were $2,017. All employees will be paid by the end of fiscal 2002.

Write-off of Long-lived Assets and Other Charges. Due to the decline in current business conditions, certain long-lived assets and product lines were evaluated for impairment in light of future growth areas of the business and a focus on profit margins and core opportunities. As a result, a charge of $1,425 was recorded in the first quarter of fiscal 2002 to recognize a write-down in investments and equipment. In addition, a $333 charge was taken for the abandonment of certain projects and exiting several product lines.

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

Telecommunication product sales for the first six months of fiscal 2002 were $650, a 46% decrease from $1,208 in the second quarter of fiscal 2001. Backorders in the telecom product area grew to approximately $3,700 on contracts scheduled to commence in the third and fourth quarter of fiscal 2002. The Company has demonstrated key DWDM filter manufacturing capabilities using its patented MicroDyn® technology. The Company believes that it will develop and market commercial narrow bandpass filter products that take advantage of the Company’s patented MicroDyn® sputtering technology.

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

DSI believes that the current supply exceeds demand for many of these thin film coating products for the telecommunications industry. This situation is expected to continue for the next one to two years. The principal competitors for the Company’s products are certain large OEMs, such as JDS Uniphase Corporation, Corning Incorporated, and Lucent Technologies, Inc., which have significant internal capability to manufacture thin film filter products, and a variety of smaller companies which specialize in optical coatings, such as Cierra Photonics, Inc., Precision Optics Corp., Inc., Barr Associates, Inc., Iridian Spectral Technologies, Ltd., Thin Film Technologies, Inc., and Evaporated Coatings, Inc. The Company also believes that the large OEMs also represent substantial opportunities for sales of its products.

The Company believes that the competitive environment for its products is based primarily on technical performance, delivery and service, as well as price. The Company believes that DSI’s fifteen-year history of high volume, efficient production of high quality optical components provides it with significant advantages in this regard. Furthermore, the Company believes that its core competencies in optical coating and coating equipment development and manufacture, its experienced workforce and its ability to develop telecommunications solutions, backed by the required measurement technology, will permit it to compete successfully in this product area.

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

No final decisions have been made about the future courses of action to be pursued. However, the Company has had discussions with several investment banking firms to assist in identifying and implementing the best strategic alternative for the telecommunications unit.

Results of Operations – Selected Items as a Percentage of Net Sales

The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Net sales	100%	100%	100%	100%

Costs and expenses:

Cost of sales	62.3	59.0	62.9	59.1

Marketing and selling	20.7	20.6	21.1	20.5

Research and development	5.1	5.4	5.3	6.0

General and administrative	8.0	5.8	8.2	6.3

Provision for loan impairment	—	—	4.6	—

Gain on settlement of lawsuit	—	—	(0.5)	—

Special charges	—	—	8.9	—

Amortization of intangible assets	0.2	1.2	0.2	1.3

Income (loss) from operations	3.7	8.0	(10.7)	6.8

Other income (expense):

Interest expense	(6.1)	(6.1)	(6.0)	(6.5)

Interest income	0.1	0.5	0.1	0.5

Income (loss) from equity investments	(0.3)	0.0	(0.2)	0.0

Gain from sale of fixture subsidiaries	0.4	—	0.2	—

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	(2.2)	2.4	(16.6)	0.8

Income tax expense	0.5	0.2	0.2	0.1

Income (loss) before minority interest and cumulative effect of accounting change	(2.7)	2.2	(16.8)	0.7

Minority interest in income of consolidated subsidiary	(0.1)	0.0	(0.1)	0.0

Income (loss) before cumulative effect of accounting change	(2.8)	2.2	(16.9)	0.7

Cumulative effect of accounting change	—	—	(70.7)	—

Net income (loss)	(2.8%)	2.2%	(87.6%)	0.7%

Factors which have affected the results of operations for the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 are discussed below.

Quarter Ended December 31, 2001 Compared with Quarter Ended December 31, 2000

Net Sales. Net sales decreased 14.4% to $48,804 in the second quarter of fiscal 2002 from $57,036 in the second quarter of fiscal 2001. The decrease in sales is primarily due to the sale of the fixture subsidiaries. Excluding the fixture subsidiaries, sales for the second quarter of fiscal 2002 were $33,550 compared with $34,289 for the second quarter of fiscal 2001. Second quarter metal halide sales, excluding the fixture subsidiaries, declined 3% to 26,138 compared with $26,997 in the same period last year. Excluding the fixture subsidiaries, fiscal 2002 second quarter sales of the Company’s second-generation metal halide lighting product line, Uni-Form® pulse start, grew 28% to 7,871 from $6,126 in the comparable quarter a year ago. Sales of APL materials, a key indicator of industry trends, decreased 7% over the same quarter a year ago. Geographically, these sales of materials decreased 3% in the U.S. and decreased 9% outside the U.S. Non-metal halide lighting sales declined 21%, due to the sale of the fixture subsidiaries and the managed decline of some non-metal halide product sales.

DSI’s telecommunication product sales for the second quarter of fiscal 2002 were $332, a decrease of 51% from $676 in the second quarter of fiscal 2001. The decrease is attributed to the overall decline in the telecommunications industry. However, sales of DSI’s non-telecom products increased 37% to $2,292 in the second quarter of fiscal 2002 from $1,678 in the second quarter of fiscal 2001 as the Company capitalized on DSI’s expertise in thin-film optical coatings and optical coating equipment manufacturing opportunities.

Lighting sales inside the U.S. declined 22% for the second quarter of fiscal 2002 as compared to the same period a year ago, primarily due to the sale of the fixture subsidiaries. Lighting sales outside the U.S. declined 7%, which the Company attributes to weakness in the world economy.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales decreased 9.6% to $30,414 in the second quarter of fiscal 2002 from $33,630 in the second quarter of fiscal 2001. The decrease is primarily attributable to the sale of the fixture subsidiaries. As a percentage of net sales, cost of sales increased to 62.3% in the second quarter of fiscal 2002 from 59.0% in the second quarter of fiscal 2001. The increase in cost of sales as a percentage of sales was reflected across all areas of the Company’s sales including materials, system components and systems. The margins were also negatively impacted by the shift in the mix of product sales reflecting increases in lower margin power supply sales and decreases in higher margin materials sales.

Marketing and Selling Expenses. Marketing and selling expenses decreased 13.8% to $10,113 in the second quarter of fiscal 2002 from $11,729 in the second quarter of fiscal 2001. The decrease is primarily attributable to the sale of the fixture subsidiaries and is comparable with the decrease in sales.

Research and Development Expenses. Research and development expenses declined 19.2% in the second quarter of fiscal 2002 to $2,497 from $3,092 in the second quarter of fiscal 2001. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps and fixtures (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps and fixtures in industrial and commercial applications; (ii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; (iii) development of new materials for the world’s major lighting manufacturers; and, (iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses decreased to 5.1% in the second quarter of fiscal 2002 from 5.4% in the second quarter of fiscal 2001. While research and development expenditures declined in connection with the Company’s commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses of $3,910 were 18.4% higher in the second quarter of fiscal 2002 compared to $3,301 in the second quarter of fiscal 2001. In the second quarter of fiscal 2001, expenses were reduced by the elimination of a $500 litigation-related accrual that, based on review with legal counsel, was no longer required.

Amortization of Intangible Assets. Amortization expense decreased to $86 in the second quarter of fiscal 2002 from $706 in the second quarter of fiscal 2001. The decrease in amortization expense is due to the adoption in the fiscal 2002 first quarter of Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Intangible Assets. As a result, goodwill, as well as intangible assets with indefinite lives, are no longer subject to amortization.

Income (Loss) from Operations. As a result of the items noted above, the Company realized income from operations in the second quarter of fiscal 2002 of $1,784 as compared to income from operations of $4,578 in the second quarter of fiscal 2001.

Interest Expense. Interest expense decreased to $2,964 in the second quarter of fiscal 2002 from $3,463 in the second quarter of fiscal 2001. The decrease is primarily attributable to the significant reduction in interest rates related to a portion of the Company’s debt.

Interest Income. Interest income decreased to $36 in the second quarter of fiscal 2002 from $263 in the second quarter of fiscal 2001. The decrease is attributable to the cessation of interest income recognition on the loan receivable from officer.

Income (Loss) from Equity Investments. The income (loss) from equity investments in the second quarter of fiscal 2002 of $(145) and fiscal 2001 of $(21) represent the equity loss from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products.

Gain from Sale of Fixture Subsidiaries. See “Sale of Fixture Subsidiaries” above.

Income (Loss) before Income Taxes and Minority Interest. The Company had a loss before income taxes and minority interest of $(1,062) in the second quarter of fiscal 2002 as compared to income before income taxes and minority interest of $1,357 in the second quarter of fiscal 2001.

Income Taxes. Income tax expense was $260 for the second quarter of fiscal 2002 as compared to $77 in the second quarter of fiscal 2001. The income tax expense in the second quarters of fiscal 2002 and 2001 related primarily to certain of the Company’s foreign operations.

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

Six Months Ended December 31, 2001 Compared with Six Months Ended December 31, 2000

Net Sales. Net sales decreased 9.1% to $100,694 in the first six months of fiscal 2002 from $110,807 in the first six months of fiscal 2001. The decrease in sales is primarily attributed to the sale of the fixture subsidiaries. Excluding the fixture subsidiaries, sales for the first six months of fiscal 2002 were $65,610 compared with $66,214 for the first six months of fiscal 2001. Metal halide sales, excluding the fixture subsidiaries, declined 2% to $50,388 for the first six months of fiscal 2002 compared with $51,560 for the first six months of fiscal 2001. Excluding the fixture subsidiaries, fiscal 2002 second quarter sales of the Company’s second-generation metal halide lighting product line, Uni-Form® pulse start, grew 28% to $15,233 from $11,874 in the comparable quarter a year ago. Sales of APL materials, a key indicator of industry trends, decreased 6% over the same six months a year ago. Geographically, these sales of materials decreased 19% in the U.S., but increased 2% outside the U.S. Non-metal halide lighting sales declined 14%, due to the sale of the fixture subsidiaries and the managed decline of some non-metal halide product lines.

DSI’s telecommunication product sales for the six months of fiscal 2002 were $650, a decrease of 46% from $1,208 in the first six months of fiscal 2001. The decrease is attributed to the overall decline in the telecommunications industry. However, sales of DSI’s non-telecom products increased 42% to $4,658 in the first half of fiscal 2002 from $3,282 in the second quarter of fiscal 2001 as the Company capitalized on DSI’s expertise in thin-film optical coatings and optical coating equipment manufacturing opportunities.

Lighting sales inside the U.S. declined 13% for the first six months of fiscal 2002 as compared to the same period a year ago, primarily due to the sale of the fixture subsidiaries. Lighting sales outside the U.S. declined 3%, which the Company attributes to weakness in the world economy.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales decreased 3.3% to $63,317 in the first six months of fiscal 2002 from $65,494 in the first six months of fiscal 2001. As a percentage of net sales, cost of sales increased to 62.9% in the first six months of fiscal 2002 from 59.1% in the first six months of fiscal 2001. Excluding the inventory write-down of $688, cost of sales increased to 61.6% in the first six months of fiscal 2002. The increase in cost of sales as a percentage of sales was reflected across all areas of the Company’s sales including materials, system components and systems. The margins were also negatively impacted by the shift in the mix of product sales reflecting increases in lower margin power supply sales and decreases in higher margin materials sales.

Marketing and Selling Expenses. Marketing and selling expenses decreased 6.3% to $21,290 in the first six months of fiscal 2002 from $22,731 in the first six months of fiscal 2001. The decrease is primarily attributable to the sale of the fixture subsidiaries.

Research and Development Expenses. Research and development expenses declined 19.0% in the first six months of fiscal 2002 to $5,334 from $6,583 in the first six months of fiscal 2001. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps and fixtures (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps and fixtures in industrial and commercial applications; (ii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; (iii) development of new materials for the world’s major lighting manufacturers; and, (iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses decreased to 5.3% in the first six months of fiscal 2002 from 6.0% in the first six months of fiscal 2001. While research and development expenditures declined in connection with the Company’s commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses increased 17.8% to $8,255 in the first six months of fiscal 2002 from $7,008 in the first six months of fiscal 2001. The increase is due in part to an increase in corporate professional services (including legal and consulting fees) of $624. Also, in fiscal 2001, expenses were reduced by the elimination of a $500 litigation-related accrual that, based on review with legal counsel, was no longer required.

Provision for Loan Impairment. In the first quarter of fiscal 2002, the Company recorded a valuation reserve for an impaired loan of $4,600 related to the amount by which the carrying value of the loan receivable from officer exceeded the underlying fair value of the assets available to repay the loan. In fiscal 2002, no interest income has been recognized or paid on the loan.

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

Special Charges. See “Consolidation of Power Supply Production Operations and Restructuring of Worldwide Operations” above.

Amortization of Intangible Assets. Amortization expense decreased to $170 in the first six months of fiscal 2002 from $1,409 in the first six months of fiscal 2001. The decrease in amortization expense is due to the adoption in the fiscal 2002 first quarter of Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Intangible Assets. As a result, goodwill, as well as intangible assets with indefinite lives, is no longer subject to amortization.

Income (Loss) from Operations. As a result of the items noted above, the Company incurred a loss from operations in the first six months of fiscal 2002 of $(10,727) as compared to income from operations of $7,582 in the first six months of fiscal 2001. Excluding special charges of $(9,697), the provision for loan impairment of $(4,600) and the gain on settlement of claim of $554, the Company realized income from operations of $3,016 in the first six months of fiscal 2002.

Interest Expense. Interest expense decreased to $6,057 in the first six months of fiscal 2002 from $7,227 in the first six months of fiscal 2001. The decrease is primarily attributable to the significant reduction in interest rates related to a portion of the Company’s debt.

Interest Income. Interest income decreased to $62 in the first six months of fiscal 2002 from $487 in the first six months of fiscal 2001. The decrease is attributable to the cessation of interest income recognition in the first quarter of fiscal 2002 related to the loan receivable from officer as mentioned above.

Income (Loss) from Equity Investments. The income (loss) from equity investments in the first six months of fiscal 2002 of $(211) and fiscal 2001 of $18 represent the equity earnings (loss) from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products.

Gain from Sale of Fixture Subsidiaries. See “Sale of Fixture Subsidiaries” above.

Income (Loss) before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change. The Company had a loss before income taxes, minority interest and cumulative effect of accounting change of $(16,706) in the first six months of fiscal 2002 as compared to income before income taxes, minority interest and cumulative effect of accounting change of $860 in the first six months of fiscal 2001. Excluding special charges of $(9,697), the provision for loan impairment of $(4,600), the gain on settlement of claim of $554 and the gain on sale of the fixture subsidiaries of $227, the Company realized a loss before income taxes, minority interest and cumulative effect of accounting change of $(3,190) in the first six months of fiscal 2002.

Income Taxes. Income tax expense was $234 for the first six months of fiscal 2002 as compared to income tax expense of $97 in the first six months of fiscal 2001. The income tax expense in the first six months of fiscal 2002 and 2001 related primarily to certain of the Company’s foreign operations.

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

Cumulative Effect of Accounting Change. The Company adopted FAS 142 in the first quarter of fiscal 2002 and recorded a cumulative effect of change in accounting principle for the impairment of goodwill and other indefinite lived intangible assets of $71,171, or $(3.05) per share, as of the beginning of fiscal 2002 (July 1, 2001).

Liquidity and Capital Resources

The Company’s principal financial requirements are for working capital, capital expenditures, market development activities, and research and development efforts. These requirements have been, and the Company expects they will continue to be, financed primarily through a combination of cash flow from operations, borrowings under credit arrangements and the sale of stock and debt under two shelf registration statements for $300,000 and $100,000. These shelf registration statements will not be available for offerings, other than investment grade debt securities, until the market value of common equity held by non-affiliates again exceeds $75,000.

Cash decreased $1,777 during the first six months of fiscal 2002. Cash provided by operating activities totaled $1,672 and cash provided by investing activities totaled $15,596. Cash used in financing activities totaled $19,045.

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities totaled $1,672 during the first six months of fiscal 2002 as compared to a cash usage of $2,005 in the first six months of fiscal 2001.

Net Cash Provided by (Used in) Investing Activities. During the first six months of fiscal 2002, net cash provided by investing activities totaled $15,596, which consisted primarily of net proceeds from the sale of the fixture subsidiaries of $24,166, net of capital expenditures of $8,482. Capital expenditures in fiscal 2002 related to building improvements and additional machinery and equipment to improve production processes, which should result in increased productivity and capacity in the production of telecommunications and lighting products. The Company plans to limit its capital expenditure program for the next twelve months.

Under its $300,000 shelf registration, in September 2000, the Company sold 1,700,000 shares of common stock for $15.00 per share to fund the future expansion of its telecommunications business. The net proceeds from the stock offering of $22,900 were initially used to repay indebtedness outstanding under the Bank Credit Facility. The Company has expended substantially the entire amount as of December 31, 2001 on capital improvements, including optical coating production equipment, filter testing and measuring equipment, production facilities, and on research and development, in the telecommunications business. Future telecommunications capital expenditures will be determined based upon the economic recovery of the telecommunications industry.

The Company estimates its capital expenditures will approximate $6,000 to $8,000 over the next twelve months. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.

Net Cash Provided by (Used in) Financing Activities. During the first six months of fiscal 2002, net cash used in financing activities was $19,045, that primarily represents repayments of bank debt under the Company’s credit facilities.

The Company has $100,000 of 8% Senior Notes due March 15, 2008. The notes are redeemable at the Company’s option, in whole or in part, on or after March 15, 2003 at certain preset redemption prices. Interest on the Senior Notes is payable semiannually on March 15 and September 15 of each year. There are no sinking fund requirements.

Pursuant to an agreement dated October 8, 1998, as amended, between the Company and its Chairman and Chief Executive Officer (the “CEO”), the Company, following approval by the Company’s Board of Directors, has loaned a total of $14,145 to its CEO at an interest rate of 8%. The proceeds of the loan have been used by the Company’s CEO to reduce the principal balance outstanding of margin loan accounts, which are secured by 1,042,492 shares of the Company’s Common Stock owned by the CEO and a related entity. In connection with the loan, the Company’s Board of Directors obtained the CEO’s agreement to an extension of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company’s Common Stock in any manner except pursuant to the existing agreements governing the CEO’s margin accounts, without the consent of the Company’s Board of Directors.

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. On January 22, 2002, the Board and CEO agreed in principle to a plan that extends the maturity of the loan to July 31, 2007. Under the terms of the plan, the CEO will sell certain assets in an orderly manner in order to maximize the net proceeds, which will be used to pay a portion of the loan. The CEO will continue his 10b5-1 plan to sell shares he now owns pursuant to Rule 144 when the stock price exceeds $15 per share. In addition, the CEO will be expected to apply after-tax cash bonuses earned from the Company toward repayment of the loan. Interest on the loan in the future will accrue at the same rate that the Company pays on its revolving credit loan. The loan will be repayable immediately if the CEO ceases to be employed by the Company. The Board reserved the right to require earlier repayment if ADLT requires the payment to prevent an unacceptable strain on cash resources.

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

Ability to Advance Future Operations. The Company has implemented, and will continue to implement, changes in its operational activities intended to reduce the use of its cash resources to a level at or below the cash flow generated by its operations. The Company’s working capital (current assets less current liabilities) at December 31, 2001 was $26,416, resulting in a working capital ratio of current assets to current liabilities of 1.7 to 1.0, as compared to $46,056 or 2.1 to 1.0 at June 30, 2001. As of December 31, 2001, the Company had $1,875 in cash and cash equivalents.

The interest-bearing obligations of the Company totaled $136,465 as of December 31, 2001, and consisted of: $23,664 of borrowings under the Bank Credit Facility; $100,000 of 8% Senior Notes; mortgages of $5,545; promissory notes of $2,300; obligations of foreign subsidiaries of $4,879; and, capital leases of $77.

The Company maintained a Bank Credit Facility with a $40,000 revolving credit loan and $25,000 term loan provided by several financial institutions. Interest rates on revolving credit loans outstanding were based, at the Company’s option, on LIBOR plus 2.25% or the agent bank’s prime rate. Under the term loan, the Company pays monthly principal payments that total $3,576 annually, with the unpaid balance due at maturity. Interest rates on the term loan were based, at the Company’s option, on LIBOR plus 2.75% or the agent bank’s prime rate.

During the quarter ended December 31, 2001, in connection with the sale of the fixture subsidiaries, the Company amended the Bank Credit Facility to reduce the revolving credit loan to $25,000 and the term loan to $13,000 and change certain covenants under the agreement. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. Interest rates on the revolving credit loans outstanding are based, at the Company’s option, on LIBOR plus 2.75% or the agent bank’s prime rate. Interest rates on the term loan are based, at the Company’s option, on LIBOR plus 3.25% or the agent bank’s prime rate. The Bank Credit Facility matures on July 1, 2004.

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

As discussed above, the Company has had discussions with several investment banking firms to assist in identifying and implementing the best strategic alternative for the telecommunications business unit.

On August 31, 2000, the Company completed a public offering of 1,700,000 shares of its common stock at a price of $15.00 per share under a $300,000 shelf registration filed with the Securities and Exchange Commission that became effective in July 2000.

The public offering reduced the amount available for the issuance of various debt and equity securities under the shelf registration statement to approximately $274,500. The net proceeds from the public offering of approximately $22,900 were initially used to repay indebtedness outstanding under the Bank Credit Facility. The Company has expended substantially the entire amount as of December 31, 2001 on capital improvements, including optical coating production equipment, filter testing and measurement equipment, production facilities, and on research and development in its telecommunications business unit.

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

The Company has implemented a working capital improvement program to conserve or generate cash over the next twelve months. The Company’s ability to fund operations, service debt and provide for capital expenditures is dependent on the future success of its working capital improvement plan. The Company believes that with an improvement in working capital, reduced capital expenditures and a better business climate for its products, its liquidity will be adequate over the next twelve months.

The Company believes that if it is able to improve its working capital, and along with its available cash, anticipated cash flow from operations, and availability under its Bank Credit Facility, that the Company should be able to fund its operations for at least the next 12 months. However, should the Company not achieve its working capital initiatives, its operations and its capital expenditures program may be adversely impacted, including its ability to borrow under its Credit Facility. Beyond the next year, the Company believes a return to profitability and positive cash flow from operations, the growth in the popularity and applications for metal halide products and systems, and opportunities in telecommunications and optical coatings should enable the Company to access additional capital resources, as needed.

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

The Company adopted FAS 142 as of July 1, 2001. The Company evaluated goodwill of $66,172 and intangible assets with indefinite lives of $11,874, which represents tradenames. The Company used third party appraisals and expected future discounted cash flows to determine the fair value of the reporting units and whether any impairment of goodwill or indefinite lived intangible assets existed as of the above date. As a result of this evaluation, the Company recorded a cumulative effect of change in accounting principle for the estimated impairment of goodwill and other indefinite lived intangible assets of $71,171, or $(3.05) per share, as of the beginning of fiscal 2002. The impact of adopting FAS 142 was to reduce amortization and, consequently, the loss before cumulative effect of accounting change for the second quarter of fiscal 2002 by $459, or $.02 per share. The impact of adopting FAS 142 was to reduce the loss before cumulative effect of accounting change for the first six months of fiscal 2002 by $1,098, or $.05 per share. Amortization of intangible assets in the second quarter of fiscal 2001 would have been $88, a reduction of $618, or $.03 per share if the accounting change related to acquired intangible amortization required by FAS 142 had been applied to that quarter. Amortization of intangible assets in the first six months of fiscal 2001 would have been $176, a reduction of $1,233, or $.05 per share if the accounting change related to acquired intangible amortization required by FAS 142 had been applied to that period.

In August 2001, the Financial Accounting Standards Board issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting for the impairment and disposal of long-lived assets, and supersedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company must adopt FAS No. 144 on July 1, 2002. Management is currently studying the potential effect of adopting this statement.

Foreign Currency

Approximately 22% of the Company’s net sales in fiscal 2001 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars and Canadian dollars. A weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company. The Company started a program in fiscal 2002 to hedge a portion of its foreign currency balance sheet exposures which is intended to reduce any significant impact on earnings and cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended December 31, 2001, there have been no material changes in the reported market risks presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

The Company enters into forward exchange contracts to reduce its exposure to fluctuations in related foreign currencies. These contracts are with a major financial institution and the risk of loss is considered remote. The Company does not hold or issue derivative financial instruments for trading purposes. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations.

Part II. Other Information

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

Item 1. Legal Proceedings

The information included in Note K of the “Notes to Condensed Consolidated Financial Statements (Unaudited)” included in this Report on Form 10-Q is hereby incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit		Incorporated
Number	Title	by Reference

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(1)

3.2	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(2)

3.3	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(3)

3.4	Code of Regulations	(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

10.1	Tenth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of December 12, 2001, amending the Credit Agreement by and among the same parties dated as of May 21, 1999

10.2	Fourth Amendment to Contingent Warrant Agreement dated as of December 31, 2001 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. And Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(1)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(3)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(b)	Reports on Form 8-K.

One Report on Form 8-K was filed during the quarter ended December 31, 2001.

On December 27, 2001, the Company filed a Current Report dated December 12, 2001, reporting under Item 2 the sale of the Company’s fixture subsidiaries (Ruud Lighting, Inc., Kramer Lighting, Inc. and Ruud Lighting Europe).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

		ADVANCED	LIGHTING TECHNOLOGIES, INC.

Date:	February 14, 2002		By: /s/ Wayne R. Hellman Wayne R. Hellman Chief Executive Officer

Date:	February 14, 2002		By: /s/ Steven C. Potts Steven C. Potts Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Title	Page No.

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(1)

3.2	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(2)

3.3	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(3)

3.4	Code of Regulations	(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

10.1	Tenth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of December 12, 2001, amending the Credit Agreement by and among the same parties dated as of May 21, 1999

10.2	Fourth Amendment to Contingent Warrant Agreement dated as of December 31, 2001 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. And Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(1)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(3)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.