Form 10-Q
period 2002-03-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2002-05-15
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

There were 23,525,328 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of April 15, 2002.

FORM 10-Q
INDEX
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II. Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-10.1 11th Amendment Agreement
EX-10.2 12th Amendment Agreement
EX-10.3 5th Amendment to Contingent Warrant Agrmt
EX-12 Computation-Ratio of Earnings:Fixed Charges

INDEX

Advanced Lighting Technologies, Inc.

		Page
		No.

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets —

	March 31, 2002 and June 30, 2001	2

	Condensed Consolidated Statements of Operations —

	Three months and nine months ended March 31, 2002 and 2001	3

	Condensed Consolidated Statement of Shareholders’ Equity —

	Nine months ended March 31, 2002	4

	Condensed Consolidated Statements of Cash Flows —

	Nine months ended March 31, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Part II	Other Information

Item 1.	Legal Proceedings	32

Item 6.	Exhibits and Reports on Form 8-K	32

Signatures		34

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	March 31,	June 30,
	2002	2001

Assets

Current assets:

Cash and cash equivalents	$2,360	$3,652

Trade receivables, less allowances of $1,809 and $1,248	27,678	32,762

Inventories:

Finished goods	18,168	27,122

Raw materials and work-in-process	10,400	22,207

	28,568	49,329

Prepaid expenses	2,372	3,140

Total current assets	60,978	88,883

Property, plant and equipment:

Land and buildings	29,411	44,399

Machinery and equipment	80,833	84,116

Furniture and fixtures	15,535	21,830

Assets held for sale	5,454	2,479

	131,233	152,824

Less accumulated depreciation	28,783	30,734

	102,450	122,090

Receivables from related parties	7,589	2,177

Investments in affiliates	10,280	13,761

Other assets	7,981	7,955

Intangible assets	3,313	30,890

Excess of cost over net assets of businesses acquired, net	4,267	50,245

	$196,858	$316,001

Liabilities and shareholders’ equity

Current liabilities:

Short-term debt and current portion of long-term debt	$7,872	$8,858

Accounts payable	14,226	20,944

Payables to related parties	408	1,200

Employee-related liabilities	3,072	3,759

Accrued income and other taxes	547	1,030

Other accrued expenses	6,770	7,036

Total current liabilities	32,895	42,827

Long-term debt	133,523	154,914

Minority interest	561	416

Preferred stock, $.001 par value, per share; 1,000 shares authorized; 761 Series A convertible redeemable shares issued and outstanding at March 31, 2002 (redemption value — $24,909 at March 31, 2002)	21,594	19,554

Common shareholders’ equity

Common stock, $.001 par value, 80,000 shares authorized, 23,516 shares issued and outstanding as of March 31, 2002 and 23,288 shares issued and outstanding as of June 30, 2001	24	23

Paid-in-capital	215,425	217,030

Accumulated other comprehensive income (loss)	(4,103)	(5,058)

Loan and interest receivable from officer, less reserve of $5,500 and $0	(8,644)	(13,140)

Retained earnings (deficit)	(194,417)	(100,565)

	8,285	98,290

	$196,858	$316,001

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net sales	$33,841	$53,890	$134,535	$164,697

Costs and expenses:

Cost of sales	22,706	32,589	87,859	100,075

Marketing and selling	5,868	10,668	25,322	31,407

Research and development	1,529	3,098	6,863	9,681

General and administrative	3,602	3,606	11,857	10,614

Provision for loan impairment	900	—	5,500	—

Gain on settlement of lawsuit	—	—	(554)	—

Special charges	—	—	9,009	—

Amortization of intangible assets	83	709	253	2,118

Income (loss) from operations	(847)	3,220	(11,574)	10,802

Other income (expense):

Interest expense	(2,559)	(3,436)	(8,616)	(10,663)

Interest income	82	262	144	749

Income (loss) from investments	(2,121)	(81)	(2,332)	(63)

Gain from sale of fixture subsidiaries	—	—	227	—

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	(5,445)	(35)	(22,151)	825

Income tax expense	152	9	386	106

Income (loss) before minority interest and cumulative effect of accounting change	(5,597)	(44)	(22,537)	719

Minority interest in income of consolidated subsidiary	(63)	(31)	(145)	(55)

Income (loss) before cumulative effect of accounting change	(5,660)	(75)	(22,682)	664

Cumulative effect of accounting change	—	—	(71,171)	—

Net income (loss)	$(5,660)	$(75)	$(93,853)	$664

Earnings (loss) per share — basic and diluted:

Income (loss) before cumulative effect of accounting changes	$(.27)	$(.03)	$(1.06)	$(.06)

Earnings (loss) per share — basic and diluted	$(.27)	$(.03)	$(4.10)	$(.30)

Weighted average shares outstanding:

Basic and diluted	23,462	23,238	23,383	22,175

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Nine Months Ended March 31, 2002
(in thousands)

						Loan and
					Accumulated	Interest
		Common Stock			Other	Receivable	Retained
	Preferred			Paid-In	Comprehensive	From	Earnings
	Stock	Shares	Par Value	Capital	Income (Loss)	Officer	(Deficit)	Total

Balance at July 1, 2001	$19,554	23,288	$23	$217,030	$(5,058)	$(13,140)	$(100,564)	$117,845

Net loss	—	—	—	—	—	—	(93,853)	(93,853)

Preferred shares accretion	2,040	—	—	(2,040)	—	—	—	—

Loan to officer	—	—	—	—	—	(1,004)	—	(1,004)

Reserve for loan impairment	—	—	—	—	—	5,500	—	5,500

Stock purchases by employees	—	61	—	112	—	—	—	112

Stock issued to employee benefit plan	—	167	1	323	—	—	—	324

Reversal of foreign currency translation adjustments due to sale of subsidiary	—	—	—	—	573	—	—	573

Foreign currency translation adjustment	—	—	—	—	382	—	—	382

Balance at March 31, 2002	$21,594	23,516	$24	$215,425	$(4,103)	$(8,644)	$(194,417)	$29,879

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	March 31,

	2002	2001

Operating activities
Net income (loss)	$(93,853)	$664
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,458	6,444
Amortization	253	2,118
Provision for doubtful accounts	1,215	181
Loss from investments	2,443	64
Gain on sale of subsidiaries	(227)	—
Cumulative effect of accounting change	71,171	—
Special charges	4,337	—
Provision for loan impairment	5,500	—
Changes in operating assets and liabilities:
Trade receivables	(1,655)	(961)
Inventories	5,206	898
Prepaid and other assets	(1,151)	421
Accounts payable and accrued expenses	(2,918)	(7,670)
Liabilities related to special charges	2,302	(96)
Other	930	(1,653)

Net cash provided by (used in) operating activities	(989)	410
Investing activities
Capital expenditures	(11,330)	(17,474)
Proceeds from sale of preferred stock investment	1,000	—
Net proceeds from sale of subsidiaries	24,166	—
Investment in affiliate	(88)	—
Purchase of business	—	(366)

Net cash provided by (used in) investing activities	13,748	(17,840)
Financing activities
Proceeds from revolving credit facility	125,457	161,997
Payments of revolving credit facility	(124,385)	(160,786)
Proceeds from long-term debt	132	173
Payments of long-term debt and capital leases	(14,687)	(5,052)
Loan to officer	(1,004)	(2,685)
Net proceeds from public offering	—	22,900
Issuance of common stock	436	662

Net cash provided by (used in) financing activities	(14,051)	17,209

Decrease in cash and cash equivalents	(1,292)	(221)
Cash and cash equivalents, beginning of period	3,652	3,890

Cash and cash equivalents, end of period	$2,360	$3,669

Supplemental cash flow information
Interest paid	$11,201	$12,439
Income taxes paid	129	81
Capitalized interest	892	363
Details of acquisition
Assets acquired	—	$899
Liabilities assumed	—	(288)
Stock or debt issued	—	(245)

Net cash paid for acquisition	—	$366

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2002
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

B.     Basis of Presentation and Accounting Change

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, including adjustments of a normal and recurring nature as well as the special charges described in Note H, a gain on the settlement of a lawsuit, the reserve for loan impairment described in Note G, and the effects of the accounting change for goodwill and intangible assets acquired in a business combination described below. For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report on Form 10-K for the year ended June 30, 2001. Operating results for the three months and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 2002.

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
March 31, 2002
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

The Company adopted FAS 142 as of July 1, 2001. The Company evaluated goodwill of $66,172 and intangible assets with indefinite lives of $11,874, which represents tradenames. The Company used third party appraisals and expected future discounted cash flows to determine the fair value of the reporting units and whether any impairment of goodwill or indefinite lived intangible assets existed as of the above date. As a result of this evaluation, the Company recorded a cumulative effect of change in accounting principle for the estimated impairment of goodwill and other indefinite lived intangible assets of $71,171, or $(3.04) per share, as of the beginning of fiscal 2002. Also, the impact of adopting FAS 142 was to reduce amortization and, consequently, the loss before cumulative effect of accounting change for the third quarter of fiscal 2002 by $109, or $.00 per share. The impact of adopting FAS 142 was to reduce the loss before cumulative effect of accounting change for the first nine months of fiscal 2002 by $1,206, or $.05 per share. Amortization of intangible assets in the third quarter of fiscal 2001 would have been $68, a reduction of $641, or $.03 per share if the accounting change related to acquired intangible amortization required by FAS 142 had been applied to that quarter. Amortization of intangible assets in the first nine months of fiscal 2001 would have been $244, a reduction of $1,874, or $.09 per share if the accounting change related to acquired intangible amortization required by FAS 142 had been applied to that period.

Reclassification of Certain Sales Incentives and Financial Statement Presentation Changes

The Company adopted Emerging Issues Task Force (“EITF”) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” in the quarter ended March 31, 2002. EITF Issue 01-9 requires that expense associated with a free product or service delivered at the time of sale of another product or service should be classified as cost of sales. The Company’s fixture subsidiaries that were sold in the second quarter of fiscal 2002 had incurred and included such costs in marketing and selling expense. Accordingly, the Company has reclassified such amounts to cost of sales within these financial statements. The amounts reclassified for the three months ended March 31, 2002 and 2001 are $0 and $1,098, respectively. The amounts reclassified for the nine months ended March 31, 2002 and 2001 are $1,836 and $3,090, respectively. Also, certain amounts for prior periods have been reclassified to conform to the current period reporting presentation.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2002
(Dollars in thousands, except per share data)

C.     Comprehensive Income (Loss)

For the three- and nine-months ended March 31, 2002 the Company’s comprehensive income (loss) was $(5,438) and $(92,898), respectively. For the three- and nine-months ended March 31, 2001, the Company’s comprehensive income (loss) was $(1,619) and $(1,809), respectively. These amounts include net income (loss) and the Company’s other component of comprehensive income, foreign currency translation adjustments.

D.     Bank Credit Facility and Senior Notes

During the quarter ended December 31, 2001, in connection with the sale of the fixture subsidiaries, the Company amended its Bank Credit Facility to reduce the revolving credit loan to $25,000 from $40,000 and the term loan to $13,000 from $25,000 and change certain covenants under the agreement. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. Prior to the amendment described below, interest rates on the revolving credit loans outstanding were based, at the Company’s option, on LIBOR plus 2.75% or the agent bank’s prime rate. Under the term loan, the Company pays monthly principal payments that total $3,576 annually, with the unpaid balance due at maturity. Prior to the amendment described below, interest rates on the term loan were based, at the Company’s option, on LIBOR plus 3.25% or the agent bank’s prime rate. The Bank Credit Facility matures on July 1, 2004.

The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes a financial covenant with respect to the coverage of certain fixed charges. At March 31, 2002, the Company was not in compliance with this financial covenant. The Company obtained a waiver for non-compliance from its lenders for the quarter then ended. In addition, the Bank Credit Facility was amended to provide for a new measurement period for this covenant commencing April 1, 2002. The Company expects to meet this covenant at future determination dates. The Company’s ability to elect LIBOR-based interest rates on its loans was suspended pursuant to this amendment. The principal security for the revolving credit loan is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment and is cross-collateralized and secured with the revolving credit loan.

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
March 31, 2002
(Dollars in thousands, except per share data)

E.     General Electric Company Investment

In October 1999, General Electric Company (“GE”) completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company’s newly created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which GE has fully exercised to acquire 998,703 shares of Common Stock of the Company. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by GE represent approximately 16.8% of the voting power and equity ownership of the Company at March 31, 2002.

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

If the Company fails to maintain certain financial ratios over certain measurement periods, GE will have the right to acquire a combination of subscription rights to additional shares and proxies with respect to shares voted by the Chief Executive Officer (“CEO”) of the Company and Alan J. Ruud, giving GE the ability to obtain the majority of the voting power of the Company. The basis for GE’s additional rights will be the failure of the Company to maintain a 2.0 to 1.0 ratio of EBITDA to Interest Expense, as defined, over the applicable measurement periods. The first measurement period was the six months ended December 31, 1999. Thereafter, the measurement periods are the six months ending on the last day of each successive fiscal quarter until September 30, 2010 (excluding the six month periods ended on June 30, 2000, September 30, 2000, June 30, 2001, September 30, 2001, December 31, 2001, and March 31, 2002, as amended by agreements between GE and the Company).

A measurement period for which the Company fails to maintain the required ratio is referred to as an “Occurrence,” however, if the Company maintains a 2.0 to 1.0 ratio in the three fiscal quarters immediately prior to a failure, a “Second Occurrence” or “Third Occurrence,” as the case may be, would not be effective. The “First Occurrence” was effective in the six-month measurement period ended December 31, 1999. The ratio for the six months ended March 31, 2002, was .78 to 1.0 (.23 to 1.0 for the quarter ended March 31, 2002 and 1.24 to 1.0 for the quarter ended December 31, 2001).

A Second Occurrence would: (i) give GE the ability to vote the number of shares currently voted by the CEO of the Company, approximately 2.0 million shares at March 31, 2002, (ii) give GE the option to purchase shares from the CEO of the Company and Alan J. Ruud which, together with the shares owned by GE, would represent 25% of the voting power of the Company, and (iii) require the Company to grant GE an additional warrant to purchase shares, at the then current market price, approximating 6,365,618 shares at March 31, 2002. The ability to vote the shares, purchase shares or

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2002
(Dollars in thousands, except per share data)

E.     General Electric Company Investment (continued)

obtain the warrant would be dependent upon compliance with antitrust laws. GE is not required to purchase additional shares of the Company. If GE owns and/or obtains the immediate right to acquire and/or vote in excess of 35% of the voting power of the Company, the terms of the Indenture relating to the Company’s Senior Notes would require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest, and the Company’s banks will have the ability to demand payment of the Bank Credit Facility. Upon a Third Occurrence, GE would have the right to vote shares currently voted by Alan J. Ruud and be granted a warrant to purchase (at the then current market price) additional shares of Common Stock sufficient in number to give GE 50% plus one vote of the voting power of the Company.

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
March 31, 2002
(Dollars in thousands, except per share data)

G.     Related Party Transaction

Pursuant to an agreement dated October 8, 1998, as amended, between the Company and its Chairman and Chief Executive Officer (the “CEO”), the Company, following approval by the Company’s Board of Directors, has loaned a total of $14,144 to its CEO, including interest accrued at an interest rate of 8%. The proceeds of the loan were used by the Company’s CEO to reduce the principal balance outstanding of margin loan accounts. The margin loans were fully repaid in the quarter ended March 31, 2002. In connection with the loan, the Company’s Board of Directors obtained the CEO’s agreement to an extension of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company’s Common Stock in any manner except pursuant to the existing agreements governing the CEO’s margin accounts, without the consent of the Company’s Board of Directors.

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

Loan receivables are measured for impairment based on either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral or other assets available to repay the loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company evaluates the collectibility of both the interest and principal when assessing the need for a possible impairment on the loan. During the nine months ended March 31, 2002, in accordance with the provisions of FAS Statement No. 5, Accounting for Contingencies, and FAS Statement No. 114, Accounting by Creditors for Impairment of a Loan, the Company recorded a valuation reserve for an impaired loan of $5,500 related to the amount by which the carrying value of the loan exceeded the underlying fair value of the assets available to repay the loan. During the nine months ended March 31, 2002, no interest was recognized or paid on the loan. The Company will recognize recoveries on amounts previously reserved for after considering both the fair value of the underlying assets and evidence of repayments on the loan.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2002
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

Details of the actions and related special charges recorded during the nine months ended March 31, 2002 are summarized as follows:

	Total	Noncash	Cash	Liabilities at
Description	Charges	Charges	Payments	Mar. 31, 2002

Consolidate power supply operations

Severance	$1,243	$—	$1,131	$112

Lease cancellations	1,835	—	163	1,672

Write-down of assets	2,579	2,579	—	—

Shut-down costs of facilities	265	—	177	88

Reduce staffing requirements	2,017	—	1,587	430

Impairment of long-lived assets	1,425	1,425	—	—

Other	333	333	—	—

	$9,697	$4,337	$3,058	$2,302

Total special charges for the nine months ended March 31, 2002 of $9,697 are classified in the consolidated statement of operations as cost of sales ($688) and special charges ($9,009).

I.     Sale of Preferred Stock Investment

On March 13, 2002, the Company sold its preferred stock investment in Venture Lighting Japan for $1,300, consisting of $1,000 in cash and $300 due in November 2002. The sale resulted in a loss of $2,007 during the quarter ended March 31, 2002. The loss is included in the caption “Income (loss) from investments” in the consolidated statement of operations.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2002
(Dollars in thousands, except per share data)

J.     Earnings Per Share

Earnings (loss) per share is computed as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Income available to common shareholders:

Income (loss) before cumulative effect of accounting change	$(5,660)	$(75)	$(22,682)	$664

Cumulative effect of accounting change	—	—	(71,171)	—

Net income (loss)	(5,660)	(75)	(93,853)	664

Less: Preferred shares accretion	(693)	(647)	(2,040)	(1,905)

Additional preferred shares accretion from cumulative effect of accounting change for beneficial conversion option	—	—	—	(5,329)

Net income (loss) attributable to common shareholders	$(6,353)	$(722)	$(95,893)	$(6,570)

Weighted average shares — basic and diluted
Outstanding at beginning of period	23,437	23,229	23,288	20,482

Issued pursuant to public offering	—	—	—	1,284

Issued for exercise of warrant	—	—	—	375

Issued for exercise of stock options	—	—	—	11

Issued pursuant to employee stock purchase plan	8	2	27	6

Issued pursuant to 401(k) plan	17	7	68	17

Weighted average shares — basic and diluted	23,462	23,238	23,383	22,175

Earnings (loss) per share — basic and diluted:

Income (loss) before cumulative effect of accounting changes	$(.24)	$.00	$(.97)	$.03

Preferred shares accretion	(.03)	(.03)	(.09)	(.09)

Income (loss) before cumulative effect of accounting changes including preferred shares accretion	(.27)	(.03)	(1.06)	(.06)

Cumulative effect of accounting change	—	—	(3.04)	—

Earnings (loss) per share before cumulative effect of accounting change for beneficial conversion option	(.27)	(.03)	(4.10)	(.06)

Additional preferred shares accretion from cumulative effect of accounting change for beneficial conversion option	—	—	—	(.24)

Earnings (loss) per share attributable to common shareholders — basic and diluted	$(.27)	$(.03)	$(4.10)	$(.30)

At March 31, 2002, options and warrants to purchase 2,311,947 shares of common stock were outstanding, but were not included in the calculations of diluted earnings per share because their inclusion would have been antidilutive. Options to purchase 3,431,661 shares of common stock were outstanding at March 31, 2001, but were not included in the calculations of diluted earnings per share because their inclusion would have been antidilutive.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2002
(Dollars in thousands, except per share data)

K.     Sale of Subsidiaries

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

The sale of the subsidiaries resulted in a gain of $227 in the quarter ended December 31, 2001. The final amount of proceeds to be received and gain or loss realized will be based upon a review process under the purchase agreement that is expected to be completed prior to year end.

L.     Contingency

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

The First Amended Class Action Complaint alleges generally that certain disclosures attributed to the Company contained misstatements and omissions alleged to be violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, including claims for “fraud on the market” arising from alleged misrepresentations and omissions with respect to the Company’s financial performance

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2002
(Dollars in thousands, except per share data)

L.     Contingency (continued)

and prospects and alleged violations of generally accepted accounting principles by, among other things, improperly recognizing revenue and improper inventory accounting. The Complaint seeks certification of the purported class, unspecified compensatory and punitive damages, pre- and post-judgment interest and attorneys’ fees and costs.

The Company and the CEO believe that these claims lack merit, and intend to continue to vigorously defend this action. The Company and its CEO filed a Motion to Dismiss the Complaint, which was denied. The Company participated in a mediation in December 2001 that did not result in a settlement of this action. The case will now proceed. A trial has been scheduled for December 3, 2002.

On December 4 and December 12, 2001 and January 10, 2002, separate lawsuits were filed by separate shareholders of the Company allegedly on behalf of the Company, derivatively, against officers and directors of the Company. The allegations in the three cases are substantially similar, and the two cases filed in Ohio court have been removed to the United States District Court, Northern District of Ohio, where the two cases, Gobble v Hellman, et al. 1:02CV0076-AA and Miller v Hellman, et al. 1:02CV342, are pending. The suit originally filed in Federal Court, Tanigawa v Ruud, et al. 1:01CV2807 was voluntarily dismissed by the plaintiff. The Company is a nominal defendant in these actions. The individual defendants in the Tanigawa case included, among others, Wayne R. Hellman, the Chief Executive Officer and Chairman of the Board, who is also beneficial owner of more than 5% of the outstanding common stock of the Company, Alan J. Ruud, former Chief Operating Officer and Vice Chairman of the Board, who is also beneficial owner of more than 5% of the outstanding common stock of the Company, and Messrs. Francis H. Beam, John E. Breen, John R. Buerkle, Theodore A. Filson, Louis S. Fisi, Thomas K. Lime and A Gordon Tunstall, directors of the Company. The Gobble and Miller complaints name the same defendants, but also name Steven C. Potts, who is Chief Financial Officer and is a director.

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

The plaintiffs in the Gobble and Miller cases submitted formal motions to remand these actions back to state court. The Federal judge denied their motions and the cases are currently pending in Federal court. The Company and the defendants believe that these claims lack merit and intend to vigorously defend these actions.

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

Consistent with the Company’s strategy for new product introductions, the Company invests substantial resources in research and development to engineer materials and system components to be included in customers’ specialized systems. Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form® pulse start products. Uni-Form® pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. The Company has spent additional amounts for manufacturing process and efficiency enhancements, which were charged to cost of goods sold when incurred. While research and development expenditures have declined over the last three fiscal years in connection with the Company’s commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

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

The consideration received by the Company consisted of a cash payment of $28,000 (adjusted dollar for dollar to reflect the amount of any changes in working capital and funded indebtedness between September 2, 2001 and December 3, 2001) and promissory notes totaling $6,000. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of $2,458 in the cash received at closing. The preliminary estimates are subject to a review process under the agreement that is expected to be completed prior to year-end. The notes will be payable December 1, 2006, although, upon receipt of consent from the holders of its 8% Senior Notes, the Company may require payment of $3,000 in principal amount by surrender of 1,500,000 shares of Company common stock at any time prior to December 1, 2002. As part of this transaction, funded indebtedness of $9,005 continued to be the obligation of Ruud Lighting and the Company retained title to the Rhode Island manufacturing facility of Kramer Lighting. Upon sale of the facility, the Company will pay Ruud Lighting the lesser of $500 or one-third of the net proceeds of the sale.

The sale of the subsidiaries resulted in a gain of $227 in the quarter ended December 31, 2001. The final amount of proceeds to be received and gain or loss realized will be based upon a review process under the purchase agreement that is expected to be completed prior to year end.

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

Impairment of Long-lived Assets and Other Charges. Due to the decline in current business conditions, certain long-lived assets and product lines were evaluated for impairment in light of future growth areas of the business and a focus on profit margins and core opportunities. As a result, a charge of $1,425 was recorded in the first quarter of fiscal 2002 to recognize a write-down in investments and equipment. In addition, a $333 charge was taken for the abandonment of certain projects and exiting several product lines.

Telecommunications Business Unit

In February 2000, the Company announced the creation of its Fiber Optic Telecommunications Business Unit, which develops and manufactures passive optical telecommunications devices and components, based on its optical coating technology. The telecommunications operations are located in Santa Rosa, California. The Telecommunications Unit uses the proprietary coating equipment, advanced thin film technologies, and measurement capabilities developed by DSI over the last fifteen years for a wide variety of demanding products in both military and commercial applications.

The major focus of the telecommunications business unit is directed at providing (i) optical coatings that reduce insertion losses in fiber optic communications systems, including wavelength division multiplexing (WDM) and dense wavelength division multiplexing (DWDM) systems; (ii) collimating micro-optics for use in WDM and DWDM systems; (iii) filter elements for use in WDM systems; (iv) secondary filter elements for use in DWDM systems; and, (v) narrow bandpass filter elements for use in the multiplex/demultiplex function of DWDM systems. WDM and DWDM are technologies that allow multiple wavelengths of light to be simultaneously transmitted through a single fiber optic cable.

Telecommunication product sales for the first nine months of fiscal 2002 were $866, a 57% decrease from $2,013 in the first nine months of fiscal 2001. Backorders in the telecom product area are approximately $3,600 on contracts scheduled to commence throughout the remainder of calender 2002. The Company has demonstrated key DWDM filter manufacturing capabilities using its patented MicroDyn® technology. The Company believes that it will develop and market commercial narrow bandpass filter products that take advantage of the Company’s patented MicroDyn® sputtering technology.

While the Company does apply optical coatings to elements supplied by its customers, the supply of components is expected to be an increasing portion of its business. The Company has existing manufacturing capacity to support sales of up to $10,000 per year of existing products. Following additional capital investments, the Company anticipates achieving additional manufacturing capability and revenue for DWDM products using MicroDyn® technology. The Company believes that it can increase its production capacity for its telecommunications products beyond existing levels with additional capital expenditures, on which this business depends.

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

Results of Operations – Selected Items as a Percentage of Net Sales

The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net sales	100%	100%	100%	100%

Costs and expenses:

Cost of sales	67.1	60.5	65.3	60.8

Marketing and selling	17.3	19.8	18.8	19.0

Research and development	4.5	5.7	5.1	5.9

General and administrative	10.6	6.7	8.8	6.4

Provision for loan impairment	2.7	—	4.1	—

Gain on settlement of lawsuit	—	—	(0.4)	—

Special charges	—	—	6.7	—

Amortization of intangible assets	0.3	1.3	0.2	1.3

Income (loss) from operations	(2.5)	6.0	(8.6)	6.6

Other income (expense):

Interest expense	(7.6)	(6.4)	(6.4)	(6.5)

Interest income	0.3	0.5	0.1	0.4

Income (loss) from investments	(6.3)	(0.2)	(1.8)	0.0

Gain from sale of fixture subsidiaries	—	—	0.2	—

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	(16.1)	(0.1)	(16.5)	0.5

Income tax expense	0.4	0.0	0.3	0.1

Income (loss) before minority interest and cumulative effect of accounting change	(16.5)	(0.1)	(16.8)	0.4

Minority interest in income of consolidated subsidiary	(0.2)	0.0	(0.1)	0.0

Income (loss) before cumulative effect of accounting change	(16.7)	(0.1)	(16.9)	0.4

Cumulative effect of accounting change	—	—	(52.9)	—

Net income (loss)	(16.7%)	(0.1%)	(69.8%)	0.4%

Factors that have affected the results of operations for the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 are discussed below.

Quarter Ended March 31, 2002 Compared with Quarter Ended March 31, 2001

Net Sales. Net sales decreased 37.2% to $33,841 in the third quarter of fiscal 2002 from $53,890 in the third quarter of fiscal 2001. The decrease in sales is primarily due to the sale of the fixture subsidiaries. Excluding the fixture subsidiaries, sales for the third quarter of fiscal 2002 were $33,841 compared with $35,672 for the third quarter of fiscal 2001. Third quarter metal halide sales, excluding the fixture subsidiaries, declined 3% to $25,963 compared with $26,791 in the same period last year. The Company attributes the decline to weakness in the U.S. economy and the lighting market, in general. The U.S. metal halide market declined 10% during the first nine months of the current fiscal year. During this time the Company has increased its market share from prior year levels and believes that a stronger U.S. economy will result in an improved lighting market for the Company’s products. From 1990 to 2000, the U.S. metal halide lighting market grew at a compound annual rate of 12% per year, and the Company believes that the market will return to a positive growth rate as the U.S. economy improves.

Excluding the fixture subsidiaries, fiscal 2002 third quarter sales of the Company’s second-generation metal halide lighting product line, Uni-Form® pulse start, grew 25% to $6,934 from $5,564 in the comparable quarter a year ago. About half of the increase in pulse start sales are due to the sales to the former fixture subsidiaries that are now part of the Company’s external sales. Sales of APL materials decreased 10% over the same quarter a year ago. Geographically, these sales of materials decreased 17% in the U.S. and decreased 4% outside the U.S. The decline in the U.S. is reflective of the decline in the U.S. metal halide market. Excluding the fixture subsidiaries, non-metal halide lighting sales declined 11%, due to the managed decline of some non-metal halide product sales and weakness in the lighting market.

Excluding the fixture subsidiaries, lighting sales inside the U.S. increased 5% in the third quarter of fiscal 2002 as compared to the same period a year ago. The increase is due to the sales to the former fixture subsidiaries that are now part of the Company’s external sales. Without these sales, lighting sales inside the U.S. would have declined 6%, which the Company attributes to weakness in the lighting industry and the U.S. economy in general. Lighting sales outside the U.S. declined 14%, primarily due to a temporary reduction in power supply sales resulting from the transition of production from the United Kingdom to India.

DSI’s telecommunication product sales for the third quarter of fiscal 2002 were $216, a decrease of 73% from $805 in the third quarter of fiscal 2001. The decrease is attributed to the overall decline in the telecommunications industry. However, sales of DSI’s non-telecom materials and equipment increased 7% to $2,826 in the third quarter of fiscal 2002 from $2,635 in the third quarter of fiscal 2001 as the Company capitalized on DSI’s expertise in thin-film optical coatings and optical coating equipment manufacturing opportunities.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales decreased 30.3% to $22,706 in the third quarter of fiscal 2002 from $32,589 in the third quarter of fiscal 2001. The decrease is primarily attributable to the sale of the fixture subsidiaries. As a percentage of net sales, cost of sales increased to 67.1% in the third quarter of fiscal 2002 from 60.5% in the third quarter of fiscal 2001. Cost of sales was negatively impacted by several unusual items including inventory writedowns, additional costs related to the move of the European power supply production to India, and unfavorable overhead variance resulting from the decrease in production due to the Company’s commitment to significant reductions in inventory levels. The increase in cost of sales as a percentage of sales was reflected across all areas of the Company’s sales including materials, system components and systems. The margins were also negatively impacted by the shift in the mix of product sales reflecting increases in lower margin power supply and equipment sales and decreases in higher margin materials sales. The Company believes that cost of sales as a percent of sales will decline to approximately 60% of sales by the end of calendar 2002.

Marketing and Selling Expenses. Marketing and selling expenses decreased 45.0% to $5,868 in the third quarter of fiscal 2002 from $10,668 in the third quarter of fiscal 2001. As a percentage of net sales, marketing and selling expenses declined to 17.3% in the third quarter of fiscal 2002 from

19.8% in the third quarter of fiscal 2001. The decrease in both amount and percentage of net sales is primarily attributable to the sale of the fixture subsidiaries, as marketing and selling expenses were higher as a percentage of net sales for the fixture subsidiaries.

Research and Development Expenses. Research and development expenses declined 50.6% in the third quarter of fiscal 2002 to $1,529 from $3,098 in the third quarter of fiscal 2001. The decrease is primarily attributable to the sale of the fixture subsidiaries. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps and fixtures in industrial and commercial applications; (ii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; (iii) development of new materials for the world’s major lighting manufacturers; and, (iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses decreased to 4.5% in the third quarter of fiscal 2002 from 5.7% in the third quarter of fiscal 2001. While research and development expenditures declined in connection with the Company’s commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses of $3,602 were 0.1% lower in the third quarter of fiscal 2002 compared to $3,606 in the third quarter of fiscal 2001. The decrease resulted from the sale of the fixture subsidiaries resulting in the elimination of approximately $900 of expenses, offset by an increase in corporate expenses of approximately $800 (including legal and consulting fees of $510).

Provision for Loan Impairment. In the quarter ended March 31, 2002, the Company recorded an additional valuation reserve for an impaired loan of $900 related to the amount by which the carrying value of the loan receivable from officer exceeded the underlying fair value of the assets available to repay the loan. In the quarter ended March 31, 2002, no interest income was recognized or paid on the loan.

Amortization of Intangible Assets. Amortization expense decreased to $83 in the third quarter of fiscal 2002 from $709 in the third quarter of fiscal 2001. The decrease in amortization expense is due to the adoption in the fiscal 2002 first quarter of Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Intangible Assets. As a result, goodwill, as well as intangible assets with indefinite lives, are no longer subject to amortization.

Income (Loss) from Operations. As a result of the items noted above, the Company realized loss from operations in the third quarter of fiscal 2002 of $(847) as compared to income from operations of $3,220 in the third quarter of fiscal 2001.

Interest Expense. Interest expense decreased to $2,559 in the third quarter of fiscal 2002 from $3,436 in the third quarter of fiscal 2001. The decrease is primarily attributable to the reduction in debt outstanding resulting from the sale of the fixture subsidiaries and a significant reduction in interest rates related to a portion of the Company’s debt.

Interest Income. Interest income decreased to $82 in the third quarter of fiscal 2002 from $262 in the third quarter of fiscal 2001. The decrease is primarily attributable to the cessation of interest income recognition on the loan receivable from officer.

Income (Loss) from Investments. The income (loss) from investments in the third quarter of fiscal 2002 of ($2,121) consists of a loss on the sale of a preferred stock investment in Venture Lighting Japan of $(2,007) and an equity loss of $(114) from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The loss in the third quarter of fiscal 2001 of $(81) represents the equity loss from the Company’s investment in Fiberstars.

Income (Loss) before Income Taxes and Minority Interest. The Company had a loss before income taxes and minority interest of $(5,445) in the third quarter of fiscal 2002 as compared to a loss before income taxes and minority interest of $(35) in the third quarter of fiscal 2001.

Income Taxes. Income tax expense was $152 for the third quarter of fiscal 2002 as compared to $9 in the third quarter of fiscal 2001. The income tax expense in the third quarters of fiscal 2002 and 2001 related primarily to certain of the Company’s foreign operations.

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

Nine Months Ended March 31, 2002 Compared with Nine Months Ended March 31, 2001

Net Sales. Net sales decreased 18.3% to $134,535 in the first nine months of fiscal 2002 from $164,697 in the first nine months of fiscal 2001. The decrease in sales is primarily attributed to the sale of the fixture subsidiaries. Excluding the fixture subsidiaries, sales for the first nine months of fiscal 2002 were $99,451 compared with $101,939 for the first nine months of fiscal 2001. Metal halide sales, excluding the fixture subsidiaries, declined 3% to $76,352 for the first nine months of fiscal 2002 compared with $78,404 for the first nine months of fiscal 2001. The Company attributes the decline to weakness in the U.S. economy and the lighting market, in general. The U.S. metal halide market declined 10% during the first nine months of the current fiscal year. During this time the Company has increased its market share from prior year levels and believes that a stronger U.S. economy will result in an improved lighting market for the Company’s products. From 1990 to 2000, the U.S. metal halide lighting market grew at a compound annual rate of 12% per year, and the Company believes that the market will return to a positive growth rate as the U.S. economy improves.

Excluding the fixture subsidiaries, sales of the Company’s second-generation metal halide lighting product line, Uni-Form® pulse start, grew 27% to $22,167 for the first nine months of fiscal 2002 from $17,438 for the first nine months of fiscal 2001. Sales of APL materials decreased 8% over the same nine months a year ago. Geographically, these sales of materials decreased 18% in the U.S., but outside the U.S. remained flat as compared to the prior year. The decline in the U.S. is reflective of the decline in the U.S. metal halide market. Excluding the fixture subsidiaries, non-metal halide lighting sales declined 5%, due to the managed decline of some non-metal halide product lines and weakness in the lighting market.

Excluding the fixture subsidiaries, lighting sales inside the U.S. decreased 4% in the first nine months of fiscal 2002 as compared to the same period a year ago, due to weakness in the general U.S. economy and U.S. lighting market during that period as compared to the year ago period. Lighting sales outside the U.S. declined 4%, primarily due to a temporary reduction in power supply sales resulting from the transition of production from the United Kingdom to India.

DSI’s telecommunication product sales for the nine months of fiscal 2002 were $866, a decrease of 57% from $2,013 in the first nine months of fiscal 2001. The decrease is attributed to the overall decline in the telecommunications industry. However, sales of DSI’s non-telecom materials and equipment increased 26% to $7,484 in the first nine months of fiscal 2002 from $5,918 in the first nine months of fiscal 2001 as the Company capitalized on DSI’s expertise in thin-film optical coatings and optical coating equipment manufacturing opportunities.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales decreased 12.2% to $87,859 in the first nine months of fiscal 2002 from $100,075 in the first nine months of fiscal 2001. As a percentage of net sales, cost of sales increased to 65.3% in the first nine months of fiscal 2002 from 60.8% in the first nine months of fiscal 2001. Cost of sales was negatively impacted by several unusual items including inventory writedowns, additional costs related to the move of the European power supply production to India, and unfavorable overhead variance resulting from the decrease in production due to the Company’s commitment to significant reductions in inventory levels. The increase in cost of sales as a percentage of sales was reflected across all areas of the Company’s sales including materials, system components and systems. The margins were also negatively impacted by the shift in the mix of product sales reflecting increases in lower margin power supply and equipment sales and decreases in higher margin materials sales. The Company believes that cost of sales as a percent of sales will decline to approximately 60% of sales by the end of calendar 2002.

Marketing and Selling Expenses. Marketing and selling expenses decreased 19.4% to $25,322 in the first nine months of fiscal 2002 from $31,407 in the first nine months of fiscal 2001. The decrease is primarily attributable to the sale of the fixture subsidiaries, and is comparable with the decrease in sales.

Research and Development Expenses. Research and development expenses declined 29.1% in the first nine months of fiscal 2002 to $6,863 from $9,681 in the first nine months of fiscal 2001. The decrease is primarily related to the sale of the fixture subsidiaries. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps and fixtures in industrial and commercial applications; (ii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; (iii) development of new materials for the world’s major lighting manufacturers; and, (iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses decreased to 5.1% in the first nine months of fiscal 2002 from 5.9% in the first nine months of fiscal 2001. While research and development expenditures declined in connection with the Company’s commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses increased 11.7% to $11,857 in the first nine months of fiscal 2002 from $10,614 in the first nine months of fiscal 2001. The increase included an increase in corporate expenses of approximately $1,350 (including legal and consulting fees of $957), net of a reduction in general and administrative expenses of $500 related to the fixture subsidiaries that were sold in the second quarter. Also, in fiscal 2001, expenses were reduced by the elimination of a $500 litigation-related accrual that, based on review with legal counsel, was no longer required.

Provision for Loan Impairment. During the first nine months of fiscal 2002, the Company recorded a valuation reserve for an impaired loan of $5,500 related to the amount by which the carrying value of the loan receivable from officer exceeded the underlying fair value of the assets available to repay the loan. In fiscal 2002, no interest income has been recognized or paid on the loan.

Gain on Settlement of Claim. The Company recorded a gain on the settlement of a claim, net of legal fees, as a result of the enforcement of a non-compete agreement with several former employees of a subsidiary of the Company. The terms of the settlement are expected to result in an additional receipt by the Company of $525 in June 2002, however, the Company will not reflect this contingent gain amount until realized.

Special Charges. See “Consolidation of Power Supply Production Operations and Restructuring of Worldwide Operations” above.

Amortization of Intangible Assets. Amortization expense decreased to $253 in the first nine months of fiscal 2002 from $2,118 in the first nine months of fiscal 2001. The decrease in amortization expense is due to the adoption in the fiscal 2002 first quarter of Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Intangible Assets. As a result, goodwill, as well as intangible assets with indefinite lives, is no longer subject to amortization.

Income (Loss) from Operations. As a result of the items noted above, the Company incurred a loss from operations in the first nine months of fiscal 2002 of $(11,574) as compared to income from operations of $10,802 in the first nine months of fiscal 2001. Excluding special charges of $(9,697), the provision for loan impairment of $(5,500) and the gain on settlement of claim of $554, the Company realized income from operations of $3,465 in the first nine months of fiscal 2002.

Interest Expense. Interest expense decreased to $8,616 in the first nine months of fiscal 2002 from $10,663 in the first nine months of fiscal 2001. The decrease is primarily attributable to the significant reduction in interest rates related to a portion of the Company’s debt and the reduction in debt outstanding resulting from the sale of the fixture subsidiaries.

Interest Income. Interest income decreased to $144 in the first nine months of fiscal 2002 from $749 in the first nine months of fiscal 2001. The decrease is primarily attributable to the cessation of interest income recognition in the first quarter of fiscal 2002 related to the loan receivable from officer as mentioned above.

Income (Loss) from Investments. The income (loss) from investments in the first nine months of fiscal 2002 of ($2,332) consists of a loss on the sale of a preferred stock investment in Venture Lighting Japan of $(2,007) and an equity loss of $(325) from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The loss in the first nine months of fiscal 2001 of $(63) represents the equity loss from the Company’s investment in Fiberstars.

Gain from Sale of Fixture Subsidiaries. See “Sale of Fixture Subsidiaries” above.

Income (Loss) before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change. The Company had a loss before income taxes, minority interest and cumulative effect of accounting change of $(22,151) in the first nine months of fiscal 2002 as compared to income before income taxes, minority interest and cumulative effect of accounting change of $825 in the first nine months of fiscal 2001. Excluding special charges of $(9,697), the provision for loan impairment of $(5,500), the gain on settlement of claim of $554, the loss on the sale of the preferred stock investment of $(2,007), and the gain on sale of the fixture subsidiaries of $227, the Company realized a loss before income taxes, minority interest and cumulative effect of accounting change of $(5,728) in the first nine months of fiscal 2002.

Income Taxes. Income tax expense was $386 for the first nine months of fiscal 2002 as compared to income tax expense of $106 in the first nine months of fiscal 2001. The income tax expense in the first nine months of fiscal 2002 and 2001 related primarily to certain of the Company’s foreign operations.

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

Cumulative Effect of Accounting Change. The Company adopted FAS 142 in the first quarter of fiscal 2002 and recorded a cumulative effect of change in accounting principle for the impairment of goodwill and other indefinite lived intangible assets of $71,171, or $(3.04) per share, as of the beginning of fiscal 2002 (July 1, 2001).

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

Cash decreased $1,292 during the first nine months of fiscal 2002. Cash used in operating activities totaled $989, cash provided by investing activities totaled $13,748, and cash used in financing activities totaled $14,051.

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities totaled $989 during the first nine months of fiscal 2002 as compared to net cash provided by operating activities of $410 in the first nine months of fiscal 2001.

Net Cash Provided by (Used in) Investing Activities. During the first nine months of fiscal 2002, net cash provided by investing activities totaled $13,748, which consisted primarily of net proceeds from the sale of the fixture subsidiaries of $24,166, net of capital expenditures of $11,330. Capital expenditures in fiscal 2002 related to building improvements and additional machinery and equipment to improve production processes, which should result in increased productivity and capacity in the production of telecommunications and lighting products. The Company plans to limit its capital expenditure program for the next twelve months.

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

The Company estimates its capital expenditures will approximate $4,000 to $6,000 over the next twelve months. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.

Net Cash Provided by (Used in) Financing Activities. During the first nine months of fiscal 2002, net cash used in financing activities was $14,051. This primarily represents repayments of bank debt under the Company’s credit facilities.

The Company has $100,000 of 8% Senior Notes due March 15, 2008. The notes are redeemable at the Company’s option, in whole or in part, on or after March 15, 2003 at certain preset redemption prices. Interest on the Senior Notes is payable semiannually on March 15 and September 15 of each year. There are no sinking fund requirements.

Pursuant to an agreement dated October 8, 1998, as amended, between the Company and its Chairman and Chief Executive Officer (the “CEO”), the Company, following approval by the Company’s Board of Directors, has loaned a total of $14,144 to its CEO, including interest accrued at an interest rate of 8%. The proceeds of the loan were used by the Company’s CEO to reduce the principal balance outstanding of margin loan accounts. The margin loans were fully repaid in the quarter ended March 31, 2002. In connection with the loan, the Company’s Board of Directors obtained the CEO’s agreement to an extension of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company’s Common Stock in any manner except pursuant to the existing agreements governing the CEO’s margin accounts, without the consent of the Company’s Board of Directors.

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

Loan receivables are measured for impairment based on either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral or other assets available to repay the loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company evaluates the collectibility of both the interest and principal when assessing the need for a possible loss accrual. During the first nine months of fiscal 2002, the Company recorded a valuation reserve for an impaired loan of $5,500 related to the amount by which the carrying value of the loan exceeded the underlying fair value of the assets available to repay the loan. The Company will recognize recoveries on amounts previously reserved for after considering the fair value of the underlying assets and evidence of repayments on the loan.

Ability to Advance Future Operations. The Company has implemented, and will continue to implement, changes in its operational activities intended to reduce the use of its cash resources to a level at or below the cash flow generated by its operations. The Company’s working capital (current assets less current liabilities) at March 31, 2002 was $28,083, resulting in a working capital ratio of current assets to current liabilities of 1.9 to 1.0, as compared to $46,056 or 2.1 to 1.0 at June 30, 2001. As of March 31, 2002, the Company had $2,360 in cash and cash equivalents.

The interest-bearing obligations of the Company totaled $141,395 as of March 31, 2002, and consisted of: $29,213 of borrowings under the Bank Credit Facility; $100,000 of 8% Senior Notes; mortgages of $5,503; promissory notes of $2,300; obligations of foreign subsidiaries of $4,356; and, capital leases of $23.

During the quarter ended December 31, 2001, in connection with the sale of the fixture subsidiaries, the Company amended its Bank Credit Facility to reduce the revolving credit loan to $25,000 from $40,000 and the term loan to $13,000 from $25,000 and change certain covenants under the agreement. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. Prior to the amendment described below, interest rates on the revolving credit loans outstanding were based, at the Company’s option, on LIBOR plus 2.75% or the agent bank’s prime rate. Under the term loan, the Company pays monthly principal payments that total $3,576 annually, with the unpaid balance due at maturity. Prior to the amendment described below, interest rates on the term loan were based, at the Company’s option, on LIBOR plus 3.25% or the agent bank’s prime rate. The Bank Credit Facility matures on July 1, 2004.

The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes a financial covenant with respect to the coverage of certain fixed charges. At March 31, 2002, the Company was not in compliance with this financial covenant. The Company obtained a waiver for non-compliance from its lenders for the quarter then ended. In addition, the Bank Credit Facility was amended to provide for a new measurement period for this covenant commencing April 1, 2002. The Company expects to meet this covenant at future determination dates. The Company’s ability to elect LIBOR-based interest rates on its loans was suspended pursuant to this amendment. The principal security for the revolving credit loan is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment and is cross-collateralized and secured with the revolving credit loan.

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

The Company has implemented a working capital improvement program to conserve and generate cash. In addition, the Company is actively managing its cash, especially as it relates to any discretionary expenditures. The Company’s ability in the future to fund operations, service debt and provide for capital expenditures is dependent on the success of its working capital improvement plan.

The Company believes that an improvement in its working capital, along with its available cash, anticipated cash flow from operations, certain building sales, and availability under its Bank Credit Facility, should enable the Company to fund its operations for at least the next 12 months. Beyond the next year, the Company believes a return to profitability and positive cash flow from operations, the growth in the popularity and applications for metal halide products and systems, and opportunities in telecommunications and optical coatings should enable the Company to access additional capital resources, as needed.

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

The Company adopted FAS 142 as of July 1, 2001. The Company evaluated goodwill of $66,172 and intangible assets with indefinite lives of $11,874, which represents tradenames. The Company used third party appraisals and expected future discounted cash flows to determine the fair value of the reporting units and whether any impairment of goodwill or indefinite lived intangible assets existed as of the above date. As a result of this evaluation, the Company recorded a cumulative effect of change in accounting principle for the estimated impairment of goodwill and other indefinite lived intangible assets of $71,171, or $(3.04) per share, as of the beginning of fiscal 2002. The impact of adopting FAS 142 was to reduce amortization and, consequently, the loss before cumulative effect of accounting change for the third quarter of fiscal 2002 by $109, or $.00 per share. The impact of adopting FAS 142 was to reduce the loss before cumulative effect of accounting change for the first nine months of fiscal 2002 by $1,206, or $.05 per share. Amortization of intangible assets in the third quarter of fiscal 2001 would have been $68, a reduction of $641, or $.03 per share if the accounting change related to acquired intangible amortization required by FAS 142 had been applied to that quarter. Amortization of intangible assets in the first nine months of fiscal 2001 would have been $244, a reduction of $1,874, or $.09 per share if the accounting change related to acquired intangible amortization required by FAS 142 had been applied to that period.

The Company adopted Emerging Issues Task Force (“EITF”) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” in the quarter ended March 31, 2002. EITF Issue 01-9 requires that expense associated with a free product or service delivered at the time of sale of another product or service should be classified as cost of sales. The Company’s fixture subsidiaries that were sold in the second quarter of fiscal 2002 had incurred and included such costs in marketing and selling expense. Accordingly, the Company has reclassified such amounts to cost of sales within these financial statements. The amounts reclassified for the three months ended March 31, 2002 and 2001 are $0 and $1,098, respectively. The amounts reclassified for the nine months ended March 31, 2002 and 2001 are $1,836 and $3,090, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended March 31, 2002, there have been no material changes in the reported market risks presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

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

Item 1. Legal Proceedings

The information included in Note L of the “Notes to Condensed Consolidated Financial Statements (Unaudited)” included in this Report on Form 10-Q is hereby incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit		Incorporated
Number	Title	by Reference

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(1)

3.2	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(2)

3.3	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(3)

3.4	Code of Regulations	(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

10.1	Eleventh Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of April 23, 2002 amending the Credit Agreement by and among the same parties dated as of May 21, 1999

10.2	Twelfth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 13, 2002 amending the Credit Agreement by and among the same parties dated as of May 21, 1999.

10.3	Fifth Amendment to Contingent Warrant Agreement dated as of March 31, 2002 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. And Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(1)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(3)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(b)	Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: May 15, 2002	By:	/s/ Wayne R. Hellman

Wayne R. Hellman

Chief Executive Officer

Date: May 15, 2002	By:	/s/ Steven C. Potts

Steven C. Potts

Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Title	Page No.

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(1)

3.2	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(2)

3.3	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(3)

3.4	Code of Regulations	(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

10.1	Eleventh Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of April 23, 2002, amending the Credit Agreement by and among the same parties dated as of May 21, 1999

10.2	Twelfth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 13, 2002 amending the Credit Agreement by and among the same parties dated as of May 21, 1999.

10.3	Fifth Amendment to Contingent Warrant Agreement dated as of March 31, 2002 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. And Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(1)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1996.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(3)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.