Form 10-K
period 2002-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2002-10-15
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002

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

Yes      ✓     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 31, 2002 was $16,337,682.

There were 23,653,159 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of August 31, 2002.

Documents Incorporated by Reference

None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT INDEX
EX-3.1 Second Amendment and Restated Articles
EX-3.2 Certificate of Adoption
EX-10.1.7 Third Amendment to Loan Agreement
EX-10.1.15 Release and Settlement Agreement
EX-10.1.16 Addendum to Release & Settlement Agrmnt
EX-10.15 6th Amendment to Contingent Warrant Agrmt
EX-12 Stment re: Computation of Ratio of Earnings
EX-21 Subsidiaries of the Registrant
EX-23 Consent of Independent Auditors
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

INDEX

Advanced Lighting Technologies, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of Advanced Lighting Technologies, Inc. and its subsidiaries (the “Company” or “ADLT”), its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) continued growth of the metal halide lighting market; (iv) the Company’s operating strategy and growth strategy; (v) potential acquisitions or joint ventures by the Company; (vi) the declaration and payment of dividends; (vii) litigation affecting the Company; (viii) the timely development and market acceptance of new products; (ix) the ability to provide adequate incentives to retain and attract key employees; and (x) the impact of competitive products and pricing. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The accompanying information contained in this Report, including without limitation the information set forth under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” identifies important factors that could cause such differences.

RISK FACTORS

You should consider carefully the following factors, as well as the other information that we include or incorporate by reference in this report, in evaluating an investment in our securities. To make the discussion of these factors easier to read, when we discuss the Company we refer to it as “we.”

We are in Default Under Our Current Bank Facility and Our Banks Could Exercise Rights Which Would Prevent Normal Operation of Our Businesses

We are currently in default on our obligations to our banks under our $38 million bank credit facility, because of a failure to maintain a required financial ratio. We have entered into an agreement with the banks that they will not take any actions to enforce their rights prior to October 18, 2002, unless we have additional defaults under our bank credit facility. In order to obtain this agreement, we did not make the interest payment due September 16, 2002 on our 8% Senior Notes. We believe that our banks will allow us continued access to credit under our existing facility after October 18, 2002, if we are negotiating in good faith for a replacement credit facility and if the holders of our 8% Senior Notes do not take certain actions adverse to us. We believe that we must replace our existing bank credit facility promptly. We do not have any assurance that the banks will allow us continued access to our credit facility or that the banks will not declare our bank loans to be due immediately after October 18, 2002. If the banks refuse continued access to the credit facility and/or foreclose on the collateral for their loans, we will not have adequate resources to continue normal operations and we may be forced to seek relief from the effects of the banks’ actions, which may include seeking protection under bankruptcy laws.

We Must Replace Our Existing Bank Credit Facility in Order to Continue Normal Operations

We are actively seeking a lender or lenders to provide financing to replace our existing $38 million bank credit facility with a facility better suited to our expanded foreign operations. We use our bank credit facility to provide the cash for our daily operations and to finance a portion of our investment in machinery and equipment. If we do not obtain a replacement facility on a schedule acceptable to our current banks, we believe they will demand that we repay all existing loans and may exercise their rights against the collateral for the these loans. The collateral includes our machinery, equipment, accounts receivable, inventory and cash in the United States, Canada and the United Kingdom. Based on preliminary negotiations with potential replacement lenders, recent operating results and the amount of collateral available to secure a replacement loan facility, we believe that we will be able to obtain a replacement facility. However, we have no assurance that such financing will be available, or that the terms of available replacement financing facilities will be acceptable to us. Because we do not expect to have replacement financing in place by October 18, 2002, we cannot be sure that our banks will allow us to operate our business normally until we are able to complete replacement financing.

If We Do Not Pay Overdue Interest on Our Senior Notes or Reach an Agreement with the Holders of Our Senior Notes, Our Senior Note Holders Could Require Us to Pay $100 Million Immediately On or After October 16, 2002

We did not make the September 16, 2002 interest payment due on our Senior Notes and will not make the interest payment within the 30-day grace period. The trustee for the Senior Notes may demand immediate payment of the $100 million principal amount of the Notes. Holders of $25 million in principal amount of Senior Notes can require the trustee to demand immediate payment on all of the Senior Notes. We are having discussions with certain holders of the Senior Notes, to prevent acceleration of the Senior Notes while we are seeking replacement credit facility financing. We can’t be sure that we can get an agreement to prevent acceleration of the Senior Notes. We do not have the cash resources to pay the Senior Notes if the trustee requires immediate payment. If we are unable to pay the interest or reach an accommodation with the trustee and the holders of our Senior Notes, we may be forced to seek relief from the effects of the trustee’s actions, which may include seeking protection under bankruptcy laws. In addition, the trustee could enforce the rights of the Senior Note holders, including the right to start involuntary bankruptcy proceedings against us.

If Metal Halide Lighting Does Not Gain Wider Market Acceptance, Our Business and Financial Performance May Suffer

We derive a substantial portion of our net sales and income from selling metal halide materials, systems and components, and production equipment. Revenues from metal halide products represented approximately 76% of net sales in fiscal 2002 and 75% of net sales in fiscal 2001. Our current operations and growth strategy are focused on metal halide lighting and optical coating technologies. Metal halide is the newest of all commercial lighting technologies. Metal halide lamp sales represented approximately 9.4% of domestic lamp sales in calendar year 2001 compared to 9.7% in calendar 2002 and compared to fluorescent and incandescent lamps which represented approximately 85.9% of the same market in 2001 and 85.4% in 2000. The metal halide market has been the fastest growing segment of the domestic lighting market over the past decade. We attribute this to the increased acceptance of metal halide lighting in commercial and industrial uses. Our future results are dependent upon continued growth of metal halide lighting for these and other uses. However, metal halide lamps are not compatible with the substantial installed base of incandescent and fluorescent lighting fixtures, and the installation of a metal halide lighting system typically involves higher initial costs than incandescent and fluorescent lighting systems. Metal halide products may not continue to gain market share within the overall lighting market or competitors may introduce better lighting technologies, displacing metal halide lighting in the market. Either of these occurrences could have a material adverse effect on our business and our results of operations and the value of our securities.

General Electric Company’s Relationship with Us Could Limit Our Ability to Grow

On October 6, 1999, GE made an investment of $20.6 million for 761,250 shares of our convertible preferred stock and a warrant, which GE has exercised to acquire 998,703 shares of our common stock. Pursuant to the terms of the GE investment agreement, GE has the right, by converting its preferred shares, to acquire approximately 3,000,000 of our common shares. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock represent approximately 17% of the voting power and equity ownership of the Company at August 31, 2002. GE may get additional rights in the future if we are unable to maintain a 2 to 1 ratio of earnings before interest, taxes, depreciation and amortization to net interest expense for a six-month measurement period. Measurement periods are the six months ending on the last day of each fiscal quarter until September 30, 2010. We did not maintain this ratio for the six months ended December 31, 1999, September 30, 2000, June 30, 2001, September 30, 2001, December 31, 2001, March 31, 2002 or June 30, 2002, and we do not expect to maintain the ratio for the six months ended September 30, 2002, but we did for the six-month periods ended March 31, 2001, December 31, 2000, June 30, 2000, and March 31, 2000. Due to amendments to our agreements with GE, GE waived its rights to obtain shares as a result of our failure to maintain these ratios in the past. GE recently agreed to such a waiver regarding our failure to maintain the ratio for the six months ended June 30, 2002. If we fail to maintain the ratio in future measurement periods and we do not maintain the ratio in the three calendar quarters immediately prior to the failure, GE would obtain the right to purchase and vote additional shares of our stock and acquire voting control of our company.

On the first future failure, if it happens, GE would obtain rights to purchase and/or vote a number of shares determined by a formula at the time of the failure. The number of shares owned or available to GE at that time would be greater than 35% but less than a majority of our stock. At the time of a second future failure, if it happens, GE would own or have the right to purchase and/or vote the number of shares, which would be a majority of our stock. The existence of a large block of shares which could effectively control our shareholder votes, or which could be sold in public or private sales, may limit our ability to obtain financing in the future from other sources, including public offerings or private sale of our common stock.

If GE or Another Investor Can Vote More Than 35% of Our Stock, We May Have to Repay Loans

If GE, or any investor or group of investors, other than Mr. Hellman or his family, own or get the right to vote and/or acquire, a total of more than 35% of our stock, our credit facility banks will have the right to demand payment of the revolving and term loans pursuant to our bank credit facility, and our Senior Note indenture requires us to offer to repurchase our 8% Notes at a purchase price of 101% of the face amount, together with unpaid interest. These provisions may make it more difficult for someone to take us over. We can’t be sure that we will have adequate resources to meet our obligations relating to these loans and our 8% Notes if an investor gains a 35% voting interest. Even if we can meet these obligations, if we have to repay the credit facility banks and repurchase our 8% Notes, it could hurt our ability to finance operations and future growth.

General Electric Company’s Rights Could Strain Our Financial Resources

In October 2004, GE has a one-time right to make us redeem their preferred stock, although we have up to one year to arrange financing. GE also has the right to make us redeem their preferred stock if GE does not get the necessary governmental approvals of their rights to acquire more of our shares in the future, if we issue additional common shares, if any of our subsidiaries issue additional common shares or if we borrow more than a total of $210 million. The existence of these limits may reduce our ability to obtain financing in the future. If we have to redeem the preferred stock, our financial resources will be reduced, and could cause us to default under the indenture governing our 8% Notes. We are required to redeem shares of this preferred stock, which have not been converted to common stock by October 2010. Although GE cannot make us redeem their preferred stock if a default results, the failure to redeem GE’s preferred stock after GE makes a request for redemption could adversely affect our relationship with GE.

If the Bid Price of Our Common Shares on the Nasdaq National Market Does Not Recover, Our Common Shares Could Be Transferred to the Nasdaq SmallCap Market or Delisted

Our common shares currently trade on the Nasdaq National Market. On July 26, 2002, Nasdaq notified us that unless the bid price of the common shares regains compliance prior to October 22, 2002 with the $1.00 per share minimum bid price requirement, Nasdaq will notify us that our common shares will be delisted from trading on the Nasdaq National Market. Our common shares have not regained compliance as of the date of filing of this report. We cannot guarantee that our common shares will remain eligible for trading on the Nasdaq National Market. We are exploring alternatives, including presenting a reverse split of our common shares for approval by our shareholders and applying to transfer our securities to the Nasdaq SmallCap Market. No assurances can be given that we can comply with the minimum bid price requirement even if the reverse split is approved by shareholders and put into effect or that we will be permitted to transfer to the Nasdaq SmallCap Market. If our shares are transferred to the Nasdaq SmallCap Market, or are quoted on Nasdaq’s OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc., our common share price, as well as the liquidity of our common shares, may be adversely impacted.

General Electric Company’s Relationship with Us Could Harm Our Relationship with Other Lighting Companies

Some of our significant suppliers and customers are also lighting companies. We have not experienced any adverse impact from these other companies since the March 1999 public announcement of the agreement in principle regarding GE’s investment. However, we do not yet know if this continuing investment will have an adverse affect on our relationship with other major companies in the lighting business.

We Will Require Substantial Expenditures to Exploit Our Technology for Optical Coating Products

DSI has technology that can be used in optical coating applications including telecommunications. However, the effort to exploit this technology for production of additional optical coating products and the completion of production capabilities for current and future products, could require us to make substantial expenditures for equipment and research and development. We have recently expended substantial resources for new facilities and equipment geared to the production of thin film coatings, assemblies and components used in telecommunications. We may be required to seek additional equity or debt financing to compete effectively in these markets. We cannot precisely determine the timing and amount of funding requirements and each will depend on several factors, including the demand for our products and products under development. Such additional financing may not be available when needed, or, if available, may not be on terms satisfactory to us.

Our Degree of Indebtedness Could Limit Our Ability to Grow and React to Changes in Market Conditions

At June 30, 2002, we had approximately $139.7 million of total indebtedness outstanding and $25.6 million of redeemable preferred stock and common shareholders’ equity. At June 30, 2002, we also had $4.7 million available (subject to borrowing base compliance and other limitations) to be drawn under our bank credit facility.

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

Operating Without Additional Cash Resources Could Limit Our Operations and Growth

Subsequent to our year ended June 30, 2001, we instituted cost reduction measures intended to allow our operations to produce more cash revenues than we spend on operations. We have spent more money on our operations than the revenues our operations have generated in four of our last five fiscal years, and have spent more money on operations and investing in our business than our operations have generated in each of our last six fiscal years. While we believe we will generate more cash in our operations than we are spending on operations, we can’t assure investors that the cost-saving measures implemented will generate positive cash flow from our operations in the future. In addition, we are not currently generating sufficient cash in our business to make the investments in our future growth that we would like. Our ability to borrow additional money under our $38 million bank credit facility is limited. In order to have enough cash for future operations and growth, we must generate greater net cash flow and/or demonstrate our ability to achieve acceptable financial results in order to increase our access to additional cash resources from lenders and investors.

Allocation of ADLT Resources to DSI May Not be in the Best Interest of ADLT Shareholders

The success of DSI’s business may depend not only on access to external sources of capital and the expansion of the telecommunications infrastructure but also the internal resources of ADLT’s consolidated business. Although we are allocating financial and human resources to DSI because we believe the investment will ultimately return enhanced value to ADLT and our shareholders, there can be no assurance of such success. Failure to achieve success from our investments in DSI may have a material adverse effect on our business, financial condition and operating results. In addition, the allocation of resources to DSI may result in us allocating fewer resources to our core lighting business. As a result, until such time, if any, that we achieve a positive return on our investment in DSI’s business, our future liquidity may be adversely affected and our operating results will be adversely affected.

Our Loan to Mr. Hellman May Impair Our Capital Resources

On October 8, 1998, we made a $9 million loan to Wayne R. Hellman, our Chairman and CEO. The loan was originally due on October 6, 1999. Mr. Hellman has paid interest accrued on the loan through October 6, 1999. We made additional advances to Mr. Hellman of $3.789 million in fiscal 2001 and 2002. The term of the loan has been extended to July 31, 2007. If Mr. Hellman doesn’t repay the loan in accordance with the revised terms, it could materially and adversely affect our ability to obtain money from lenders and investors. If we take action to make Mr. Hellman pay the loan, it may hurt Mr. Hellman’s performance, which could hurt our operations.

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

Our Business Success Has Been Based on New Products, and If We Do Not Introduce New Products, Our Business May Suffer

We attribute our historical success, in large part, to the introduction of new products in each of our product lines to meet the requirements of our customers. Our future success will depend upon our continued ability to develop and introduce innovative metal halide lighting and optical coating products. Even though we spent significant amounts on research and development in fiscal 2002 and in prior years, we may not be able to develop or introduce innovative products in the future. Even if a new product is developed for a particular use, the product may not be commercially successful. In addition, competitors occasionally have followed our introduction of successful metal halide lighting products with similar product offerings. As a result of these and other factors, we may not continue to be successful in introducing new products. If we are unable to successfully introduce new products, this inability could adversely affect our financial results and the value of our securities.

Our Significant Past Growth and Future Growth Objectives Strain Our Resources

We have experienced significant growth in our core business over the past decade while also divesting interests in other areas. More recently, growth in our core business has slowed, which we attribute to weakness in the U.S. and world economies. Our growth over time has placed a strain on our management, employees, finances and operations. In light of current economic conditions, we have taken actions to reduce costs and our workforce. Nevertheless, we have set growth objectives for net sales and net income in our remaining businesses, which may continue to strain our resources. These objectives may be increasingly difficult to achieve. To achieve these objectives, we will seek to develop new products and new uses for our products and seek to expand our distribution capabilities. We may also seek to acquire and/or invest in related businesses inside and outside of the United States. Any of our efforts in pursuit of these objectives may expose us to risks that could adversely affect our results of operations and financial condition. To manage growth effectively, we must continue to implement changes in many aspects of our business; expand our information systems; increase the capacity and productivity of our materials, components, systems and production equipment operations; develop our metal halide systems capability; and hire, develop, train and manage an increasing number of managerial, production and other employees. Also, we have made and may continue to extend our product lines through acquisitions. The success of these acquisitions will depend on the integration of the acquired operations with our existing operations. If we are unable to anticipate or manage growth effectively, our operating results could be adversely affected. Likewise, if we are unable to successfully integrate acquired operations and manage expenses and risks associated with integrating the administration and information systems of acquired companies, our operating results could be adversely affected.

We May Be Unable to Realize Benefits from Acquisitions and Investments

In order to implement our business strategy, we may from time-to-time consider expansion of our products and services through joint ventures, strategic partnerships and acquisitions of, and/or investments in, other business entities. We have no agreement or understanding with any significant prospective acquisition or investment candidate in respect of a specific transaction. We cannot be certain as to the timing or amount of any return or anticipated benefits that we might realize on any acquisition or investment. In addition, the indenture governing our 8% Notes currently limits the amount available for investments (but not acquisitions) to a total available amount of approximately $1 million.

Acquisitions or investments could require us to commit funds, which could reduce our future liquidity. Our possible future acquisitions or investments could result in additional debt, contingent liabilities and amortization expenses related to certain intangible assets, as well as write-offs of unsuccessful acquisitions, any or all of which could materially adversely affect our performance, and, therefore, holders of our securities. We have made several acquisitions since 1997 and we have subsequently sold some of the acquired businesses. There can be no assurance that we will be able to integrate future acquisitions or to manage any expanded operations effectively. In addition, since 1997 we have made substantial investments in entities that we do not and will not be able to control. We may find it difficult or impossible to realize cash flows from these investments, or to liquidate these investments, which could adversely affect the holders of our securities.

The Extent of Our International Business Operations Could Hurt Our Performance

We have derived, and expect to derive in the future, a substantial portion of our net sales from our international business. Revenues from customers outside of the United States represented approximately 37% of our net sales for fiscal 2002 (46% excluding the fixture subsidiaries sold in fiscal 2002 by the Company). Our international joint ventures and operations and our export sales are subject to the risks inherent in doing business abroad, including delays in shipments, adverse fluctuations in currency exchange rates, increases in import duties and tariffs, and changes in foreign regulations and political climate. We have granted and will grant our joint ventures and operations in foreign countries rights to use our technology. While we will attempt to protect our intellectual property rights in these foreign joint ventures and operations, the laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

Approximately 29% of our net sales in fiscal 2002 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars and Canadian dollars (36% excluding the fixture subsidiaries sold in fiscal 2002). A weakening of these currencies versus the U.S. dollar could have a material adverse effect on our business and results of operations and, therefore, holders of our securities. We started a program in fiscal 2002 to hedge some foreign currency balance sheet exposures which is intended to reduce any significant impact on earnings or cash flows.

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

If We Lose Our Key Personnel, It Could Adversely Affect Our Business

We are highly dependent on the continued services of Wayne R. Hellman, our founder, Chairman, Chief Executive Officer, and a principal shareholder. We and Mr. Hellman have entered into an employment agreement providing for a term ending December 31, 2003. The loss of the services of Mr. Hellman for any reason could have a material adverse effect on our business and, in turn, to investors in our securities. We are the beneficiary of life insurance that we maintain with respect to Mr. Hellman, in the amount of $8 million.

Control of Our Stock by Principal Shareholders May Allow Them to Significantly Influence Shareholder Decisions, Which Could Adversely Affect Interests of Other Holders of Our Securities

Mr. Hellman individually owns approximately 2.6% of the outstanding shares of our common stock and, individually and in other capacities, has the power to vote a total of 8.3% of the outstanding shares of common stock (or approximately 7.3% of the shareholder voting power). Mr. Alan J. Ruud individually owns approximately 9.1% of the outstanding shares of common stock and, individually and as a voting trustee, has the power to vote a total of approximately 15.5% of the outstanding shares of common stock (or approximately 13.7% of the shareholder voting power). GE owns shares of our preferred stock with voting power equivalent to approximately 11.4% of our common stock and GE owns approximately 6.1% of our common stock. This gives GE approximately 16.8% of total shareholder voting power. In addition to GE’s ownership, in the future, GE may gain the right to vote shares owned or voted by Mr. Hellman and Mr. Ruud. As a result, although GE, Mr. Hellman, and Mr. Ruud have no arrangement or understanding of any kind with each other as to the current voting of their shares, either GE, Mr. Hellman, or Mr. Ruud, or any combination of them, may be able to significantly influence, and may be able effectively to control, all matters requiring shareholder approval, including the election of directors (which could control our affairs and our management), amendments to our articles of incorporation, mergers, share exchanges, the sale of all or substantially all of our assets, going-private transactions and other fundamental transactions. Accordingly, the decisions of our principal shareholders could have a material adverse effect on the market price of our common stock or the value of our other securities.

Our Stock Price Has Varied Widely and May Vary Widely in the Future. Wide Variation May Make it Difficult for Us to Sell Our Stock and Strain Our Financial Resources

Our common stock first became publicly traded in December 1995. After the initial public offering, the stock price rose substantially from the initial public offering price of $10 per share. The price of our common stock has varied widely. During fiscal 2002, the price for our common stock ranged from $.56 to $5.86 per share. Since the end of fiscal 2002, our stock price has been as low as $.28 per share. This wide variation and the possibility of wide variation in the future may make it difficult for us to sell shares of our common stock at prices which we believe reflect the value of our stock or make it difficult to sell our common stock at all. If we can’t sell our common stock to obtain the money we need, it may be difficult to operate and grow.

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

Because Our Primary Competitors Are More Established and Have More Resources Than We Do, We May Lack the Resources to Capture Increased Market Share

We compete with respect to our major lighting products with numerous well-established producers of materials, components, and systems and equipment, many of which possess greater financial, manufacturing, marketing and distribution resources than we do. In addition, many of these competitors’ products utilize technology that has been broadly accepted in the marketplace (i.e., incandescent and fluorescent lighting) and is better known to consumers than is our metal halide technology. We compete with GE, Philips Electronics N.V. and Siemens A.G.’s OSRAM/Sylvania, Inc. subsidiary in the sale of metal halide lamps. We estimate, based on published industry data, that these three companies had a combined domestic market share of approximately 85% for metal halide lamps based on units sold and approximately 95% of the total domestic lamp market. Accordingly, these companies dominate the lamp industry and exert significant influence over the channels through which all lamp products, including ours, are distributed and sold. Our component products and systems also face strong competition, particularly in the power supply market, in which our two largest competitors, Advance Transformer Co. (a division of Philips) and Magnetek, Inc., each have a larger market share than we do. Our competitors may increase their focus on metal halide materials, systems and components, and expand their product lines to compete with our products. This type of increase or expansion could make it more difficult for us to maintain sales or grow.

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

Although we compete with GE, Philips and Sylvania in the sale of our lighting products, we also purchase a significant quantity of raw materials and private label lamps from these three companies (aggregating $6.1 million in fiscal 2002, of which $3.4 million was from GE) and derive significant revenue from sales of our materials, components, and systems to each of these three companies

(aggregating $21.6 million in fiscal 2002, of which $5.9 million was to GE). Any significant change in our relationships with these companies, or in the manner in which these companies participate in the manufacturing, distribution, and sale of metal halide lighting products, could have a material adverse effect on our business and, in turn, holders of our securities.

If the Telecommunications Business Does Not Achieve Acceptable Manufacturing Volumes, Yields or Sufficient Product Reliability, Our Operating Results Could Suffer

The manufacture of DSI’s products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in DSI’s manufacturing processes, or those of its suppliers, or inadvertent use of defective or contaminated materials, could significantly reduce DSI’s manufacturing yields and product reliability. To the extent that the telecommunications business does not achieve acceptable manufacturing yields or experiences product shipment delays, our business, operating results and financial condition could be materially and adversely affected.

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

PART I

Item 1. Business

Background

The Company was formed on May 19, 1995 and acquired ownership, primarily by merger of affiliated companies that were previously under common ownership and management (the “Predecessors”). Unless the context otherwise requires, the “Company” refers to Advanced Lighting Technologies, Inc., its subsidiaries and the Predecessors. Industry data in this Report with respect to the lighting industry is reported on a calendar year basis and includes the industrial, commercial and residential sectors but not the automotive sector. Unless otherwise stated herein, such industry data is derived from selected reports published by the National Electrical Manufacturers Association (“NEMA”).

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

The metal halide market is the fastest growing segment of the domestic lighting market, demonstrated by metal halide lamp sales having grown at a compound annual rate of approximately 12% since 1993, although growth has varied substantially from year to year. However, over the past several years, sales of metal halide products have declined, primarily due to the weakness of the U.S. economy. In calendar year 2000, NEMA data indicated the first year over year decline in metal halide dollar sales since 1991, and calendar year 2001 declined further still from the prior year. Based on recent increases in the Company’s metal halide material sales (which have historically been a leading indicator regarding the metal halide market), the Company believes the U.S. metal halide industry is beginning to recover and that sales of metal halide lighting will begin to grow again. The Company’s strong market position, new product development capabilities, strategic acquisitions and participation in international markets have enabled the Company to increase its revenues in its core metal halide operations at rates in excess of the growth of the domestic metal halide market.

The Company has integrated vertically to design, manufacture and market a broad range of metal halide products, including materials used in the production of lamps, and lamps and other components for lighting systems as well as metal halide lighting systems. The Company’s materials and components are used in the manufacture of its own lighting systems for sale to end-users and are sold to third-party manufacturers for use in the production of their metal halide products. The vertical integration of the Company’s approach to its products is illustrated below:

Metal Halide

Invented approximately 40 years ago, metal halide is the newest of all major lighting technologies and can produce the closest simulation to sunlight of any available lighting technology. Metal halide lighting is currently used primarily in commercial and industrial applications such as factories and warehouses, outdoor site and landscape lighting, sports facilities and large retail spaces such as superstores. In addition, due to metal halide’s superior lighting characteristics, the Company believes many opportunities exist to “metal halidize” applications currently dominated by older incandescent and fluorescent lighting technologies. For example, a 100-watt metal halide lamp, which is approximately the same size as a household incandescent lamp, produces as much light as five 100-watt incandescent lamps and as much as three 34-watt, four-foot long fluorescent lamps. However, metal halide lamps are not compatible with the substantial installed base of incandescent and fluorescent lighting fixtures. While metal halide systems generally offer lower costs over the life of a system, the installation of a metal halide lighting system typically involves higher initial costs than incandescent and fluorescent lighting systems.

While domestic sales of incandescent and fluorescent lamps have grown at a compound annual rate of approximately 2% since 1993, domestic metal halide lamp sales have grown at a compound annual rate of approximately 12% over the same period, making metal halide the fastest growing segment of the approximately $2.6 billion domestic lamp market. In 2001, metal halide accounted for approximately 9.4% of domestic lamp sales by dollar volume.

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

Recent Developments

Impact of Credit Facility Default

In fiscal 2002, the Company incurred a loss from operations of $(15.5) million and, at June 30, 2002, was in default on its fourth quarter fixed charge coverage ratio under its $38 million Bank Credit Facility. On September 16, 2002, the Company and its bank group entered into a Forbearance Agreement, which was subsequently extended, allowing the Company access to its existing revolving credit facility and precluding the acceleration of the Bank Credit Facility maturity until at least October 18, 2002. The Forbearance Agreement contains various requirements that must be met by the Company, including the non-payment of its semi-annual interest payment on its $100 million 8% Senior Notes due on September 16, 2002 and increasing the interest rate to 2% over the bank’s prime rate. Further, the bank group is permitted to terminate the Forbearance Agreement if holders of the Company’s 8% Senior Notes take certain actions adverse to the Company. The other requirements of the Forbearance Agreement include providing the bank group with increased financial information, and covenants regarding its operations during the forbearance period. Management believes that it will be able to meet these requirements during this forbearance period. However, unless a subsequent agreement is reached with the bank group on or before October 18, 2002, which the Company expects will require engaging an investment banker for advice on its restructuring efforts, the bank group will be entitled to take legal and other action against the Company, including acceleration of the loans outstanding under the Bank Credit Facility, cessation of future loans under the Bank Credit Facility and/or action to foreclose on the collateral securing those loans. The estimated collateral value for these loans at June 30, 2002 approximated $69 million and included the accounts receivable, inventory, and machinery and equipment of the Company in the United States, Canada and the United Kingdom.

The Company is negotiating with the bank group to extend the Forbearance Agreement. Under the Senior Note Indenture, if the Company fails to make its September 16, 2002 interest payment within a 30-day grace period, an Event of Default will exist. An Event of Default would also exist under the Indenture if the bank group accelerates the maturity of the loans and if the loans are not repaid or the acceleration is not reversed within a 30-day grace period. If an Event of Default exists under the Indenture, the Trustee may, and upon the instruction of the holders of 25% of the Senior Notes must, declare the entire principal amount of the Senior Notes to be immediately due and payable, and may take any actions to enforce the terms of the Senior Notes. Due to the uncertainty surrounding the acceleration of payment related to the Bank Credit Facility and Senior Notes, the Company has classified both debt issues to current liabilities in the June 30, 2002 balance sheet.

The Company will not make the Senior Note interest payment within the grace period. Management is working with its banks, investment bankers and other stakeholders on various alternatives available to the Company. In addition, the Company is in discussions with several lenders to refinance its current Bank Credit Facility with a replacement credit facility or other facilities, to more effectively utilize its global assets and allow the Company to make its semi-annual interest payment on its Senior Notes. Management believes that a new credit facility can be obtained within 120 days. As a result, the Company is in discussions with its Senior Note holders to provide the Company with additional time to obtain new financing even though it is unable to pay the September 16, 2002 interest payment within the normal 30-day grace period.

The Company has hired consultants to assist in completing a replacement credit facility, restructuring its operations and improving its financial results. The Company has developed a detailed plan to address its future cash requirements, including cost reductions and, if necessary, the sale of non-core assets. The Company’s ability to extend the Forbearance Agreement, obtain a new lending arrangement or make the Senior Notes interest payment is uncertain and raises substantial doubt about the Company’s ability to continue as a going concern and may result in the Senior Notes holders forcing the Company to seek alternative solutions. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company does not know whether it will be successful in obtaining a replacement credit facility, or what the terms of a replacement credit facility will be. Descriptions of terms of the current Bank Credit Facility contained in this annual report may or may not reflect the final terms of a replacement credit facility when and if a replacement credit facility is completed by the Company.

Sale of Fixture Subsidiaries

On December 12, 2001, the Company completed the sale of a significant portion of its lamp fixture business (its Ruud Lighting, Inc., Kramer Lighting, Inc. and Ruud Lighting Europe Ltd. subsidiaries) to an investor group led by Alan J. Ruud. From January 1998 until the time of the transaction, Mr. Ruud was a director of the Company and served as Vice Chairman and Chief Operating Officer of the Company and holds in excess of 5% of the Company’s outstanding common stock. The fixture subsidiaries’ assets consisted primarily of manufacturing equipment, inventory and accounts receivable and the Ruud Lighting manufacturing facility located in Racine, Wisconsin.

The consideration received by the Company consisted of a cash payment of $28 million (adjusted dollar for dollar to reflect the amount of any changes in working capital and funded indebtedness between September 2, 2001 and December 3, 2001) and promissory notes totaling $6 million. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of approximately $2.5 million in the cash received at closing. The preliminary estimates are subject to a review process under the agreement. The notes will be payable December 1, 2006, although, upon receipt of consent from the holders of its 8% Senior Notes, the Company may require payment of $3 million in principal amount by surrender of 1,500,000 shares of Company common stock at any time prior to December 1, 2002. As part of this transaction, funded indebtedness of $9 million continued to be the obligation of Ruud Lighting and the Company retained title to the Rhode Island manufacturing facility of Kramer Lighting. Upon sale of the facility, the Company is obligated to pay Ruud Lighting the lesser of $500,000 or one-third of the net proceeds of the sale.

The sale of the subsidiaries resulted in a gain of $227,000 in the quarter ended December 31, 2001. The final amount of proceeds to be received and gain or loss realized will be based upon a review process under the purchase agreement.

Consolidation of Power Supply Operations and Restructuring of Worldwide Operations

In the first quarter of fiscal 2002 the Company relocated and consolidated its power supply operations from Draycott, England into its existing high efficiency lamp factory in Chennai (Madras), India. The consolidation has resulted in lower manufacturing costs and has provided a central manufacturing location to serve the Company’s international operations. The Company also reduced its workforce by an additional 90 employees relating to a restructuring of its worldwide operations. Also, as a result of a decline in business conditions, certain long-lived assets and product lines were evaluated for impairment in light of future growth areas of the business and a focus on profit margins and core opportunities. The Company recorded special charges and asset impairment of $11.2 million in the fiscal 2002 related to these actions.

In the first quarter of fiscal 2003 the Company announced that it would relocate some of its power supply production from Nova Scotia, Canada into the Chennai (Madras), India production facility in order to further reduce its costs. The relocation should result in the elimination of approximately 125 positions at the Canadian facility during the second and third quarter of fiscal 2003. Severance and other costs related to this relocation are expected to be minimal.

Executive Offices

The Company’s principal executive offices are located at 32000 Aurora Road, Solon, Ohio 44139 and its telephone number is 440/519-0500.

Lighting Industry and Opportunities in Metal Halide Lighting

The Company currently produces metal halide lighting products primarily for commercial and industrial applications. Until recently, metal halide technology served primarily the industrial and outdoor sectors, which the Company estimates, represents approximately 32% of U.S. lighting fixture sales. However, with the miniaturization of metal halide lamps and fixtures and the recognition of the benefits of metal halide technology, including improved light color, energy efficiency, lower operating temperature and safety of metal halide products relative to other technologies, significant opportunities for growth exist. Key factors driving growth in the metal halide industry include:

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

Development of New and Advanced Metal Halide Power Supplies. Historically, the introduction of new metal halide lamps and systems has been constrained by the lack of complementary metal halide power supplies. Significant engineering expertise is required to adapt existing power supplies for new metal halide products. The Company believes that while domestic sales of metal halide power supplies approximated $200 million in 2001, power supply manufacturers, like lamp manufacturers, have focused on the larger fluorescent power supply market and, to a lesser extent, on the standard-type metal halide lamp market rather than development of new power supply products for specialized metal halide products and applications. Since the Company acquired its power supply manufacturing operations in 1997, the development of appropriate power supply sources focused on metal halide has enhanced the expansion of metal halide applications, reduced the development time required to introduce new metal halide products and improved the reliability and durability of existing metal halide products.

Opportunity for Integrated Metal Halide Systems. Metal halide systems for commercial and industrial applications are assembled primarily by fixture manufacturers, lighting agents, and intermediaries who are limited in their ability to integrate different components that comprise a metal halide system. The Company believes that significant growth opportunities exist through the packaging of compatible, reliable system components for OEM customers from a single supplier. In addition, the Company believes that metal halide systems have significant potential to displace older lighting technologies in traditional applications. Other more recent applications for metal halide systems include fiber optic systems and automotive headlamps.

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

Strategy — Lighting

The Company believes that metal halide technology represents the best lighting technology for a wide variety of applications, many of which are not yet served by an appropriate metal halide product. As the principal supplier of metal halide materials to the metal halide lamp industry, the Company expects to benefit from continued growth in metal halide markets. The Company also expects to lead metal halide’s continued market expansion, by providing innovative metal halide system components and systems through the operating and growth strategies highlighted below.

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

The Company has sought to achieve its strategic objective through internal growth, acquisitions and strategic investments, and focus on cost and quality. The Company’s acquisitions and investments have been made in businesses that, when combined with the Company’s existing capabilities and metal halide focus, are intended to provide technological, product or distribution synergies and offer the potential to enhance the Company’s competitive position or accelerate development of additional metal halide market opportunities. In the future, the Company expects to achieve its strategic objectives primarily through internal growth and focus on cost and quality. However, to the extent its capital resources allow, the Company may consider other possible acquisition and strategic investment opportunities.

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

Improve Operating Cash Flow

The Company has historically depended on outside capital sources to fund growth. In order to reduce this dependence and to improve its operating results, the Company continues to focus primarily on its metal halide products and to use its experience in the design and manufacture of metal halide materials, components and systems and focused metal halide technology to reduce operating costs by improving production processes and product quality without substantial capital investment. The Company has also transferred a significant portion of its component manufacturing to India resulting in further significant reductions in its production cost. Management believes that achieving cost and quality goals will enhance operating cash flow to allow for profitable growth in a tight capital environment. The anticipated improvements should also improve overall financial performance, which will improve the Company’s access to capital for future investments in its business.

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

Seek to Demonstrate Superiority of Metal Halide Lighting Solutions

The Company seeks to demonstrate the superiority of metal halide lighting solutions to its customer base, including OEMs, lighting agents and contractors, thereby stimulating domestic and international demand for the Company’s products. The Company believes that metal halide lighting systems have significant potential to displace older lighting technologies in traditional applications, as well as more recent applications such as fiber optic systems and automotive headlamps.

Long-Term Growth Strategy — Lighting

The Company is continuing to introduce more products for new applications and to expand the distribution channels for its products. The key elements of the Company’s long-term growth strategy include:

Introduce New Products and Systems

The Company believes it has introduced a majority of the new lamps in the domestic, metal halide lamp industry since 1985. As applications become increasingly complex, the advantage of simultaneous design of components as an integrated system is becoming more significant. The Company now manufactures and markets complementary component packages for OEMs. The Company intends to develop, manufacture and market additional types of high performance and technologically advanced metal halide materials, components and systems. Capitalizing on its expanding production and design capability and unique metal halide focus, the Company expects to work with others in the further development of additional specialty systems, such as fiber optic lighting systems.

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

Participate in International Markets

The Company intends to capitalize on opportunities in international markets in three ways. First, the Company directly exports its products to countries that do not impose restrictive tariffs, local content laws and other trade barriers. The primary countries and regions in which the Company directly markets products are the United Kingdom, Western Europe, Australia, Canada and Japan. Since July 1995, the Company has strengthened its distribution capabilities by acquiring or investing in its distributors in these countries. Second, the Company has pursued and may pursue strategic acquisitions and has built or may build manufacturing facilities in international markets. Third, in countries that impose trade restrictions, the Company has sold production equipment or has entered into joint ventures with local lamp manufacturers. Purchasers of production equipment have become customers for the Company’s metal halide salts and other materials. The Company has existing joint ventures in China and Korea.

Products

The Company designs, manufactures and sells metal halide materials, components and systems, which are used in a wide variety of applications and locations including:

- floodlighting	- sports arena lighting	- general lighting
- architectural area lighting	- commercial downlighting	- industrial highbays
- general industrial lighting	- airport and railway station lighting	- tunnel lighting
- billboard and sign lighting	- gas station canopy lighting	- indirect indoor sports and office lighting
- site lighting	- interior downlighting	- parking garage lighting
- soffit lighting	- decorative lighting	- security lighting
- hazardous location lighting	- retail store downlighting	- landscape lighting
- accent lighting	and track lighting

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

Through DSI, the Company also now produces optical thin film coatings, including coatings for lighting applications with particular emphasis on coatings on lamp burners, as well as antireflection coatings, and coatings for telecommunications products, multilayer magnetic films and emissivity modification films for classified government applications, and infrared multilayer optical films on flexible polymeric substrates. Through a reactive sputtering process, these coatings are chemically bonded to a product surface. When used in lighting applications, these coatings can significantly improve the optical performance of the light source, protect the system and its components from harmful ultra-violet and infrared radiation, and increase the energy efficiency of the entire system. See also “Telecommunication Applications of Company Technology.”

Components and Systems

The Company’s component products include specialty and standard lamps, magnetic and electronic power supplies, system controls and fiber optic components. Specialty lamps are lamps designed and manufactured for particular OEM applications. Standard lamps are high-volume lamps, which the Company primarily manufactures at its lamp manufacturing facility in India or sources from other lamp manufacturers. Power supplies are devices that regulate power and are necessary for operation of HID and fluorescent lamps. System controls are electrical components included in fixtures and systems.

The Company believes it differentiates itself from other metal halide lamp manufacturers by offering a wider variety of lamps, many of which have been customized to offer a specific solution to a lighting problem. Since 1985, the Company believes that it has introduced a majority of the new lamps in the domestic, metal halide lamp industry. Currently, the Company offers 89 specialty, 262 “second-generation” Uni-Form® pulse start and 88 standard-type lamps in 20 different watt variations ranging from 50 watts to 2,000 watts for over 30 different applications. In certain instances, the Company produces these products for its competitors on a private label basis in order to capture sales through competitors’ distribution channels. The Company also sells standard-type lamps, which it manufactures at its factory in India or sources from other manufacturers.

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

Venture Lighting Power Systems, North America (formerly Ballastronix), the Company’s Canadian subsidiary and Venture Power Systems India Limited, the Company’s Indian subsidiary, manufacture magnetic power supplies for HID lighting systems, currently offering over 450 power supply products. The Company also sells electronic power supplies and controls for metal halide lighting systems.

A metal halide lighting system consists of at least a lamp and power supply, but may include a fixture, electronic controls, optical systems, housing, support systems or any other necessary components assembled into a product for an end user. The Company believes it will be able to combine its metal halide expertise and manufacturing capabilities to assist and encourage its customers to design, develop, produce and market metal halide systems for innovative applications.

The Company also believes that it has a significant opportunity to work with others on the application of metal halide technology to fiber optic lighting systems. Because of metal halide lighting’s ability to produce varied lighting effects, it is particularly well suited to be adapted as the light source for fiber optic lighting systems. Fiber optic lighting systems are currently used in accent applications, such as swimming pool lighting or as replacement lighting for neon lighting. In applications such as these, it is important that electricity and heat be located separately from the desired point of light emission.

Production Equipment

In fiscal 1999, due to economic conditions in general, especially outside the United States, and as a result of the Company’s cash preservation strategy, the Company’s equipment manufacturing operation in Bellevue, Ohio was closed. Machinery, equipment and research and development facilities necessary to allow the Company to continue manufacturing and support of lamp production equipment, at reduced levels, was moved to the Company’s Solon, Ohio facility. The Company temporarily ceased the manufacture and sale of turnkey lamp production manufacturing groups in fiscal 1999. The Company has resumed its production equipment business in a limited manner and is currently manufacturing two equipment groups for unrelated entities in China.

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

Through DSI, a leader in the development of sophisticated thin film deposition equipment and thin film products, the Company also has the capability to manufacture and market turnkey deposition equipment to produce thin film coatings for a variety of applications. These systems employ sputtering technology to place optically precise thin coatings on lighting components and other materials. When DSI sells a system to a customer, DSI will either operate the system for the customer at DSI’s facility or transfer the system to the customer’s facility. See also “Telecommunication Applications of Company Technology.”

International Sales

International sales aggregated $62.2 million (37% of net sales) for fiscal 2002, $72.1 million (33% of net sales) for fiscal 2001, and $79.1 million (35% of net sales) for fiscal 2000. The sale of the Company’s fixture subsidiaries has increased the percentage of Company net sales represented by international sales. For information regarding the Company’s international operations, see Note P to “Notes to Consolidated Financial Statements.”

Product Design and Development

Management believes one of its key strengths is its ability to design and develop new products. The Company has dedicated research and development efforts in each of its product lines having invested $36.3 million or 5.9% of net sales into research and development over the last three full fiscal years. In fiscal 2002, the Company invested $8.8 million (5.3% of net sales); in fiscal 2001, $12.7 million (5.8% of net sales) in research and development; and in fiscal 2000, $14.8 million (6.5% of net sales). The Company has developed new applications for metal halide lighting, improved the quality of its materials, and introduced new specialized products, such as the Uni-Form® pulse start products. Uni-Form® pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power consumption, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. Historically, the Company’s efforts primarily have been focused on the development of materials and system components.

Materials

The Company is focused on improving the purity of, and production processes for, metal halide salts. The Company pursues these efforts proactively as well as in response to customer requests for specific metal halide salts. The Company also focuses on designing and developing improved electrodes, amalgams and getters used in lamp manufacturing. Through DSI, the Company expects to continue producing thin film coatings primarily for lighting applications with particular emphasis on coatings on lamp burners, as well as develop related software, and reliable, cost-effective application processes. See also “Telecommunication Applications of Company Technology.”

Components and Systems

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

Marketing and Distribution

The marketing and distribution of the Company’s diverse range of commercial products varies by individual product and by product category, as described below. All sales data are exclusive of inter-company sales.

Materials

The Company markets materials (metal halide and other salts) directly to all high intensity discharge lamp manufacturers, primarily GE, Philips and Sylvania for use in their manufacture of lamps. The Company also markets lamp materials to its joint venture partners. In addition, the Company works very closely with its customers to manufacture materials according to their specifications. Certain customer-developed materials are considered proprietary to the Company’s customers. The other lamp components manufactured by the Company are used primarily in the manufacture of its own lamps; however, some outside sales are made to other lamp manufacturers. The principal customers for the thin-film coating products of the Company include major lamp manufacturers. In addition, the Company markets its thin-film coatings to government suppliers for use in aerospace applications and to fiber optic telecommunications systems manufacturers. See also “Telecommunication Applications of Company Technology.” Sales of materials accounted for approximately 15.5% of the Company’s revenues in fiscal 2002, 13.3% in fiscal 2001 and 13.2% in 2000.

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

In addition to packaging power supplies with lamps, the Company is continuing direct marketing to OEMs and sales through electrical distributors. Sales of system components accounted for approximately 55.4% of the Company’s revenues in fiscal 2002, 44.1% in fiscal 2001 and 44.4% in fiscal 2000.

Systems

Several of the Company’s foreign operations market Ruud Lighting systems. Prior to the sale of the Company’s fixture subsidiaries in December 2001, most of the Company’s commercial lighting system sales were made by these subsidiaries and were marketed primarily under the trade name “Ruud Lighting.” Ruud Lighting marketed and distributed its products primarily by direct marketing to lighting contractors. In addition to fixture products that are sold by some of the Company’s foreign operations including fixtures purchased from Ruud Lighting, the Company’s remaining system products are “retrofit kits,” which combine the Company’s lamps, power supplies and/or other components in a single system. These retrofit kits allow an end user to replace the lighting system within an installed fixture to improve lighting and/or energy efficiency with minimal out-of-pocket cost. By marketing these retrofit metal halide systems, the Company believes it may capture a greater market share in the metal halide industry. See also “Recent Developments.”

Systems accounted for approximately 26.6% of the Company’s revenues in fiscal 2002, 40.9% in fiscal 2001 and 40.0% in fiscal 2000.

Production Equipment

The Company’s production equipment is manufactured for internal use and is marketed to existing companies for turnkey production of thin-film coatings and metal halide lamps. External sales of production equipment accounted for approximately 2.5% of the Company’s revenues in fiscal 2002, 1.8% in fiscal 2001 and 2.5% in fiscal 2000.

Manufacturing and Operations

The Company’s lamp manufacturing facility in Chennai (Madras), India operates six days a week, 16 hours a day, with the Company’s lamp manufacturing employees working in two eight-hour shifts each day. The Company’s lamp manufacturing facility in Solon, Ohio operates five days a week with one full shift and a partial second shift. The manufacturing of metal halide lamps consists of three primary processes. First, the quartz arc tube is shaped, electrodes for carrying the current are installed, the metal halide salt dose is introduced and the arc tube is sealed. The process is performed at high temperatures in carefully controlled conditions to ensure that the arc tube is properly sealed and that no impurities enter the arc tube. Second, the arc tube is mounted inside a borosilicate glass container and sealed. Finally, the lamp is finished by adding an electrical contact. Although light output of metal halide lamps is not affected by ambient temperatures, an outer bulb is used to prevent contact with the arc tube, which operates at extremely high temperatures. Quartz and borosilicate glass are used in the production of metal halide lamps because of their durability and ability to retain shape and function at extremely high temperatures. Finished lamps are inspected, tested and then shipped in accordance with customer instructions. The Solon facility also houses research and development operations and lamp production equipment operations.

The Company produces magnetic power supplies at its facility in Amherst, Nova Scotia, which operates five days a week with one full shift and a partial second shift. The Company also produces magnetic power supplies at its facility in Chennai (Madras) India, which operates six days a week with two full shifts. The manufacture of magnetic power supplies is a combination of batch and production line processes. The production line process starts with a coil winding department, progresses to an in-line coil and core operation and then to final assembly. Subassemblies for ignitors and capacitors are located off-line in a batch operation for inclusion in final assembly.

The Company produces all of the metal halide salts it uses and sells at its facility in Urbana, Illinois. The Urbana facility, with approximately 90 employees working a single shift, also produces precision metal pieces and high-speed dispensers for salts and metal pieces that are used by the Company and sold to other metal halide lamp manufacturers.

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

Raw Materials and Suppliers

The Company sources its raw materials from a variety of suppliers. Presently, it sources most of its quartz tubing and borosilicate glass bulbs for lamps from GE and Osram-Sylvania. Although an interruption in these supplies could disrupt the Company’s operations, the Company believes that alternative sources of supply exist and could be arranged prior to the interruption having a material adverse effect on the Company’s operations or sales. The materials for the Company’s power supply products are readily available on the open market. The Company also purchases certain of its industrial standard-type lamps from GE and Sylvania. This enables the Company to devote its production equipment to higher margin specialty lamps.

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

Materials

The Company produces materials that are used by the Company and virtually all other manufacturers of metal halide lamps. In metal halide salts, where the Company has successfully used its technology focus and manufacturing capability to develop superior products, the Company believes it has no competitors in the United States. In overseas markets, one lamp manufacturer produces metal halide salts, principally for its own use. The competition in salts is based on the technological ability to develop salt formulation for customers and maintain product uniformity and purity. The Company believes it is the leading producer of salts because it is the leader in uniformity and purity. In other materials categories, the Company’s chief competition is internal production by GE, Philips and Sylvania. The competition in these products is based primarily on price and delivery, with some competition based on technological ability to create solutions for unique applications. The Company’s products compete most effectively for external sales where they are created for unique applications.

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

The Company’s power supply products compete primarily with products of two manufacturers, Advance Transformer, a subsidiary of Philips, and Universal/MagneTek, both headquartered in the United States. Both these companies have focused on the large fluorescent power supply market whereas the focus of the Company’s power supply operations has been in HID magnetic power supplies for use primarily in metal halide applications. Competition in power supplies has traditionally depended on price and delivery, which has resulted in the failure to develop power supplies to optimize metal halide lighting systems. The Company’s power supply operations intend to compete on the ability to deliver power supplies that are designed to enhance performance of metal halide lighting systems.

Systems

Lighting systems compete on the basis of system cost, operating cost, quality of light and service. The Company feels that metal halide systems compete effectively against other technologies in each of these areas in many applications. The lighting systems market is highly fragmented. Competitors generally market their systems through distributors and lighting agents.

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

Telecommunication Applications of Company Technology

Telecommunications Business Unit

In February 2000, the Company announced the creation of its Fiber Optic Telecommunications Business Unit, which develops and manufactures passive optical telecommunications devices and components, based on its optical coating technology. The telecommunications operations are located in Santa Rosa, California. The Telecommunications Unit uses the proprietary coating equipment, advanced thin film technologies, and measurement capabilities developed by DSI over the last sixteen years for a wide variety of demanding products in both military and commercial applications. Due to the downturn in telecommunication product sales, the Company combined the telecommunications unit into its commercial products unit.

The major focus of the telecommunications business is directed at providing (i) optical coatings that reduce insertion losses in fiber optic communications systems, including wavelength division multiplexing (WDM) and dense wavelength division multiplexing (DWDM) systems; (ii) collimating micro-optics for use in WDM and DWDM systems; (iii) filter elements for use in WDM systems; (iv) secondary filter elements for use in DWDM systems; and, (v) narrow bandpass filter elements for use in the multiplex/demultiplex function of DWDM systems. WDM and DWDM are technologies that allow multiple wavelengths of light to be simultaneously transmitted through a single fiber optic cable.

Telecommunication product sales for fiscal 2002 were $978,000, a 63% decrease from $2.61 million for fiscal 2001. Fiscal 2001 sales were 80% more than fiscal 2000 sales of $1.45 million. Backorders in the telecom product area were approximately $3.2 million at June 30, 2001. Due to the weakness in the telecommunications market, the Company’s backorders have declined sharply and are not significant at June 30, 2002. The Company has demonstrated key DWDM filter manufacturing capabilities using its patented MicroDyn® technology. The Company believes that it will develop and market commercial narrow bandpass filter products that take advantage of the Company’s patented MicroDyn® sputtering technology. DSI’s development of MicroDyn® coating technology for telecommunications filters has also resulted in second generation equipment for the manufacture of precision coated optics. DSI believes that it can expand the benefits of its coating technology to the medical instrumentation and projection display markets.

The Company has existing manufacturing capacity to support sales of up to $10 million per year of existing products. The Company believes that it can increase its production capacity for its telecommunications products beyond existing levels with additional capital expenditures, on which this business depends.

DSI believes that the current supply exceeds demand for many of these thin film coating products for the telecommunications industry. This situation is expected to continue for the next one to two years. The principal competitors for the Company’s products are certain large OEMs, such as JDS Uniphase Corporation, Corning Incorporated, and Lucent Technologies, Inc., which have significant internal capability to manufacture thin film filter products, and a variety of smaller companies which specialize in optical coatings, such as Cierra Photonics, Inc., Precision Optics Corp., Inc., Barr Associates, Inc., Iridian Spectral Technologies, Ltd., Thin Film Technologies, Inc., and Evaporated Coatings, Inc. The Company also believes that the large OEMs also represent opportunities for sales of its products.

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

The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its future financial position or results of operations. Capital expenditures and operating expenses in fiscal 2002, fiscal 2001 and fiscal 2000 attributable to compliance with such legislation were not material.

Employees

As of June 30, 2002, the Company had approximately 1,329 full-time employees, consisting of employees engaged in the designing, manufacturing and marketing of materials (185 employees), system components and systems (1,114 employees), and production equipment (16 employees) and 14 employees in corporate/administrative services. The Company believes that its employee relations are good. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

Item 2. Properties

The Company’s headquarters are located in Solon, Ohio, and the Company maintains manufacturing facilities in California, Ohio, Illinois, Chennai (Madras), India, and Nova Scotia, Canada. Set forth below is certain information with respect to the Company’s principal facilities as of June 30, 2002:

		Approximate
		Square	Owned/
Facility Location	Activities	Footage	Leased

North America

Solon, Ohio	System components manufacturing,	330,000	Owned
	distribution warehouse, office

Santa Rosa, California	Manufacturing, office	144,000	Leased

Urbana, Illinois	Materials manufacturing, office	120,000	Owned

Amherst, Nova Scotia, Canada	Power supply manufacturing, office	45,000	Owned

Mississauga, Ontario, Canada	Distribution warehouse	13,000	Leased

Other

Draycott, England	Distribution warehouse, office	125,000	Leased

Chennai (Madras) India	System components manufacturing	40,000	Owned

Wantirna South, Victoria, Australia	Distribution warehouse, office	33,000	Owned

Mitcham, Victoria, Australia	Distribution warehouse	15,000	Leased

The owned facilities are subject to mortgages in the following approximate outstanding amounts as of June 30, 2002: Solon — $4.5 million; and Urbana — $421,000. The aggregate annual rental cost of leased facilities is approximately $1.4 million, and the average remaining lease term is 8.1 years.

Item 3. Legal Proceedings

On September 11, 2002, the Company entered into an agreement to settle all pending shareholder litigation, described below, subject to the execution of final settlement documents and court approval. The agreement to settle these lawsuits calls for a payment of $8.4 million in cash by the Company’s insurance carriers. The agreement does not constitute any admission of wrongdoing on the part of the Company or the individual defendants.

In April and May 1999, three class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged shareholders of the Company on behalf of themselves and purported classes consisting of Company shareholders, other than the defendants and their affiliates, who purchased stock during the period from December 30, 1997 through September 30, 1998 or various portions thereof. A First Amended Class Action Complaint, consolidating the three lawsuits, was filed on September 30, 1999. The named defendants in the case – styled In re Advanced Lighting Technologies, Inc. Securities Litigation, Master File No. 1:99CV836, pending before the United States District Court, Northern District of Ohio – are the Company and its Chairman and Chief Executive Officer (CEO). The First Amended Class Action Complaint alleged generally that certain disclosures attributed to the Company contained misstatements and omissions alleged to be violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, including claims for “fraud on the market” arising from alleged misrepresentations and omissions with respect to the Company’s financial performance and prospects and alleged violations of generally accepted accounting principles by, among other things, improperly recognizing revenue and improper inventory accounting. The Complaint sought certification of the purported class, unspecified compensatory and punitive damages, pre- and post-judgment interest and attorneys’ fees and costs.

On December 4 and December 12, 2001 and January 10, 2002, separate lawsuits were filed by separate shareholders of the Company allegedly on behalf of the Company, derivatively, against officers and directors of the Company. The allegations in the three cases are substantially similar, and the two cases filed in Ohio court, Gobble v Hellman, et al. 1:02CV0076-AA and Miller v Hellman, et al. 1:02CV342, were removed to the United States District Court, Northern District of Ohio, where they are pending. The suit originally filed in Federal Court, Tanigawa v Ruud, et al. 1:01CV2807, was previously voluntarily dismissed by the plaintiff. The Company was a nominal defendant in these actions. The individual defendants in the Tanigawa case included, among others, Wayne R. Hellman, the Chief Executive Officer and Chairman of the Board, who is also beneficial owner of more than 5% of the outstanding common stock of the Company, Alan J. Ruud, former Chief Operating Officer and Vice Chairman of the Board, who is also beneficial owner of more than 5% of the outstanding common stock of the Company, and Messrs. Francis H. Beam, John E. Breen, John R. Buerkle, Theodore A. Filson, Louis S. Fisi, Thomas K. Lime and A Gordon Tunstall, directors of the Company. The Gobble and Miller complaints named the same defendants, but also named Steven C. Potts, who is Chief Financial Officer and is a former director.

The suits alleged breaches of duties by the defendants relating to the matters which are the subject of The Advanced Lighting Technologies, Inc Securities Litigation, to alleged insider trading by certain directors, to a loan made to Mr. Hellman and to the sale of certain fixture facilities to an investment group led by Mr. Ruud. The Complaints primarily sought unspecified money or compensatory and punitive damages and attorneys’ fees and costs.

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

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on April 24, 2002. The following sets forth the actions considered and the results of the voting with respect to each action:

				Abstained/
				Broker
		For	Against	Nonvotes

1.	Nominees for director for the term expiring in 2004 – All elected

	Wayne R. Hellman	15,810,501	2,086,218	3,045,000

	Theodore A. Filson	17,708,842	187,877	3,045,000

	James E. Mohn	20,773,083	168,636	- 0 -

2.	Ratify the Company’s 2001 Employee Stock Purchase Plan — Passed	17,591,389	275,361	3,074,969

3.	Ratify appointment of Grant Thornton LLP as independent auditors — Passed	17,771,488	54,110	3,116,121

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

The Common Stock is quoted on the Nasdaq National Market under the symbol “ADLT.” The following table sets forth for the periods indicated the range of high and low sale prices for the Common Stock, as reported on the Nasdaq National Market:

	High	Low

Fiscal Year Ended June 30, 2002

First Quarter	$5.86	$1.30

Second Quarter	2.40	1.10

Third Quarter	1.94	.56

Fourth Quarter	1.72	.65

Fiscal Year Ended June 30, 2001

First Quarter	$19.94	$11.31

Second Quarter	12.81	4.00

Third Quarter	9.88	4.00

Fourth Quarter	6.73	3.90

As of June 30, 2002 there were approximately 304 holders of record of the Company’s Common Stock. The Company has never declared or paid a cash dividend. The terms of the Company’s $38 million Bank Credit Facility prohibit the payment of dividends, other than dividends consisting of Company stock, without the consent of the lending banks. The Company’s Indenture relating to its 8% Senior Notes limits the payment of cash dividends by the Company to certain amounts determined by the Company’s earnings and equity investment in the Company after March 31, 1998. In addition, financial covenants, including ratios, contained in the Bank Credit Facility, may limit payment of dividends indirectly.

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

	Fiscal Year Ended June 30,

	2002	2001	2000	1999	1998

	(In thousands, except per share dollar amounts)
Operating Statement Data:

Net sales (1)	$166,978	$219,448	$228,596	$196,428	$169,900

Costs and expenses:

Cost of sales (1)	109,126	134,638	139,624	139,321	102,473

Marketing and selling (1)	31,636	42,594	40,622	44,712	30,765

Research and development	8,809	12,693	14,763	17,680	10,843

General and administrative	15,502	13,831	15,385	21,192	12,208

Provision for loan impairment	7,100	—	—	—	—

Gain on settlement of lawsuit (2)	(554)	—	—	—	—

Gain on sale of property	(80)	(1,115)	—	—	—

Fiber optic joint venture formation costs	—	—	—	—	212

Purchased research and development (3)	—	—	—	—	18,220

Special charges and asset impairment (3)	10,561	—	(475)	31,107	15,918

Amortization of intangible assets	336	2,862	2,766	2,789	1,691

Income (loss) from operations	(15,458)	13,945	15,911	(60,373)	(22,430)

Interest income (expense), net	(11,777)	(12,824)	(13,393)	(12,767)	(2,388)

Income (loss) from investments (4)	(2,347)	(234)	70	(6,318)	(501)

Gain from sale of fixture subsidiaries	227	—	—	—	—

Income (loss) before income taxes, minority interest, extraordinary charge and cumulative effect of accounting change	(29,355)	887	2,588	(79,458)	(25,319)

Income taxes	252	516	635	2,281	(1,311)

Income (loss) before minority interest, extraordinary charge and cumulative effect of accounting change	(29,607)	371	1,953	(81,739)	(24,008)

Minority interest	(219)	(100)	(25)	—	—

Recontinuance of previously discontinued operations (5)	—	—	—	1,331	(1,331)

Income (loss) before extraordinary charge and cumulative effect of accounting change	(29,826)	271	1,928	(80,408)	(25,339)

Extraordinary charge, net of applicable income tax benefits (6)	—	—	—	(902)	(604)

Cumulative effect of accounting change (7)	(71,171)	—	—	(2,443)	—

Net income (loss)	$(100,997)	$271	$1,928	$(83,753)	$(25,943)

Earnings (loss) per share — diluted (8):

Income (loss) before extraordinary charge and cumulative effect of accounting change	$(1.39)	$(.10)	$.01	$(4.04)	$(1.32)

Recontinuance of previously discontinued operations	—	—	—	.07	(.07)

Extraordinary charge	—	—	—	(.05)	(.04)

Cumulative effect of accounting change (8)	(3.04)	(.24)	—	(.12)	—

Net earnings (loss) per share — diluted	$(4.43)	$(.34)	$.01	$(4.14)	$(1.43)

Shares used for computing per share amounts — diluted	23,423	22,446	21,331	20,232	18,195

	Fiscal Year Ended June 30,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:

Cash and cash equivalents	$2,874	$3,652	$3,890	$3,830	$21,917

Working capital	(99,473)	46,056	40,004	18,629	79,852

Total assets	193,700	316,001	304,475	284,506	329,434

Long-term debt	7,356	154,914	158,110	152,496	117,756

Preferred stock	22,290	19,554	16,999	—	—

Common shareholders’ equity	3,282	98,290	82,783	77,441	170,837

(1)	Net sales have been adjusted to include shipping and handling fees charged to customers. Prior to fiscal 2002, these amounts were classified in marketing and selling expense as an offset to freight costs incurred. This reclassification reflects the adoption of Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF Issue 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling be classified as revenue. Net sales and marketing and selling expenses were both increased by $3,729 in fiscal 2001, $3,560 in fiscal 2000, $3,225 in fiscal 1999, and $1,551 in fiscal 1998.

The Company adopted Emerging Issues Task Force (“EITF”) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” in fiscal 2002. EITF Issue 01-9 requires that expense associated with a free product or service delivered at the time of sale of another product or service should be classified as cost of sales. The Company’s fixture subsidiaries that were sold in the second quarter of fiscal 2002 had incurred and included such costs in marketing and selling expense. Accordingly, the Company has reclassified such amounts to cost of sales within these financial statements. The amounts reclassified were $1,836 in fiscal 2002, $4,157 in fiscal 2001, $4,510 in fiscal 2000, $3,972 in fiscal 1999 and $1,057 in fiscal 1998.

(2)	The Company recorded a gain on the settlement of a claim, net of legal fees, as a result of the enforcement of a non-compete agreement with several former employees of a subsidiary of the Company.

(3)	Fiscal 2002 results include special charges related to the consolidation of the Company’s power supply manufacturing operations into its high-efficiency facility in Chennai (Madras), India, reduction of staffing levels at most locations, and evaluation of equipment and investments in light of its long-term strategies. The amounts are classified in the fiscal 2002 statement of operations as: cost of sales — $688 and, special charges — $10,561.

Fiscal 1999 results include special charges related to the Company’s plans to accelerate its focus on metal halide products, insulate it from deteriorating economic conditions in the Pacific Rim, exit its non-core products, integrate fully its core and acquired U.S. operations to produce profitable growth and reduce its use of cash. Specific initiatives by the Company included principally: (a) limiting further Pacific Rim expansion, (b) changing global lamp manufacturing strategy, (c) restructuring marketing operations in North America and Europe, (d) accelerating exit from non-core product lines, (e) consolidating equipment manufacturing operations, (f) reducing corporate and administrative overhead, and (g) evaluating long-lived assets. Also, included in special charges are amounts related to the wind-down of portable fixture manufacturing operations. The amounts are classified in the fiscal 1999 statement of operations as: cost of sales— $3,956 and, special charges— $31,107.

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

(4)	In fiscal 2002, the loss from investments includes a loss from the sale of a preferred stock investment in Venture Lighting Japan of $2,007. In fiscal 1999, the loss from investments includes a pretax noncash write-down of $5,883 related to the Company’s investment in the Unison joint venture.

(5)	Microsun Technologies, Inc. (“Microsun”) was identified in March 1998 for disposition through a plan to distribute to ADLT shareholders all of the ownership of Microsun in a tax-free spin-off transaction estimated to be completed by December 1998. Because of the deterioration of the capital markets and the inability to raise capital necessary to spin-off the Microsun business, the Company concluded that it would wind-down the operations, close the manufacturing facilities and liquidate the assets of Microsun. In October 1999, management decided, with the approval of the Board of Directors to retain the Microsun business – the portable lighting fixture products business that uses metal halide lighting technology – as part of the Company’s continuing operation. In accordance with the accounting requirements for re-continuance, the financial statements have been reclassified to present Microsun within continuing operations.

(6)	In fiscal 1999 and 1998, the Company incurred an extraordinary loss on the early extinguishment of debt of $902 and $604, respectively.

(7)	In fiscal 2002, the Company recorded $71,171 as a cumulative effect of accounting change relating to the impairment of goodwill and other indefinite lived intangible assets in accordance with the Financial Accounting Standards Board Statement of Accounting Standards (FAS) No. 142, Goodwill and Intangible Assets. FAS 142 provides authoritative guidance on accounting for and financial reporting of goodwill and intangible assets acquired in business combinations. FAS 142 requires that these assets be tested for impairment, and as a result, the Company recorded $71,171 as a cumulative effect of accounting change as of July 1, 2001.

In fiscal 1999, the Company recorded $2,443 as a cumulative change in accounting principle relating to the write-off of start up costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-Up Activities.” SOP 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs, and required that the Company expense all previously capitalized start-up costs and organization costs as a cumulative effect of accounting change.

(8)	Net earnings (loss) per share is based upon the income attributable to holders of Common Stock. Such income has been decreased by preferred share accretion of $2,736 ($.12 per share) in fiscal 2002, $7,884 ($.36 per share) in fiscal 2001 and $1,796 ($.08 per share) in fiscal 2000. The Company adopted Emerging Issues Task Force (“EITF”) Issue 00-27, “Application of EITF 98-5, ‘Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments” in the quarter ended December 31, 2000. EITF Issue 00-27 requires that a convertible instrument’s beneficial conversion feature be measured using an effective conversion price. As a result, the value assigned to the redeemable preferred stock was adjusted by $5,329 for the discount related to the beneficial conversion option. This additional discount was immediately accreted to paid-in capital in a manner similar to a cumulative effect of accounting change since the redeemable preferred stock was convertible at the time of issuance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands, except per share data amounts)

The following discussion should be read in connection with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 – Financial Statements and Supplementary Data.

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

Consistent with the Company’s strategy for new product introductions, the Company invests substantial resources in research and development to engineer materials and system components to be included in customers’ specialized systems. Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form® pulse start products. Uni-Form® pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. The Company has spent additional amounts for manufacturing process and efficiency enhancements, which were charged to cost of goods sold when incurred. While research and development expenditures have declined over the last three fiscal years in connection with the Company’s commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry. See also Item 1. “Business – Recent Developments” above and “Liquidity and Capital Resources” below.

Recent Developments

Impact of Credit Facility Default

In fiscal 2002, the Company incurred a loss from operations of $(15,458) and, at June 30, 2002, was in default on its fourth quarter fixed charge coverage ratio under its $38,000 Bank Credit Facility. On September 16, 2002, the Company and its bank group entered into a Forbearance Agreement, which was subsequently extended, allowing the Company access to its existing revolving credit facility and precluding the acceleration of the Bank Credit Facility maturity until at least October 18, 2002. The Forbearance Agreement contains various requirements that must be met by the Company, including the non-payment of its semi-annual interest payment on its 8% Senior Notes due on September 16, 2002 and increasing the interest rate to 2% over the bank’s prime rate. Further, the bank group is permitted to terminate the Forbearance Agreement if holders of the Company’s 8% Senior Notes take certain actions adverse to the Company. The other requirements of the Forbearance Agreement include providing the bank group with increased financial information, and covenants regarding its operations during the forbearance period. Management believes that it will be able to meet these requirements during this forbearance period. However, unless a subsequent agreement is reached with the bank group on or before October 18, 2002, which the Company expects will require engaging an investment banker for advice on its restructuring efforts, the bank group will be entitled to take legal and other action against the Company, including acceleration of the loans outstanding under the Bank Credit Facility, cessation of future loans under the Bank Credit Facility and/or action to foreclose on the collateral securing those loans. The estimated collateral value for these loans at June 30, 2002 approximated $69,000 and included the accounts receivable, inventory, and machinery and equipment of the Company in the United States, Canada and the United Kingdom.

The Company is negotiating with the bank group to extend the Forbearance Agreement. Under the Senior Note Indenture, if the Company fails to make its September 16, 2002 interest payment within a 30-day grace period, an Event of Default will exist. An Event of Default would also exist under the Indenture if the bank group accelerates the maturity of the loans and if the loans are not repaid or the acceleration is not reversed within a 30-day grace period. If an Event of Default exists under the Indenture, the Trustee may, and upon the instruction of the holders of 25% of the Senior Notes must, declare the entire principal amount of the Senior Notes to be immediately due and payable, and may take any actions to enforce the terms of the Senior Notes. Due to the uncertainty surrounding the acceleration of payment related to the Bank Credit Facility and Senior Notes, the Company has classified both debt issues to current liabilities in the June 30, 2002 balance sheet.

The Company will not make the Senior Note interest payment within the grace period. Management is working with its banks, investment bankers and other stakeholders on various alternatives available to the Company. In addition, the Company is in discussions with several lenders to refinance its current Bank Credit Facility with a replacement credit facility or other facilities, to more effectively utilize its global assets and allow the Company to make its semi-annual interest payment on its Senior Notes. Management believes that a credit facility can be obtained within 120 days. As a result, the Company is in discussions with its Senior Note holders to provide the Company with additional time to obtain new financing even though it is unable to pay the September 16, 2002 interest payment within the normal 30-day grace period.

The Company has hired consultants to assist in completing a replacement credit facility, restructuring its operations and improving its financial results. The Company has developed a detailed plan to address its future cash requirements, including cost reductions and, if necessary, the sale of non-core assets. The Company’s ability to extend the Forbearance Agreement, obtain a new lending arrangement or make the Senior Notes interest payment is uncertain and raises substantial doubt about the Company’s ability to continue as a going concern and may result in the Senior Notes holders forcing the Company to seek alternative solutions. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company does not know whether it will be successful in obtaining a replacement credit facility, or what the terms of a replacement credit facility will be. Descriptions of terms of the current Bank Credit Facility contained in this annual report may or may not reflect the final terms of a replacement credit facility when and if a replacement credit facility is completed by the Company.

Sale of Fixture Subsidiaries

On December 12, 2001, the Company completed the sale of a significant portion of its lamp fixture business (its Ruud Lighting, Inc., Kramer Lighting, Inc. and Ruud Lighting Europe subsidiaries) to an investor group led by Alan J. Ruud. From January 1998 until the time of the transaction, Mr. Ruud was a director of the Company and served as Vice Chairman and Chief Operating Officer of the Company and holds in excess of 5% of the Company’s outstanding common stock. The fixture subsidiaries’ assets consisted primarily of manufacturing equipment, inventory and accounts receivable and the Ruud Lighting manufacturing facility located in Racine, Wisconsin.

The consideration received by the Company consisted of a cash payment of $28,000 (adjusted dollar for dollar to reflect the amount of any changes in working capital and funded indebtedness between

September 2, 2001 and December 3, 2001) and promissory notes totaling $6,000. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of $2,458 in the cash received at closing. The preliminary estimates are subject to a review process under the agreement. The notes will be payable December 1, 2006, although, upon receipt of consent from the holders of its 8% Senior Notes, the Company may require payment of $3,000 in principal amount by surrender of 1,500,000 shares of Company common stock at any time prior to December 1, 2002. As part of this transaction, funded indebtedness of $9,005 continued to be the obligation of Ruud Lighting and the Company retained title to the Rhode Island manufacturing facility of Kramer Lighting. Upon sale of the facility, the Company is obligated to pay Ruud Lighting the lesser of $500 or one-third of the net proceeds of the sale.

The sale of the subsidiaries resulted in a gain of $227 in the quarter ended December 31, 2001. The final amount of proceeds to be received and gain or loss realized will be based upon a review process under the purchase agreement.

Consolidation of Power Supply Production Operations and Restructuring of Worldwide Operations

The Company has implemented plans to improve efficiencies in its power supply business, reduce costs worldwide and assess certain equipment and investments in light of its long-term strategies. The following paragraphs provide information related to special charges and asset impairment recorded as a result of certain actions taken by the Company:

Centralize Certain Power Supply Manufacturing Operations into India Operations. A charge of $6,082 was recorded in fiscal 2002 relating to the first quarter restructuring and centralizing certain power supply manufacturing operations into the Company’s high-efficiency and low-cost manufacturing plant in Chennai (Madras), India. Of this charge, costs of $2,293 were recorded for the closing of the Company’s manufacturing facilities in the United Kingdom, Australia and U.S., including costs of $2,036 associated with a non-cancelable lease. Amounts related to the lease will be paid over the term of the lease, which expires in 2006. Severance and benefits to approximately 160 terminated employees at the above locations totaled $1,411 and were paid by the end of fiscal 2002. Property, primarily consisting of building, equipment and intangibles, was disposed of or written down to net realizable value resulting in a charge of $2,041. In addition, certain power supply product lines were exited which resulted in a write-down of inventory of $337. This amount is included in cost of goods sold.

Staffing Reductions. During the first quarter of fiscal 2002, a program was completed to reduce the number of employees across all business units. Approximately 90 employees, exclusive of the above-noted employees, were terminated and total severance and benefits costs for this program were $1,857. All employees were paid by the end of fiscal 2002.

Write-off of Long-lived Assets and Other Charges. Due to the decline in current business conditions, certain long-lived assets and product lines were evaluated for impairment in light of future growth areas of the business and a focus on profit margins and core opportunities. As a result, charges of $1,425 and $1,552 were recorded in the first and third quarter of fiscal 2002, respectively, to recognize write-downs in investments and equipment. In addition, a $333 charge was taken for the abandonment of certain projects and exiting several product lines.

In the first quarter of fiscal 2003 the Company announced that it would relocate some of its power supply production from Nova Scotia, Canada into the Chennai (Madras), India production facility in order to further reduce its costs. The relocation should result in the elimination of approximately 125 positions at the Canadian facility during the second and third quarter of fiscal 2003. Severance and other costs related to this relocation are expected to be minimal.

General Electric Company Investment

On October 6, 1999, General Electric Company (“GE”) completed an investment in the Company of $20,554. In addition, GE and the Company entered into a five-year, renewable agreement for the supply of metal halide salts to GE.

The GE investment includes 761,250 shares of the Company’s newly created Series A Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) which GE has exercised to acquire 998,703 shares of Common Stock. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by GE represent approximately 16.8% of the voting power and equity ownership of the Company. See “Terms of the Series A Stock” below. Pursuant to the terms of the stock purchase agreement, GE provided the Company with candidates for the Company’s Board of Directors who are not directors, officers, employees or 10% shareholders of GE. The Company is required to cause the number of such candidates serving on the Board to be equal to the greater of 20% of the number of members of the Board or the number of members which most nearly corresponds to GE’s percentage ownership interest in the Company. Two GE candidates now serve on the Board of Directors.

The proceeds of the GE transaction were applied principally to the reduction of short-term liabilities and outstanding amounts under the Company’s Bank Credit Facility. The following summaries of the terms of the Series A Stock, the Terms of the Initial Warrant and Additional Terms of the GE Transaction are summaries of the definitive documents in connection with the GE investment.

Terms of the Series A Stock

The Series A Stock is a preferred stock of the Company created for issuance in the GE transaction. 761,250 shares of Series A Stock were authorized and issued to GE. The Series A Stock has a liquidation preference of $27 per share, plus an amount equal to 8% per annum compounded annually from the date of issuance to the date of payment (“Liquidation Preference Amount”).

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

The Company is required to redeem any shares of Series A Stock, which have not been converted or retired on September 30, 2010. Any such redemption would be made at the Liquidation Preference Amount. In addition, holders of the Series A Stock may require the Company to redeem their shares of Series A Stock by giving notice to the Company on or before September 30, 2004. If such notice is given, the Company will be required to make such redemption on or prior to September 30, 2005. In addition, holders of Series A Stock will be entitled to require the Company to redeem the Series A Stock following the occurrence of any of the following events (each a “Triggering Event”): any action by the Company to give effect to certain major corporate actions, including actions to merge, sell all or a substantial portion of its assets (other than in the ordinary course of business), issue capital stock, incur or have outstanding indebtedness for borrowed money in excess of $210,000. Upon the occurrence of a Triggering Event, the holders of the Series A Stock may require the Company to redeem their shares of

Series A Stock by giving notice to the Company within 90 days following the Triggering Event. If such notice is given, the Company will be required to make such redemption within one year following such notice. Any such redemption would be made at the Liquidation Preference Amount. Under the terms of the Company’s Bank Credit Facility and the indenture (the “Indenture”) relating to the Company’s 8% Senior Notes due 2008, the redemption of the Series A Stock would currently constitute an event of default, permitting acceleration of the related indebtedness. If prior consent of the banks is obtained, the redemption is permitted under the Bank Credit Facility. Payments for the redemption of equity securities are “Restricted Payments” under the Indenture. The total of all “Restricted Payments” under the Indenture (with exceptions not applicable to stock redemption) cannot exceed one-half of the total of consolidated net earnings of the Company (excluding consideration of certain unusual items) from April 1, 1998 (taken as a single period) plus the amount of proceeds received from sales of non-redeemable stock. As of June 30, 2002, the Company had a net loss, excluding extraordinary items, of $109,134 for the period. Proceeds of qualifying stock sales for the period have been approximately $29,049. Until this deficit has been cured, and sufficient proceeds are received and/or earnings are achieved, the Company cannot redeem the Series A Stock without causing an event of default with respect to the Senior Notes. In addition, the Indenture prohibits Restricted Payments (with exceptions not applicable to stock redemptions) at any time where the ratio of EBITDA to Interest Expense for the preceding four fiscal quarters does not exceed 2.5 to 1.

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

Upon the Second Occurrence (defined below), if it occurs, GE would receive the right to vote the number of shares then owned by Wayne R. Hellman and Hellman, Ltd. pursuant to proxies granted by Messrs. Hellman and Ruud. GE would receive the right to vote the number of shares as to which Mr. Hellman then has voting power pursuant to the Hellman Voting Trust or Irrevocable Proxies granted with respect to shares removed from the Hellman Voting Trust (all shares voted by Mr. Hellman, approximately 1.9 million shares at June 30, 2002, are referred to collectively as the “Hellman Shares”). GE would also have an option, at the then current market price, to purchase from Messrs. Hellman and Ruud, the number of shares of Common Stock which, together with the shares owned by GE, would represent 25% of the voting power of the Company. The Company would also be required to grant to GE an additional warrant (the “First Contingent Warrant”) to purchase shares of Company Common Stock at the then current market price. The number of shares subject to the First Contingent Warrant would be equal to the number of shares required to allow GE to have a majority of the voting power of the Company, assuming GE had effective proxies with respect to all shares as to which Messrs. Hellman and Ruud then have voting power. At August 31, 2002, the number of shares subject to the First Contingent Warrant would have been approximately 6.6 million shares. The number of shares subject to the First Contingent Warrant increases on a one-for-one basis for each share newly issued by the Company and increases on a two-for-one basis for each share sold as to which Messrs. Hellman or Ruud have voting power.

The issuance of the First Contingent Warrant, the options on shares held by Messrs. Hellman and Ruud, and effectiveness of GE’s proxy with respect to any such shares is subject to HSR Approval unless the market value of shares held by GE and subject to the option, is less than $50,000 at any time within the previous 45 days. HSR Approval requires the Company and GE to provide information to the federal government to allow it to determine whether to contest an increase by GE to an interest in the Company in excess of 25% pursuant to antitrust law. If the proxies become effective after the Second Occurrence, GE will have the proxies to vote the number of Hellman Shares and will be entitled to exercise approximately 37.9% of the then outstanding voting power of the Company (assuming that none of the Hellman Shares have been transferred by the beneficial owners and no issuance of additional shares by the Company other than pursuant to the GE transaction) or approximately 36.2% of the voting power of the Company on a fully diluted basis. Therefore, upon a Second Occurrence and the ability to exercise the First Contingent Warrant, GE would have the right to obtain in excess of 35% of the voting power of the Company on a fully diluted basis and the terms of the Indenture relating to the Senior Notes would require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest (“Offer to Repurchase Notes”). In addition, the Company’s banks will have the ability to demand payment of the Bank Credit Facility.

Upon the Third Occurrence (defined below), GE would receive the right to vote the number of shares then owned by Mr. Ruud, and the right to vote the number of shares as to which Mr. Ruud then has voting power pursuant to the Ruud Voting Trust or Irrevocable Proxies granted with respect to shares removed from the Ruud Voting Trust, currently approximately 3.6 million shares (the “Ruud Shares”). The effectiveness of this right requires that the conditions for the effectiveness of the proxies following the Second Occurrence have been satisfied. If the proxies on the Ruud Shares become effective after the Third Occurrence, GE will have the right to vote the Ruud Shares and will be entitled to exercise approximately 50.0% of the then outstanding voting power of the Company (assuming that none of the Hellman Shares or the Ruud Shares have been sold by the beneficial owners, no exercise by GE of the Contingent Warrants and no issuance of additional shares by the Company other than pursuant to the GE transaction) or approximately 47.8% of the voting power of the Company on a fully diluted basis. If the Company has not already been required to make an Offer to Repurchase Notes, it will be required to make the offer upon effectiveness of the proxy on the Ruud Shares and the Company’s banks will have the ability to demand payment of the Bank Credit Facility. In addition, GE will receive an additional warrant (the “Second Contingent Warrant”) which will entitle GE to purchase additional shares of Common Stock at the then current market price. The number of shares subject to the Second Contingent Warrant will be the number of shares necessary to give GE 50% plus one vote of the voting power of the Company (including the exercise of all outstanding Warrants, shares subject to irrevocable proxies, the shares subject to the Second Contingent Warrant and all proxies held with respect to Hellman Shares and Ruud Shares). After the Third Occurrence, if the Company issues additional shares of Common Stock to anyone other than GE, GE will be entitled to purchase, on the same terms given to the third party, the number of shares required to maintain GE’s voting power.

The basis for GE’s additional rights will be the failure of the Company to maintain a 2.0 to 1.0 ratio of EBITDA (as defined) to Interest Expense (as defined) over the applicable measurement periods. The first measurement period was the six months ended December 31, 1999. Thereafter, the measurement periods are the six months ending on the last day of each successive fiscal quarter until September 30, 2010. The first failure to maintain the required ratio would be the “First Occurrence,” the second such failure would be the “Second Occurrence” and the third such failure would be the “Third Occurrence.” The ratio for the six months ended December 31, 1999, was 1.9 to 1.0 and, therefore, the First Occurrence has taken place. However, after the First Occurrence, if the Company maintains the required ratio in the three fiscal quarters immediately prior to the failure, a Second Occurrence or Third Occurrence, as the case may be, would not be effective as a result of such failure. In August 2000 in connection with the Company’s public offering and sale of 1.7 million shares of its Common Stock, GE agreed that there would be no measurement periods for the six-month periods ended June 30, 2000 or September 30, 2000. GE has also agreed that there would be no measurement period for the six-month periods ended June 30, 2001, September 30, 2001, December 31, 2001, March 31, 2002, and June 30, 2002. The Company did not maintain at least a 2.0 to 1.0 ratio of EBITDA to Interest Expense in each of the last three quarters of fiscal 2002 and does not believe that it will maintain a 2.0 to 1.0 ratio of EBITDA to Interest Expense for the six month period ending September 30, 2002. Under the terms of the transaction, EBITDA consists of net earnings, plus interest expense, plus depreciation and amortization, plus income taxes, less extraordinary gains and gains from asset sales plus extraordinary losses and losses from asset sales. Interest Expense consists of interest expense (net of interest income) calculated in accordance with generally accepted accounting principles, but excludes amortization of deferred financing costs up to a maximum of $125 in any fiscal quarter.

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

Results of Operations

The following table sets forth, as a percentage of net sales, the components of the Company’s Consolidated Statements of Operations for the indicated periods:

	Year Ended June 30,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%

Costs and expenses:

Cost of sales	65.3	61.3	61.0

Marketing and selling	18.9	19.4	17.8

Research and development	5.3	5.8	6.5

General and administrative	9.3	6.3	6.7

Provision for loan impairment	4.3	—	—

Gain on settlement of lawsuit	(0.3)	—	—

Gain on sale of property	0.0	(0.5)	—

Special charges and asset impairment	6.3	—	(0.2)

Amortization of intangible assets	0.2	1.3	1.2

Income (loss) from operations	(9.3)	6.4	7.0

Other income (expense):

Interest expense	(7.2)	(6.3)	(6.3)

Interest income	0.2	0.4	0.4

Income (loss) from investments	(1.4)	(0.1)	0.0

Gain from sale of fixture subsidiaries	0.1	—	—

Income (loss) before income taxes, minority interest and accounting change	(17.6)	0.4	1.1

Income taxes	0.2	0.2	0.3

Income (loss) before minority interest and cumulative effect of accounting change	(17.8)	0.2	0.8

Minority interest in income of consolidated subsidiary	(0.1)	(0.1)	0.0

Income (loss) before cumulative effect of accounting change	(17.9)	0.1	0.8

Cumulative effect of accounting change	(42.6)	—	—

Net income (loss)	(60.5%)	0.1%	0.8%

Factors, which have affected the results of operations and net income during fiscal 2002 as compared to fiscal 2001 and during fiscal 2001 as compared to fiscal 2000, are discussed below.

Overview of the Results of Operations – Fiscal 2002 Compared to Fiscal 2001

The Company’s operations for fiscal 2002 resulted in a loss before cumulative effect of accounting change of $(29,826) compared to income before cumulative effect of accounting change of $271 for fiscal 2001. The Company realized a net loss of $(100,997) for fiscal 2002, compared to net income of $271 for fiscal 2001.

The following factors should be considered in comparing the Company’s operations for fiscal 2002 and fiscal 2001:

•	Results for fiscal 2002 include special charges and asset impairment of $11,249 ($.48 per share), provision for loan impairment of $7,100 ($.30 per share), a loss on sale of preferred stock investment of $2,007 ($.09 per share), a gain on settlement of lawsuit of $554 ($.02 per share), a gain on the sale of fixture subsidiaries of $227 ($.01 per share), and a gain on the sale of property of $80 ($.00 per share)

•	Results for fiscal 2001 include a gain on the sale of property of $1,115 ($.05 per share)

After excluding the items noted above, the Company’s operating activities would have resulted in a loss before accounting change of $(10,331) for fiscal 2002, as compared to a loss before accounting change of $(844) for fiscal 2001.

Fiscal 2002 Compared with Fiscal 2001

Net Sales. Net sales decreased 23.9% to $166,978 in fiscal 2002 from $219,448 in fiscal 2001. The decrease in sales is primarily attributed to the sale of the fixture subsidiaries. Excluding the fixture subsidiaries, sales for fiscal 2002 were $131,895 compared with $136,181 for fiscal 2001. Metal halide sales, excluding the fixture subsidiaries, declined 3% to $101,485 for fiscal 2002 compared with $104,200 for fiscal 2001. The Company attributes the decline to weakness in the U.S. economy and in the lighting market, in general. The U.S. metal halide market declined 8% during the current fiscal year. During this time, the Company maintained its market share and believes that a stronger U.S. economy will result in an improved lighting market for the Company’s products. From 1990 to 2000, the U.S. metal halide lighting market grew at a compound annual rate of 12% per year, and the Company believes that the market will return to a positive growth rate as the U.S. economy improves.

Excluding the fixture subsidiaries, fiscal 2002 sales of the Company’s second-generation metal halide lighting product line, Uni-Form® pulse start, grew 25% to $29,366 from $23,437 as compared to fiscal 2001. Sales of APL materials decreased 3% as compared to fiscal 2001. Geographically, these sales of materials decreased 11% in the U.S., but outside of the U.S. increased 2% as compared to the prior year. The decline in the U.S. is reflective of the decline in the U.S. metal halide market. Excluding the fixture subsidiaries, non-metal halide lighting sales declined 10%, due to the managed decline of some non-metal halide product sales and weaknesses in the lighting market.

Excluding the fixture subsidiaries, lighting sales inside the U.S. increased 1% in fiscal 2002 as compared to fiscal 2001. The increase is due to sales to the former fixture subsidiaries that are now part of the Company’s external sales. Without these sales, lighting sales inside the U.S. would have declined 6% which the Company attributes to weakness in the lighting industry and the U.S. economy in general. Lighting sales outside the U.S. declined 9%, due in part to a temporary reduction in power supply sales resulting from the transition of production from the United Kingdom to India and also due to weakness in the global economy.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

DSI’s telecommunication product sales for fiscal 2002 were $978, a decrease of 63% from $2,613 in fiscal 2001. The decrease is attributed to the overall decline in the telecommunications industry. However, sales of DSI’s non-telecom products increased 26% to $10,715 in fiscal 2002 from $8,473 in fiscal 2001 as the Company capitalized on DSI’s expertise in thin-film optical coatings and optical coating equipment manufacturing opportunities.

Cost of Sales. Cost of sales decreased 18.9% to $109,126 in fiscal 2002 from $134,638 in fiscal 2001. The decrease is primarily attributable to the sale of the fixture subsidiaries. As a percentage of net sales, cost of sales increased to 65.3% in fiscal 2002 from 61.3% in fiscal 2001. Cost of sales was negatively impacted by several unusual items including inventory write-downs, additional costs related to the move of the European power supply production to India, and an unfavorable overhead variance resulting from the decrease in production due to the Company’s commitment to significant reductions in inventory levels. The increase in cost of sales as a percentage of sales was reflected across all areas of the Company’s sales including materials, system components and systems. The margins were also negatively impacted by the shift in the mix of product sales reflecting increases in lower margin power supply sales and decreases in higher margin materials sales.

Marketing and Selling Expenses. Marketing and selling expenses decreased 25.7% to $31,636 in fiscal 2002 from $42,594 in fiscal 2001. As a percentage of net sales, marketing and selling expenses declined to 18.9% in fiscal 2002 from 19.4% in fiscal 2001. The decrease is primarily attributable to the sale of the fixture subsidiaries, as marketing and selling expenses are comparable with the decrease in sales.

Research and Development Expenses. Research and development expenses declined 30.6% in fiscal 2002 to $8,809 from $12,693 in fiscal 2001. The decrease is primarily attributable to the sale of the fixture subsidiaries. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps and fixtures (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; (iii) development of new materials for the world’s major lighting manufacturers; and, (iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses decreased to 5.3% in fiscal 2002 from 5.8% in fiscal 2001. While research and development expenditures declined in connection with the Company’s commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative (“G&A”) expenses increased 12.1% to $15,502 in fiscal 2002 from $13,831 in fiscal 2001. G&A expenses for fiscal 2001 were reduced by the elimination of acquisition-related litigation accruals of $1,847, that, based on review with legal counsel, were no longer required. G&A expenses for fiscal 2002 reflect a reduction in G&A expenses of $2,455 related to the fixture subsidiaries that were sold in the second quarter. This decrease was offset by an increase in legal and consulting fees of $1,550 and directors’ and officers’ liability insurance of $381.

Provision for Loan Impairment. The Company recorded a valuation reserve for an impaired loan of $7,100 related to the amount by which the carrying value of the loan receivable from officer exceeded the underlying fair value of the assets available to repay the loan. In fiscal 2002, no interest income has been recognized or paid on the loan.

Gain on Settlement of Lawsuit. The Company recorded a gain on the settlement of a lawsuit, net of legal fees, as a result of the enforcement of a non-compete agreement with several former employees of a subsidiary of the Company.

Gain on Sale of Property. DSI operations have moved into a much larger leased facility in Santa Rosa, California. Previously, the Company owned four buildings and leased several others that comprised the “DSI business campus” in Santa Rosa. Three of the buildings were sold in fiscal 2001. The fourth building was sold in fiscal 2002 resulting in a gain of $80.

Special Charges and Asset Impairment. See “Consolidation of Power Supply Production Operations and Restructuring of Worldwide Operations” above. Also, during the fourth quarter, the Company evaluated for impairment certain telecommunication equipment that is being held for sale. As a result, a charge of $1,552 was recorded for the difference between the carrying amount and the estimated fair value of the equipment.

Amortization of Intangible Assets. Amortization expense decreased to $336 in fiscal 2002 from $2,862 in fiscal 2001. The decrease in amortization expense is due to the adoption in the fiscal 2002 first quarter of Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. As a result, goodwill, as well as intangible assets with indefinite lives, is no longer subject to amortization, but rather to periodic evaluation for impairment.

Income (Loss) from Operations. As a result of the items noted above, the Company incurred a loss from operations in fiscal 2002 of $(15,458) as compared to income from operations of $13,945 in fiscal 2001. Excluding special charges and asset impairment of $(11,249), the provision for loan impairment of $(7,100), gain on settlement of lawsuit of $554, and the gain from the sale of property of $80, the Company realized income from operations of $2,257 in fiscal 2002. Income from operations in fiscal 2001 was $12,830, excluding the gain on the sale of property of $1,115.

Interest Expense. Interest expense decreased to $12,121 in fiscal 2002 from $13,839 in fiscal 2001. The decrease is primarily attributable to the significant reduction in interest rates related to its Bank Credit Facility debt and the reduction in debt outstanding resulting from the sale of the fixture subsidiaries. Offsetting this decrease was the write-off of deferred loan fees of $532 in the fourth quarter of fiscal 2002 related to the Company’s Bank Credit Facility.

Interest Income. Interest income decreased to $344 in fiscal 2002 from $1,015 in fiscal 2001. The decrease is primarily attributable to the cessation of interest income recognition in the first quarter of fiscal 2002 related to the loan receivable from officer as mentioned above.

Income (Loss) from Investments. The income (loss) from investments in fiscal 2002 of $(2,347) consists of a loss on the sale of a preferred stock investment in Venture Lighting Japan of $(2,007) and a loss of $(340) from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The loss in fiscal 2001 of $(234) represents the loss from the Company’s investment in Fiberstars.

Gain from Sale of Fixture Subsidiaries. See “Sale of Fixture Subsidiaries” above.

Income (Loss) before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change. The Company had a loss before income taxes, minority interest and cumulative effect of accounting change of $(29,355) in fiscal 2002 as compared to income before income taxes, minority interest and cumulative effect of accounting change of $887 in fiscal 2001. Excluding special charges and asset impairment of $(11,249), the provision for loan impairment of $(7,100), the gain on settlement of lawsuit of $554, the gain from the sale of property of $80, the loss on the sale of the preferred stock investment of $(2,007), and the gain on sale of the fixture subsidiaries of $227, the Company realized a loss before income taxes, minority interest and cumulative effect of accounting change of $(9,860) in fiscal 2002. The loss before income taxes, minority interest and cumulative effect of accounting change in fiscal 2001 was $(228), excluding the gain on the sale of property of $1,115.

Income Taxes. Income tax expense was $252 for fiscal 2002 as compared to income tax expense of $516 in fiscal 2001. The income tax expense in fiscal 2002 and 2001 related primarily to certain of the Company’s foreign operations.

At June 30, 2002, the Company had net operating loss carryforwards of $96,923 available to reduce future United States federal taxable income, which expire 2008 to 2022. The Company also had a capital loss carryforward of approximately $35,000 available to reduce future capital gains. This carryforward expires in 2007.

The Company also has research and development credit carryforwards for tax purposes of approximately $3,818, which expire 2008 to 2015. Additionally, in conjunction with the Alternative Minimum Tax (“AMT”) rules, the Company had available AMT credit carryforwards for tax purposes of approximately $98, which may be used indefinitely to reduce regular federal income taxes.

Also at June 30, 2002, the Company had foreign net operating loss carryforwards for tax purposes totaling $1,375 that expire 2003 to 2007 and $7,268 that have no expiration dates.

Cumulative Effect of Accounting Change. The Company adopted FAS 142 in the first quarter of fiscal 2002 and recorded a cumulative effect of accounting change for the impairment of goodwill and other indefinite lived intangible assets of $71,171, or $(3.04) per share.

Overview of the Results of Operations — Fiscal 2001 Compared to Fiscal 2000

The Company’s operations for fiscal 2001 resulted in net income of $271 compared to net income of $1,928 for fiscal 2000.

The following factors should be considered in comparing the Company’s operations for fiscal 2001 and fiscal 2000:

•	Results for fiscal 2001 include a gain on the sale of property of $1,115 ($.05 per share).

•	Results for fiscal 2000 include a special charge reversal of $475 ($.02 per share).

After excluding the items noted above, the Company’s operating activities would have resulted in a net loss of $(844) for fiscal 2001, as compared to net income of $1,453 for fiscal 2000.

Fiscal 2001 Compared with Fiscal 2000

Net sales. Net sales decreased 4.0% to $219,448 in fiscal 2001from $228,596 in fiscal 2000. The decrease in sales in fiscal 2001 is mainly attributable to lost sales resulting from the Company’s strategic decision to exit additional non-core business lines, as well as the devaluation of foreign currencies relative to the strength of the U.S. dollar. During fiscal 2001, the Company lost about $6,000 in sales by exiting certain non-metal halide lighting product lines, about $4,000 by exiting non-telecommunications optical coating product lines, and about $4,000 in sales due to the strength of the U.S. dollar.

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

DSI’s telecommunications product sales for fiscal 2001 were $2,613, up 80% from $1,453 in fiscal 2000. During fiscal 2001, DSI introduced a new family of forward-integrated components. Backorders in the telecom product area grew to $3,200 as of June 30, 2001.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales decreased 3.6% to $134,638 in fiscal 2001 from $139,624 in fiscal 2000. The decrease was primarily attributable to decreased unit volume. As a percentage of net sales, cost of sales increased slightly to 61.3% in fiscal 2001 from 61.0% in fiscal 2000, resulting in gross margins of 38.7% in fiscal 2001 and 39.0% in fiscal 2000. The Company experienced lower gross profit in fiscal 2001 in its fixture operations and at its DSI subsidiary compared with fiscal 2000. However, partially offsetting this loss was an increase in gross profit from its other metal halide lamp, power supply and specialty materials operations.

Marketing and Selling Expenses. Marketing and selling expenses increased 4.9% to $42,594 in fiscal 2001 from $40,622 in fiscal 2000. As a percentage of net sales, marketing and selling expenses increased to 19.4% in fiscal 2001 from 17.8% in fiscal 2000. The increase in marketing and selling expenses were related to more aggressive marketing efforts for fixtures and telecommunications products.

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

Gain on Sale of Property. DSI operations were in the process of moving into a much larger leased facility in Santa Rosa, California. Previously, the Company owned four buildings and leased several others that comprised the “DSI business campus” in Santa Rosa. Three of the buildings were sold in fiscal 2001 resulting in net proceeds of $2,117 and a gain on the sale of $1,115.

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

Income (Loss) from Investments. The loss from investments in fiscal 2001 represents $234 of losses from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The income from investments in fiscal 2000 represents $70 of earnings from the Company’s investment in Fiberstars, Inc.

Income (Loss) from Operations before Income Taxes and Minority Interest. The Company had income from operations before income taxes and minority interest of $887 in fiscal 2001 as compared to income from operations before income taxes and minority interest of $2,588 in fiscal 2000.

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

Liquidity and Capital Resources

The Company’s principal financial requirements are for working capital, capital expenditures, market development activities, and research and development efforts. These requirements have been, and the Company expects they will continue to be, financed primarily through a combination of cash flow from operations, borrowings under credit arrangements and the sale of stock and debt under two shelf registration statements for $300,000 and $100,000. These shelf registration statements will not be available for offerings, other than investment grade debt securities; until the market value of common equity held by non-affiliates again exceeds $75,000.

Cash decreased $778 during fiscal 2002. Cash provided by operating activities totaled $2,913 and cash provided by investing activities totaled $11,688. Cash used in financing activities totaled $15,379.

Net Cash Provided by Operating Activities. Net cash provided by operating activities totaled $2,913 during fiscal 2002 as compared to net cash provided by operating activities of $2,376 in fiscal 2001. The Company recorded significant noncash adjustments to reconcile net loss to net cash provided by operating activities including depreciation of $6,972, cumulative effect of accounting change of $71,171, special charges and asset impairment of $5,889 and provision for loan impairment of $7,100. Inventories decreased by $7,082 due to the Company’s commitment to significant reductions in inventory levels.

Net Cash Provided by (Used in) Investing Activities. During fiscal 2002, net cash provided by investing activities totaled $11,688, which consisted primarily of net proceeds from the sale of the fixture subsidiaries of $24,166, net of capital expenditures of $14,825. Capital expenditures in fiscal 2002 related to building improvements and additional machinery and equipment, which should result in increased capacity and productivity for optical coating and lighting products and processes.

Under its $300,000 shelf registration, in September 2000, the Company sold 1,700,000 shares of common stock for $15.00 per share to fund the future expansion of its telecommunications business. The net proceeds from the stock offering of $22,900 were initially used to repay indebtedness outstanding under the Bank Credit Facility. The Company has expended the entire amount on capital improvements, including optical coating production equipment, filter testing and measuring equipment, production facilities, and on research and development, in the telecommunications business.

The Company estimates its capital expenditures will approximate $4,000 over the next twelve months. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.

Net Cash Provided by (Used in) Financing Activities. During fiscal 2002, net cash used in financing activities was $15,379, which primarily represents repayments of bank debt under the Company’s credit facilities.

The interest-bearing obligations of the Company totaled $139,687 as of June 30, 2002, and consisted of: $28,218 of borrowings under the Bank Credit Facility; $100,000 of 8% Senior Notes; mortgages of $5,944; promissory note of $2,300; obligations of foreign subsidiaries of $3,221; and, capital lease of $4.

Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventory. Under the term loan, the Company pays monthly principal payments that total $3,571 annually, with the unpaid balance due at maturity. The principal security for the revolving credit loan is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by all of the Company’s machinery and equipment in North America and the United Kingdom and is cross-collateralized and secured with the revolving credit loan. The 8% Senior Notes are due March 15, 2008, there are no sinking fund requirements and interest is payable semiannually on March 15 and September 15. The Bank Credit Facility and Senior Notes are presented as current liabilities as a result of the factors discussed below.

Ability to Advance Future Operations. As discussed under “Recent Developments” the Company was in default under its Bank Credit Facility and entered into a Forbearance Agreement, which was subsequently extended, with its current bank group that expires October 18, 2002 and could adversely limit its capital resources. The Company had $28,218 outstanding under this facility as of June 30, 2002. While the Company is in negotiations with prospective lenders to provide a new lending facility, it can not be assured that it will be successful in obtaining a facility. In addition, the Company will not make its $4,000 semi-annual interest payment on its 8% Senior Notes within a 30-day grace period which would permit acceleration of the entire principal amount of the Senior Notes. Further, if the bank group would accelerate the maturity of the Back Credit Facility, it would permit acceleration of the entire principal of the Senior Notes 30 days after acceleration of the maturity of the Bank Credit Facility unless the acceleration is reversed or the Bank Credit Facility is repaid. Because of the uncertainty resulting from the possible acceleration of the maturity of the Bank Credit Facility and Senior Notes, both the Bank Credit Facility and Senior Notes have been classified as current liabilities in the balance sheet as of June 30, 2002.

The Company has approximately $3,000 of cash as of August 31, 2002 that may not be adequate to fund it future operations, especially under the circumstances noted above. During the fourth quarter of fiscal 2002 the Company hired consultants to assist it in developing a plan to improve its operations and cash flow. The impact and benefits of this plan and other changes are beginning to be realized in the first quarter of fiscal 2003. In addition, the Company has plans to improve cash flow from further cost reductions during the year and, if necessary, from the sale of non-core assets. The Company is actively managing its cash, especially as it relates to any discretionary expenditure. The Company’s ability in the future to fund operations, service debt and provide for capital expenditures is dependent on the success of obtaining a replacement lending facility to replace its existing Bank Credit Facility, the payment of the interest due on its 8% Senior Notes, or the re-negotiation of the terms of its Senior Notes, and its working capital improvement plan.

The Company’s ability to advance future operations will be significantly impacted by the results of its effort to obtain a replacement lending facility and negotiate with its existing bank group and Senior Note holders. From an operational standpoint, the Company has implemented, and will continue to implement, changes in its operational activities intended to reduce the use of its cash resources to a level at or below the cash flow generated by its operations. The Company’s working capital (current assets less current liabilities) at June 30, 2002 was $(99,473), as compared to $46,056 at June 30, 2001. The primary reason for the significant change in its working capital relates to the above noted reclassification of its Bank Credit Facility and 8% Senior Notes to current liabilities.

Pursuant to an agreement dated October 8, 1998, as amended, between the Company and its Chairman and Chief Executive Officer (the “CEO”), the Company, following approval by the Company’s Board of Directors, has a loan recorded for $14,144 to its CEO, including principal of $12,789 and accrued interest. The proceeds of the loan were used by the Company’s CEO to reduce the principal balance outstanding of margin loan accounts. The margin loans were fully repaid in the quarter ended March 31, 2002. In connection with the loan, the Company’s Board of Directors obtained the CEO’s agreement to an extension of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company’s Common Stock in any manner without the consent of the Company’s Board of Directors.

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. On July 26, 2002, the Company and CEO executed an amendment to the loan documents, implementing the agreement in principle, reached in January 2002, to extend the maturity of the loan to July 31, 2007. Under the terms of the amendment, the CEO will sell certain assets in an orderly manner in order to maximize the net proceeds, which will be used to pay a portion of the loan. The CEO will continue his 10b5-1 plan to sell shares he now owns pursuant to Rule 144 when the stock price exceeds $15 per share. In addition, the CEO has agreed to apply any after-tax cash bonuses earned from the Company toward repayment of the loan. Interest on the loan in the future will accrue at the same rate that the Company pays on its revolving credit loan and totaled $674 in fiscal 2002. During fiscal 2002, no interest income was recognized or paid on the loan. Further, the Company recorded a valuation reserve for this impaired loan of $7,100 related to the amount by which the carrying value of the loan exceeded the underlying estimated fair value of the assets available to repay the loan. The loan may be accelerated if the CEO ceases to be employed by the Company as a result of his voluntary resignation or termination for cause. The Board reserved the right to demand payment to prevent an unacceptable strain on cash resources. The Company’s ability to collect amounts due according to the contractual terms of the loan agreement is largely dependent on the ultimate realization of proceeds from the sale of assets owned by the CEO, including the CEO’s investment in common stock of the Company.

Market Risk Disclosures

Market Risk Disclosures. The following discussion about the Company’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. The following table provides information about the Company’s debt obligations and financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principle cash flows and related weighted-average interest rates by maturity dates as set forth in the respective lending agreement. No potential acceleration of the maturity of the Bank Credit Facility and 8% Senior Notes or changes in interest rates as discussed above have been reflected in the following table. Weighted-average variable rates are based on implied forward rates as derived from published spot rates.

	June 30,							Fair Value
								June 30,
(dollars in millions)	2003	2004	2005	2006	2007	Thereafter	Total	2002

Liabilities

Long-term Debt, including Current Portion

Fixed Rate	$2.5	$0.3	$0.2	$4.3	$0.1	$100.0	$107.4	$48.0

Average Interest Rate	8.1%	8.0%	8.0%	8.0%	8.0%	8.0%

Variable Rate	$5.2	$4.9	$21.5	$0.3	$0.1	$0.3	$32.3	$32.3

Average Interest Rate	4.8%	5.3%	10.2%	9.7%	9.1%	9.4%

Liabilities at June 30, 2001, included $109,348 of fixed-rate debt and $54,634 of variable-rate debt. Interest rates on the fixed-rate debt to maturity ranged from 0% to 9.50%, while interest rates on the variable-rate debt to maturity ranged from 6.00% to 15.00% as of June 30, 2001. In fiscal 1999, the Company entered into an interest rate swap with a notional amount of $10,000. During the fourth quarter of fiscal 2000, the Company early-terminated the interest rate swap, resulting in a realized gain of $120.

Foreign Currency Exchange Risk. The Company is exposed to foreign exchange rate differences and during fiscal 2002 minimized the effects of these exposures through the use of derivatives. During fiscal 2001 and prior years, the Company did not hedge its foreign currency exposure and, therefore, did not enter into any foreign currency derivative financial instruments.

The Company sells products in foreign currencies, mainly the pound sterling, Euro, Canadian dollar, Japanese yen and Australian dollar. The majority of these products’ costs are incurred in U.S. dollars. Therefore, the Company is exposed to currency movements in that if the U.S. dollar strengthens, the translated value of the foreign currency and the resulting margin will be reduced. The Company does not change the price of its products for short-term exchange rate movements. Presently, the Company does not hedge this exposure, but does hedge its balance sheet exposure for receivables and liabilities due in U.S. dollars and pound sterling. The Company enters into foreign currency forward contracts to reduce its exposure to fluctuations in related foreign currencies. These contracts are with a major financial institution and the Company does not anticipate counterparty default. The notional value of the outstanding foreign currency forward contracts that hedge this exposure at June 30, 2002 was $3,668.

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

FAS 142 is effective for fiscal years beginning after December 15, 2001, however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of FAS 142. Major provisions of FAS 142 require intangible assets acquired in a business combination to be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. In addition, goodwill, as well as intangible assets with indefinite lives, will no longer be subject to amortization effective July 1, 2001. Finally, goodwill and intangible assets with indefinite lives are tested for impairment annually and whenever there is an impairment indicator. Previously, the Company measured goodwill and intangibles (to be held and used) with indefinite lives for impairment using undiscounted cash flows under the guidance of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted FAS 142 as of July 1, 2001. The Company evaluated goodwill of $66,172 and intangible assets with indefinite lives of $11,874, which represents tradenames. The Company used third party appraisals and expected future discounted cash flows to determine the fair value of the reporting units and whether any impairment of goodwill or indefinite lived intangible assets existed as of the above date. As a result of this evaluation, the Company recorded a cumulative effect of accounting change for the estimated impairment of goodwill and other indefinite lived intangible assets of $71,171, or $(3.04) per share, as of the beginning of fiscal 2002. The impact of adopting FAS 142 was to reduce amortization and, consequently, the loss before cumulative effect of accounting change for fiscal 2002 by $1,315, or $.06 per share. Amortization of intangible assets in fiscal 2001 would have been $330, a reduction of $2,532, or $.11 per share if the accounting change related to acquired intangible amortization required by FAS 142 had been applied to that year. Amortization of intangible assets in fiscal 2000 would have been $316, a reduction of $2,450, or $.11 per share if the accounting change related to acquired intangible amortization required by FAS 142 had been applied to that year.

The Company adopted Emerging Issues Task Force (“EITF”) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” in the quarter ended March 31, 2002. EITF Issue 01-9 requires that expense associated with a free product or service delivered at the time of sale of another product or service should be classified as cost of sales. The Company’s fixture subsidiaries that were sold in the second quarter of fiscal 2002 had incurred and included such costs in marketing and selling expense. Accordingly, the Company has reclassified such amounts to cost of sales within these financial statements. The amounts reclassified for fiscal 2002, 2001, and 2000 are $1,836, $4,157, and $4,510, respectively.

In August 2001, the Financial Accounting Standards Board issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting for the impairment and disposal of long-lived assets, and supersedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company will adopt FAS No. 144 effective July 1, 2002. Management is currently studying the potential effect of adopting this statement.

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

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED JUNE 30, 2002

ADVANCED LIGHTING TECHNOLOGIES, INC.

SOLON, OHIO

REPORT OF MANAGEMENT

Management of Advanced Lighting Technologies, Inc. is responsible for the preparation of the accompanying consolidated financial statements of the Company and its subsidiaries. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The Company is responsible for the integrity and objectivity of the financial statements and, accordingly, the financial statements include amounts reported based upon informed judgments and estimates made by management to reflect the expected results of certain events and transactions. The Company maintains a system of internal accounting controls designed to provide reasonable assurance that the books and records reflect the transactions of the Company. The concept of reasonable assurance is based on the recognition that the cost of a system of internal controls must be related to the benefits derived.

The accompanying consolidated financial statements have been audited by Grant Thornton LLP and their report is included herein. Their audits were made in accordance with auditing standards generally accepted in the United States of America. They obtained an understanding of the Company’s system of internal controls sufficient to plan their audit and determine the nature, timing and extent of procedures to be performed during their audit.

The Company has an audit committee composed of four independent Directors who are not members of management. The committee meets regularly with management and the independent auditors in connection with its review of matters relating to the Company’s financial statements, the Company’s internal audit program, the Company’s system of internal accounting controls and the services of the independent auditors. The committee also meets with the independent auditors, without management present, to discuss appropriate matters. The committee also recommends to the Directors the appointment of the independent auditors.

September 16, 2002

/s/ Wayne R. Hellman	/s/ Steven C. Potts
Wayne R. Hellman Chairman and Chief Executive Officer	Steven C. Potts Chief Financial Officer, Treasurer and Secretary

LIST OF FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES

Form 10-K—Item 14(a)(1) and (2), (c) and (d)
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

Report of Grant Thornton LLP, Independent Auditors

Board of Directors and Shareholders
Advanced Lighting Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Lighting Technologies, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows, for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Lighting Technologies, Inc. as of June 30, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C to the consolidated financial statements, in fiscal 2002 the Company changed its accounting method for goodwill and intangible assets.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, in 2002 the Company incurred a significant loss from operations and, as of June 30, 2002, the Company was in default of the fixed charge coverage ratio required under its Bank Credit Facility. As a result, on September 16, 2002, the Company entered into a Forbearance Agreement with the bank group. The Forbearance Agreement was subsequently amended on October 10, 2002 to extend the forbearance period to October 18, 2002. Consequently, the entire amounts outstanding under the Bank Credit Facility and Senior Notes have been classified as current liabilities at June 30, 2002. These factors, among others, as discussed in Note B, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/ s / Grant Thornton LLP

Cleveland, Ohio
September 16, 2002 (except for the first paragraph
  of Note B, as to which the date is October 10, 2002)

ADVANCED LIGHTING TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	June 30,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$2,874	$3,652
Trade receivables, less allowances of $1,874 and $1,248	29,124	32,762
Inventories:
Finished goods	17,873	27,122
Raw materials and work-in-process	8,818	22,207

	26,691	49,329
Prepaid expenses	1,975	3,140

Total current assets	60,664	88,883
Property, plant and equipment:
Land and buildings	32,839	44,399
Machinery and equipment	76,929	84,116
Furniture and fixtures	16,709	21,830
Assets held for sale	4,557	2,479

	131,034	152,824
Less accumulated depreciation	29,535	30,734

	101,499	122,090
Receivables from related parties	7,982	2,177
Investments in affiliates	10,264	13,761
Other assets	5,842	7,955
Intangible assets	3,191	30,890
Excess of cost over net assets of businesses acquired, net	4,258	50,245

	$193,700	$316,001

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$4,113	$8,858
Accounts payable	15,485	20,944
Payables to related parties	452	1,200
Employee-related liabilities	2,788	3,759
Accrued income and other taxes	180	1,030
Other accrued expenses	8,901	7,036
Senior unsecured 8% notes, due March 2008	100,000	—
Bank Credit Facility, in default	28,218	—

Total current liabilities	160,137	42,827
Long-term debt	7,356	154,914
Minority interest	635	416
Preferred stock, $.001 par value, per share; 1,000 shares authorized; 761 Series A convertible redeemable shares issued and outstanding (redemption value — $25,387 at June 30, 2002)	22,290	19,554

Common shareholders’ equity:
Common stock, $.001 par value, per share; 80,000 shares authorized; 23,588 shares issued and outstanding as of June 30, 2002 and 23,288 shares issued and outstanding as of June 30, 2001	24	23
Paid-in-capital	214,804	217,030
Accumulated other comprehensive income (loss)	(2,940)	(5,058)
Loan and interest receivable from officer, less reserve of $7,100 and $0	(7,044)	(13,140)
Retained earnings (deficit)	(201,562)	(100,565)

	3,282	98,290

	$193,700	$316,001

See notes to consolidated financial statements

ADVANCED LIGHTING TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share dollar amounts)

	Year Ended June 30,

	2002	2001	2000

Net sales	$166,978	$219,448	$228,596

Costs and expenses:
Cost of sales	109,126	134,638	139,624
Marketing and selling	31,636	42,594	40,622
Research and development	8,809	12,693	14,763
General and administrative	15,502	13,831	15,385
Provision for loan impairment	7,100	—	—
Gain on settlement of lawsuit	(554)	—	—
Gain on sale of property	(80)	(1,115)	—
Special charges and asset impairment	10,561	—	(475)
Amortization of intangible assets	336	2,862	2,766

Income (loss) from operations	(15,458)	13,945	15,911

Other income (expense):
Interest expense	(12,121)	(13,839)	(14,314)
Interest income	344	1,015	921
Income (loss) from investments	(2,347)	(234)	70
Gain from sale of fixture subsidiaries	227	—	—

Income (loss) before income taxes, minority interest, and cumulative effect of accounting change	(29,355)	887	2,588
Income taxes	252	516	635

Income (loss) before minority interest and cumulative effect of accounting change	(29,607)	371	1,953
Minority interest in income of consolidated subsidiary	(219)	(100)	(25)

Income (loss) before cumulative effect of accounting change	(29,826)	271	1,928
Cumulative effect of accounting change	(71,171)	—	—

Net income (loss)	$(100,997)	$271	$1,928

Earnings (loss) per share — basic and diluted:
Income (loss) before cumulative effect of accounting change	$(1.39)	$(.10)	$.01
Cumulative effect of accounting change	(3.04)	(.24)	—

Earnings (loss) per share — basic and diluted	$(4.43)	$(.34)	$.01

Weighted average shares outstanding:
Basic	23,423	22,446	20,372

Diluted	23,423	22,446	21,331

See notes to consolidated financial statements.

ADVANCED LIGHTING TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended June 30, 2002
(in thousands)

						Loan and
					Accumulated	Interest
		Common Stock			Other	Receivable	Retained	Common
	Preferred			Paid-In	Comprehensive	From	Earnings	Shareholders'
	Stock	Shares	Par Value	Capital	Income (Loss)	Officer	(Deficit)	Equity	Total

Balance at June 30, 1999	—	20,278	$20	$190,654	$(949)	$(9,520)	$(102,764)	$77,441	$77,441

Net income	—	—	—	—	—	—	1,928	1,928	1,928
Foreign currency translation adjustment	—	—	—	—	(1,710)	—	—	(1,710)	(1,710)

Comprehensive income								218	218
Net proceeds from issuance of preferred shares and warrant	$15,203	—	—	5,000	—	—	—	5,000	20,203
Preferred shares accretion	1,796	—	—	(1,796)	—	—	—	(1,796)	—
Interest on loan to officer	—	—	—	—	—	(728)	—	(728)	(728)
Interest payment received	—	—	—	—	—	720	—	720	720
Issuance of shares in connection with the purchase of a business	—	40	—	535	—	—	—	535	535
Stock options exercised	—	71	—	718	—	—	—	718	718
Stock purchases by employees	—	29	—	195	—	—	—	195	195
Stock issued pursuant to								—	—
employee benefit plan	—	64	—	480	—	—	—	480	480

Balance at June 30, 2000	16,999	20,482	20	195,786	(2,659)	(9,528)	(100,836)	82,783	99,782

Net income	—	—	—	—	—	—	271	271	271
Foreign currency translation adjustment	—	—	—	—	(2,399)	—	—	(2,399)	(2,399)

Comprehensive loss								(2,128)	(2,128)
Net proceeds from public offering of common shares	—	1,700	2	22,888	—	—	—	22,890	22,890
Preferred shares accretion	2,555	—	—	(2,555)	—	—	—	(2,555)	—
Value of beneficial conversion option of preferred shares	(5,329)	—	—	5,329	—	—	—	5,329	—
Additional preferred shares accretion from cumulative effect of accounting change for beneficial conversion option	5,329	—	—	(5,329)	—	—	—	(5,329)	—
Loan to officer	—	—	—	—	—	(2,785)	—	(2,785)	(2,785)
Interest on loan to officer	—	—	—	—	—	(827)	—	(827)	(827)
Issuance of warrant	—	—	—	37	—	—	—	37	37
GE warrant exercised	—	999	1	(1)	—	—	—	—	—
Stock options exercised	—	12	—	148	—	—	—	148	148
Stock purchases by employees	—	28	—	167	—	—	—	167	167
Stock issued pursuant to employee benefit plan	—	67	—	560	—	—	—	560	560

Balance at June 30, 2001	19,554	23,288	23	217,030	(5,058)	(13,140)	(100,565)	98,290	117,844

Net loss	—	—	—	—	—	—	(100,997)	(100,997)	(100,997)
Foreign currency translation adjustment	—	—	—	—	1,545	—	—	1,545	1,545

Comprehensive loss								(99,452)	(99,452)
Preferred shares accretion	2,736	—	—	(2,736)	—	—	—	(2,736)	—
Loan to officer	—	—	—	—	—	(1,004)	—	(1,004)	(1,004)
Reserve for loan impairment	—	—	—	—	—	7,100	—	7,100	7,100
Stock purchases by employees	—	79	—	112	—	—	—	112	112
Stock issued pursuant to employee benefit plan	—	221	1	398	—	—	—	399	399
Reversal of foreign currency translation adjustments due to sale of subsidiary	—	—	—	—	573	—	—	573	573

Balance at June 30, 2002	$22,290	23,588	$24	$214,804	$(2,940)	$(7,044)	$(201,562)	$3,282	$25,572

See notes to consolidated financial statements

ADVANCED LIGHTING TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended June 30,

	2002	2001	2000

Operating activities
Net income (loss)	$(100,997)	$271	$1,928
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,972	8,490	7,245
Amortization	336	2,862	2,766
Provision for doubtful accounts	1,275	867	288
Loss (income) from investments	2,347	234	(70)
Gain on sale of property	(80)	(1,115)	—
Special charges and asset impairment	5,889	—	(475)
Gain on sale of subsidiaries	(227)	—	—
Provision for loan impairment	7,100	—	—
Cumulative effect of accounting change	71,171	—	—
Changes in operating assets and liabilities, excluding effects of acquisitions and dispositions:
Trade receivables	(2,781)	(1,597)	(5,275)
Inventories	7,082	(698)	(5,178)
Prepaid and other assets	1,286	(495)	(1,826)
Accounts payable and accrued expenses	236	(4,816)	(7,786)
Net liabilities (payments) related to special charges	1,627	(96)	(3,196)
Other	1,677	(1,531)	(1,695)

Net cash provided by (used in) operating activities	2,913	2,376	(13,274)

Investing activities
Capital expenditures	(14,825)	(24,209)	(5,636)
Proceeds from sale of real estate	1,435	2,117	—
Proceeds from sale of subsidiaries	24,166	—	—
Proceeds from sale of preferred stock investment	1,000	—	—
Sale of short-term investments, net	—	—	350
Purchases of businesses	—	(366)	(3,274)
Investments in affiliates	(88)	149	(72)

Net cash provided by (used in) investing activities	11,688	(22,309)	(8,632)

Financing activities
Proceeds from revolving credit facility	150,420	215,339	201,534
Payments of revolving credit facility	(148,894)	(221,141)	(192,463)
Proceeds from long-term debt	151	11,388	121
Payments of long-term debt and capital leases	(16,562)	(6,908)	(8,822)
Issuance of preferred stock and stock purchase warrant	—	—	20,203
Issuance of common stock and warrants	510	912	1,393
Loan to officer	(1,004)	(2,785)	—
Net proceeds from public offering	—	22,890	—

Net cash provided by (used in) financing activities	(15,379)	19,695	21,966

Increase (decrease) in cash and cash equivalents	(778)	(238)	60
Cash and cash equivalents, beginning of year	3,652	3,890	3,830

Cash and cash equivalents, end of year	$2,874	$3,652	$3,890

See notes to consolidated financial statements

ADVANCED LIGHTING TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	Year Ended June 30,

	2002	2001	2000

Supplemental cash flow information
Interest paid	$11,765	$13,483	$14,887
Income taxes paid (refunds received), net	(25)	302	(23)
Capitalized interest	900	619	458
Noncash transactions
Stock/Note issued for purchase of businesses	—	245	535
Detail of acquisitions:
Assets acquired	$—	$899	$14,428
Liabilities assumed	—	(288)	(10,529)
Stock/Note issued for purchase of businesses	—	(245)	(535)

Cash paid	—	366	3,364
Less cash acquired	—	—	(90)

Net cash paid for acquisitions	$—	$366	$3,274

See notes to consolidated financial statements

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
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

B. Ability to Continue Operations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In fiscal 2002, the Company incurred a loss from operations of $(15,458) and, at June 30, 2002, was in default on its fourth quarter fixed charge coverage ratio under its $38,000 Bank Credit Facility. On September 16, 2002, the Company and its bank group entered into a Forbearance Agreement, which was extended on October 10, 2002, allowing the Company access to its existing revolving credit facility and precluding the acceleration of the Bank Credit Facility maturity until at least October 18, 2002. The Forbearance Agreement contains various requirements that must be met by the Company, including the non-payment of its semi-annual interest payment on its 8% Senior Notes due on September 16, 2002 and increasing the interest rate to 2% over the bank’s prime rate. Further, the bank group is permitted to terminate the Forbearance Agreement if holders of the Company’s 8% Senior Notes take certain actions adverse to the Company. The other requirements of the Forbearance Agreement include providing the bank group with increased financial information, and covenants regarding its operations during the forbearance period. Management believes that it will be able to meet these requirements during this forbearance period. However, unless a subsequent agreement is reached with the bank group on or before October 18, 2002, which the Company expects will require engaging an investment banker for advice on its restructuring efforts, the bank group will be entitled to take legal and other action against the Company, including acceleration of the loans outstanding under the Bank Credit Facility, cessation of future loans under the Bank Credit Facility and/or action to foreclose on the collateral securing those loans. The collateral for these loans at June 30, 2002 includes the accounts receivable, inventory, and machinery and equipment of the Company in the United States, Canada and the United Kingdom.

The Company is negotiating with the bank group to extend the Forbearance Agreement. The Company will not make the September 16, 2002 semi-annual interest payment on its 8% Senior Notes within a 30-day grace period, which will result in an Event of Default. An Event of Default would also exist under the Indenture if the bank group accelerates the maturity of the loans and if the loans are not repaid or the acceleration is not reversed within a 30-day grace period. If an Event of Default exists under the Indenture, the Trustee may, and upon the instruction of the holders of 25% of the Senior Notes must, declare the entire principal amount of the Senior Notes to be immediately due and payable, and may take any actions to enforce the terms of the Senior Notes. Due to the uncertainty surrounding the acceleration of payment related to the Bank Credit Facility and Senior Notes, the Company has classified both debt issues to current liabilities in the June 30, 2002 balance sheet.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
 (Dollars in thousands, except per share data)

B. Ability to Continue Operations (continued)

Management is working with its existing bank group, investment bankers and other stakeholders on various alternatives available to the Company. In addition, the Company is in discussions with several lenders to refinance its current Bank Credit Facility with a replacement credit facility or other facilities, to more effectively utilize its global assets and allow the Company to make its semi-annual interest payment on its Senior Notes. Management believes that a new credit facility can be obtained within 120 days. As a result, the Company is in discussions with its Senior Note holders to provide for an extended grace period.

The Company has hired consultants to assist in completing a replacement credit facility, restructuring its operations and improving its financial results. The Company has developed a detailed plan to address its future cash requirements, including cost reductions and, if necessary, the sale of non-core assets. The Company’s ability to extend the Forbearance Agreement, obtain a new lending arrangement or make the Senior Notes interest payment is uncertain and raises substantial doubt about the Company’s ability to continue as a going concern and may result in the Senior Notes holders forcing the Company to seek alternative solutions. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

C. Significant Accounting Policies

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

Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

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

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
 (Dollars in thousands, except per share data)

C. Significant Accounting Policies (continued)

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risks consist primarily of temporary cash and cash equivalents, short-term investments and trade receivables. Any investment of cash by the Company is primarily in high quality institutional money-market portfolios and high quality securities with the amount of credit exposure limited to any one financial institution.

The Company provides credit in the normal course of business, primarily to major manufacturers and distributors in the lighting industry and, generally, collateral or other security is not required. The Company conducts ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations. Accounts written off, net of recoveries totaled $370 in fiscal 2002, $748 in fiscal 2001 and $416 in fiscal 2000. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company’s worldwide customer base.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The cost of self-constructed assets includes related materials, labor, overhead and interest. At June 30, 2002 and 2001, self-constructed assets in progress, classified as machinery and equipment, were $22,675 and $20,778, respectively. Repair and maintenance costs are expensed as incurred.

Depreciation is computed for financial reporting purposes by the straight-line method based on the estimated useful lives of the assets, both those owned and under capital lease, as follows: buildings, 15 to 40 years; machinery and equipment, 5 to 25 years; furniture and fixtures, 5 to 15 years; and, leasehold improvements, the lease periods.

Intangible Assets and Accounting Change for Goodwill and Certain Intangible Assets

Intangible assets are amortized using the straight-line method over the following lives:

Patents and trademarks	17 years

Other intangibles with definite lives	10 - 15 years

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
 (Dollars in thousands, except per share data)

C. Significant Accounting Policies (continued)

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and FAS 142, Goodwill and Intangible Assets. FAS 141 is effective for all business combinations completed after June 30, 2001 and requires using the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001, however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of FAS 142. Early adoption of FAS 142 is permitted. Major provisions of FAS 142 require intangible assets acquired in a business combination to be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. In addition, goodwill, as well as intangible assets with indefinite lives, will no longer be subject to amortization effective July 1, 2001. Finally, goodwill and intangible assets with indefinite lives are tested for impairment annually and whenever there is an impairment indicator. Previously, the Company measured goodwill and intangibles (to be held and used) with indefinite lives for impairment using undiscounted cash flows under the guidance of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted FAS 142 as of July 1, 2001. The Company evaluated goodwill of $66,172 and intangible assets with indefinite lives of $11,874, which represents tradenames. The Company used third party appraisals and expected future discounted cash flows to determine the fair value of the reporting units and whether any impairment of goodwill or indefinite lived intangible assets existed as of the above date. As a result of this evaluation, the Company recorded a cumulative effect of accounting change for the estimated impairment of goodwill and other indefinite lived intangible assets of $71,171, or $(3.04) per share, as of the beginning of fiscal 2002. The impact of adopting FAS 142 was to reduce amortization and, consequently, the loss before cumulative effect of accounting change for fiscal 2002 by $1,315, or $.06 per share. Amortization of intangible assets in fiscal 2001 would have been $330, a reduction of $2,532, or $.11 per share if the accounting change related to acquired intangible amortization required by FAS 142 had been applied to that year. Amortization of intangible assets in fiscal 2000 would have been $316, a reduction of $2,450, or $.11 per share if the accounting change related to acquired intangible amortization required by FAS 142 had been applied to that year. Accumulated amortization was $2,740 and $9,684 at June 30, 2002 and 2001, respectively.

Valuation of Loan Receivables

Loan receivables are measured for impairment based on either the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the underlying collateral or other assets available to repay the loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company evaluates the collectibility of both the interest and principal when assessing the need for a possible impairment on the loan.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
 (Dollars in thousands, except per share data)

C. Significant Accounting Policies (continued)

Revenue Recognition

The Company follows the provisions of Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which codifies the requirements for recognizing revenue. Revenues from the sale of metal halide materials, system components (lamps, power supplies, system controls, fiber optic cable) and systems are recognized when products are shipped and revenues on production equipment contracts are recognized under the percentage of completion method.

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

Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as of July 1, 2000. FAS 133 requires the Company to recognize all derivatives on the balance sheet date at fair value. Any gains or losses from changes in fair value of derivative instruments designated as hedges and having a high correlation with the underlying exposures are deferred.

The Company uses foreign currency forward contracts that mature in 30 days to reduce its exposure to adverse fluctuations in foreign currency exchange rates. These foreign exchange hedging activities do not create exchange rate risk since gains and losses on these contracts offset losses and gains on the underlying positions. The Company has elected not to treat these instruments as hedges for accounting purposes and, accordingly, both realized and unrealized gains and losses on these derivative instruments have been recorded in general and administrative expense. Derivative financial instruments are not entered into for trading or speculative purposes.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
 (Dollars in thousands, except per share data)

C. Significant Accounting Policies (continued)

Other Accounting Standards

The Company adopted Emerging Issues Task Force (“EITF”) Issue 00-27, “Application of EITF 98-5, `Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments” in the quarter ended December 31, 2000. EITF Issue 00-27 requires that a convertible instrument’s beneficial conversion feature be measured using an effective conversion price. As a result, the value assigned to the redeemable preferred stock was adjusted in fiscal 2001 by $5,329 for the discount related to the beneficial conversion option. This additional discount was immediately accreted to paid-in capital in a manner similar to a cumulative effect of accounting change since the redeemable preferred stock was convertible at the time of issuance. The impact of this change is noted in the Statements of Consolidated Shareholders’ Equity and in Note L “Earnings Per Share.”

The Company adopted Emerging Issues Task Force (“EITF”) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” in the quarter ended March 31, 2002. EITF Issue 01-9 requires that expense associated with a free product or service delivered at the time of sale of another product or service should be classified as cost of sales. The Company’s fixture subsidiaries that were sold in the second quarter of fiscal 2002 had incurred and included such costs in marketing and selling expense. Accordingly, the Company has reclassified such amounts to cost of sales within these financial statements. The amounts reclassified for fiscal 2002, 2001 and 2000 were $1,836, $4,157 and $4,510, respectively.

The Company adopted EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” in the year ended June 30, 2001. EITF Issue 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling is classified as revenue. Accordingly, the Company has reclassified such amounts to revenue within these financial statements. EITF Issue 00-10 also requires the disclosure of the amount and classification of shipping and handling costs. The Company records shipping and handling costs as “Marketing and Selling” costs, and these amounts totaled $5,342 in fiscal 2002, $8,799 in fiscal 2001, and $8,272 in fiscal 2000.

Also, certain amounts for prior periods have been reclassified to conform to the current period reporting presentation.

New Accounting Standards

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

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
 (Dollars in thousands, except per share data)

D. Acquisitions

During fiscal 2001 and 2000, the Company completed the following business combinations, all of which were accounted for by the purchase method and, accordingly, results of operations for the acquired businesses have been included in the consolidated statement of operations from their respective dates of acquisition. Assets acquired and liabilities assumed have been recorded at fair value based on the best estimates available.

On October 2, 2000, the Company acquired all of the assets and liabilities of Ruud Lighting New Zealand Ltd., (“RLNZ”), located in Auckland, New Zealand. RLNZ was the exclusive distributor of the Company’s fixture products in New Zealand. The total purchase price of $611 consisted of $366 in cash and a note payable of $245. The purchase price resulted in an excess of cost over net assets acquired of $286.

During the third quarter of fiscal 2000, the Company increased to 93% its ownership of Asian Lighting Resources, Ltd., its lamp manufacturing joint venture in Chennai (Madras), India. Subsequently, the name of this entity was changed to Venture Lighting India Limited. The total purchase price for this additional ownership interest consisted of $2,993 in cash, and resulted in an excess of the investment over the net tangible assets acquired of $2,018. Beginning with the third quarter of fiscal 2001, the Company began consolidating the results of this subsidiary into its financial statements and deducting the minority interest share in arriving at net income. The Company’s investment in the joint venture was previously accounted for by the cost method.

On October 1, 1999, the Company acquired the remaining 50% ownership interest in Lighting Sciences, Inc. (LSI), its joint venture in Scottsdale, Arizona, which specializes in the testing and development of lighting products and technology. The total purchase price consisted of 40,000 shares of the Company’s Common Stock (valued at $535). The purchase price resulted in an excess of cost over net assets acquired of $323. The Company sold LSI during the second quarter of fiscal 2002.

In fiscal 2001, general and administrative expenses were reduced by the elimination of acquisition-related litigation accruals of $1,847 that, based on review with legal counsel, were no longer required.

E. Sale of Subsidiaries and Investments

On December 12, 2001 the Company completed the sale of a significant portion of its lamp fixture business (its Ruud Lighting, Inc., Kramer Lighting, Inc. and Ruud Lighting Europe Ltd. subsidiaries) to an investor group led by Alan J. Ruud. From January 1998 until the time of the transaction, Mr. Ruud was a director of the Company and served as Vice Chairman and Chief Operating Officer of the Company and holds in excess of 5% of the Company’s outstanding common stock. The fixture subsidiaries’ assets consisted primarily of manufacturing equipment, inventory and accounts receivable and the Ruud Lighting manufacturing facility located in Racine, Wisconsin.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
 (Dollars in thousands, except per share data)

E. Sale of Subsidiaries and Investments (continued)

The consideration received by the Company consisted of a cash payment of $28,000 (adjusted dollar for dollar to reflect the amount of any changes in working capital and funded indebtedness between September 2, 2001 and December 3, 2001) and promissory notes totaling $6,000. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of $2,458 in the cash received at closing. The preliminary estimates are subject to a review process under the agreement. The notes will be payable December 1, 2006, although, upon receipt of consent from the holders of its 8% Senior Notes, the Company may require payment of $3,000 in principal amount by surrender of 1,500,000 shares of Company common stock at any time prior to December 1, 2002. As part of this transaction, funded indebtedness of $9,005 continued to be the obligation of Ruud Lighting and the Company retained title to the Rhode Island manufacturing facility of Kramer Lighting. Upon sale of the facility, the Company will pay Ruud Lighting the lesser of $500 or one-third of the net proceeds of the sale.

The sale of the subsidiaries resulted in a gain of $227 in the quarter ended December 31, 2001. The final amount of proceeds to be received and gain or loss realized will be based upon a review process under the purchase agreement.

On March 13, 2002, the Company sold its preferred stock investment in Venture Lighting Japan for $1,300, consisting of $1,000 in cash and $300 paid in August 2002. The sale resulted in a loss of $2,007 during the quarter ended March 31, 2002. The loss is included in the caption “Income (loss) from investments” in the Consolidated Statement of Operations.

F. Fiber Optics Joint Venture and Transactions with Unison and Fiberstars, Inc.

In February 2000, the Company acquired Rohm and Haas Company’s 50% interest in Unison Fiber Optics Lighting Systems LLC (“Unison”), a joint venture between the Company and Rohm and Haas Company that focused on the manufacture and sale of fiber optic lighting systems to the worldwide lighting market. Simultaneously, Unison transferred a substantial portion of its personal property (including intellectual property) to Fiberstars, Inc. (“Fiberstars”). The transaction included cross licensing of technology and a commitment by the Company to continue support of fiber optic lighting research and development. The Company paid $3,000, of which $2,300 is represented by a note payable to obtain the remaining interest in Unison. As consideration for the transferred assets to Fiberstars, the Company received four warrants to purchase a total of 1,000,000 shares of Fiberstars common stock for nominal consideration. These warrants are exercisable based on stock price and sales of products using Unison technology but may be converted into at least 674,375 shares of Fiberstars common stock at any time. The Company also owns approximately 1,023,000 common shares of Fiberstars, or 22% of Fiberstars’ shares outstanding, and accounts for its investment on the equity method.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
 (Dollars in thousands, except per share data)

G. Financing Arrangements

Short-term debt consisted of the following:

	June 30,

	2002	2001

Trade facility	$224	$549

Current portion of long-term debt	3,889	8,309

	$4,113	$8,858

The Company, on behalf of a foreign subsidiary, maintains a multi-option borrowing facility with a foreign bank that includes a trade facility with borrowing capacity of $618 as of June 30, 2002. The trade facility, along with other borrowings with a foreign bank, is collateralized with substantially all the assets of the subsidiary. This facility allows the foreign subsidiary to issue documentary letters of credit for imports and term-trade finance for importing its inventory. The interest rate of this facility varies, depending upon the denomination of the currency advanced, and ranged from 4.37% to 7.36% in fiscal 2002. The weighted average interest rate on the trade facility was approximately 6.5% and 8.0% during fiscal 2002 and fiscal 2001, respectively.

Long-term debt consisted of the following:

	June 30,

	2002	2001

Senior unsecured 8% notes, due March 2008	$100,000	$100,000

Bank Credit Facility — revolving credit loan	17,560	16,034

Bank Credit Facility — term loan	10,658	25,000

Mortgage notes payable	5,944	15,380

Term loan	2,015	3,023

Promissory note	2,300	2,300

Other	986	1,486

	139,463	163,223

Less current portion of long-term debt	(3,889)	(8,309)

Reclassification to current liabilities:

Senior unsecured 8% notes, due March 2008	(100,000)

Bank Credit Facility, in default	(28,218)	—

	$7,356	$154,914

In connection with the sale of the fixture subsidiaries, the Company amended its Bank Credit Facility to reduce the revolving credit loan to $25,000 from $40,000 and the term loan to $13,000 from $25,000 and change certain covenants under the agreement. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. Under the term loan, the Company pays monthly principal payments that total $3,571 annually, with the unpaid balance due at maturity. Prior to the amendment described below, interest rates on the revolving credit loan and term loan were based, at the Company’s option, on LIBOR plus 2.75% and 3.25%, respectively, or the agent

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
 (Dollars in thousands, except per share data)

G. Financing Arrangements (continued)

bank’s prime rate (4.75% at June 30, 2002). The Company’s ability to elect LIBOR-based interest rate loans was suspended pursuant to such amendment. The Company is also obligated to pay a commitment fee of .375% on the unused portion of the loan. The Bank Credit Facility maturity was July 1, 2004.

The Bank Credit Facility is with a group of banks and contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes a financial covenant with respect to the coverage of certain fixed charges. At March 31, 2002, the Company was not in compliance with the financial covenant and obtained a waiver for the quarter then ended. The Bank Credit Facility was amended to provide for a new measurement period for this covenant commencing April 1, 2002 and the Company’s ability to elect LIBOR-based interest rates on its loans was suspended. As of June 30, 2002, the Company was also unable to meet this financial covenant and was in default under its Bank Credit Facility. As a result, on September 16, 2002 the Company entered into a Forbearance Agreement, which was subsequently extended, with its bank group allowing the Company access to its existing revolving credit facility and precluding the acceleration of the Bank Credit Facility maturity in accordance with the terms of the Forbearance Agreement until at least October 18, 2002. The Forbearance Agreement contains various requirements that must be met by the Company including the non-payment of the semi-annual interest payment on its 8% Senior Notes due on September 16, 2002, increasing the interest rate to 2% over the bank’s prime rate, providing the bank group with increased financial information, and covenants regarding its operations during this forbearance period. Further, the bank group is permitted to terminate the Forbearance Agreement if holders of the Company’s 8% Senior Notes take certain actions adverse to the Company. Unless a subsequent agreement is reached with the bank group on or before October 18, 2002, the bank group will be entitled to take legal and other action against the Company, including acceleration of the loans outstanding, cessation of future loans and/or action to foreclosure on the collateral securing those loans (see Note B). Since the bank group can accelerate payment, the revolving loan and term loan have been classified as current liabilities as of June 30, 2002.

The principal security for the revolving credit loan is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment and is cross-collateralized and secured with the revolving credit loan.

The Company sold $100,000 of Senior Notes due March 2008, resulting in net proceeds of approximately $96,150. The Notes are redeemable at the Company’s option, in whole or in part, on or after March 15, 2003 at certain preset redemption prices. During August 2000, the Company completed an exchange offer to existing noteholders, which resulted in reducing the interest rate on the Notes to 8.0% from 8.5%. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. In connection with the above noted Forbearance Agreement entered into with the Credit Facility bank group, the Company did not make its semi-annual interest payment due on September 16, 2002. The Company will not make the September 16, 2002 semi-annual interest payment on its Senior Notes within a 30-day grace period which will result in an Event of Default. Further, if the Bank Credit Facility

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
 (Dollars in thousands, except per share data)

G. Financing Arrangements (continued)

is accelerated and the acceleration is not reversed or the Bank Credit Facility loans are not repaid within a 30-day grace period, an Event of Default will exist under the Indenture which could require the Senior Notes to be immediately due and payable (see Note B). Due to the uncertainty surrounding the acceleration of the Bank Credit Facility and the Senior Notes, the Senior Notes have been classified as current liabilities as of June 30, 2002.

The Notes Indenture contains covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined therein) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and, with respect to the Company, engage in mergers and consolidations. There are no sinking fund requirements.

Mortgage notes payable consisted of four separate notes at various rates of interest, ranging from 4.75% to 9.39%, and at June 30, 2002 were collateralized by land and buildings with a net carrying value of $15,418.

In connection with the Company’s investment in Venture Lighting India Limited, the Company assumed a term loan with a balance at June 30, 2002 of $2,015 that bears interest at LIBOR plus 3% and matures January 10, 2004. The loan is secured by the subsidiary’s facility, machinery and equipment, and inventory.

As part of the purchase price for Rohm and Haas Company’s 50% interest in Unison Fiber Optic Systems LLC (“Unison”), the Company entered into a $2,300 promissory note to Rohm and Haas that bears interest at 6.65% compounded quarterly. The note is currently payable; however, the Company is in negotiations to restructure the payment terms.

Aggregate maturities of long-term debt, after taking into account the possible acceleration of the Bank Credit Facility and Senior Notes (including capital lease obligations) for the five fiscal years subsequent to June 30, 2002, were as follows: 2003 — $132,107; 2004 — $1,635; 2005 — $565; 2006 — $4,571; and 2007 — $198.

The fair value of the Company’s Senior Notes at June 30, 2002 and 2001 approximated $40,000 and $69,000, respectively. The estimated fair value of the Company’s remaining debt at June 30, 2002 and 2001 approximated carrying value, as the effective rates for this debt were comparable to market rates. Debt issuance costs, classified with other assets, are being amortized over the terms of the related debt. During fiscal 1999, the Company entered into an interest rate swap agreement for a notional amount of $10,000 with a fixed pay rate of 6.63% and a receive rate of LIBOR. During fiscal 2000, the Company early-terminated the interest rate swap agreement, which resulted in a realized gain of $120.

The Company uses standby letters of credit to satisfy certain security deposits with service providers, to make borrowings, and as security for a loan to a foreign investee. These letters are irrevocable and

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
 (Dollars in thousands, except per share data)

G. Financing Arrangements (continued)

expire within 12 months of issuance. Standby letters of credit outstanding as of June 30, 2002 were $261. Historically, the Company has not experienced any significant claims against these financial instruments. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required, and therefore, is of the opinion that the fair value of these instruments is zero.

H. Shareholders’ Equity

Issuance of Common Stock

On August 31, 2000, the Company completed a public offering of 1,700,000 shares of its common stock at a price of $15.00 per share under a $300,000 shelf registration filed with the Securities and Exchange Commission that became effective in July 2000.

The public offering reduced the amount available for the issuance of various debt and equity securities under the shelf registration statement to approximately $274,500. The net proceeds from the public offering of approximately $22,900 were initially used to repay indebtedness outstanding under the Bank Credit Facility. The Company has expended the entire amount on capital improvements, including optical coating production equipment, filter testing and measurement equipment, production facilities, and on research and development in its telecommunications business unit at DSI.

In addition to the $300,000 shelf registration discussed above, in July 2000 a $100,000 shelf registration became effective under which the Company may from time-to-time issue various debt and equity securities to acquire assets, businesses or securities. The Company has no outstanding securities issued under this registration statement.

General Electric Company Investment

In October 1999, General Electric Company (“GE”) completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company’s newly created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which GE has fully exercised to acquire 998,703 shares of Common Stock of the Company. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by GE represent approximately 16.8% of the voting power and equity ownership of the Company at June 30, 2002. The proceeds of the transaction were applied principally to the reduction of short-term liabilities and outstanding amounts under the Company’s Bank Credit Facility.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
 (Dollars in thousands, except per share data)

H. Shareholders’ Equity (continued)

The Series A Stock has a liquidation preference of $27 per share, plus an amount equal to 8% per annum compounded annually from the date of issuance to the date of payment. The Company is required to redeem any shares of Series A Stock, which have not been converted or retired on September 30, 2010. In addition, GE may, by notice, require the Company to redeem the outstanding Series A Stock, within one year following either September 30, 2004, or the occurrence of certain corporate events.

If the Company fails to maintain certain financial ratios over certain measurement periods, GE will have the right to acquire a combination of subscription rights to additional shares and proxies with respect to shares voted by certain officers of the Company, giving GE the ability to obtain the majority of the voting power of the Company. The first measurement period was the six months ended December 31, 1999. Thereafter, the measurement periods are the six months ending on the last day of each successive fiscal quarter until September 30, 2010 (excluding the six month periods ending on June 30, 2000, September 30, 2000, June 30, 2001, September 30, 2001, December 31, 2001, March 31, 2002, and June 30, 2002, as amended by agreements between GE and the Company).

The basis for GE’s additional rights will be the failure of the Company to maintain a 2.0 to 1.0 ratio of EBITDA to Interest Expense, as defined, over the applicable measurement periods. The ratio for the six months ended June 30, 2002, was (.35) to 1.0 (.23 to 1.0 for the quarter ended March 31, 2002 and (.77) to 1.0 for the quarter ended June 30, 2002).

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

A Second Occurrence would: (i) give GE the ability to vote the number of shares currently voted by the CEO of the Company, approximately 1.9 million shares at June 30, 2002, (ii) give GE the option to purchase shares from the CEO of the Company and Alan J. Ruud which, together with the shares owned by GE, would represent 25% of the voting power of the Company, and (iii) require the Company to grant GE an additional warrant to purchase shares, at the then current market price, approximating 6,551,000 shares at June 30, 2002. The ability to vote the shares, purchase shares or obtain the warrant would be dependent upon compliance with antitrust laws. GE is not required to purchase additional shares of the Company. If GE owns and/or obtains the immediate right to acquire and/or vote in excess of 35% of the voting power of the Company, the terms of the Indenture relating to the Company’s Senior Notes would require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest, and the Company’s banks will have the ability to demand payment of the Bank Credit Facility. Upon a Third Occurrence, GE would have the right to vote shares currently voted by Alan J. Ruud and be granted a warrant to purchase (at the then current market price) additional shares of Common Stock sufficient in number to give GE 50% plus one vote of the voting power of the Company.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
 (Dollars in thousands, except per share data)

H. Shareholders’ Equity (continued)

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

ADLT Stock Option Plans

The Company’s 1995 Incentive Award Plan and 1998 Incentive Award Plan provide for the granting of “A” and “B” incentive stock options to purchase common stock of the Company. The “A” options become exercisable based on stock price or over one-to-five years from the date of grant depending on the Company’s operating performance. The “B” options become exercisable at the rate of 25% after one year, 35% after two years, and 40% after three years. The Company’s 1997 Billion-Dollar Market Capitalization Incentive Award Plan provides for the granting of incentive stock options to purchase common stock of the Company. The options become exercisable when the Company’s market capitalization, excluding the impact of stock issued in completing acquisitions, reaches one billion dollars or after six years, whichever comes first. All options have been granted at market value on the date of grant and expire ten years from the date of grant. At June 30, 2002, the Company had 3,800,471 shares reserved for future issuance upon exercise of stock options granted under the option plans.

Information related to stock options for the years ended June 30 are as follows:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	3,538,769	$13.01	3,445,137	$14.58	2,751,866	$16.36

Granted	1,215,000	.92	562,997	5.59	1,038,000	9.71

Exercised	—	—	(12,704)	9.72	(70,365)	10.56

Forfeited	(1,498,722)	13.86	(456,661)	15.30	(274,364)	15.09

Outstanding, end of year	3,255,047	8.17	3,538,769	13.01	3,445,137	14.58

Weighted -average fair value of options granted during the year	$.55		$3.47		$5.14

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
 (Dollars in thousands, except per share data)

H. Shareholders’ Equity (continued)

The following table summarizes additional information concerning outstanding and exercisable options at June 30, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Options	Life	Price	Options	Price

$ .80 to $3.99	1,215,000	9.9 years	$.92	—	—

4.00 to 7.99	905,740	7.8 years	6.46	188,632	$6.56

8.00 to 15.99	411,612	6.9 years	12.90	275,912	12.55

16.00 to 22.99	562,322	5.2 years	18.64	219,517	18.84

23.00 to 26.00	160,373	5.5 years	23.99	160,373	23.99

	3,255,047			844,434

DSI Stock Option Plan

Deposition Sciences, Inc. (“DSI”), a non-public subsidiary of ADLT, adopted the 2001 Equity Incentive Plan. DSI currently has 100,000,000 shares authorized and 50,000,000 shares outstanding, all of which are owned by ADLT. The 2001 Equity Incentive Plan initially provides for the granting of stock options to purchase up to 10,000,000 shares of common stock of DSI. The number of shares available will be increased by 18% of DSI shares issued, up to a maximum of 16,200,000 shares. The vesting terms of the options vary; including vesting based on a change in control or public offering of DSI or on a vesting schedule no more than five years from the date of grant. The options have been granted at fair value on the date of grant of $.46 or $.47 per share and expire ten years from the date of grant. A total of 623,500 and 7,885,000 options were granted under the Plan in fiscal 2002 and 2001, respectively. No options were cancelled in fiscal 2001 and 1,875,500 were cancelled in fiscal 2002. Options for 3,921,159 shares are exercisable at June 30, 2002.

Accounting for Stock-Based Compensation

If the Company had elected to report compensation expense for the ADLT Incentive Award Plans and the DSI Equity Incentive Plan based on the fair value at the grant dates for all awards consistent with the methodology prescribed by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, net income and earnings per share would be as follows:

	Year Ended June 30,

	2002	2001	2000

Net income (loss) as reported	$(100,997)	$271	$1,928

Pro forma	(101,836)	(1,417)	(321)

Earnings (loss) per share as reported	$(4.43)	$(.34)	$.01

Pro forma	(4.46)	(.41)	(.10)

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
 (Dollars in thousands, except per share data)

H. Shareholders’ Equity (continued)

The fair values of the ADLT stock options issued by the Company and included in the calculation of the pro forma net income and pro forma earnings per share were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001 and 2000, respectively: expected volatility of 78%, 71%, and 61%; risk-free interest rates of 3.86%, 5.17%, and 6.54%; and expected lives of 4 years, 4 years, and 4 years with no dividend yield.

The fair values of the stock options issued by DSI and included in the calculation of the pro forma net income and pro forma earnings per share were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2002 and 2001, respectively: expected volatility of 80% and 80%; risk-free interest rate of 4.48% and 4.60%; and expected life of 4 years and 4 years with no dividend yield.

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

The purchase price of each share is 85% of the month-end closing market price of the Company’s Common Stock. Employees purchased 78,595 shares in fiscal 2002, 28,167 shares in fiscal 2001 and 28,967 shares in fiscal 2000. At June 30, 2002, there were 163,461 shares available for future purchases.

Shares Issued Pursuant to Defined Contribution Plan

Beginning in February 1999, pursuant to the terms of the Company’s 401(k) Retirement and Savings Plan, the Company partially matches, with its Common Stock, the contributions made by employees to their plan accounts. The Company has authorized and made available for contribution a total of 500,000 shares of Common Stock, and contributed 220,941 shares in fiscal 2002, 67,474 shares in fiscal 2001 and 64,318 shares in fiscal 2000. At June 30, 2002, there were 119,160 shares available for future contributions.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars in thousands, except per share data)

I. Employee Benefits

The Company has defined contribution elective savings and retirement plans that cover substantially all full-time employees in its domestic and foreign subsidiaries. The Company matches the contributions of participating employees on the basis of the percentages specified in the respective plans, ranging from 1% to 4% of eligible employee earnings. Contributions charged to income for the defined contribution plans, including expense associated with the Common Stock issuances related to the 401(k) Retirement and Savings Plan described in Note H, were $1,107 in fiscal 2002, $1,526 in fiscal 2001 and $1,215 in fiscal 2000.

J. Income Taxes

Income (loss) from operations before income taxes, minority interest, and cumulative effect of accounting change were attributable to the following sources:

	Year Ended June 30,

	2002	2001	2000

United States	$(27,161)	$(1,720)	$2,372
Foreign	(2,194)	2,607	216

Totals	$(29,355)	$887	$2,588

The provision for income taxes is computed using the liability method and is based on applicable federal and state statutory rates adjusted for permanent differences between financial and taxable income.

Income taxes have been provided as follows:

	Year Ended June 30,

	2002	2001	2000

Current
Federal	$(162)	$(162)	$19
State and local	(32)	(131)	(172)
Foreign	163	269	305

	(31)	(24)	152
Deferred
Federal	—	—	—
State and local	—	—	—
Foreign	283	540	483

	283	540	483

	$252	$516	$635

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars in thousands, except per share data)

J. Income Taxes (continued)

Significant components of the Company’s net deferred tax assets and liabilities at June 30, 2002 and 2001 are as follows:

	Year Ended June 30,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$32,953	$30,226
Capital loss carryforward	13,663	—
Research and development tax credits	3,818	3,818
Tax under financial reporting special charges and equity write-down	4,233	2,938
Impairment of officer loan	2,769	—
Other	6,355	3,778

	63,791	40,760
Deferred tax liabilities:
Tax over financial reporting depreciation and amortization	6,142	8,191

	6,142	8,191

Net deferred tax assets before valuation allowance	57,649	32,569
Valuation allowance	(57,649)	(32,569)

Net deferred tax assets	$—	$—

Due to the uncertainty of the ultimate realization of the deferred tax asset, valuation allowances of $57,441 and $32,569 were recorded by the Company for the years ended June 30, 2002 and 2001, respectively. The net change in the valuation allowance for fiscal 2002 and fiscal 2001 was $25,080 and $2,726, respectively.

The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

	Year Ended June 30,

	2002	2001	2000

Statutory tax rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal benefit	(0.1)	(9.6)	(4.4)
Capital loss	(44.8)	—	—
Research and development tax credit	—	(70.1)	(7.3)
Foreign tax rate differential	4.6	(11.7)	6.9
Nondeductible permanent items	0.2	44.7	8.1
Valuation allowance change	76.6	92.0	(18.5)
Adjustment to estimated accruals	—	(18.2)	—
Other	(0.7)	(3.9)	4.8

Effective tax rate	0.8%	58.2%	24.6%

Income taxes paid (net of refunds) were $(25) in fiscal 2002, $302 in fiscal 2001 and $(23) in fiscal 2000.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars in thousands, except per share data)

J. Income Taxes (continued)

At June 30, 2002, the Company had net operating loss carryforwards of $96,923 available to reduce future United States federal taxable income, which expire 2008 through 2022. The Company also has a capital loss carryforward of approximately $35,000 available to reduce future capital gains. This carryforward expires in 2007.

The Company also had research and development credit carryforwards of approximately $3,818, which expire 2008 through 2015. Additionally, in conjunction with the Alternative Minimum Tax (“AMT”) rules, the Company had available AMT credit carryforwards for tax purposes of approximately $98, which may be used indefinitely to reduce regular federal income taxes.

Also, at June 30, 2002, the Company had foreign net operating loss carryforwards for tax purposes totaling $1,375 that expire 2003 to 2007 and $7,268 that have no expiration dates.

K. Special Charges and Asset Impairment

During the year ended June 30, 2002, the Company recorded special charges related to changes in its operations, which are intended to improve efficiencies and reduce costs world-wide. The special charges principally relate to consolidating the Company’s power supply manufacturing operations into its high-efficiency facility in Chennai (Madras), India; reducing staffing levels at most locations and evaluating certain equipment and investments for impairment in light of its long-term strategies.

The special charges were determined in accordance with formal plans developed by the Company’s management, approved by the CEO and subsequently reviewed with the Company’s Board of Directors using the best information available to it at the time. Actions associated with closing facilities began in the first quarter of fiscal 2002 and were substantially completed by the end of fiscal 2002. A total of approximately 250 employees were terminated enterprise-wide from almost all units of the Company. Assets related to the above actions are no longer in use or are held for sale and were written-down to their estimated fair values. During the year, the Company revised certain estimates related to its plans. As of June 30, 2002, all actions required by the plans were completed and the remaining liabilities relate primarily to a long-term lease obligation that terminates in August 2006.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars in thousands, except per share data)

K. Special Charges and Asset Impairment (continued)

Details of the actions and related special charges recorded during the fiscal year ended June 30, 2002 are summarized as follows:

	Cash/	Charged to	Reclassi-	Charges	Liabilities at
Description	Noncash	Operations	fications	Utilized	June 30, 2002

Consolidate power supply operations
Severance	Cash	$1,243	$168	$1,411	$—
Lease cancellations	Cash	1,835	—	225	1,610
Write-down of assets	Noncash	2,579	—	2,579	—
Shut-down costs of facilities	Cash	265	(8)	240	17
Reduce staffing requirements	Cash	2,017	(160)	1,857	—
Impairment of long-lived assets	Noncash	2,977	—	2,977	—
Other	Noncash	333	—	333	—

		$11,249	$—	$9,622	$1,627

Total special charges for the first quarter of the fiscal year ended June 30, 2002 of $9,697 are classified in the consolidated statement of operations as cost of sales ($688) and special charges ($9,009). During the fourth quarter, the Company evaluated for impairment certain telecommunication equipment that is being held for sale. As a result, a charge of $1,552 was recorded for the difference between the carrying amount and the fair value of the equipment.

During the year ended June 30, 1999, the Company recorded special charges related to significant changes in its operations, which accelerated and intensified the Company’s focus on its metal halide products.

The special charges principally relate to the execution of the Company’s shift in strategic direction and include: limiting Pacific Rim expansion; changing global lamp manufacturing strategy; restructuring marketing operations in North America and Europe; accelerating an exit from noncore product lines; reducing excess overhead including staffing reductions; consolidating an equipment manufacturing operation into the Company’s Solon, Ohio facility and significantly reducing the size of the operation; and, reducing capital expenditures.

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
June 30, 2002
(Dollars in thousands, except per share data)

L. Earnings Per Share

Earnings (loss) per share is computed as follows:

	Year Ended June 30,

	2002	2001	2000

Income available to common shareholders:
Income (loss) before minority interest and cumulative effect of accounting change	$(29,607)	$371	$1,953
Less: Minority interest in income of consolidated subsidiary	(219)	(100)	(25)
Preferred shares accretion	(2,736)	(2,555)	(1,796)

Income (loss) before cumulative effect of accounting change attributable to common shareholders	$(32,562)	$(2,284)	$132

Net income (loss)	$(100,997)	$271	$1,928
Less: Preferred shares accretion	(2,736)	(2,555)	(1,796)
Additional preferred shares accretion from cumulative effect of accounting change for beneficial conversion option	—	(5,329)	—

Net income (loss) attributable to common shareholders	$(103,733)	$(7,613)	$132

Weighted average shares — basic:
Outstanding at beginning of period	23,288	20,482	20,278
Issued pursuant to public offering	—	1,388	—
Issued in acquisitions	—	—	30
Issued for exercise of warrant	—	530	—
Issued for exercise of stock options	—	11	18
Issued pursuant to employee stock purchase plan	37	10	16
Issued pursuant to 401(k) plan	98	25	30

Basic weighted average shares	23,423	22,446	20,372

Weighted average shares — diluted:
Basic from above	23,423	22,446	20,372
Effect of stock options and warrant	—	—	959

Diluted weighted average shares	23,423	22,446	21,331

Earnings (loss) per share — basic and diluted:
Income (loss) before preferred share accretion and cumulative effect of accounting change	$(1.27)	$.02	$.09
Preferred shares accretion	(.12)	(.12)	(.08)

Income (loss) before cumulative effect of accounting change	(1.39)	(.10)	.01
Cumulative effect of accounting change	(3.04)	(.24)	—

Earnings (loss) per share attributable to common shareholders — basic and diluted	$(4.43)	$(.34)	$.01

At June 30, 2002, options and warrants to purchase 3,255,047 shares of common stock were outstanding, but were not included in the calculations of diluted earnings per share because their inclusion would have been antidilutive. Options to purchase 3,538,769 shares of common stock were outstanding at June 30, 2001, but were not included in the calculations of diluted earnings per share because their inclusion would have been antidilutive.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
 (Dollars in thousands, except per share data)

M. Related Party Transactions

Pursuant to an agreement dated October 8, 1998, as amended, between the Company and its Chairman and Chief Executive Officer (the “CEO”), the Company, following approval by the Company’s Board of Directors, has a loan recorded for $14,144 to its CEO, including principal of $12,789 and accrued interest. The proceeds of the loan were used by the Company’s CEO to reduce the principal balance outstanding of margin loan accounts. The CEO’s margin loans were fully repaid in the quarter ended March 31, 2002. In connection with the officer loan, the Company’s Board of Directors obtained the CEO’s agreement to an extension of his employment agreement to December 31, 2003. The loan agreement prohibits the CEO from encumbering his shares of the Company’s Common Stock in any manner without the consent of the Company’s Board of Directors.

The CEO has paid accrued interest of $720 on the loan through October 6, 1999. On July 26, 2002, the Company and CEO executed an amendment to the loan documents, implementing the agreement in principle, reached in January 2002, to extend the maturity of the loan to July 31, 2007. Under the terms of the amendment, the CEO will sell certain assets in an orderly manner in order to maximize the net proceeds, which will be used to pay a portion of the loan. The CEO will continue his 10b5-1 plan to sell shares he now owns pursuant to Rule 144 when the stock price exceeds $15 per share. In addition, the CEO has agreed to apply any after-tax cash bonuses earned from the Company toward repayment of the loan. Interest on the loan now accrues at the same rate that the Company pays on its revolving credit loan and totaled $674 in fiscal 2002. During fiscal 2002, no interest income was recognized or paid on the loan. The loan may be accelerated if the CEO ceases to be employed by the Company as a result of his voluntary resignation or termination for cause. The Board reserved the right to demand payment to prevent an unacceptable strain on cash resources.

The Company’s ability to collect amounts due according to the contractual terms of the loan agreement is largely dependent on the ultimate realization of proceeds from the sale of assets owned by the CEO, including the CEO’s investment in common stock of the Company. When determining the fair value of investments in common stock, the Company considers both the current market price and also volatility in the stock price over the period in which the Company estimates it would take to sell those shares into the market.

During fiscal 2002, in accordance with the provisions of FAS Statement No. 5, Accounting for Contingencies, and FAS Statement No. 114, Accounting by Creditors for Impairment of a Loan, the Company recorded a valuation reserve for an impaired loan of $7,100 related to the amount by which the carrying value of the loan exceeded the underlying estimated fair value of the assets available to repay the loan. The Company will recognize recoveries on amounts previously reserved after considering both the fair value of the underlying assets and evidence of cash repayments on the loan.

The Company had sales to GE (materials, lamps and lamp components) totaling $5,903 in fiscal 2002, $7,575 in fiscal 2001 and $7,869 in fiscal 2000. The Company purchased lamps and raw materials from GE totaling $3,353 in fiscal 2002, $9,396 in fiscal 2001 and $13,928 in fiscal 2000. Included in the balance sheet caption of trade receivables are receivables from GE in the amount of $2,060 at

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars in thousands, except per share data)

M. Related Party Transactions (continued)

June 30, 2002 and $1,942 at June 30, 2001. Included in the balance sheet caption of trade payables are payables to GE of $1,962 at June 30, 2002 and $3,318 at June 30, 2001.

The Company had sales to Ruud Lighting (primarily lamps and power supplies) totaling $4,134 subsequent to the sale of Ruud Lighting in December 2001. The Company purchased fixtures from Ruud Lighting totaling $1,500 during the same period. Included in the balance sheet caption of trade receivables are receivables from Ruud Lighting in the amount of $1,350 at June 30, 2002. Included in the balance sheet caption of trade payables are payables to Ruud Lighting of $927 at June 30, 2002.

During May 1998, the Company began to charter airplanes from an unrelated company. This unrelated company leased the airplanes from an affiliate of the Company owned by certain officers of the Company. These officers guaranteed the repayment of $6,400 of indebtedness incurred by the affiliate to purchase an airplane. The airplanes have been sold and no further costs related thereto are being incurred. Fees paid by the Company under these arrangements were $56 in fiscal 2001 and $474 in fiscal 2000.

The Company incurred fees for consulting services to two directors of the Company and to a consulting firm owned by another director of the Company. The fees totaled $400 in fiscal 2002, $201 in fiscal 2001, and $203 in fiscal 2000.

The Company sold lamps and lamp components to an overseas company aggregating $1,373 in fiscal 2001 and $1,194 in fiscal 2000. The Company purchased lamps from this overseas company aggregating $1,377 in fiscal 2001 and $1,108 in fiscal 2000. An executive officer and director of the overseas company was a Director of the Company from January 1996 until January 2001.

During fiscal 1996, one of the Company’s subsidiaries sold the assets of its non-lamp product line to an affiliate of the Company owned principally by certain officers of the Company for an amount equal to the carrying amount of such assets as of June 30, 1995. As of June 30, 2002 and 2001, the Company had an 8.5% note from the affiliate for $220 related to the sale of the assets of the non-lamp product line which is recorded as a long-term receivable from related parties in the consolidated balance sheet. Total principal and accrued interest at June 30, 2002 was $322.

N. Commitments

The Company leases buildings and certain equipment under non-cancelable operating lease agreements. The Company paid $1,150 in April 2001 for a non-refundable option to purchase for $11,500 a building currently leased by DSI. The cost of the option, if exercised, will be applied to the purchase price of the building. The option expires in April 2004. Total rent expense was $2,764 in 2002, $2,212 in 2001, and $1,778 in 2000. Future minimum lease commitments for the five fiscal years subsequent to June 30, 2002, were as follows: 2003 — $2,050; 2004 — $1,437; 2005 — $1,378; 2006 — $1,361; 2007 — $1,286; thereafter — $5,228; Total — $12,740.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars in thousands, except per share data)

O. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended June 30, 2002 and 2001:

	Fiscal 2002, Three Months Ended

	Jun 30 (a)	Mar 31 (b)	Dec 31 (c)	Sep 30 (d)

Net sales	$32,443	$33,841	$48,804	$51,890
Gross profit	11,176	11,135	17,641	17,900
Income (loss) before cumulative effect of accounting change	(7,144)	(5,660)	(1,365)	(15,657)
Net income (loss)	$(7,144)	$(5,660)	$(1,365)	$(86,828)

Earnings (loss) per share before cumulative effect of accounting change — basic and diluted	$(.33)	$(.27)	$(.09)	$(1.06)

Price Range of Common Stock:
High	$1.72	$1.94	$2.40	$5.86
Low	0.65	0.56	1.10	1.30

	Fiscal 2001, Three Months Ended

	Jun 30 (e)	Mar 31	Dec 31	Sep 30

Net sales	$54,751	$53,890	$57,036	$53,771
Gross profit	20,188	21,301	22,398	20,923
Income (loss) before cumulative effect of accounting change	(393)	(75)	1,260	(521)
Net income (loss)	$(393)	$(75)	$1,260	$(521)

Earnings (loss) per share before cumulative effect of accounting change — basic and diluted	$(.04)	$(.03)	$.03	$(.05)

Price Range of Common Stock:
High	$6.73	$9.88	$12.81	$19.94
Low	3.90	4.00	4.00	11.31

(a)	Fourth Quarter 2002 — Net income was reduced by: (i) asset impairment of $(1,552) related to certain telecommunication equipment, (ii) provision for loan impairment of $(1,600), and (iii) the write-off of deferred loan fees related to the Bank Credit Facility $(532).

(b)	Third Quarter 2002 — Net income was reduced by: (i) provision for loan impairment of $(900) and (ii) loss on sale of preferred stock investment of $(2,007).

(c)	Second Quarter 2002 — Net income was increased by a gain from sale of fixture subsidiaries of $227.

(d)	First Quarter 2002 — Net income was reduced by: (i) special charges and asset impairmen of $(9,697) related to consolidation of power supply production operations and restructuring of worldwide operations and (ii) provision for loan impairment of $(4,600). Net income was increased by a gain on settlement of lawsuit of $554.

(e)	Fourth Quarter 2001 — Net income was increased by a gain on sale of property of $1,115.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
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

Net sales by country, based on the location of the business unit, for fiscal 2002, 2001, and 2000 follows:

	Year Ended June 30,

	2002	2001	2000

United States	$111,144	$165,698	$170,887
Canada	23,058	18,802	22,624
United Kingdom	20,040	20,831	21,450
Australia	11,304	11,864	11,837
Other	1,432	2,253	1,798

	$166,978	$219,448	$228,596

Long-lived assets by country, based on the location of the asset, as of June 30, 2002 and 2001 follows:

	June 30,

	2002	2001

United States	$90,831	$184,326
Canada	3,202	2,521
United Kingdom	1,265	5,798
Australia	3,811	3,899
India	15,681	13,021
Other	—	1,615

	$114,790	$211,180

In fiscal 2002, 2001, and 2000, no single customer accounted for 10% or more of the Company’s net sales.

Q. Contingency

On September 11, 2002, the Company entered into an agreement to settle all pending shareholder litigation, described below, subject to the execution of final settlement documents and court approval. The agreement to settle these lawsuits calls for a payment of $8.4 million in cash, all of which is to be paid by the Company’s insurance carriers. The agreement does not constitute any admission of wrongdoing on the part of the Company or the individual defendants.

In April and May 1999, three class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged shareholders of the Company on behalf of themselves and purported

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars in thousands, except per share data)

Q. Contingency (continued)

classes consisting of Company shareholders, other than the defendants and their affiliates, who purchased stock during the period from December 30, 1997 through September 30, 1998 or various portions thereof. A First Amended Class Action Complaint, consolidating the three lawsuits, was filed on September 30, 1999. The named defendants in the case — styled In re Advanced Lighting Technologies, Inc. Securities Litigation, Master File No. 1:99CV836, pending before the United States District Court, Northern District of Ohio — are the Company and its Chairman and Chief Executive Officer (CEO). The First Amended Class Action Complaint alleged generally that certain disclosures attributed to the Company contained misstatements and omissions alleged to be violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, including claims for “fraud on the market” arising from alleged misrepresentations and omissions with respect to the Company’s financial performance and prospects and alleged violations of generally accepted accounting principles by, among other things, improperly recognizing revenue and improper inventory accounting. The Complaint sought certification of the purported class, unspecified compensatory and punitive damages, pre- and post-judgment interest and attorneys’ fees and costs.

On December 4 and December 12, 2001 and January 10, 2002, separate lawsuits were filed by separate shareholders of the Company allegedly on behalf of the Company, derivatively, against officers and directors of the Company. The allegations in the three cases are substantially similar, and the two cases filed in Ohio court, Gobble v Hellman, et al. 1:02CV0076-AA and Miller v Hellman, et al. 1:02CV342, were removed to the United States District Court, Northern District of Ohio, where they are pending. The suit originally filed in Federal Court, Tanigawa v Ruud, et al. 1:01CV2807, was previously voluntarily dismissed by the plaintiff. The Company was a nominal defendant in these actions. The individual defendants in the Tanigawa case included, among others, Wayne R. Hellman, the Chief Executive Officer and Chairman of the Board, who is also beneficial owner of more than 5% of the outstanding common stock of the Company, Alan J. Ruud, former Chief Operating Officer and Vice Chairman of the Board, who is also beneficial owner of more than 5% of the outstanding common stock of the Company, and Messrs. Francis H. Beam, John E. Breen, John R. Buerkle, Theodore A. Filson, Louis S. Fisi, Thomas K. Lime and A Gordon Tunstall, directors of the Company. The Gobble and Miller complaints named the same defendants, but also named Steven C. Potts, who is Chief Financial Officer and is a former director.

The suits alleged breaches of duties by the defendants relating to the matters which are the subject of The Advanced Lighting Technologies, Inc Securities Litigation, to alleged insider trading by certain directors, to a loan made to Mr. Hellman and to the sale of certain fixture facilities to an investment group led by Mr. Ruud. The Complaints primarily sought unspecified money or compensatory and punitive damages and attorneys’ fees and costs.

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

None.

PART III

Item 10. Directors and Officers of the Registrant

The following table sets forth certain information regarding each of the Company’s current directors and executive officers:

			Director's
Name	Age	Position	Term Expires

Wayne R. Hellman	56	Chief Executive Officer and	2004
		Chairman of the Board of Directors
Francis H. Beam	66	Director	2003
John E. Breen	57	Director	2002
Theodore A. Filson	63	Director	2004
Louis S. Fisi	67	Director	2003
John Gonzalez	71	Director	2002
James E. Mohn	54	Director	2004
A Gordon Tunstall	58	Director	2002
Lee Bartolomei*	63	Vice President
Wayne Platt*	63	Vice President
Steven C. Potts*	49	Chief Financial Officer and Treasurer
James Schoolenberg*	59	Vice President
* Executive officer only

Wayne R. Hellman has served as the chief executive and a director of the Company since 1995 and as chief executive or other senior officer of each of the Company’s predecessor companies since 1983. From 1968 to 1983 he was employed by the lighting division (“GE Lighting”) of General Electric Company. While at General Electric, Mr. Hellman served as Manager of Strategy Analysis for the Lighting Business Group; Manager of Engineering for the Photo Lamp Department; Halarc Project Venture Manager; Manager of Quartz Halogen Engineering and Manager of Metal Halide Engineering. As the Halarc Project Venture Manager, he was given the responsibility of developing metal halide technology. Mr. Hellman is also currently a director of Fiberstars, Inc., a manufacturer and marketer of fiber optic lighting systems. The Company owns approximately 20% of the issued and outstanding shares of Fiberstars, Inc. In 1998, Mr. Hellman married Diane Mazzola, who is Mr. Fisi’s step-daughter.

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

James E. Mohn retired from General Electric in 2001 as President and CEO at GE Capital Information Technology Solutions. During his 32 year GE career he spent over 16 years at GE Lighting, including nine years as vice president and chief financial officer. He currently provides productivity consulting services to public and private companies. Mr. Mohn joined the Board in February 2002 to fill the unexpired term of Mr. Thomas K. Lime.

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

Lee Bartolomei has been President of Deposition Sciences, Inc. since its formation in 1985. Prior to that, Mr. Bartolomei was employed by Optical Coating Laboratory, Inc., where his last position was Senior Vice President of Operations. Mr. Bartolomei holds several patents for thin film components and processing.

Wayne Platt joined Venture Lighting International as President in 1998. From 1996 to 1997, he served as Vice President of Manufacturing and Engineering of Sylvania Lighting International in Geneva, Switzerland. Prior to that, he served for eight years as Plant Manager of the High Intensity Discharge division of Osram Sylvania in New Hampshire.

Steven C. Potts joined the Company as Chief Financial Officer and Treasurer in October 2000. Mr. Potts served as a Director of the Company from his appointment on January 22, 2002, to fill the vacancy created by the resignation of Mr. Alan J. Ruud, until he resigned May 29,2002. Before joining the Company, Mr. Potts served in several financial positions for General Dynamics, Inc. from 1975 until

1999.     From 1995 to 1999, Mr. Potts served as Vice President of Finance and Controller of General Dynamics, Land Systems Division. In this position, Mr. Potts was responsible for directing financial operations and information resource management for Land Systems and played a key role in domestic and international acquisitions for General Dynamics.

James Schoolenberg joined APL Engineered Materials, Inc. in 1975 and has served as President and Chief Executive Officer of APL since 1994. He holds a Bachelor of Arts degree with majors in Physics and Chemistry. Prior to joining APL, Mr. Schoolenberg was a faculty member of the Physics Department at Western Michigan University. Mr. Schoolenberg was responsible for the development of numerous new techniques and procedures improving the efficiency of production runs and the quality of APL’s metal halide products.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership with the Securities and Exchange Commission and the Nasdaq National Market. Specific due dates for these reports have been established, and the Company is required to report any failure to file by those dates during fiscal 2002. All of these fiscal 2002 filing requirements were satisfied by the Company’s Executive Officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities.

Item 11. Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

The following tables set forth certain information with respect to all compensation paid or earned for services rendered to the Company in all capacities for the fiscal years ended June 30, 2002, 2001 and 2000 by the Company’s Executive Officers. The Company has not granted any stock appreciation rights, nor does it have any defined benefit employee pension plan.

SUMMARY COMPENSATION TABLE

		Annual Compensation ($)

					Other Annual
Name and Principal Position	Year	Salary		Bonus	Compensation

Wayne R. Hellman	2002	$250,000	(1)	—	—	(2)
Chairman and Chief Executive Officer	2001	237,061	(1)	—	—	(2)
	2000	218,514	(1)	—	—	(2)
Steven C. Potts (3)	2002	190,192		—	—	(2)
Chief Financial Officer and Treasurer	2001	114,423		—	$135,877	(4)
Lee Bartolomei (5)	2002	166,154		—	—	(2)
Vice President
Wayne Platt (5)	2002	182,358		—	—	(2)
Vice President
James Schoolenberg (5)	2002	179,318		—	—	(2)
Vice President

SUMMARY COMPENSATION TABLE (Continued)

		Long-Term Compensation

		Awards			Payouts

		Restricted	Securities
		Stock	Underlying		LTIP	All Other
Name and Principal Position	Year	Awards ($)	Options (#)		Payouts ($)	Compensation ($)

Wayne R. Hellman	2002	—	800,000	(6)	—	$358	(7)
Chairman and Chief Executive Officer	2001	—	750,000	(8)	—	4,918	(7)
	2000	—	200,000	(6)	—	2,986	(7)
Steven C. Potts (3)	2002	—	—		—	—
Chief Financial Officer and Treasurer	2001	—	50,000	(6)	—	—
			15,000	(8)
Lee Bartolomei (5)	2002	—	30,000	(6)	—	5,536	(7)
Vice President
Wayne Platt (5)	2002	—	90,000	(6)	—	—
Vice President
James Schoolenberg (5)	2002	—	50,000	(6)	—	5,380	(7)
Vice President

(1)	Mr. Hellman is a party to an Employment Agreement with the Company. The Employment Agreement had an initial term expiring December 31, 1998. In fiscal 1999, Mr. Hellman’s Employment Agreement was extended through December 31, 2003. Through this Employment Agreement, Mr. Hellman is entitled to receive annual base compensation of $195,000. In addition, Mr. Hellman is entitled to receive a bonus in amounts determined by the Compensation Committee. This Employment Agreement provides for annual increases in annual base compensation in amounts determined by the Compensation Committee during the term of this Employment Agreement. During fiscal 2002, Mr. Hellman’s annual base compensation was set at $250,000. The Compensation Committee has not yet determined whether there will be an increase in compensation for Mr. Hellman in fiscal 2003. Also includes compensation deferred pursuant to the Company’s 401(k) deferred compensation plan. Under the Employment Agreement, Mr. Hellman participates in Company sponsored life, health, and disability insurance coverage.

(2)	Perquisites provided to these executive officers consisted primarily of life, dental and medical insurance costs, the total of which did not exceed 10% of the person’s salary and bonus.

(3)	Mr. Potts was elected to the office of Chief Financial Officer effective on October 20, 2000.

(3)	Perquisites included relocation expenses of $131,251, and life, dental and medical insurance costs.

(5)	Each was appointed as an executive officer of the Company on January 22, 2002.

(6)	Options to purchase shares of common stock of the Company.

(7)	Company contributions to the 401(k) plan.

(8)	Options to purchase shares of common stock of Deposition Sciences, Inc. (“DSI”), a subsidiary of the Company.

COMPANY OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants

	Number of	Percent of
	Securities	Total Options	Exercise
	Underlying	Granted to	or Base
	Options	Employees in	Price	Expiration	Grant Date
Name	Granted (#)	Fiscal Year	($/Sh)	Date	Present Value ($)

Wayne R. Hellman	800,000 (1)	74.1%	$.80	6/28/2012	$384,000	(2)
Steven C. Potts	—	—	—	—	—
Lee Bartolomei	30,000 (3)	2.7%	.80	6/28/2012	14,400	(2)
Wayne Platt	90,000 (3)	8.0%	.80	6/28/2012	43,200	(2)
James Schoolenberg	50,000 (3)	4.5%	.80	6/28/2012	24,000	(2)

(1)	This June 28, 2002 grant of non-qualified options will vest one-third each year for three years, subject to acceleration of the vesting of one half of the option shares upon the Company’s Common Stock attaining a market value of $6 per share and of the remaining option shares upon the Company’s Common Stock attaining a market value of $12 per share, in each case as determined by the Company’s Board of Directors or such committee thereof as it may designate.

(2)	The grant date value of the stock options was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility — 78.2%; risk-free interest rate — 3.8%; time of exercise — 4 years; and no dividend yield.

(3)	The options, granted on June 28, 2002 as incentive options and, to the extent the grants to Messrs. Platt and Schoolenberg exceeded the limitation on incentive stock options under Section 422(d) of the Internal Revenue Code, non-qualified options, will vest 25% after one year, 35% after two years and 40% after three years.

AGGREGATED COMPANY OPTION EXERCISES IN LAST FISCAL YEAR
AND 2002 FISCAL YEAR END COMPANY OPTION VALUES

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares		Options at Fiscal		In-the-Money Options
	Acquired on	Value	Year-End (#)		at Fiscal Year-End ($)
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable		Exercisable/Unexercisable

Wayne R. Hellman	—	—	20,000/	980,000	*
Steven C. Potts	—	—	12,500/	37,500	*
Lee Bartolomei	—	—	--- /	30,000	*
Wayne Platt	—	—	20,300/	158,000	*
James Schoolenberg	—	—	--- /	118,000	*
*	None of the unexercised options held were in-the-money at fiscal year-end.

DEPOSITION SCIENCES, INC. OPTION EXERCISES
IN LAST FISCAL YEAR AND 2002 FISCAL YEAR END
DEPOSITION SCIENCES INC. OPTION VALUES

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares		Options at Fiscal		In-the-Money Options
	Acquired on	Value	Year-End (#)		at Fiscal Year-End ($)
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable		Exercisable/Unexercisable

Wayne R. Hellman	—	—	--- /	750,000	*
Steven C. Potts	—	—	--- /	15,000	*
Lee Bartolomei	—	—	777,777 /	222,223	*
Wayne Platt	—	—	--- /	25,000	*
James Schoolenberg	—	—	--- /	25,000	*
*	All of DSI’s issued and outstanding stock is held by the Company. There is no meaningful basis on which to establish a market value per share for purposes of determining whether or the extent to which the unexercised options held were in-the-money at fiscal year-end.

COMPENSATION OF DIRECTORS

All directors of the Company receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. In addition, through December 31, 2001, the nonemployee directors were compensated $2,500 for each meeting of the full Board attended. Such directors were entitled to a minimum of $10,000 in fiscal 2001 if they attend 75% or more meetings of the Board and committees to which they belong or any committee. Effective January 1, 2002, the nonemployee directors are compensated at $12,000 per year (which was prorated for fiscal 2002), payable in cash or Company common stock, and $1,000 for each meeting of the full Board or committee attended. No director who is an employee of the Company receives separate compensation for services rendered as a director. Each of the nonemployee directors of the Company was granted options to purchase 15,000 shares of Company Common Stock in 1995 and 1996. Also, upon appointment or reelection, each of the nonemployee directors of the Company receives an option grant under the 1998 Incentive Award Plan equal to 5,000 shares for each year in the director’s term. Non-employee directors serving on the Executive Committee receives additional compensation of $1,000 per day for attendance at Executive Committee meetings or time spent on Executive Committee matters.

In December 1995, the Company granted options to purchase 9,600 shares of Common Stock at $10.00 per share under the Incentive Award Plan to each of its then nonemployee directors (including current directors Beam and Filson), all of which are currently exercisable. In June 1996, the Company granted options to purchase 15,000 shares of Common Stock at $17.00 per share under the Incentive Award Plan to Mr. Tunstall upon appointment to the Board of Directors, all of which options are currently exercisable. In June 1996, nonemployee directors Beam and Filson were each granted options to purchase an additional 5,400 shares at an exercise price of $17.00 per share, all of which options are currently exercisable. In September 1997, Mr. Filson was granted an option to purchase 30,000 shares of Common Stock at $23.75 per share, which option is currently exercisable. In February 2000, Dr. Breen and Mr. Tunstall were each granted options to purchase 15,000 shares of Common Stock at $6.50 per share, 9,000 of each of which are currently exercisable; and Messrs. Fisi and Beam were each granted options to purchase 5,000 shares at $6.50 per share, 3,000 of which are currently exercisable. In January 2001, Messrs. Beam and Fisi were each granted options to purchase 15,000 shares of Common Stock at $6.094 per share, 3,750 of each of which are currently exercisable. In April 2002, Messrs. Filson and Mohn were each granted options to purchase 15,000 shares of Common Stock at $1.15 per share.

Concurrently, Messrs. Beam and Tunstall were each granted options to purchase 15,000 shares of Common Stock at $1.15 per share in connection with their respective appointments as the chairmen of the Audit and Compensation Committees, and Mr. Beam was granted an option to purchase 35,000 shares of Common Stock in connection with his appointment as a member of the Executive Committee. No portion of these April 2002 option grants is currently exercisable. No additional director options become exercisable within the 60 days of August 31, 2002. Each grant was made at the market price of the Company’s Common Stock on the date of grant. Each option vests 25% in the first year, 35% in the second year, and 40% in the third year from the date of grant. In connection with his appointment as Chairman of the Executive Committee of the Company’s Board of Directors, Dr. Breen was granted options to purchase 150,000 shares of Common Stock on January 22, 2002 at a price of $1.55, of which options on 75,000 shares vested on July 23, 2002 and on the remaining 75,000 shares vest on January 23, 2003.

In fiscal 2002, Mr. Filson provided consulting services to the Company and received fees in the amount of $101,443. In fiscal 2002, Mr. Fisi earned consulting fees from the Company for services under his December 31, 1999 consulting agreement with the Company and for additional consulting services beyond the scope of that engagement in an aggregate amount of $132,500. Mr. Fisi has agreed to provide consulting services to the Company in fiscal 2003 for a fee of $93,000, subject to increase for consulting services beyond those to be rendered under his consulting agreement.

EMPLOYMENT AGREEMENTS

Mr. Hellman is a party to an Employment Agreement with the Company. The Employment Agreement had an initial term expiring December 31, 1998 but was extended through December 31, 2003 in fiscal 1999. Through this Employment Agreement, Mr. Hellman is entitled to receive annual base compensation of $195,000. In addition, Mr. Hellman will be entitled to receive a bonus in amounts determined by the Compensation Committee. This Employment Agreement provides for annual increases in the annual base compensation as determined by the Compensation Committee during the term of this Employment Agreement. During fiscal 2002, Mr. Hellman’s annual base compensation was set at $250,000. Mr. Hellman’s base compensation for fiscal year 2003 is currently $250,000. Under this Employment Agreement, Mr. Hellman participates in Company sponsored life, health and disability insurance coverage. Pursuant to this Employment Agreement, Mr. Hellman has agreed not to compete with the Company for a period of two years after termination of employment.

Mr. Potts is a party to an agreement with the Company, pursuant to which the Company will employ Mr. Potts through January 14, 2003, at his current salary of $190,000 per year, unless Mr. Potts accepts other employment prior to that date. In addition, Mr. Potts will be entitled to salary continuation for a period of up to six months thereafter, or, if earlier, until Mr. Potts accepts other employment. Mr. Potts is also entitled to reimbursement of certain expenses and payment for accrued, unused vacation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors requires a majority to be independent directors. During fiscal 2002, this Committee consisted of Messrs. Tunstall, Filson and Gonzalez. Mr. Filson was a consultant to the Company during fiscal 2002 and received consulting fees of $101,443.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain aggregated information with respect to the Company compensation plans under which Company equity securities were authorized for issuance as of the end of the Company’s last fiscal year. Information with respect to the Company equity securities issuable to employees electing to invest therein through the Company’s 401(k) plan is not required to be included and is not reflected in the totals presented. The Company securities issuable under all of the plans reflected in the table consist of shares of its Common Stock, and each of such plans has been previously approved by the Company’s shareholders.

	Number of Securities to	Weighted-Average	Number of Securities
	be Issued upon Exercise	Exercise Price of	Remaining Available for
	of Options, Warrants	Options, Warrants and	Future Issuance under
Plan Category	and Rights Outstanding	Rights Outstanding	Equity Compensation Plans*

Equity compensation plans approved by security holders	3,255,047	$8.17	708,885
Equity compensation plans not approved by security holders	**	**	**
Total	3,255,047	$8.17	708,885
*	The number of securities shown in this column includes 163,461 shares which were available at June 30, 2002 for issuance under the Company’s employee stock purchase plan after giving effect to the employee purchases thereunder through the June 2002 monthly plan purchase period. The plans (other than the employee stock purchase plan) under which the balance of the securities shown are issuable provide for their issuance in the form of either (as determined by the Compensation Committee of the Company’s Board of Directors with respect to each award or grant) awards of restricted stock or upon the exercise of stock options granted under such plans. The number of securities listed in this column as remaining available for future plan issuances is exclusive of the number of securities listed in the first column as issuable under outstanding options, warrants and rights.

**	The Company does not have any compensation plans under which its equity securities are authorized for issuance that have not been approved by its shareholders.

CERTAIN HOLDERS OF VOTING SECURITIES

The following table sets forth information regarding the ownership of the Company’s Common Stock as of August 31, 2002, by each of the continuing directors and executive officers of the Company, by each person or group known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Stock, and by all directors and executive officers of the Company as a group.

			Shares Beneficially Owned (2)

			Percent of	Percent of
Name and Address (1)	Number		Class	Voting Power

Wayne R. Hellman (3)	1,970,795	(5)	8.2%	7.3%
Steven C. Potts	12,500		*	*
Francis H. Beam	30,750		*	*
John E. Breen	84,000		*	*
Theodore A. Filson	45,000		*	*
Louis S. Fisi (4)	126,490		*	*
John Gonzalez	—		*	*
James E. Mohn	—		*	*
A Gordon Tunstall	24,000		*	*
Lee Bartolomei	294,692	(5)	1.2%	1.1%
Wayne Platt	20,300		*	*
James Schoolenberg	15,681	(5)	*	*
All Directors and Executive Officers as a Group (12 persons) (3)(4)	2,505,302	(5)	10.5%	9.3%
General Electric Company (6)	4,475,351		16.8%	16.8%
Alan J. Ruud (7)	3,637,000		15.4%	13.7%
*	Less than one percent

(1)	The business address of each of Messrs. Hellman, Fisi, Potts, Beam, Filson, Gonzalez, Mohn and Platt and Dr. Breen is 32000 Aurora Road, Solon, Ohio 44139; and Mr. Tunstall— Tunstall Consulting, Inc., 13153 North Dale Mabry, Suite 200, Tampa, Florida, 33618. The business address of General Electric Company (“GE”) is 3135 Easton Turnpike, Fairfield, CT 06431. The business address of Mr. Ruud is Ruud Lighting, Inc., 9201 Washington Avenue, Racine, Wisconsin 53406. The business address for Mr. Bartolomei is Deposition Sciences, Inc., 3300 Coffey Lane, Santa Rosa, CA 95403. The business address for Mr. Schoolenberg is APL Engineered Materials Inc., 2401 N. Willow Road, Urbana, IL 61801.

(2)	Shares beneficially owned include the following shares which may be acquired within 60 days of August 31, 2002 by exercise of options granted pursuant to the incentive award plans: Mr. Hellman — 20,000; Mr. Fisi — 6,750; Mr. Potts — 12,500; Mr. Beam — 21,750; Dr. Breen — 84,000; Mr. Filson — 45,000; Mr. Tunstall — 24,000; and Mr. Platt — 20,300. Shares beneficially owned by GE include 3,045,761 shares of Common Stock which may be acquired by GE at any time upon conversion of the Series A Stock. Percentage ownership is calculated on the basis of shares outstanding, plus shares which may be acquired within 60 days of August 31, 2002 upon exercise or conversion by the named holder of options, warrants and Series A Stock. Percentage voting power is calculated on the same basis as percentage ownership, except the calculation includes for all holders the voting power of the Series A Stock.

(3)	Includes 601,520 shares owned by Mr. Hellman individually; 125,000 shares owned by a limited liability company (“Hellman Ltd.”) of which Mr. Hellman is the manager and as to which Mr. Hellman has sole voting and investment power; and 1,200,771 shares beneficially owned by certain shareholders of the Company formerly held under a voting trust which expires in 2009 (the “Trust”) and as to which Mr. Hellman holds an irrevocable proxy. These shares are referred to herein as the “Trust Shares.” The Trust Shares include all shares individually owned by Mr. Fisi, Mr. Brian Hellman and Mr. Juris Sulcs and Ms. Christine Hellman, Ms. Lisa Barry and Ms. Mary Sarver. Pursuant to the terms of the Trust and the irrevocable proxies, Mr. Wayne Hellman is empowered to vote the Trust Shares for all purposes at his sole discretion, but is not provided with investment power with respect to the Trust Shares. Beneficial owners of the Trust Shares may remove the shares from the Trust or release the shares from the irrevocable proxy, as the case may be, to effect a bona fide sale free of the restrictions of the Trust. All share distributions on account of the Trust Shares become subject to the Trust, and all cash and other nonshare distributions on account of the Trust Shares are to be paid over to the grantors of the Trust. The expiration of the Trust may be accelerated under certain circumstances. Mr. Hellman does not receive any compensation for serving as voting trustee of the Trust. Mr. Hellman has granted to the GE irrevocable proxies with respect to shares owned by him individually and by Hellman, Ltd. and with respect to the Trust Shares. The proxies will be effective only if the Company fails to maintain a ratio of earnings before interest, taxes, depreciation and amortization to interest charges of 2:1 for any two-quarter measurement period and if certain other conditions are met. Also includes shares beneficially owned by Mr. Hellman’s wife as to which Mr. Hellman disclaims beneficial ownership, consisting of 11,818 shares owned and 10,750 shares subject to options exercisable within 60 days of August 31, 2002.

(4)	119,740 individually owned shares are Trust Shares subject to voting control by Mr. Hellman.

(5)	Includes 936, 3,928, and 3,045 shares received pursuant to the Company 401(k) plan for Messrs. Hellman, Bartolomei and Schoolenberg, respectively.

(6)	Consists of 1,429,590 shares of Common Stock held by GE plus 3,045,761 shares issuable upon conversion of the Series A Stock held by GE. GE owns 100% of the issued and outstanding shares of Series A Stock.

(7)	Includes 2,139,857 shares of Common Stock owned by Mr. Ruud individually and 1,497,143 shares of Common Stock which are subject to the terms of a voting trust agreement dated January 2, 1998 (the “Voting Trust”) or an irrevocable proxy similar to the irrevocable proxies held by Mr. Hellman, discussed above (collectively, the “Voting Trust Shares”). The purpose of the Voting Trust Agreement and proxies is to provide Mr. Ruud with the power to vote all of the 1,497,143 shares of Common Stock held by the signatories to the Voting Trust Agreement. The Voting Trust Shares include all shares individually owned by Messrs. Donald Wandler, Theodore O. Sokoly, Christopher A. Ruud, and Ms. Cynthia A. Johnson. Mr. Ruud has granted to GE proxies with respect to shares owned by him individually and with respect to the Voting Trust Shares. These proxies will be effective only if the Company fails to maintain a ratio of earnings before interest, taxes, depreciation and amortization to interest charges of 2:1 for any two-quarter measurement period and if certain other conditions are met.

Item 13. Certain Relationships and Related Transactions

CERTAIN TRANSACTIONS WITH DIRECTORS, OFFICERS AND SHAREHOLDERS

The Company was formed on May 19, 1995, and acquired ownership, primarily by merger (the “Combination”) of 17 affiliated operating corporations that were previously under common ownership and management (the “Predecessors”). On September 15, 1995, one of the Predecessors transferred its nonlamp assets to H&F Five, Inc., a company owned by Messrs. Hellman, Fisi and certain other employees of the Company, for a demand promissory note from H&F Five, Inc. in the amount of $200,000 bearing interest at 8.5% per annum. Total principal and accrued interest at June 30, 2002 was $322,000, which was the largest amount outstanding at any time during fiscal 2002.

Mr. Filson provided consulting services to the Company during fiscal 2002 through December 31, 2001, for which he received fees in the amount of $101,443. Mr. Filson’s consulting services included taking an active role in sales/marketing through the development of key customer relationships, obtaining commitments from customer companies to introduce new lighting products that include ADLT components and the establishment of major sales agreements. Mr. Filson’s services during fiscal 2002 also encompassed other activities, including joint venture activities and recruitment of key personnel.

In fiscal 2002, Mr. Fisi earned consulting fees from the Company for services under his December 31, 1999 consulting agreement with the Company and for additional consulting services beyond the scope of that engagement in an aggregate amount of $132,500. Mr. Fisi has agreed to provide consulting services to the Company in fiscal 2003 for a fee of $93,000 per fiscal year, subject to increase for consulting services beyond those to be rendered under his consulting agreement. The consulting services have consisted of assistance to the Company on special projects.

Pursuant to a loan agreement dated October 8, 1998, as amended, between the Company and Mr. Hellman, its Chairman and Chief Executive Officer (the “Hellman Loan Agreement”), the Company has loaned $12,789,350 to Mr. Hellman. The loans were made following approval by the Company’s Board of Directors (Messrs. Hellman and Fisi did not participate in the deliberations). The proceeds of the loans were used to reduce the outstanding principal balance of a margin account loan, which was originally secured by 2,053,070 shares of Company Common Stock owned by Mr. Hellman and Hellman Ltd. (the “Hellman Personal Shares”). The margin loans were fully repaid in the quarter ended March 31, 2002. In connection with the original loan, the Board asked for and received Mr. Hellman’s agreement to extend the term of his employment agreement to December 31, 2003. The Hellman Loan Agreement prohibits Mr. Hellman from encumbering the Hellman Personal Shares in any manner without consent of the Board’s representative. Mr. Hellman has paid accrued interest of $720,000 on the loan through October 6, 1999. Loans under the Hellman Loan Agreement included loans of $1,004,350 in fiscal 2002. At June 30, 2002, the total amount of the loan, including accrued interest, was $14,818,623.

On July 26, 2002, the Board and Mr. Hellman executed an amendment to the Hellman Loan Agreement implementing the agreement in principle reached in January 2002 to extend the maturity of the loan to July 31, 2007. Under the terms of the amendment, Mr. Hellman will sell certain assets in an orderly manner in order to maximize the net proceeds, which will be used to pay a portion of the loan. Mr. Hellman will continue his 10b5-1 plan to sell shares he now owns pursuant to Rule 144 when the stock price exceeds $15. In addition, Mr. Hellman will be expected to apply after-tax cash bonuses earned from the Company toward repayment of the loan. Interest on the loan in the future will accrue at the same rate which the Company pays on its revolving credit facility. The loan will be repayable immediately if Mr. Hellman ceases to be employed by the Company as a result of his voluntary resignation or termination for cause. The Board of Directors reserved the right to demand payment of the loan if the Company requires the payment to prevent an unacceptable strain on cash resources.

Diane Hellman, Mr. Hellman’s wife, has served the Company in various marketing positions since 1985, and currently serves as Executive Vice President of Sales and Logistics. In fiscal 2002, Mrs. Hellman’s salary, benefits and perquisites were $154,642. Matthew Mazzola, Mrs. Hellman’s son, serves as Quotations Manager for the Company’s Venture Lighting International, Inc. subsidiary (“Venture Lighting International”). In fiscal 2002, Mr. Mazzola’s salary, benefits and perquisites were $65,450. Josh Barry, Mr. Hellman’s son-in-law, serves the Company as Technical Leader for Venture Lighting International. In fiscal 2002, Mr. Barry’s salary, benefits and perquisites were $82,057. Michael Tommervik, Mr. Bartolomei’s stepson, serves the Company as Process Engineer for its Deposition Sciences, Inc. subsidiary. In fiscal 2002, Mr. Tommervik’s salary, benefits and perquisites were $63,152.

The Company had sales to General Electric Company, which holds a beneficial interest in the Common Stock of the Company in excess of 5% and 100% of the Company’s Series A Stock. The sales consisted primarily of materials, lamps and lamp components, totaling $5,903,000 in fiscal 2002, $7,575,000 in fiscal 2001 and $7,869,000 in fiscal 2000. The Company purchased lamps and raw materials from GE totaling $3,353,000 in fiscal 2002, $9,396,000 in fiscal 2001 and $13,928,000 in fiscal 2000.

On December 12, 2001, the Company completed the sale of its fixture subsidiaries, Ruud Lighting, Inc., Kramer Lighting, Inc. and Ruud Lighting Europe (collectively, the “Former Fixture Subsidiaries”), to an investor group led by Alan J. Ruud. From January 1998 until the time of the transaction, Mr. Ruud was a director of the Company and served as Vice Chairman and Chief Operating Officer of the Company and holds in excess of 5% of the Company’s outstanding common stock. Mr. Ruud’s individual interest is approximately 51% of the investor group’s interest. The investor group includes Mr. Ruud’s two children. The Former Fixture Subsidiaries’ assets consisted primarily of manufacturing equipment, inventory and accounts receivable and the Ruud Lighting manufacturing facility located in Racine, Wisconsin.

Under the terms of the transaction, the consideration paid for these fixture subsidiaries was $28,000,000 in cash (adjusted dollar for dollar to reflect the amount of any changes in net working capital and funded indebtedness between September 2, 2001 and December 3, 2001) plus a $3,000,000 subordinated note from Ruud Lighting, Inc. and subordinated notes from each member of the investor group, aggregating an additional $3,000,000. In addition, the Company was relieved of its obligations regarding the funded debt of the fixture subsidiaries, in an amount equal to approximately $9,000,000. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of approximately $2,500,000 in the cash received at closing. These preliminary estimates are subject to a review process under the agreement.

The notes from Ruud Lighting, Inc. and the investor group have a five year term. Principal and interest are payable at maturity. The notes bear interest at 8%, compounded semi-annually. At June 30, 2002, the outstanding principal and accrued interest under these notes totaled $6,268,000. With regard to the notes from the investor group, the Company may require, at any time prior to December 5, 2002, that the investors deliver Company common stock in satisfaction of the notes at the rate of one share of Company common stock for each $2 in principal amount. The indenture governing the Company’s 8% Senior Notes currently prohibits the acquisition by the Company of its common stock. If that restriction lapses, or the Company receives the required consent from its Senior Noteholders, prior to December, 2002, the Company expects to exercise its right to acquire 1,500,000 shares of its common stock as payment in full for the investors’ notes. The Company has no assurance that it will be able to exercise its right to acquire these shares.

The consideration was arrived at following negotiations between Messrs. Hellman and Potts and advisors of the Company and Mr. Ruud and his advisors, based on two guiding principles: the purchase price would have to be at least fair market value and the Company would receive consideration of cash and shares of common stock (in addition to cash consideration, the Company issued 3,000,000 shares of its common stock in connection with the Company’s acquisition of Ruud Lighting, Inc. in 1998). Since the Company was unable to take its common stock from the investor group as a portion of the consideration, the investor group agreed to make shares available as payment for the purchase notes delivered at closing. In the parties’ original letter of intent, signed September 20, 2001, the transaction involved cash consideration of approximately $32,000,000 (subject to the same adjustments described above), with $6,000,000 in purchase notes, subject to payment with 3,000,000 shares of Company common stock. In mid-October, Mr. Ruud informed the Company that he would be unable to finance the transaction originally contemplated, and negotiations resumed, which resulted in the revised transaction terms described above. In addition to the changes in the payment terms described, the Company was permitted to retain the real property used by Kramer Lighting, Inc. Upon sale of the facility, Ruud Lighting, Inc. is entitled to one-third of the net proceeds, up to $500,000. The Company’s Board of Directors considered the alternatives to the Company regarding the fixture subsidiaries at meetings, including meetings on October 25 and 29 and November 20, 2001. After lengthy consideration and consultation with advisors to the Company, the Board of Directors approved the final terms of the transaction at the special meeting held November 20, 2001.

During the remainder of fiscal 2002 following the sale, the Company had sales to the Former Fixture Subsidiaries totaling $4,134,000, consisting primarily of lamps and power supplies, and purchased fixtures from the Former Fixture Subsidiaries totaling $1,500,000.

The Company does not intend to enter into any material transaction with officers or directors, or their family members, without the approval of a majority of the disinterested directors in the future. All above-described transactions since March 1997 were approved by a majority of disinterested directors except Mr. Filson’s consulting service fees and the employment and compensation of the Hellman and Bartolomei family members.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2). The following consolidated financial statements of Advanced Lighting Technologies, Inc. are included in Item 8:

Report of Grant Thornton LLP, Independent Auditors
Consolidated Balance Sheets as of June 30, 2002 and 2001
Consolidated Statements of Operations for the Years Ended June 30, 2002, 2001 and 2000
Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

Financial Statement Schedules:

(2)  The following Financial Statement Schedules are included in Item 14(d):

None. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)  List of Exhibits (Exhibits available upon request)

		Previous Filing
		If
Exhibit		Incorporated
Number	Description	by Reference

2.1	Stock Redemption and Purchase Agreement Among Advanced Lighting Technologies, Inc., Ruud Lighting, Inc., and Alan J. Ruud, Susan Ruud, Theodore O. Sokoly, Christopher A. Ruud and Cynthia A. Johnson dated November 14, 2001.	(18)

2.2	First Amendment to Stock Redemption and Purchase Agreement dated December 12, 2001.	(18)

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995.

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997.

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999 (Form 10-Q/A Exhibit 3.2)	(8)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000.	(11)

			Previous Filing
			If
Exhibit			Incorporated
Number		Description	by Reference

3.5		Code of Regulations	(1)

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.2		Form of Stock Certificate for Common Stock of Advanced Lighting Technologies, Inc (Form 10-K Exhibit 4.2)	(11)

4.3		Indenture between Advanced Lighting Technologies, Inc. and The Bank of New York, as Trustee, dated as of March 18, 1998 (Form 10-Q/A Exhibit 4.3)	(3)

4.4		Registration Rights Agreement between Advanced Lighting Technologies, Inc. and Morgan Stanley & Co., Incorporated dated as of March 18, 1998 (Form S-4 Exhibit 4.2)	(2)

4.5		Form of Security for 8% Senior Notes due 2008 originally issued by Advanced Lighting Technologies, Inc. on March 18, 1998 (Form S-4 Exhibit 4.3)	(2)

4.6		Form of Security for 8% Senior Notes due 2008 issued by Advanced Lighting Technologies, Inc. and registered under the Securities Act of 1933 (Form S-4 Exhibit 4.4)	(2)

4.7		First Supplemental Indenture dated September 25, 1998 between Advanced Lighting Technologies, Inc. and The Bank of New York amending the Indenture dated March 18, 1998 (Form 10-Q/A No. 2 Exhibit 4.1)	(5)

4.8		Registration Rights Agreement dated as of September 30, 1999 by and between Advanced Lighting Technologies, Inc. and General Electric Company (Form 10-Q/A Exhibit 4.2)	(5)

9.1		Amended and Restated Voting Trust Agreement dated as of October 1, 1999 by and among Wayne R. Hellman, as voting trustee, and the Shareholders listed on Exhibit A thereto (“Hellman Voting Trust”) (Form 10-K Exhibit 9.3)	(11)

9.2		Amended and Restated Voting Trust Agreement dated as of October 1, 1999 among Alan J. Ruud, as voting trustee, and the Shareholders listed on Exhibit A thereto (Schedule 13D Exhibit 1)	(21)

10.1		Management Contracts, Compensatory Plans and Arrangements

	10.1.1	Employment Agreement dated as of January 2, 1998 among Ruud Lighting, Inc., Advanced Lighting Technologies, Inc. and Alan J. Ruud (Form 10-K/A No.2 Exhibit 10.1)	(4)

	10.1.2	Employment Agreement dated as of February 12, 1998 between Advanced Lighting Technologies, Inc. and Nicholas R. Sucic (Form 10-Q/A Exhibit 10.5)	(4)

			Previous Filing
			If
Exhibit			Incorporated
Number		Description	by Reference

	10.1.3	Loan Agreement dated as of October 8, 1998 between Advanced Lighting Technologies, Inc. and Wayne R. Hellman (Form 10-Q/A Exhibit 10.1)	(6)

	10.1.4	Secured Promissory Note of Wayne R. Hellman dated as of October 8, 1998 in the amount of $9,000,000 to Advanced Lighting Technologies, Inc. (Form 10-Q/A Exhibit 10.2)	(6)

	10.1.5	First Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of November 22, 2000 (Form 10-Q Exhibit 10.1)	(6)

	10.1.6	Second Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of March 15, 2001 (Form 10-Q Exhibit 10.1)	(15)

	10.1.7	Third Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of April 25, 2002.

	10.1.8	Amended and Restated Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of October 8, 1998 (Form 10-Q/A Exhibit 10.4)	(6)

	10.1.9	Advanced Lighting Technologies, Inc. Amended and Restated 1995 Incentive Award Plan (Form S-1 Exhibit 10.1 and 10.1/A)	(1)

	10.1.10	Advanced Lighting Technologies, Inc. 1997 Billion Dollar Market Capitalization Incentive Award Plan (Form 10-K/A No. 2 Exhibit 10.11)	(7)

	10.1.11	Advanced Lighting Technologies, Inc. Amended and Restated 1998 Incentive Award Plan (Form 10-K/A No. 2 Exhibit 10.12)	(7)

	10.1.12	Deposition Sciences, Inc. 2001 Equity Incentive Plan (Form 10-Q Exhibit 10.3)	(15)

	10.1.13	Mutual Release and Indemnification Agreement by and between Advanced Lighting Technologies, Inc. and Louis S. Fisi dated as of December 31, 1999 (Form10-Q Exhibit 10.9)	(9)

	10.1.14	Consulting Agreement by and between Advanced Lighting Technologies, Inc. and Louis S. Fisi dated as of December 31, 1999 (Form 10-Q Exhibit 10.10)	(9)

			Previous Filing
			If
Exhibit			Incorporated
Number		Description	by Reference

	10.1.15	Release and Settlement Agreement by and between Advanced Lighting Technologies, Inc. and Steven C. Potts dated as of May 29, 2002.

	10.1.16	Addendum to Release and Settlement Agreement by and between Advanced Lighting Technologies, Inc. and Steven C. Potts dated as of September 6, 2002.

10.2	Credit Facility Agreements

	10.2.1	Credit Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 21, 1999 (Form 10-K/A No. 2 Exhibit 10.13)	(7)

	10.2.2	Market Clearance Side Letter dated May 21, 1999 by and among PNC Bank, National Association, PNC Capital Markets, Inc., Advanced Lighting Technologies, Inc., Ballastronix, Incorporated, Canadian Lighting Systems Holding Incorporated, Parry Power Systems Limited and Venture Lighting Europe Ltd. (Form 10-K/A No. 2 Exhibit 10.18)	(7)

	10.2.3	Side Letter Agreement dated August 5, 1999 by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, PNC Bank, National Association and BankBoston, N.A. relating to the Credit Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated May 21, 1999 (Form 10-Q/A Exhibit 10.1)	(8)

	10.2.4	Assignment of Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and BankBoston, N.A. dated as of August 5, 1999 (Form 10-Q/A Exhibit 10.2)	(8)

	10.2.5	First Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of August 17, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.3)	(8)

			Previous Filing
			If
Exhibit			Incorporated
Number		Description	by Reference

	10.2.6	Second Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of August 18, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.4)	(8)

	10.2.7	Assignment and Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and National City Commercial Finance, Inc. dated as of November 2, 1999 (Form 10-Q Exhibit 10.1)	(9)

	10.2.8	Assignment and Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and Sovereign Bank dated as of November 2, 1999 (Form 10-Q Exhibit 10.2)	(9)

	10.2.9	Third Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of November 2, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.3)	(9)

	10.2.10	Fourth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of February 28, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.1)	(10)

	10.2.11	Fifth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 8, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-K Exhibit 10.19)	(11)

	10.2.12	Sixth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of July 1, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.1)	(13)

			Previous Filing
			If
Exhibit			Incorporated
Number		Description	by Reference

	10.2.13	Seventh Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of March 27, 2001, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.2)	(15)

	10.2.14	Eighth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of June 12, 2001, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-K Exhibit 10.15)	(16)

	10.2.15	Ninth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of September 28, 2001, amending the Credit Agreement	(17)

	10.2.16	Tenth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of December 12, 2001, amending the Credit Agreement	(19)

	10.2.17	Eleventh Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of April 23, 2002, amending the Credit Agreement	(20)

	10.2.18	Twelfth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 13, 2002, amending the Credit Agreement	(20)

10.3	Lease Agreement by and between Macken Associates and Deposition Sciences, Incorporated dated March 2, 2001		(16)

10.4	Agreement dated April 16, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001		(16)

		Previous Filing
		If
Exhibit		Incorporated
Number	Description	by Reference

10.5	Second Amendment to Lease dated June 20, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001	(16)

10.6	Option Agreement to Purchase Real Property dated March 2, 2001 by and between Macken Associates and Deposition Sciences, Incorporated with respect to the premises leased by the second party from the first party pursuant to the Lease Agreement by and between them dated March 2, 2001	(16)

10.7	Agreement dated May 29, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Option Agreement to Purchase Real Property by and between the same parties dated March 2, 2001	(16)

10.8	Stock Purchase Agreement by and between Advanced Lighting Technologies, Inc. and General Electric Company dated as of September 28, 1999 (Form 10-Q/A Exhibit 10.5)	(8)

10.9	Contingent Warrant Agreement dated as of September 30, 1999 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998, as subsequently amended and restated October 1, 2000 (Form 10-Q/A Exhibit 10.6)	(8)

10.10	Amendment to Contingent Warrant Agreement dated as of August 31, 2000 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q/A Exhibit 10.6)	(13)

10.11	Second Amendment to Contingent Warrant Agreement dated as of June 29, 2001 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-K Exhibit 10.24)	(16)

		Previous Filing
		If
Exhibit		Incorporated
Number	Description	by Reference

10.12	Third Amendment to Contingent Warrant Agreement dated as of September 28, 2001 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q Exhibit 10.1)	(17)

10.13	Fourth Amendment to Contingent Warrant Agreement dated as of December 31, 2001 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q Exhibit 10.2)	(19)

10.14	Fifth Amendment to Contingent Warrant Agreement dated as of March 31, 2002 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q Exhibit 10.3)	(20)

10.15	Sixth Amendment to Contingent Warrant Agreement dated as of June 30, 2002 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q/A Exhibit 10.6)

10.16	Lamp Materials Purchase Agreement by and among Advanced Lighting Technologies, Inc., General Electric Company, acting through its GE Lighting business and APL Engineered Materials, Inc. dated as of September 30, 1999 (Form 10-Q/A Exhibit 10.8)	(8)

10.17	Patent and Technical Assistance Agreement by and among Advanced Lighting Technologies, Inc., APL Engineered Materials, Inc. and General Electric Company, acting through its GE Lighting business, dated as of September 30, 1999 (Form 10-Q/A Exhibit 10.9)	(8)

10.18	Series A1 Warrant to Purchase Common Shares of Advanced Lighting Technologies, Inc. issued to General Electric Company dated as of October 6, 1999 (Form 10-Q/A Exhibit 10.7)	(8)

Previous Filing
If
Exhibit		Incorporated
Number	Description	by Reference

10.19	Agency Agreement dated August 31, 2000 among Advanced Lighting Technologies, Inc., Raymond James & Associates, Inc. and Sanders Morris Harris Inc. (Form 8-K Exhibit 1.1)	(12)

12	Statement regarding Computation of Ratios

21	Subsidiaries of the Registrant as of June 30, 2002

23	Consent of Grant Thornton LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to referenced Exhibit in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(2)	Incorporated by reference to referenced Exhibit in Company’s Registration Statement on Form S-4 Registration No. 333-58609 filed July 7, 1998.

(3)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended March 31, 1998 filed on March 15, 1999.

(4)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K/A No. 2 for the Annual Period ended June 30, 1998 filed March 16, 1999.

(5)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A No. 2 for the Quarterly Period ended September 30, 1998 filed March 15, 1999.

(6)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended December 31, 1998 filed March 15, 1999.

(7)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K/A No. 2 for the Annual Period ended June 30, 1999 filed April 25, 2000.

(8)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(9)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1999 filed February 14, 2000.

(10)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended March 31, 2000 filed July 11, 2000.

(11)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(12)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated August 31, 2000 filed September 1, 2000.

(13)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2000 filed November 14, 2000.

(14)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2000 filed February 14, 2001.

(15)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2001 filed May 15, 2001.

(16)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2001 filed September 28, 2001.

(17)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2001 filed November 14, 2001.

(18)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated December 12, 2001, filed December 27, 2001.

(19)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2001 filed February 14, 2002.

(20)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2002 filed May 15, 2002.

(21)	Incorporated by reference to referenced Exhibit to Schedule 13D filed by Alan Ruud, et. al., March 15, 2000.

(b)     Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.

(c)     Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this Report. See Exhibit Index.

(d)     Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: October 15, 2002	By:	/s/ Wayne R. Hellman Wayne R. Hellman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Wayne R. Hellman Wayne R. Hellman	Chief Executive Officer and Director	October 15, 2002

/s/ Steven C. Potts Steven C. Potts	Chief Financial Officer and Treasurer (Chief Accounting Officer)	October 15, 2002

/s/ Francis H. Beam Francis H. Beam	Director	October 15, 2002

/s/ John E. Breen John E. Breen	Director	October 15, 2002

/s/ Theodore A. Filson Theodore A. Filson	Director	October 15, 2002

/s/ Louis S. Fisi Louis S. Fisi	Director	October 15, 2002

/s/ John Gonzalez John Gonzalez	Director	October 15, 2002

/s/ James E. Mohn James E. Mohn	Director	October 15, 2002

/s/ A Gordon Tunstall A Gordon Tunstall	Director	October 15, 2002

CERTIFICATIONS

I, Wayne R. Hellman, certify that:

(1)	I have reviewed this annual report on Form 10-K of Advanced Lighting Technologies, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 15, 2002

/s/ Wayne R. Hellman Wayne R. Hellman Chief Executive Officer

CERTIFICATIONS

I, Steven C. Potts, certify that:

(1)	I have reviewed this annual report on Form 10-K of Advanced Lighting Technologies, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 15, 2002

/s/ Steven C. Potts Steven C. Potts Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBITS TO

FORM 10-K

FOR THE ANNUAL PERIOD ENDED JUNE 30, 2002

ADVANCED LIGHTING TECHNOLOGIES, INC.

EXHIBIT INDEX

		Previous Filing If
Exhibit		Incorporated
Number	Description	by Reference

2.1	Stock Redemption and Purchase Agreement Among Advanced Lighting Technologies, Inc., Ruud Lighting, Inc., and Alan J. Ruud, Susan Ruud, Theodore O. Sokoly, Christopher A. Ruud and Cynthia A. Johnson dated November 14, 2001	(18)

2.2	First Amendment to Stock Redemption and Purchase Agreement dated December 12, 2001	(18)

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999 (Form 10-Q/A Exhibit 3.2)	(8)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(11)

3.5	Code of Regulations	(1)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.2	Form of Stock Certificate for Common Stock of Advanced Lighting Technologies, Inc (Form 10-K Exhibit 4.2)	(11)

4.3	Indenture between Advanced Lighting Technologies, Inc. and The Bank of New York, as Trustee, dated as of March 18, 1998 (Form 10-Q/A Exhibit 4.3)	(3)

4.4	Registration Rights Agreement between Advanced Lighting Technologies, Inc. and Morgan Stanley & Co., Incorporated dated as of March 18, 1998 (Form S-4 Exhibit 4.2)	(2)

4.5	Form of Security for 8% Senior Notes due 2008 originally issued by Advanced Lighting Technologies, Inc. on March 18, 1998 (Form S-4 Exhibit 4.3)	(2)

4.6	Form of Security for 8% Senior Notes due 2008 issued by Advanced Lighting Technologies, Inc. and registered under the Securities Act of 1933 (Form S-4 Exhibit 4.4)	(2)

4.7	First Supplemental Indenture dated September 25, 1998 between Advanced Lighting Technologies, Inc. and The Bank of New York amending the Indenture dated March 18, 1998 (Form 10-Q/A No. 2 Exhibit 4.1)	(5)

			Previous Filing If
Exhibit			Incorporated
Number		Description	by Reference

4.8	Registration Rights Agreement dated as of September 30, 1999 by and between Advanced Lighting Technologies, Inc. and General Electric Company (Form 10-Q/A Exhibit 4.2)		(5)

9.1	Amended and Restated Voting Trust Agreement dated as of October 1, 1999 by and among Wayne R. Hellman, as voting trustee, and the Shareholders listed on Exhibit A thereto (“Hellman Voting Trust”) (Form 10-K Exhibit 9.3)		(11)

9.2	Amended and Restated Voting Trust Agreement dated as of October 1, 1999 among Alan J. Ruud, as voting trustee, and the Shareholders listed on Exhibit A thereto (Schedule 13D Exhibit 1)		(21)

10.1	Management Contracts, Compensatory Plans and Arrangements

	10.1.1	Employment Agreement dated as of January 2, 1998 among Ruud Lighting, Inc., Advanced Lighting Technologies, Inc. and Alan J. Ruud (Form 10-K/A No.2 Exhibit 10.1)	(4)

	10.1.2	Employment Agreement dated as of February 12, 1998 between Advanced Lighting Technologies, Inc. and Nicholas R. Sucic (Form 10-Q/A Exhibit 10.5)	(4)

	10.1.3	Loan Agreement dated as of October 8, 1998 between Advanced Lighting Technologies, Inc. and Wayne R Hellman (Form 10-Q/A Exhibit 10.1)	(6)

	10.1.4	Secured Promissory Note of Wayne R. Hellman dated as of October 8, 1998 in the amount of $9,000,000 to Advanced Lighting Technologies, Inc. (Form 10-Q/A Exhibit 10.2)	(6)

	10.1.5	First Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of November 22, 2000 (Form 10-Q Exhibit 10.1)	(6)

	10.1.6	Second Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of March 15, 2001 (Form 10-Q Exhibit 10.1)	(15)

	10.1.7	Third Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of April 25, 2002

	10.1.8	Amended and Restated Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of October 8, 1998 (Form 10-Q/A Exhibit 10.4)	(6)

			Previous Filing If
Exhibit			Incorporated
Number		Description	by Reference

	10.1.9	Advanced Lighting Technologies, Inc. Amended and Restated 1995 Incentive Award Plan (Form S-1 Exhibit 10.1 and 10.1/A)	(1)

	10.1.10	Advanced Lighting Technologies, Inc. 1997 Billion Dollar Market Capitalization Incentive Award Plan (Form 10-K/A No. 2 Exhibit 10.11)	(7)

	10.1.11	Advanced Lighting Technologies, Inc. Amended and Restated 1998 Incentive Award Plan (Form 10-K/A No. 2 Exhibit 10.12)	(7)

	10.1.12	Deposition Sciences, Inc. 2001 Equity Incentive Plan (Form 10-Q Exhibit 10.3)	(15)

	10.1.13	Mutual Release and Indemnification Agreement by and between Advanced Lighting Technologies, Inc. and Louis S. Fisi dated as of December 31, 1999 (Form10-Q Exhibit 10.9)	(9)

	10.1.14	Consulting Agreement by and between Advanced Lighting Technologies, Inc. and Louis S. Fisi dated as of December 31, 1999 (Form 10-Q Exhibit 10.10)	(9)

	10.1.15	Release and Settlement Agreement by and between Advanced Lighting Technologies, Inc. and Steven C. Potts dated as of May 29, 2002

	10.1.16	Addendum to Release and Settlement Agreement by and between Advanced Lighting Technologies, Inc. and Steven C. Potts dated as of September 6, 2002

10.2	Credit Facility Agreements

	10.2.1	Credit Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 21, 1999 (Form 10-K/A No. 2 Exhibit 10.13)	(7)

	10.2.2	Market Clearance Side Letter dated May 21, 1999 by and among PNC Bank, National Association, PNC Capital Markets, Inc., Advanced Lighting Technologies, Inc., Ballastronix, Incorporated, Canadian Lighting Systems Holding Incorporated, Parry Power Systems Limited and Venture Lighting Europe Ltd. (Form 10-K/A No. 2 Exhibit 10.18)	(7)

			Previous Filing If
Exhibit			Incorporated
Number		Description	by Reference

	10.2.3	Side Letter Agreement dated August 5, 1999 by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, PNC Bank, National Association and BankBoston, N.A. relating to the Credit Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated May 21, 1999 (Form 10-Q/A Exhibit 10.1)	(8)

	10.2.4	Assignment of Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and BankBoston, N.A. dated as of August 5, 1999 (Form 10-Q/A Exhibit 10.2)	(8)

	10.2.5	First Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of August 17, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.3)	(8)

	10.2.6	Second Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of August 18, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.4)	(8)

	10.2.7	Assignment and Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and National City Commercial Finance, Inc. dated as of November 2, 1999 (Form 10-Q Exhibit 10.1)	(9)

	10.2.8	Assignment and Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and Sovereign Bank dated as of November 2, 1999 (Form 10-Q Exhibit 10.2)	(9)

	10.2.9	Third Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of November 2, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.3)	(9)

			Previous Filing If
Exhibit			Incorporated
Number		Description	by Reference

	10.2.10	Fourth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of February 28, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.1)	(10)

	10.2.11	Fifth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 8, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-K Exhibit 10.19)	(11)

	10.2.12	Sixth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of July 1, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.1)	(13)

	10.2.13	Seventh Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of March 27, 2001, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.2)	(15)

	10.2.14	Eighth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of June 12, 2001, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-K Exhibit 10.15)	(16)

	10.2.15	Ninth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of September 28, 2001, amending the Credit Agreement	(17)

	10.2.16	Tenth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of December 12, 2001, amending the Credit Agreement	(19)

			Previous Filing If
Exhibit			Incorporated
Number		Description	by Reference

	10.2.17	Eleventh Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of April 23, 2002, amending the Credit Agreement	(20)

	10.2.18	Twelfth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 13, 2002, amending the Credit Agreement	(20)

10.3	Lease Agreement by and between Macken Associates and Deposition Sciences, Incorporated dated March 2, 2001		(16)

10.4	Agreement dated April 16, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001		(16)

10.5	Second Amendment to Lease dated June 20, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001		(16)

10.6	Option Agreement to Purchase Real Property dated March 2, 2001 by and between Macken Associates and Deposition Sciences, Incorporated with respect to the premises leased by the second party from the first party pursuant to the Lease Agreement by and between them dated March 2, 2001		(16)

10.7	Agreement dated May 29, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Option Agreement to Purchase Real Property by and between the same parties dated March 2, 2001		(16)

10.8	Stock Purchase Agreement by and between Advanced Lighting Technologies, Inc. and General Electric Company dated as of September 28, 1999 (Form 10-Q/A Exhibit 10.5)		(8)

10.9	Contingent Warrant Agreement dated as of September 30, 1999 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998, as subsequently amended and restated October 1, 2000 (Form 10-Q/A Exhibit 10.6)		(8)

		Previous Filing If
Exhibit		Incorporated
Number	Description	by Reference

10.10	Amendment to Contingent Warrant Agreement dated as of August 31, 2000 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q/A Exhibit 10.6)	(13)

10.11	Second Amendment to Contingent Warrant Agreement dated as of June 29, 2001 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-K Exhibit 10.24)	(16)

10.12	Third Amendment to Contingent Warrant Agreement dated as of September 28, 2001 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q Exhibit 10.1)	(17)

10.13	Fourth Amendment to Contingent Warrant Agreement dated as of December 31, 2001 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q Exhibit 10.2)	(19)

10.14	Fifth Amendment to Contingent Warrant Agreement dated as of March 31, 2002 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q Exhibit 10.3)	(20)

		Previous Filing If
Exhibit		Incorporated
Number	Description	by Reference

10.15	Sixth Amendment to Contingent Warrant Agreement dated as of June 30, 2002 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q/A Exhibit 10.6)

10.16	Lamp Materials Purchase Agreement by and among Advanced Lighting Technologies, Inc., General Electric Company, acting through its GE Lighting business and APL Engineered Materials, Inc. dated as of September 30, 1999 (Form 10-Q/A Exhibit 10.8)	(8)

10.17	Patent and Technical Assistance Agreement by and among Advanced Lighting Technologies, Inc., APL Engineered Materials, Inc. and General Electric Company, acting through its GE Lighting business, dated as of September 30, 1999 (Form 10-Q/A Exhibit 10.9)	(8)

10.18	Series A1 Warrant to Purchase Common Shares of Advanced Lighting Technologies, Inc. issued to General Electric Company dated as of October 6, 1999 (Form 10-Q/A Exhibit 10.7)	(8)

10.19	Agency Agreement dated August 31, 2000 among Advanced Lighting Technologies, Inc., Raymond James & Associates, Inc. and Sanders Morris Harris Inc. (Form 8-K Exhibit 1.1)	(12)

12	Statement regarding Computation of Ratios

21	Subsidiaries of the Registrant as of June 30, 2002

23	Consent of Grant Thornton LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to referenced Exhibit in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(2)	Incorporated by reference to referenced Exhibit in Company’s Registration Statement on Form S-4 Registration No. 333-58609 filed July 7, 1998.

(3)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended March 31, 1998 filed on March 15, 1999.

(4)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K/A No. 2 for the Annual Period ended June 30, 1998 filed March 16, 1999.

(5)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A No. 2 for the Quarterly Period ended September 30, 1998 filed March 15, 1999.

(6)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended December 31, 1998 filed March 15, 1999.

(7)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K/A No. 2 for the Annual Period ended June 30, 1999 filed April 25, 2000.

(8)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(9)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1999 filed February 14, 2000.

(10)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended March 31, 2000 filed July 11, 2000.

(11)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(12)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated August 31, 2000 filed September 1, 2000.

(13)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2000 filed November 14, 2000.

(14)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2000 filed February 14, 2001.

(15)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2001 filed May 15, 2001.

(16)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2001 filed September 28, 2001.

(17)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2001 filed November 14, 2001.

(18)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated December 12, 2001, filed December 27, 2001.

(19)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2001 filed February 14, 2002.

(20)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2002 filed May 15, 2002.

(21)	Incorporated by reference to referenced Exhibit to Schedule 13D filed by Alan Ruud, et. al., March 15, 2000.