Form 10-Q
period 2002-09-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2002-11-19
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission File Number: 0-27202

ADVANCED LIGHTING TECHNOLOGIES, INC

(Exact name of registrant as specified in its charter)

Ohio	34-1803229

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32000 Aurora Road, Solon, Ohio	44139

(Address of principal executive offices)	(Zip Code)

440 / 519-0500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x     No

There were 23,745,080 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of October 15, 2002.

INDEX

Advanced Lighting Technologies, Inc.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	September 30,	June 30,
	2002	2002

Assets

Current assets:

Cash and cash equivalents	$3,730	$2,874

Trade receivables, less allowances of $1,864 and $1,874	28,964	29,124

Inventories:

Finished goods	15,610	17,873

Raw materials and work-in-process	9,246	8,818

	24,856	26,691

Prepaid expenses	2,674	1,975

Total current assets	60,224	60,664

Property, plant and equipment:

Land and buildings	32,870	32,839

Machinery and equipment	77,225	76,929

Furniture and fixtures	17,346	16,709

Assets held for sale	3,325	4,557

	130,766	131,034

Less accumulated depreciation	31,087	29,535

	99,679	101,499

Receivables from related parties	7,807	7,982

Investments in affiliates	10,265	10,264

Other assets	6,068	5,842

Intangible assets	3,124	3,191

Excess of cost over net assets of businesses acquired, net	4,278	4,258

	$191,445	$193,700

Liabilities and shareholders’ equity

Current liabilities:

Short-term debt and current portion of long-term debt	$3,866	$4,113

Accounts payable	14,664	15,485

Payables to related parties	421	452

Employee-related liabilities	3,197	2,788

Accrued income and other taxes	451	180

Other accrued expenses	11,808	8,901

Senior unsecured 8% notes, due March 2008, in default	100,000	100,000

Bank Credit Facility, in default	25,959	28,218

Total current liabilities	160,366	160,137

Long-term debt	6,665	7,356

Minority interest	712	635

Preferred stock, $.001 par value, per share; 1,000 shares authorized; 761 Series A convertible redeemable shares issued and outstanding (redemption value — $25,866 at September 30, 2002)	22,989	22,290

Shareholders’ equity Common stock, $.001 par value, 80,000 shares authorized, 23,702 shares issued and outstanding as of September 30, 2002 and 23,588 shares issued and outstanding as of June 30, 2002	24	24

Paid-in-capital	214,175	214,804

Accumulated other comprehensive income (loss)	(3,399)	(2,940)

Loan and interest receivable from officer, less reserve of $7,100	(7,044)	(7,044)

Retained earnings (deficit)	(203,043)	(201,562)

	713	3,282

	$191,445	$193,700

         See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share dollar amounts)

	Three Months Ended
	September 30,

	2002	2001

Net Sales	$34,292	$51,890

Costs and expenses:

Cost of Sales	20,965	33,990

Marketing and selling	6,166	10,090

Research and development	2,382	2,837

General and administrative	3,233	4,345

Provision for loan impairment	—	4,600

Gain on settlement of lawsuit	—	(554)

Gain on sale of property	(62)	—

Special charges	—	9,009

Amortization of intangible assets	85	84

Income (loss) from operations	1,523	(12,511)

Other income (expense):

Interest expense	(2,789)	(3,093)

Interest income	138	26

Income (loss) from investments	1	(66)

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	(1,127)	(15,644)

Income tax expense (benefit)	277	(26)

Income (loss) before minority interest and cumulative effect of accounting change	(1,404)	(15,618)

Minority interest in income of consolidated subsidiary	(77)	(39)

Income (loss) before cumulative effect of accounting change	(1,481)	(15,657)

Cumulative effect of accounting change	—	(71,171)

Net income (loss)	$(1,481)	$(86,828)

Earnings (loss) per share— basic and diluted:

Income (loss) before cumulative effect of accounting change	$(.18)	$(.70)

Cumulative effect of accounting change	—	(3.05)

Net income (loss)	$(.18)	$(3.75)

Weighted average shares outstanding:

Basic and diluted	23,628	23,306

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Three Months Ended September 30, 2002
(in thousands)

						Loan and
					Accumulated	Interest
					Other	Receivable	Retained	Common
	Preferred	Common Stock		Paid-In	Comprehensive	From	Earnings	Shareholders'
	Stock	Shares	Par Value	Capital	Income(Loss)	Officer	(Deficit)	Equity	Total

Balance at July 1, 2002	$22,290	23,588	$24	$214,804	$(2,940)	$(7,044)	$(201,562)	$3,282	$25,572

Net income (loss)	—	—	—	—	—	—	(1,481)	(1,481)	(1,481)

Preferred shares accretion	699	—	—	(699)	—	—	—	(699)	—

Warrant to be issued to General Electric Company	—	—	—	—	—	—	—	—	—

Stock purchases by employees	—	24	—	14	—	—	—	14	14

Stock issued pursuant to employee benefit plan	—	90	—	56	—	—	—	56	56

Foreign currency translation adjustment	—	—	—	—	(459)	—	—	(459)	(459)

Balance at September 30, 2002	$22,989	23,702	$24	$214,175	$(3,399)	$(7,044)	$(203,043)	$713	$23,702

         See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	September 30,

	2002	2001

Operating activities

Net income (loss)	$(1,481)	$(86,828)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	1,586	2,187

Amortization	85	84

Provision for doubtful accounts	37	124

Loss (income) from investments	(1)	66

Gain on sale of property	(62)	—

Cumulative effect of accounting change	—	71,171

Special charges	—	4,337

Provision for loan impairment	—	4,600

Changes in operating assets and liabilities:

Trade receivables	122	(1,279)

Inventories	1,834	(39)

Prepaids and other assets	(1,088)	952

Accounts payable and accrued expenses	2,641	(4,140)

Liabilities related to special charges	(77)	4,788

Other	(205)	732

Net cash provided by (used in) operating activities	3,391	(3,245)

Investing activities

Capital expenditures	(1,188)	(4,266)

Net proceeds from sale of investment	300	—

Net proceeds from sale of real estate	1,326	—

Net cash provided by (used in) investing activities	438	(4,266)

Financing activities

Proceeds from revolving credit facility	23,717	53,425

Payments of revolving credit facility	(25,083)	(42,300)

Proceeds from long-term debt	—	84

Payments of long-term debt and capital leases	(1,677)	(3,155)

Loan to officer	—	(970)

Issuance of common stock	70	178

Net cash provided by (used in) financing activities	(2,973)	7,262

Increase (decrease) in cash and cash equivalents	856	(249)

Cash and cash equivalents, beginning of period	2,874	3,652

Cash and cash equivalents, end of period	$3,730	$3,403

Supplemental cash flow information

Interest paid	$626	$5,120

Income taxes paid	33	18

Capitalized interest	107	296

         See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002
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

B. Ability to Continue Operations

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In fiscal 2002, the Company incurred a loss from operations of $(15,458) and, at June 30, 2002, was in default on its fourth quarter fixed charge coverage ratio under its Bank Credit Facility. On September 16, 2002, the Company and its bank group entered into a Forbearance Agreement, pursuant to which the bank group agreed to forbear from exercising their remedies under the Bank Credit Facility. The Company was also in default on its first quarter fiscal 2003 fixed charge coverage ratio. The Forbearance Agreement was subsequently amended and extended, allowing the Company access to its existing revolving credit facility and precluding the acceleration of the Bank Credit Facility maturity until at least March 31, 2003. The Forbearance Agreement, as amended, contains various requirements and milestones that must be met by the Company, including the non-payment of its semi-annual interest payment on its 8% Senior Notes, which was due on September 16, 2002, and increasing the interest rate to 2% over the agent bank’s prime rate. Further, the bank group is permitted to terminate the Forbearance Agreement if the Company’s other lenders, including holders of the Company’s 8% Senior Notes take certain actions adverse to the Company. The other requirements of the Forbearance Agreement include engaging an investment banker for advice on restructuring efforts, providing the bank group with increased financial information, and covenants regarding its operations during the forbearance period. Management believes that it will be able to meet these requirements during this forbearance period. Should the Company not meet these requirements, the bank group will be entitled to take legal and other action against the Company, including acceleration of the loans outstanding under the Bank Credit Facility, cessation of future loans under the Bank Credit Facility and/or action to foreclose on the collateral securing those loans. The collateral for these loans includes the accounts receivable, inventory, and machinery and equipment of the Company in the United States, Canada and the United Kingdom.

The Company did not make the September 16, 2002 semi-annual interest payment on its 8% Senior Notes within a 30-day grace period, which resulted in an Event of Default. An Event of Default would also exist under the Indenture if the bank group accelerates the maturity of the loans and if the loans are not repaid or the acceleration is not reversed within a 30-day grace period. If an Event of Default exists under the Indenture, the Trustee may, and upon the instruction of the holders of 25% of the Senior Notes must, declare the entire principal amount of the Senior Notes to be immediately due and payable, and may take any actions to enforce the terms of the Senior Notes. As of November 18, 2002 the Trustee has not taken any actions to enforce the rights of the Senior Note holders. Due to the uncertainty surrounding the acceleration of payment related to the Bank Credit Facility and Senior

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002
(Dollars in thousands, except per share data)

B. Ability to Continue Operations (continued)

Notes, the Company has classified both debt issues to current liabilities in the September 30 and June 30, 2002 balance sheets.

The Company’s Board of Directors has engaged an investment banker to assist the Company in evaluating restructuring and refinancing alternatives. In addition, the Company is in discussions with lenders to refinance its current Bank Credit Facility with a replacement credit facility or other facilities, to more effectively utilize its global assets. Management believes that a new credit facility can be obtained prior to March 31, 2003. Further, the Company is in discussions with its Senior Note holders regarding various accomodations.

The Company has hired consultants to assist in restructuring its operations and improving its financial results. Also, the Company has developed a detailed plan to address its future cash requirements, including cost reductions and, if necessary, the sale of non-core assets. The Company’s ability to obtain a new lending arrangement to pay down its existing Bank Credit Facility and reach an accommodation with the holders of the Senior Notes is uncertain, and raises substantial doubt about the Company’s ability to continue as a going concern and may result in the Senior Notes holders forcing the Company to seek alternative solutions. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

C. Basis of Presentation and Accounting Change

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, including adjustments of a normal and recurring nature as well as the special charges described in Note I, the reserve for loan impairment described in Note H, and the cumulative effect of accounting change described below. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002
(Dollars in thousands, except per share data)

C. Basis of Presentation and Accounting Change (continued)

Accounting Changes

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and FAS 142, Goodwill and Intangible Assets. FAS 141 is effective for all business combinations completed after June 30, 2001 and requires using the purchase method of accounting.

FAS 142 is effective for fiscal years beginning after December 15, 2001, however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of FAS 142. Early adoption of FAS 142 is permitted. Major provisions of FAS 142 require intangible assets acquired in a business combination to be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. In addition, goodwill, as well as intangible assets with indefinite lives, are no longer subject to amortization effective July 1, 2001. Finally, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. Previously, the Company measured goodwill and intangibles (to be held and used) with indefinite lives for impairment using undiscounted cash flows under the guidance of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

The Company adopted Emerging Issues Task Force (“EITF”) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” in the quarter ended March 31, 2002. EITF Issue 01-9 requires that expense associated with a free product or service delivered at the time of sale of another product or service should be classified as cost of sales. The Company’s fixture subsidiaries that were sold in the second quarter of fiscal 2002 had incurred and included such costs in marketing and selling expense. Accordingly, the Company has reclassified such amounts to cost of sales within these financial statements. The amount reclassified for the three months ended September 30, 2001 is $1,087.

In August 2001, the Financial Accounting Standards Board issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting for the impairment and disposal of long-lived assets, and supersedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted FAS No. 144 as of July 1, 2002.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002
(Dollars in thousands, except per share data)

D. Comprehensive Income (Loss)

For the quarters ended September 30, 2002 and 2001, the Company’s comprehensive income (loss) was $(1,940) and $(86,593), respectively. These amounts include net income (loss) and the Company’s other component of comprehensive income, foreign currency translation adjustments.

E. Sale of Fixture Subsidiaries

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

The consideration received by the Company consisted of a cash payment of $28,000 (adjusted dollar for dollar to reflect the amount of any changes in working capital and funded indebtedness between September 2, 2001 and December 3, 2001) and promissory notes totaling $6,000. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of $2,458 in the cash received at closing. The preliminary estimates are subject to a review process under the agreement. The notes are payable December 1, 2006, although, upon receipt of consent from the holders of its 8% Senior Notes, the Company may require payment of $3,000 in principal amount by surrender of 1,500,000 shares of Company common stock at any time prior to December 1, 2002. As part of this transaction, funded indebtedness of $9,005 continued to be the obligation of Ruud Lighting and the Company retained title to the Rhode Island manufacturing facility of Kramer Lighting. The Company sold this facility for $1,326 in September 2002. The Company remitted $428 to Ruud Lighting in October 2002 in accordance with the terms of the agreement.

The sale of the subsidiaries resulted in a gain of $227 in the quarter ended December 31, 2001. The final amount of proceeds to be received and gain or loss realized will be based upon a review process under the purchase agreement.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002
(Dollars in thousands, except per share data)

F. Bank Credit Facility and Senior Notes

The Forbearance Agreement entered into between the Company and its bank group (see Note B) allows the Company access to its existing revolving credit facility and precludes the acceleration of the Bank Credit Facility maturity until at least March 31, 2002, unless additional defaults occur or the Company’s other lenders take certain actions adverse to the Company. In connection with the Forbearance Agreement, the revolving credit loan under the Bank Credit Facility was reduced to $23,000 from $25,000 and the term loan remained unchanged at $13,000. At September 30, 2002, the balance on the revolving credit loan was $16,194 and the balance of the term loan was $9,765. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible accounts receivable and inventories. Based on the Forbearance Agreement, the interest rate on the revolving credit loans outstanding and term loan are at 2% above the agent bank’s prime rate (4.75% at September 30, 2002). Under the term loan, the Company pays principal payments of $298 monthly.

The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes a financial covenant with respect to the coverage of certain fixed charges. The Company was in default under this financial covenant for the fourth quarter of fiscal 2002 and first quarter of fiscal 2003. Also, the Company was in default as a result of a Second Occurrence under the terms of its Series A Preferred Stock (see Note G). The Forbearance Agreement, as amended November 19, 2002, waived these defaults. The principal security for the revolving credit loan is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment and is cross-collateralized and secured with the revolving credit loan.

The Company has $100,000 of 8% Senior Notes due March 15, 2008. The notes are redeemable at the Company’s option, in whole or in part, on or after March 15, 2003 at certain preset redemption prices. There are no sinking fund requirements. Interest on the Senior Notes is payable semiannually on March 15 and September 15 of each year. The Company did not make the $4,000 September 2002 interest payment resulting in an Event of Default. An Event of Default would also exist under the Indenture if the bank group accelerates the maturity of the loans and if the loans are not repaid or the acceleration is not reversed within a 30-day grace period. If an Event of Default exists under the Indenture, the Trustee may, and upon the instruction of the holders of 25% of the Senior Notes must, declare the entire principal amount of the Senior Notes to be immediately due and payable, and may take any actions to enforce the terms of the Senior Notes. Due to the uncertainty surrounding the acceleration of payment related to the Bank Credit Facility and Senior Notes, the Company has classified both debt issues to current liabilities in the September 30 and June 30, 2002 balance sheets. The Company has accrued interest expense related to the Senior Notes through September 30, 2002.

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

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002
(Dollars in thousands, except per share data)

G. General Electric Company Investment

In October 1999, General Electric Company (“GE”) completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company’s newly created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which GE has fully exercised to acquire 998,703 shares of Common Stock of the Company. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by GE represent approximately 16.7% of the voting power and equity ownership of the Company at September 30, 2002.

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

The terms of the GE investment provide that the Company maintain an interest coverage ratio over certain measurement periods. If the Company fails to maintain this ratio over certain measurement periods, GE will have the right to acquire a combination of subscription rights to additional shares and proxies with respect to shares voted by certain officers of the Company, giving GE the ability to obtain the majority of the voting power of the Company. The first measurement period was the six months ended December 31, 1999. Thereafter, the measurement periods are the six months ending on the last day of each successive fiscal quarter until September 30, 2010 (excluding the six month periods ending on June 30, 2000, September 30, 2000, June 30, 2001, September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, as amended by agreements between GE and the Company).

The basis for GE’s additional rights will be the failure of the Company to maintain a 2.0 to 1.0 ratio of EBITDA to Interest Expense, as defined, over the applicable measurement periods. The ratio for the six months ended September 30, 2002, was .11 to 1.0 (1.21 to 1.0 for the quarter ended September 30, 2002 and (.77) to 1.0 for the quarter ended June 30, 2002).

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

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002
(Dollars in thousands, except per share data)

G. General Electric Company Investment (continued)

For the six-month measurement period ended September 30, 2002, the Company failed to meet the required financial ratio, resulting in a “Second Occurrence.” As a result of the Second Occurrence: (i) GE has the ability to vote the number of shares currently voted by the CEO of the Company, approximately 1.9 million shares at September 30, 2002, (ii) GE has the option to purchase shares from the CEO of the Company and Alan J. Ruud which, together with the shares owned by GE, would represent 25% of the voting power of the Company, and (iii) GE has the right to receive from the Company an additional warrant to purchase approximately 6.75 million shares at $.63055 per share (the average of the closing prices for the 20 trading days ended September 30, 2002). The ability to vote the shares, purchase shares or obtain the warrant is dependent upon compliance with antitrust laws. This Second Occurrence does not require GE to purchase additional shares of the Company. The number of shares that GE owns or has the right to acquire and/or vote exceeds 35% of the voting power of the Company. Consequently, the terms of the Indenture relating to the Company’s Senior Notes require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest. Upon a Third Occurrence, GE would have the right to vote shares currently voted by Alan J. Ruud and be granted a warrant to purchase (at the then current market price) additional shares of Common Stock sufficient in number to give GE 50% plus one vote of the voting power of the Company.

The fair value of the warrant to be issued to General Electric Company is estimated to be $2,093 based on the Black-Scholes option pricing model and using an expected volatility of 78%, risk-free interest rate of 4.00%, and an expected life of 10 years with no dividend yield. The estimated value of the warrant is reflected in the calculation of earnings per share (see Note J).

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

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002
(Dollars in thousands, except per share data)

H. Related Party Transaction

Pursuant to an agreement dated October 8, 1998, as amended, between the Company and its Chairman and Chief Executive Officer (the “CEO”), the Company, following approval by the Company’s Board of Directors, has a loan recorded for $14,144 to its CEO, including principal of $12,789 and accrued interest. The proceeds of the loan were used by the Company’s CEO to reduce the principal balance outstanding of margin loan accounts. In connection with the loan, the Company’s Board of Directors obtained the CEO’s agreement to an extension of his employment agreement to December 31, 2003. The margin loans have been fully repaid and the loan agreement prohibits the CEO from encumbering his ADLT shares in any manner without the consent of the Company’s Board of Directors.

On July 26, 2002, the Company and CEO executed an amendment to the loan documents, implementing the agreement in principle, reached in January 2002, to extend the maturity of the loan to July 31, 2007. Under the terms of the amendment, the CEO will sell certain assets in an orderly manner in order to maximize the net proceeds, which will be used to pay a portion of the loan. The CEO will continue his 10b5-1 plan to sell shares he now owns pursuant to Rule 144 should the stock price exceed $15 per share. In addition, the CEO has agreed to apply any after-tax cash bonuses earned from the Company toward repayment of the loan.

Interest on the loan now accrues at the same rate that the Company pays on its revolving credit loan and totaled $674 in fiscal 2002 and $164 in the first quarter of fiscal 2003. During fiscal 2002 and 2003, no interest income has been recognized or paid on the loan. The loan may be accelerated if the CEO ceases to be employed by the Company as a result of his voluntary resignation or termination for cause. The Board reserved the right to demand payment to prevent an unacceptable strain on cash resources.

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

In accordance with the provisions of FAS Statement No. 5, Accounting for Contingencies, and FAS Statement No. 114, Accounting by Creditors for Impairment of a Loan, the Company recorded a valuation reserve for an impaired loan of $4,600 in the first quarter of fiscal 2002 ($7,100 total in fiscal 2002) related to the amount by which the carrying value of the loan exceeded the underlying estimated fair value of the assets available to repay the loan. The Company will recognize recoveries on amounts previously reserved after considering both the fair value of the underlying assets and evidence of cash repayments on the loan.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002
(Dollars in thousands, except per share data)

I. Special Charges and Asset Impairment

During the year ended June 30, 2002, the Company recorded special charges related to changes in its operations, which are intended to improve efficiencies and reduce costs world-wide. The special charges principally related to consolidating the Company’s power supply manufacturing operations into its high-efficiency facility in Chennai (Madras), India; reducing staffing levels at most locations and evaluating certain equipment and investments for impairment in light of its long-term strategies.

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

Details of the actions and related special charges and payments recorded during fiscal 2002 and the first quarter of fiscal 2003 are summarized as follows:

	Cash/	Charged to	Reclassi-	Charges	Liabilities at	Charges	Liabilities at
Description	Noncash	Operations	fications	Utilized	June 30, 2002	Utilized	Sept.30, 2002

Consolidate power supply operations

Severance	Cash	$1,243	$168	$1,411	$—	$—	$—

Lease cancellations	Cash	1,835	—	225	1,610	77	1,533

Write-down of assets	Noncash	2,579	—	2,579	—	—	—

Shut-down costs of facilities	Cash	265	(8)	240	17	—	17

Reduce staffing requirements	Cash	2,017	(160)	1,857	—	—	—

Impairment of long-lived assets	Noncash	2,977	—	2,977	—	—	—

Other	Noncash	333	—	333	—	—	—

		$11,249	$—	$9,622	$1,627	$77	$1,550

Total special charges for the first quarter of the fiscal year ended June 30, 2002 of $9,697 are classified in the consolidated statement of operations as cost of sales ($688) and special charges ($9,009). During the fourth quarter of fiscal 2002, the Company evaluated for impairment certain telecommunication equipment that is being held for sale. As a result, a charge of $1,552 was recorded for the difference between the carrying amount and the fair value of the equipment.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002
(Dollars in thousands, except per share data)

J. Earnings Per Share

Earnings (loss) per share is computed as follows:

	Three Months Ended
	September 30,

	2002	2001

Income available to common shareholders:

Income (loss) before cumulative effect of accounting change	$(1,481)	$(15,657)

Cumulative effect of accounting change	—	(71,171)

Net income (loss)	(1,481)	(86,828)

Preferred shares accretion	(699)	(653)

Warrant to be issued to General Electric Company	(2,093)	—

Net income (loss) attributable to common shareholders	$(4,273)	$(87,481)

Weighted average shares — basic and diluted

Outstanding at beginning of period	23,588	23,288

Issued pursuant to employee stock purchase plan	7	6

Issued pursuant to 401(k) plan	33	12

Weighted average shares — basic and diluted	23,628	23,306

Earnings (loss) per share — basic and diluted

Income (loss) before cumulative effect of accounting change	$(.18)	$(.70)

Cumulative effect of accounting change	—	(3.05)

Earnings (loss) per share attributable to common shareholders — basic and diluted	$(.18)	$(3.75)

At September 30, 2002, options and warrants to purchase 3,257,047 shares of common stock were outstanding, but were not included in the calculations of diluted earnings per share because their inclusion would have been antidilutive. Options and warrants to purchase 3,462,517 shares of common stock were outstanding at September 30, 2001, but were not included in the calculations of diluted earnings per share because their inclusion would have been antidilutive.

K. Contingency

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
September 30, 2002
(Dollars in thousands, except per share data)

K. Contingency (continued)

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

This report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company currently has an agreement with the banks under the Company’s Bank Credit Facility to continue to provide financing until March 31, 2003 despite an existing Event of Default under the facility. The agreement will remain in place so long as there are no further defaults and the Company’s other lenders do not take certain actions adverse to the Company. The Company is currently seeking alternative financing sources. The holders of the Company’s 8% Senior Notes have the right to accelerate the $100 million principal amount of the 8% Senior Notes. If the Company is unable to negotiate agreements with existing or replacement lenders and holders of the 8% Senior Notes which permit it to continue to execute its operating plans, the Company may be forced to seek protection under the bankruptcy laws. Covenants in the Company’s Bank Credit Facility, the Indenture relating to the Company’s 8% Senior Notes and the Company’s agreements with General Electric Company limit certain corporate actions. As a result, implementation of certain strategic alternatives may require consent or replacement of these financing sources. The Company has no assurance that such consents or replacement financing can be obtained in a manner to permit timely implementation of these strategic alternatives. Other risks and uncertainties include the strength of the recovery of the U.S. economy, the Company’s financing plans, trends affecting the Company’s financial condition or results of operations, continued growth of the metal halide lighting market, the Company’s operating strategy and growth strategy, potential acquisitions or joint ventures by the Company, the declaration and payment of dividends, litigation affecting the Company, the timely development and market acceptance of new products, the possibility that any success at Deposition Sciences, Inc. (an ADLT subsidiary) will not be reflected in the value of the ADLT common stock, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed in the Company’s Form 10-K for the fiscal year ended June 30, 2002, in particular, see “Risk Factors.” For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

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

Recent Developments

Impact of Bank Credit Facility and 8% Senior Notes Defaults

In fiscal 2002, the Company incurred a loss from operations of $(15,458) and, at June 30, 2002, was in default on its fourth quarter fixed charge coverage ratio under its Bank Credit Facility. On September 16, 2002, the Company and its bank group entered into a Forbearance Agreement, pursuant to which the bank group agreed to forbear from exercising their remedies under the Bank Credit Facility. The Company was also in default on its first quarter fiscal 2003 fixed charge coverage ratio. The Forbearance Agreement was subsequently amended and extended, allowing the Company access to its existing revolving credit facility and precluding the acceleration of the Bank Credit Facility maturity until at least March 31, 2003. The Forbearance Agreement, as amended, contains various requirements and milestones that must be met by the Company, including the non-payment of its semi-annual interest payment on its 8% Senior Notes, which was due on September 16, 2002, and increasing the interest rate to 2% over the agent bank’s prime rate. Further, the bank group is permitted to terminate the Forbearance Agreement if the Company’s other lenders, including holders of the Company’s 8% Senior Notes take certain actions adverse to the Company. The other requirements of the Forbearance Agreement include engaging an investment banker for advice on restructuring efforts, providing the bank group with increased financial information, and covenants regarding its operations during the forbearance period. Management believes that it will be able to meet these requirements during this forbearance period. Should the Company not meet these requirements, the bank group will be entitled to take legal and other action against the Company, including acceleration of the loans outstanding under the Bank Credit Facility, cessation of future loans under the Bank Credit Facility and/or action to foreclose on the collateral securing those loans. The collateral for these loans includes the accounts receivable, inventory, and machinery and equipment of the Company in the United States, Canada and the United Kingdom.

The Company did not make the September 16, 2002 semi-annual interest payment on its 8% Senior Notes within a 30-day grace period, which resulted in an Event of Default. An Event of Default would also exist under the Indenture if the bank group accelerates the maturity of the loans and if the loans are not repaid or the acceleration is not reversed within a 30-day grace period. If an Event of Default exists under the Indenture, the Trustee may, and upon the instruction of the holders of 25% of the Senior Notes must, declare the entire principal amount of the Senior Notes to be immediately due and payable, and may take any actions to enforce the terms of the Senior Notes. As of November 18, 2002 the Trustee has not taken any actions to enforce the rights of the Senior Note holders. Due to the uncertainty surrounding the acceleration of payment related to the Bank Credit Facility and Senior Notes, the Company has classified both debt issues to current liabilities in the September 30 and June 30, 2002 balance sheets.

The Company’s Board of Directors has engaged an investment banker to assist the Company in evaluating restructuring and refinancing alternatives. In addition, the Company is in discussions with lenders to refinance its current Bank Credit Facility with a replacement credit facility or other facilities, to more effectively utilize its global assets. Management believes that a new credit facility can be obtained prior to March 31, 2003. Further, the Company is in discussions with its Senior Note holders.

The Company has hired consultants to assist in restructuring its operations and improving its financial results. Also, the Company has developed a detailed plan to address its future cash requirements, including cost reductions and, if necessary, the sale of non-core assets. The Company’s ability to obtain a new lending arrangement to pay down its existing Bank Credit Facility and reach an accommodation with the holders of the Senior Notes is uncertain and raises substantial doubt about the Company’s ability to continue as a going concern and may result in the Senior Notes holders forcing the Company to seek alternative solutions. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company does not know whether it will be successful in obtaining a replacement credit facility, or what the terms of a replacement credit facility will be. Descriptions of terms of the current Bank Credit Facility contained in this report may or may not reflect the final terms of a replacement credit facility when and if a replacement credit facility is completed by the Company.

Receipt of NASDAQ Delisting Notice

The Company has received a Nasdaq Staff Determination indicating that the Company fails to meet the minimum bid price requirement and a warning regarding the Company’s failure to meet the stockholders’ equity requirement, for continued listing on the Nasdaq National Market. The Company has filed an appeal of the Staff Determination, which must also address the stockholders’ equity requirement. The panel hearing the appeal may grant the Company additional time to achieve compliance with the continued listing requirements, but there can be no assurance that such additional time will be granted. If the panel does not grant additional time, the Company intends to request a transfer of its common shares to the Nasdaq SmallCap Market. The stockholders’ equity of the Company does not currently meet the continued listing requirements for that market and a special exception would be required for such transfer. No assurances can be given that the Company will be permitted additional time to achieve compliance with the Nasdaq National Market requirements, to transfer to the Nasdaq SmallCap Market or to return to the Nasdaq National Market after such transfer.

If the Company’s application to transfer to the Nasdaq SmallCap Market is not accepted, the Company’s common shares may trade in the over-the-counter market in the “pink sheets” maintained by Pink Sheets LLC or on the National Association of Securities Dealers’ OTC Bulletin Board, which was established for securities that do not meet the Nasdaq listing requirements. Such alternative trading markets are generally considered less efficient than the Nasdaq Markets. Consequently, selling the Company’s common shares could be more difficult because smaller volumes of shares would likely be bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of the Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for common shares of the Company.

Changes Pursuant to General Electric Company Investment

In October 1999, General Electric Company (“GE”) completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company’s newly created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which GE has fully exercised to acquire 998,703 shares of Common Stock of the Company. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by GE represent 16.7% of the voting power and equity ownership of the Company at September 30, 2002.

The terms of the GE investment provide that the Company maintain a specific financial ratio over certain measurement periods. A measurement period for which the Company fails to maintain the required ratio is referred to as an “Occurrence.” The “First Occurrence” was effective in the six-month measurement period ended December 31, 1999. For the six-month measurement period ended September 30, 2002, the Company failed to meet the required financial ratio, resulting in a “Second Occurrence.” As a result of the Second Occurrence: (i) GE has the ability to vote the number of shares currently voted by the CEO of the Company, approximately 1.9 million shares at September 30, 2002, (ii) GE has the option to purchase shares from the CEO of the Company and Alan J. Ruud which, together with the shares owned by GE, would represent 25% of the voting power of the Company, and (iii) GE has the right to receive from the Company an additional warrant to purchase approximately 6.75 million shares at $.63055 per share. The ability to vote the shares, purchase shares or obtain the warrant is dependent upon compliance with antitrust laws. This Second Occurrence does not require GE to purchase additional shares of the Company. The number of shares that GE owns or has the right to acquire and/or vote exceeds 35% of the voting power of the Company. Consequently, the terms of the Indenture relating to the Company’s Senior Notes require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest. Upon a Third Occurrence, GE would have the right to vote shares currently voted by Alan J. Ruud and be granted a warrant to purchase (at the then current market price) additional shares of Common Stock sufficient in number to give GE 50% plus one vote of the voting power of the Company.

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

The consideration received by the Company consisted of a cash payment of $28,000 (adjusted dollar for dollar to reflect the amount of any changes in working capital and funded indebtedness between September 2, 2001 and December 3, 2001) and promissory notes totaling $6,000. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of $2,458 in the cash received at closing. The preliminary estimates are subject to a review process under the agreement. The notes are payable December 1, 2006, although, upon receipt of consent from the holders of its 8% Senior Notes, the Company may require payment of $3,000 in principal amount by surrender of

1,500,000 shares of Company common stock at any time prior to December 1, 2002. As part of this transaction, funded indebtedness of $9,005 continued to be the obligation of Ruud Lighting and the Company retained title to the Rhode Island manufacturing facility of Kramer Lighting. The Company sold this facility for $1,326 in September 2002. The Company remitted $428 to Ruud Lighting in October 2002 in accordance with the terms of the agreement.

The sale of the subsidiaries resulted in a gain of $227 in the quarter ended December 31, 2001. The final amount of proceeds to be received and gain or loss realized will be based upon a review process under the purchase agreement.

Consolidation of Power Supply Production Operations and Restructuring of Worldwide Operations

The Company implemented plans in fiscal 2002 to improve efficiencies in its power supply business, reduce costs worldwide and assess certain equipment and investments in light of its long-term strategies. The following paragraphs provide information related to special charges and asset impairment recorded as a result of certain actions taken by the Company:

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

Results of Operations — Selected Items as a Percentage of Net Sales

The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the indicated periods:

	Three Months Ended
	September 30,

	2002	2001

Net sales	100.0%	100.0%

Costs and expenses:

Cost of sales	61.1	65.5

Marketing and selling	18.0	19.4

Research and development	7.0	5.5

General and administrative	9.4	8.4

Provision for loan impairment	—	8.9

Gain on settlement of lawsuit	—	(1.1)

Gain on sale of property	(0.2)	—

Special charges	—	17.3

Amortization of intangible assets	0.3	0.2

Income (loss) from operations	4.4	(24.1)

Other income (expense):

Interest expense	(8.1)	(6.0)

Interest income	0.4	0.1

Income (loss) from investments	0.0	(0.1)

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	(3.3)	(30.1)

Income tax expense (benefit)	0.8	0.0

Income (loss) before minority interest and cumulative effect of accounting change	(4.1)	(30.1)

Minority interest in income of consolidated subsidiary	(0.2)	(0.1)

Income (loss) before cumulative effect of accounting change	(4.3)	(30.2)

Cumulative effect of accounting change	—	(137.1)

Net income (loss)	(4.3%)	(167.3%)

Factors that have affected the results of operations for the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 are discussed below.

Quarter Ended September 30, 2002 Compared with Quarter Ended September 30, 2001

Net Sales. Net sales decreased 33.9% to $34,292 in the first quarter of fiscal 2003 from $51,890 in the first quarter of fiscal 2002. The decrease in sales is primarily due to the sale of the fixture subsidiaries in December 2001. Excluding the fixture subsidiaries, sales for the first quarter of fiscal 2003 were $34,292 compared with $32,061 for the first quarter of fiscal 2002. First quarter metal halide sales, excluding the fixture subsidiaries, increased 7% to $26,014 compared with $24,250 in the same period last year. This increase in metal halide sales is mainly due to sales to the former fixture subsidiaries that are now part of the Company’s external sales. The Company continues to experience weakness in the U.S. economy and the lighting market, in general. The U.S. metal halide market declined 8% during fiscal 2002, based on National Electrical Manufacturers Association (“NEMA”) data. From 1990 to 2000, the U.S. metal halide lighting market grew at a compound annual rate of 12% per year, based on NEMA data. The Company believes that the market will return to a positive growth rate as the U.S. economy improves and that a stronger U.S. economy will result in an improved lighting market for the Company’s products.

Excluding the fixture subsidiaries, fiscal 2003 first quarter sales of the Company’s second-generation metal halide lighting product line, Uni-Form® pulse start, grew 14% to $8,378 from $7,363 in the comparable quarter a year ago. This increase is primarily due to the sales to the former fixture subsidiaries that are now part of the Company’s external sales. Sales of APL materials increased 12% over the same quarter a year ago. Geographically, these sales of materials increased 38% in the U.S. and decreased 1% outside the U.S. Excluding the fixture subsidiaries, non-metal halide lighting sales declined 7%, due to the managed decline of some non-metal halide product sales and weakness in the lighting market.

Excluding the fixture subsidiaries, lighting sales inside the U.S. increased 13% in the first quarter of fiscal 2003 as compared to the same period a year ago. The increase is due to the sales to the former fixture subsidiaries that are now part of the Company’s external sales. Without these sales, lighting sales inside the U.S. would have declined 2%, which the Company attributes to weakness in the lighting industry and the U.S. economy in general. Lighting sales outside the U.S. declined 3%, which the Company attributes to weakness in the international economy.

DSI’s telecommunication product sales for the first quarter of fiscal 2003 were $148, a decrease of 53% from $318 in the first quarter of fiscal 2002. The decrease is attributed to the overall decline in the telecommunications industry. However, sales of DSI’s non-telecom materials and equipment increased 43% to $3,387 in the first quarter of fiscal 2003 from $2,366 in the first quarter of fiscal 2002 as the Company capitalized on DSI’s expertise in thin-film optical coatings and optical coating equipment manufacturing opportunities.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales decreased 38.3% to $20,965 in the first quarter of fiscal 2003 from $33,990 in the first quarter of fiscal 2002. The decrease is primarily attributable to the sale of the fixture subsidiaries. As a percentage of net sales, cost of sales decreased to 61.1% in the first quarter of fiscal 2003 from 65.5% in the first quarter of fiscal 2002. Cost of sales, in fiscal 2002, were negatively impacted by several unusual items including inventory write-downs, additional costs related to the move of the European power supply production to India, and unfavorable overhead variance resulting from the decrease in production due to the Company’s commitment to significant reductions in inventory levels. The benefits of this transfer of power supply production are beginning to be realized in fiscal 2003 resulting in overall gross margin approaching 40%.

Marketing and Selling Expenses. Marketing and selling expenses decreased 38.9% to $6,166 in the first quarter of fiscal 2003 from $10,090 in the first quarter of fiscal 2002. As a percentage of net sales, marketing and selling expenses declined to 18.0% in the first quarter of fiscal 2003 from 19.4% in the first quarter of fiscal 2002. The decrease in both amount and percentage of net sales is primarily attributable to the sale of the fixture subsidiaries, as marketing and selling expenses were higher as a percentage of net sales for the fixture subsidiaries.

Research and Development Expenses. Research and development expenses declined 16.0% in the first quarter of fiscal 2003 to $2,382 from $2,837 in the first quarter of fiscal 2002. The decrease is primarily attributable to the sale of the fixture subsidiaries. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps and fixtures in industrial and commercial applications; (ii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; (iii) development of new materials for the world’s major lighting manufacturers; and, (iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses increased to 7.0% in the first quarter of fiscal 2003 from 5.5% in the first quarter of fiscal 2002. In spite of the Company’s commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses of $3,233 were 25.6% lower in the first quarter of fiscal 2003 compared to $4,345 in the first quarter of fiscal 2002. The decrease is primarily attributable to the sale of the fixture subsidiaries.

Provision for Loan Impairment. In the quarter ended September 30, 2001, the Company recorded a valuation reserve for an impaired loan of $4,600 related to the amount by which the carrying value of the loan receivable from officer exceeded the underlying fair value of the assets available to repay the loan. No interest income was recognized or paid on the loan in fiscal 2003 and 2002.

Gain on Settlement of Lawsuit. In fiscal 2002, the Company recorded a gain on the settlement of lawsuit totaling $554, net of legal fees, as a result of the enforcement of a non-compete agreement with several former employees of a subsidiary of the Company.

Gain on Sale of Property. The Company recorded a gain on the sale of property in the first quarter of fiscal 2003 related to the sale of a building in Middleton, Rhode Island that formerly served as a fixture manufacturing facility.

Special Charges. See “Consolidation of Power Supply Production Operations and Restructuring of Worldwide Operations” above.

Amortization of Intangible Assets. Amortization expense of $85 in the first quarter of fiscal 2003 was comparable to amortization expense of $84 in the first quarter of fiscal 2002.

Income (Loss) from Operations. As a result of the items noted above, the Company realized income from operations in the first quarter of fiscal 2003 of $1,523 as compared to a loss from operations of $(12,511) in the first quarter of fiscal 2002. Excluding special charges of $(9,697), the provision for loan impairment of $(4,600), and the gain on the lawsuit settlement of $554, the Company realized income from operations of $1,232 in the first quarter of fiscal 2002.

Interest Expense. Interest expense decreased to $2,789 in the first quarter of fiscal 2003 from $3,093 in the first quarter of fiscal 2002. The decrease is primarily attributable to the reduction in debt outstanding resulting from the sale of the fixture subsidiaries.

Interest Income. Interest income increased to $138 in the first quarter of fiscal 2003 from $26 in the first quarter of fiscal 2002. The increase is attributable to the interest income on the $6,000 of notes receivable created by the sale of the fixture subsidiaries in December 2001.

Income (Loss) from Investments. The income (loss) from investments in the first quarter of fiscal 2003 of $1 and fiscal 2002 of $(66) consists of an equity loss from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products.

Income (Loss) before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change. The Company had a loss before income taxes, minority interest and cumulative effect of accounting change of $(1,127) in the first quarter of fiscal 2003 as compared to a loss before income taxes and minority interest of $(15,644) in the first quarter of fiscal 2002. Excluding special charges of $(9,697), the provision for loan impairment of $(4,600), and the gain on the lawsuit settlement of $554, the Company realized a loss before income taxes, minority interest and cumulative effect of accounting change of $(1,901) in the first quarter of fiscal 2002.

Income Tax Expense (Benefit). Income tax expense (benefit) was $277 for the first quarter of fiscal 2003 as compared to $(26) in the first quarter of fiscal 2002. The income tax expense in the first quarters of fiscal 2003 related primarily to certain of the Company’s foreign operations.

At June 30, 2002, the Company had net operating loss carryforwards of $96,923 available to reduce future United States federal taxable income, which expire in varying amounts from 2008 to 2022. The Company also had a capital loss carryforward of approximately $35,000 available to reduce future capital gains. This carryforward expires in 2007.

The Company also has research and development credit carryforwards for tax purposes of approximately $3,818, which expire 2008 to 2015. Additionally, in conjunction with the Alternative Minimum Tax (“AMT”) rules, the Company had available AMT credit carryforwards for tax purposes of approximately $98, which may be used indefinitely to reduce regular federal income taxes.

Also at June 30, 2002, the Company had foreign net operating loss carryforwards for tax purposes totaling $1,375 that expire in varying amounts from 2003 to 2007 and $7,268 that have no expiration dates.

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

Cash increased $856 during the first three months of fiscal 2003. Cash provided by operating activities totaled $3,391, cash provided by investing activities totaled $438, and cash used in financing activities totaled $2,973.

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities totaled $3,391 during the first three months of fiscal 2003 as compared to net cash used in operating activities of $3,245 in the first three months of fiscal 2002. The primary reason for this change was the non-payment of the $4,000 semi-annual interest payment due on the Company’s 8% Senior Notes and the decrease in inventory in the first quarter of fiscal 2003 due to the Company’s commitment to significant reductions in its inventory levels.

Net Cash Provided by (Used in) Investing Activities. During the first three months of fiscal 2003, net cash provided by investing activities totaled $438. Capital expenditures of $1,188 in fiscal 2003 related primarily to machinery and equipment to improve production processes, which should result in increased productivity and capacity. Capital expenditures in the first quarter of fiscal 2003 were $1,188 as a result of the Company’s plans to limit its capital expenditure program for the next twelve months. The Company estimates its capital expenditures will approximate $4,000 over the next twelve months. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates. The outflow for capital expenditures during the quarter was offset by the sale of the building in Middleton, Rhode Island that formerly served as a fixture manufacturing facility.

Net Cash Provided by (Used in) Financing Activities. During the first three months of fiscal 2003, net cash used in financing activities was $2,973. This primarily represents repayments of bank debt under the Company’s Bank Credit Facility.

The interest-bearing obligations of the Company totaled $136,490 as of September 30, 2002, and consisted of: $25,959 of borrowings under the Bank Credit Facility; $100,000 of 8% Senior Notes; mortgages of $5,056; a promissory note of $2,230; obligations of foreign subsidiaries of $3,242; and, capital lease of $3.

Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventory. Under the term loan, the Company pays monthly principal payments of $298. The principal security for the revolving credit loan is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by all of the Company’s machinery and equipment in North America and the United Kingdom and is cross-collateralized and secured with the revolving credit loan. The 8% Senior Notes have a maturity date of March 15, 2008, there are no sinking fund requirements and interest is payable semiannually on March 15 and September 15. The Bank Credit Facility and Senior Notes are presented as current liabilities as a result of the factors discussed below.

Ability to Advance Future Operations. As discussed under “Recent Developments” the Company was in default under its Bank Credit Facility and entered into a Forbearance Agreement with its current bank group, which was subsequently extended and expires March 31, 2003 and that could adversely limit its capital resources. The Company had $25,959 outstanding under this facility as of September 30, 2002. While the Company is in negotiations with prospective lenders to provide a new lending facility, it can not be assured that it will be successful in obtaining a new facility. In addition, as required by the Forbearance Agreement, the Company did not make its $4,000 semi-annual interest payment on its 8% Senior Notes within a 30-day grace period which results in an Event of Default and permits acceleration of the entire principal amount of the Senior Notes. Further, if the bank group would accelerate the maturity of the Bank Credit Facility, it would permit acceleration of the entire principal of the Senior Notes 30 days after acceleration of the maturity of the Bank Credit Facility unless the acceleration is reversed or the Bank Credit Facility is repaid. Because of the uncertainty resulting from the possible acceleration of the maturity of the Bank Credit Facility and Senior Notes, both the Bank Credit Facility and Senior Notes have been classified as current liabilities in the balance sheet as of September 30 and June 30, 2002.

The Company has approximately $2,500 of cash as of October 31, 2002 that may not be adequate to fund its future operations, especially under the circumstances noted above. During the fourth quarter of fiscal 2002 the Company hired consultants to assist it in developing a plan to improve its operations and cash flow. The impact and benefits of this plan and other changes are beginning to be realized in the first quarter of fiscal 2003. In addition, the Company has plans to improve cash flow from further cost reductions during the year and, if necessary, from the sale of non-core assets. The Company is actively managing its cash, especially as it relates to any discretionary expenditure. The Company’s ability in the future to fund operations, service debt and provide for capital expenditures is dependent on the success of obtaining a new lending facility to replace its existing Bank Credit Facility, the re-negotiation of the terms of its Senior Notes, potential restructuring initiatives and its working capital improvement plan.

The Company’s ability to advance future operations will be significantly impacted by the results of its effort to obtain a replacement lending facility and negotiate with its existing bank group and Senior Note holders. From an operational standpoint, the Company has implemented, and will continue to implement, changes in its operational activities intended to reduce the use of its cash resources to a level at or below the cash flow generated by its operations. The Company’s working capital (current assets less current liabilities) at September 30, 2002 was $(100,142), as compared to $(99,473) at June 30, 2002. The primary reason for the large negative amounts is the above noted reclassification of the Company’s Bank Credit Facility and 8% Senior Notes to current liabilities from long-term liabilities.

Pursuant to an agreement dated October 8, 1998, as amended, between the Company and its Chairman and Chief Executive Officer (the “CEO”), the Company, following approval by the Company’s Board of Directors, has a loan recorded for $14,144 to its CEO, including principal of $12,789 and accrued interest. The proceeds of the loan were used by the Company’s CEO to reduce the principal balance outstanding of his margin loan accounts. In connection with the loan, the Company’s Board of Directors obtained the CEO’s agreement to an extension of his employment agreement to December 31, 2003. The margin loans have been fully repaid and the loan agreement prohibits the CEO from encumbering his ADLT shares in any manner without the consent of the Company’s Board of Directors.

On July 26, 2002, the Company and CEO executed an amendment to the loan documents, implementing the agreement in principle, reached in January 2002, to extend the maturity of the loan to July 31, 2007. Under the terms of the amendment, the CEO will sell certain assets in an orderly manner in order to maximize the net proceeds, which will be used to pay a portion of the loan. The CEO will continue his 10b5-1 plan to sell shares he now owns pursuant to Rule 144 should the stock price exceed $15 per share. In addition, the CEO has agreed to apply any after-tax cash bonuses earned from the Company toward repayment of the loan.

Interest on the loan now accrues at the same rate that the Company pays on its revolving credit loan and totaled $674 in fiscal 2002 and $164 in the first quarter of fiscal 2003. During fiscal 2002 and 2003, no interest income was recognized or paid on the loan. Further, the Company recorded a valuation reserve for this impaired loan of $4,600 in the first quarter of fiscal 2002 ($7,100 total in fiscal 2002) related to the amount by which the carrying value of the loan exceeded the underlying estimated fair value of the assets available to repay the loan. The loan may be accelerated if the CEO ceases to be employed by the Company as a result of his voluntary resignation or termination for cause. The Board reserved the right to demand payment to prevent an unacceptable strain on cash resources. The Company’s ability to collect amounts due according to the contractual terms of the loan agreement is largely dependent on the ultimate realization of proceeds from the sale of assets owned by the CEO, including the CEO’s investment in common stock of the Company.

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

The Company adopted Emerging Issues Task Force (“EITF”) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” in the quarter ended March 31, 2002. EITF Issue 01-9 requires that expense associated with a free product or service delivered at the time of sale of another product or service should be classified as cost of sales. The Company’s fixture subsidiaries that were sold in the second quarter of fiscal 2002 had incurred and included such costs in marketing and selling expense. Accordingly, the Company has reclassified such amounts to cost of sales within these financial statements. The amount reclassified for the three months ended September 30, 2001 is $1,087.

In August 2001, the Financial Accounting Standards Board issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting for the impairment and disposal of long-lived assets, and supersedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted FAS No. 144 on July 1, 2002.

Foreign Currency

Approximately 29% of the Company’s net sales in fiscal 2002 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars, Canadian dollars, and Japanese yen (36% excluding the fixture subsidiaries sold in fiscal 2002). A weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company. The Company started a program in fiscal 2002 to hedge a portion of its foreign currency balance sheet exposures which is intended to reduce a significant impact on earnings and cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2002, there have been no material changes in the reported market risks presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

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

Item 4. Controls and Procedures

The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 3. Defaults Upon Senior Securities

The information included in Note F of the “Notes to Condensed Consolidated Financial Statements (Unaudited)” included in this Report on Form 10-Q is hereby incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit		Incorporated
Number	Title	by Reference

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(1)

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997	(1)

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(2)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(3)

3.5	Code of Regulations	(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

10.1	Thirteenth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of September 11, 2002 amending the Credit Agreement by and among the same parties dated as of May 21, 1999

10.2	Export Credit Agreement dated as of September 11, 2002, among Advanced Lighting Technologies, Inc., as U.S. Borrower, and Various Financial Institutions, as Banks, and PNC Bank, National Association, as Agent

10.3	Borrower Agreement dated as of September 11, 2002, among Advanced Lighting Technologies, Inc., the Export-Import Bank of the United States, PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank

Exhibit		Incorporated
Number	Title	by Reference

10.4	Amended and Restated Forbearance Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of October 18, 2002

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(2)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(3)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(b)	Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: November 19, 2002	By:	/s/ Wayne R. Hellman

Wayne R. Hellman Chief Executive Officer

Date: November 19, 2002	By:	/s/ Steven C. Potts

Steven C. Potts Chief Financial Officer

CERTIFICATIONS

I, Wayne R. Hellman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Advanced Lighting Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Wayne R. Hellman

Wayne R. Hellman Chief Executive Officer

CERTIFICATIONS

I, Steven C. Potts, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Advanced Lighting Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Steven C. Potts

Steven C. Potts Chief Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated
Number	Title	by Reference

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(1)

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997	(1)

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(2)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(3)

3.5	Code of Regulations	(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

10.1	Thirteenth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of September 11, 2002 amending the Credit Agreement by and among the same parties dated as of May 21, 1999

10.2	Export Credit Agreement dated as of September 11, 2002, among Advanced Lighting Technologies, Inc., as U.S. Borrower, and Various Financial Institutions, as Banks, and PNC Bank, National Association, as Agent

10.3	Borrower Agreement dated as of September 11, 2002, among Advanced Lighting Technologies, Inc., the Export-Import Bank of the United States, PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank

10.4	Amended and Restated Forbearance Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of October 18, 2002

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

Exhibit		Incorporated
Number	Title	by Reference

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(2)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(3)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.