Form 10-Q
period 2002-12-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2003-03-14
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q

(Mark One)

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

or

________	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to ______

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

Yes         ✓                No ________

There were 23,807,347 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of December 31, 2002.

INDEX

Advanced Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations (Unaudited)
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 3. Defaults Upon Senior Securities
EXHIBIT INDEX
EX-10.1 Amend.-Amended/Restated Forebearance Agrmt
EX-10.2 2nd Amend.-Amended/Restated Forebearance
EX-10.3 3rd Amend.-Amended/Restated Forebearance
EX-10.4 4th Amend.-Amended/Restated Forebearance
EX-10.5 5th Amend.-Amended/Restated Forebearance
EX-10.6 1st Amend./Component Purchase Agreement
EX-12 Computations
EX-99.1 Certification of CEO
EX-99.2 Certification of CFO

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	December 31,	June 30,
	2002	2002

Assets
Current assets:
Cash and cash equivalents	$5,328	$2,874
Trade receivables, less allowances of $949 and $1,874	30,415	29,124
Inventories:
Finished goods	14,827	17,873
Raw materials and work-in-process	9,173	8,818

	24,000	26,691
Prepaid expenses	2,306	1,975

Total current assets	62,049	60,664
Property, plant and equipment:
Land and buildings	33,069	32,839
Machinery and equipment	74,192	76,929
Furniture and fixtures	17,550	16,709
Assets held for sale	2,274	4,557

	127,085	131,034
Less accumulated depreciation	32,634	29,535

	94,451	101,499
Receivables from related parties	7,359	7,982
Investments in affiliates	9,612	10,264
Other assets	4,492	5,842
Intangible assets	2,619	3,191
Excess of cost over net assets of businesses acquired, net	4,357	4,258

	$184,939	$193,700

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$3,671	$4,113
Accounts payable	14,719	15,485
Payables to related parties	851	452
Employee-related liabilities	2,550	2,788
Accrued income and other taxes	933	180
Other accrued expenses	14,221	8,901
Senior unsecured 8% notes, due March 2008, in default	100,000	100,000
Bank Credit Facility, in default	26,111	28,218

Total current liabilities	163,056	160,137
Long-term debt	6,595	7,356
Minority interest	794	635
Preferred stock, $.001 par value, per share; 1,000 shares authorized; 761 Series A convertible redeemable shares issued and outstanding (redemption value — $26,386 at December 31, 2002)	23,733	22,290
Common shareholders’ equity (deficit)
Common stock, $.001 par value, 80,000 shares authorized, 23,807 shares issued and outstanding as of December 31, 2002 and 23,588 shares issued and outstanding as of June 30, 2002	24	24
Paid-in-capital	213,468	214,804
Accumulated other comprehensive income (loss)	(2,730)	(2,940)
Loan and interest receivable from officer, less reserve of $9,800	(4,344)	(7,044)
Retained earnings (deficit)	(215,657)	(201,562)

	(9,239)	3,282

	$184,939	$193,700

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net sales	$39,086	$48,804	$73,378	$100,694
Costs and expenses:
Cost of sales	24,557	31,163	45,522	65,153
Marketing and selling	6,408	9,364	12,574	19,454
Research and development	1,884	2,497	4,266	5,334
General and administrative	3,073	3,910	6,306	8,255
Provision for loan impairment	2,700	—	2,700	4,600
Refinancing and non-recurring items	2,303	—	2,303	—
Gain on settlement of lawsuit	—	—	—	(554)
Gain on sale of property	—	—	(62)	—
Special charges and asset impairment	6,714	—	6,714	9,009
Amortization of intangible assets	85	86	170	170

Income (loss) from operations	(8,638)	1,784	(7,115)	(10,727)
Other income (expense):
Interest expense	(3,221)	(2,964)	(6,010)	(6,057)
Interest income	137	36	275	62
Income (loss) from investments	(653)	(145)	(652)	(211)
Gain from sale of fixture subsidiaries	—	227	—	227

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	(12,375)	(1,062)	(13,502)	(16,706)
Income tax expense	157	260	434	234

Income (loss) before minority interest and cumulative effect of accounting change	(12,532)	(1,322)	(13,936)	(16,940)
Minority interest in income of consolidated subsidiary	(82)	(43)	(159)	(82)

Income (loss) before cumulative effect of accounting change	(12,614)	(1,365)	(14,095)	(17,022)
Cumulative effect of accounting change	—	—	—	(71,171)

Net income (loss)	$(12,614)	$(1,365)	$(14,095)	$(88,193)

Earnings (loss) per share — basic and diluted:
Income (loss) before cumulative effect of accounting change	$(.56)	$(.09)	$(.74)	$(.79)
Cumulative effect of accounting change	—	—	—	(3.05)

Earnings (loss) per share — basic and diluted:	$(.56)	$(.09)	$(.74)	$(3.84)

Weighted average shares outstanding:
Basic and diluted	23,765	23,375	23,696	23,346

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Six Months Ended December 31, 2002
(in thousands)

						Loan and
					Accumulated	Interest		Common
					Other	Receivable	Retained	Shareholders'
	Preferred	Common Stock		Paid-In	Comprehensive	From	Earnings	Equity
	Stock	Shares	Par Value	Capital	Income (Loss)	Officer	(Deficit)	(Deficit)	Total

Balance at July 1, 2002	$22,290	23,588	$24	$214,804	$(2,940)	$(7,044)	$(201,562)	$3,282	$25,572
Net income (loss)	—	—	—	—	—	—	(14,095)	(14,095)	(14,095)
Preferred shares accretion	1,443	—	—	(1,443)	—	—	—	(1,443)	—
Warrants to be issued to General Electric Company	—	—	—	—	—	—	—	—	—
Reserve for loan impairment	—	—	—	—	—	2,700	—	2,700	2,700
Stock purchases by employees	—	61	—	20	—	—	—	20	20
Stock issued pursuant to employee benefit plan	—	158	—	87	—	—	—	87	87
Foreign currency translation adjustment	—	—	—	—	210	—	—	210	210

Balance at December 31, 2002	$23,733	23,807	$24	$213,468	$(2,730)	$(4,344)	$(215,657)	$(9,239)	$14,494

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	December 31,

	2002	2001

Operating activities
Net income (loss)	$(14,095)	$(88,193)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,140	3,981
Amortization	170	170
Provision for doubtful accounts	(798)	1,113
Loss from investments	652	211
Gain on sale of subsidiaries	—	(227)
Gain on sale of property	(62)	—
Cumulative effect of accounting change	—	71,171
Special charges and asset impairment	6,714	4,337
Provision for loan impairment	2,700	4,600
Changes in operating assets and liabilities:
Trade receivables	(492)	(1,189)
Inventories	2,691	2,459
Prepaids and other assets	225	204
Accounts payable and accrued expenses	5,506	(375)
Liabilities related to special charges	(146)	2,858
Other	471	552

Net cash provided by operating activities	6,676	1,672
Investing activities
Capital expenditures	(2,735)	(8,482)
Net proceeds from sale of subsidiaries	—	24,166
Net proceeds from sale of investment	300	—
Net proceeds from sale of real estate	1,326	—
Investment in affiliate	—	(88)

Net cash provided by (used in) investing activities	(1,109)	15,596
Financing activities
Proceeds from revolving credit facility	53,849	95,162
Payments of revolving credit facility	(54,170)	(100,531)
Proceeds from long-term debt	—	84
Payments of long-term debt and capital leases	(2,899)	(13,092)
Loan to officer	—	(1,004)
Issuance of common stock	107	336

Net cash (used in) financing activities	(3,113)	(19,045)

Increase (decrease) in cash and cash equivalents	2,454	(1,777)
Cash and cash equivalents, beginning of period	2,874	3,652

Cash and cash equivalents, end of period	$5,328	$1,875

Supplemental cash flow information
Interest paid	$1,225	$6,252
Income taxes paid	101	88
Capitalized interest	310	603

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2002
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

B.     Subsequent Event – Voluntary Bankruptcy Filing

On February 5, 2003, Advanced Lighting Technologies, Inc. (the “Company” or “ADLT”) and six of its United States subsidiaries, (collectively, the “Debtors”), filed voluntary petitions for reorganization (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (“Chapter 11” or the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). ADLT’s non-U.S. operating subsidiaries and DSI, a U.S. subsidiary, were not a part of the Filing.

Background of Filing—In the fourth quarter of fiscal 2002, the Company incurred a loss from operations and at June 30, 2002 was in default on its fourth quarter fixed charge coverage ratio under its Bank Credit Facility. On September 16, 2002 ADLT and its bank group entered into a Forbearance Agreement. At the end of the second quarter of fiscal 2003 the Company was in default under the Forbearance Agreement, as amended. In addition, the Company did not make the September 16, 2002 semi-annual interest payment on its 8% Senior Notes which resulted in an Event of Default under the Senior Notes Indenture. As a result of the defaults, the trustee for the noteholders declared all principal and interest due and payable immediately on the 8% Senior Notes. The Filing by ADLT was made since it did not have the available funds to pay the noteholders and because of the uncertainty of the willingness of the bank group to grant continued forbearance under acceptable terms. These defaults are discussed in more detail in Note F to the Condensed Consolidated Financial Statements. Under Chapter 11, the Debtors expect to continue to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the repayment of its Bank Credit Facility and 8% Senior Notes.

Consequence of Filing—As a consequence of the Filing, all liabilities of the Debtors are stayed and no party may take any action to realize its pre-petition claims except pursuant to order of the Bankruptcy Court. It is the Debtors’ intention to address all of their pre-petition claims in a plan of reorganization. However, it is currently impossible to predict with any degree of certainty how the plan will treat pre-petition claims and the impact the Filing and any reorganization plan may have on the shares of common and preferred stock of ADLT. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interests to participate. Due to material uncertainties, it is not possible to predict the length of time the Debtors

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2002
(Dollars in thousands, except per share data)

B.     Subsequent Event – Voluntary Bankruptcy Filing (continued)

will operate under Chapter 11 protection, the outcome of the reorganization in general, the effect on the Debtors’ business or the recovery by creditors of the Debtors and equity holders of ADLT.

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of certain Debtors’ assets and liquidation of certain Debtors’ liabilities are subject to significant uncertainty and raises substantial doubt about the Company’s ability to continue as a going concern. Further, a plan of reorganization could materially change the amounts and classifications reported in the Condensed Consolidated Financial Statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a specific plan or reorganization.

All of the Debtor’s pre-petition debt, excluding debt secured by mortgages, is now in default. Accordingly, the accompanying Condensed Consolidated Balance Sheet as of December 31, 2002 reflects the classification of substantially all of the Debtors’ pre-petition debt as current liabilities.

The Debtors have negotiated a debtor-in-possession credit facility with several financial institutions (the “DIP Facility”). The DIP Facility has a maturity of July 30, 2003 and bears interest at the prime rate plus 3%. The Bankruptcy Court issued an interim approval of the DIP Facility, which allows the Debtors to draw on the DIP Facility in an amount not to exceed $26,096 (See Note F).

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including claims of critical trade creditors, customer warranty and rebate programs, and employee wages and benefits in the ordinary course of business.

As part of the bankruptcy process, the Company hopes to refinance its DIP Facility and pursue restructuring with its noteholders and equity holders. The DIP Facility requires the Debtor to begin a process to sell assets sufficient to satisfy indebtedness to the Banks if no refinancing can be accomplished by March 30, 2003.

Accounting Impact—Beginning in the third quarter of fiscal 2003, ADLT will be required to follow Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Pursuant to SOP 90-7, ADLT’s pre-petition liabilities that are subject to compromise will be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. Obligations of ADLT subsidiaries not covered by the Filing will remain classified on the consolidated balance sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2002
(Dollars in thousands, except per share data)

B.     Subsequent Event – Voluntary Bankruptcy Filing (continued)

Pro-Forma Balance Sheet Information (Unaudited)—The proforma condensed consolidated balance sheet of the Debtors as if they had filed petitions for reorganization under Chapter 11 at December 31, 2002 is as follows:

Proforma Condensed Consolidated Balance Sheet of Debtors (Unaudited)
December 31, 2002

Current assets	$48,469
Property, plant and equipment, net	45,483
Receivables from related parties	7,769
Investments in affiliates	9,682
Investments in and receivables from subsidiaries not in bankruptcy	105,176
Other assets	1,684

Total assets	$218,263

Liabilities:
Liabilities not subject to compromise
Debt	$21,129
Payables to subsidiaries not in bankruptcy	18,059
Other	3,223

Total liabilities not subject to compromise	42,411
Liabilities subject to compromise:
Debt	99,187
Other	17,362

Total liabilities subject to compromise	116,549

Total liabilities	158,960
Preferred stock	23,733
Shareholders’ equity	35,570

Total liabilities and equity	$218,263

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2002
(Dollars in thousands, except per share data)

C.     Basis of Presentation and Accounting Change

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, including adjustments of a normal and recurring nature as well as the special charges and asset impairment described in Note I, the reserve for loan impairment described in Note H, and the cumulative effect of accounting change described below. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. Operating results for the three months and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 2003.

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

The Company adopted FAS 142 as of July 1, 2001. The Company evaluated goodwill of $66,172 and intangible assets with indefinite lives of $11,874, which represents tradenames. The Company used third party appraisals and expected future discounted cash flows to determine the fair value of the reporting units and whether any impairment of goodwill or indefinite lived intangible assets existed as of the above date. As a result of this evaluation, a cumulative effect of accounting change for the estimated

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2002
(Dollars in thousands, except per share data)

C.     Basis of Presentation and Accounting Change (continued)

impairment of goodwill and other indefinite lived intangible assets of $71,171, or $(3.05) per share was recorded, as of the beginning of fiscal 2002.

The Company adopted Emerging Issues Task Force (“EITF”) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” in the quarter ended March 31, 2002. EITF Issue 01-9 requires that expense associated with a free product or service delivered at the time of sale of another product or service should be classified as cost of sales. The Company’s fixture subsidiaries that were sold in the second quarter of fiscal 2002 had incurred and included such costs in marketing and selling expense. Accordingly, the Company has reclassified such amounts to cost of sales within these financial statements. The amount reclassified for the three months and six months ended December 31, 2001 is $749 and $1,836, respectively.

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

Income Taxes

Actual income taxes (benefit) for the three and six month interim periods differ from the amounts computed by applying the U.S. Federal income tax rate of 35% to the income (loss) before income taxes (benefit) because under FAS 109, Accounting for Income Taxes, the tax benefit related to the loss for these interim periods was required to be reserved for due to the uncertainty regarding the ultimate realization of the tax benefit of such losses in the future. The income tax expense recognized for the interim periods relates to income taxes on certain foreign subsidiaries’ income.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2002
(Dollars in thousands, except per share data)

D.     Comprehensive Income (Loss)

For the quarters ended December 31, 2002 and 2001, the Company’s comprehensive income (loss) was $(11,945) and $(867), respectively. For the six months ended December 31, 2002 and 2001, the Company’s comprehensive income (loss) was $(13,885) and $(87,460), respectively. These amounts include net income (loss) and the Company’s other component of comprehensive income, foreign currency translation adjustments.

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

The consideration received by the Company consisted of a cash payment of $28,000 (adjusted dollar for dollar to reflect the amount of any changes in working capital and funded indebtedness between September 2, 2001 and December 3, 2001) and promissory notes totaling $6,000. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of $2,458 in the cash received at closing. The preliminary estimates are subject to a review process under the purchase agreement. The notes are payable December 1, 2006 and bear interest at 8% compounded semi-annually. As part of this transaction, funded indebtedness of $9,005 continued to be the obligation of Ruud Lighting and the Company retained title to the Rhode Island manufacturing facility of Kramer Lighting. The Company sold this facility for $1,326 in September 2002. The Company remitted $428 to Ruud Lighting in October 2002 in accordance with the terms of the purchase agreement.

The sale of the subsidiaries resulted in a gain of $227 in the quarter ended December 31, 2001. The final amount of proceeds to be received and gain or loss realized will be based upon a review process as set forth under the purchase agreement and final negotiations with the buyers.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2002
(Dollars in thousands, except per share data)

F.     Financing Facilities

In fiscal 2002, the Company incurred a loss from operations of ($15,458) and, at June 30, 2002 was in default on its fourth quarter fixed charge coverage ratio under it Bank Credit Facility. On September 16, 2002, the Company and its bank group entered into a Forbearance Agreement, pursuant to which the bank group agreed to forbear from exercising their remedies under the Bank Credit Facility. The Forbearance Agreement was subsequently amended and extended allowing the Company access to its existing revolving credit facility and precluding the acceleration of the Bank Credit Facility maturity until at least March 31, 2003. The Forbearance Agreement, as amended, contained various requirements and milestones that the Company was required to meet, including not making the semi-annual interest payment on its $100,000 8% Senior Notes, which was due on September 16, 2002. ADLT did not meet the covenant under the Forbearance Agreement to pursue an orderly sales process to sell its assets and repay the bank group with the proceeds from the sale. The non-payment of the semi-annual interest payment resulted in an Event of Default under the Senior Note Indenture. The Indenture Trustee was instructed by the holders of more than 25% of the Senior Notes to declare the entire principal amount of the Senior Notes to be due and payable immediately. As a result of the actions by the bank group and Indenture Trustee, the Company on February 5, 2003 filed a petition for reorganization under Chapter 11 (see Note B) and has classified both the Bank Credit Facility and 8% Senior Notes as current liabilities in the December 31, 2002 balance sheet. Accrued and unpaid interest on the Senior Notes was $6,378 as of December 31, 2002.

On February 6, 2003, the Bankruptcy Court approved a new debtor-in-possession financing facility (“DIP Facility”) with the existing bank group for working capital purposes for the debtors and DSI. The maximum commitment under the DIP Facility is $26,096 less the outstanding domestic Pre-Petition borrowings ($21,096)by the entities in chapter 11 bankruptcy and DSI. In addition, the bank group limited borrowing under certain non-Debtor loans to the Company’s subsidiaries in Canada and the United Kingdom to the then-outstanding aggregate amount of $5,587. Further, borrowings under the DIP Facility are limited based upon weekly budgeted amounts of cash collections and cash disbursements submitted to the Bankruptcy Court. Borrowings under the DIP Facility will be required to be repaid in full and the commitment will terminate on the earlier of July 30, 2003; the substantial consummation of a plan of reorganization that is confirmed by the Bankruptcy Court; or a material non-compliance by the Debtor with any of the terms, provisions or covenants of the DIP Facility, or the Interim Order by the Bankruptcy Court. The DIP Facility contains certain affirmative and negative covenants customary for this type of agreement, including providing timely periodic budget and financial reports and maintaining certain collateral levels. Also, the Company is required to provide timely financial information and projections to the financial institutions. Borrowings under the DIP Facility bear interest at 3% above the prime rate (4.25% at December 31, 2002) through April 30, 2003 and 3.5% above the prime rate thereafter through July 30, 2003 and is payable monthly. The DIP Facility is secured by substantially all of the personal and real assets of the Company, except for assets of its Indian and Australian subsidiaries. The above noted $100,000,000 8% Senior Notes contain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined therein) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and, with respect to the Company, engage in mergers and consolidations.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2002
(Dollars in thousands, except per share data)

G.     General Electric Company Investment

In October 1999, General Electric Company (“GE”) completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company’s newly created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which GE has fully exercised to acquire 998,703 shares of Common Stock of the Company. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by GE represent approximately 16.7% of the voting power and equity ownership of the Company at December 31, 2002.

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

The terms of the GE investment provide that the Company maintain an interest coverage ratio over certain measurement periods. The Company failed to maintain the required interest coverage ratio over three measurement periods. As a result of the failure to maintain the interest coverage ratio: (i) GE has the ability to vote the number of shares currently voted by the CEO of the Company and Alan J. Ruud, totaling approximately 5.6 million shares at December 31, 2002, (ii) GE has the option to purchase shares from the CEO of the Company and Alan J. Ruud which, together with the shares owned by GE, would represent 25% of the voting power of the Company, (iii) GE has the right to receive from the Company an additional warrant to purchase approximately 6.75 million shares at $.63055 per share (the average of the closing prices for the 20 trading days ended September 30, 2002), and (iv) GE has the right to receive from the Company an additional warrant to purchase approximately 18,000 shares at $.298 per share (the average of the closing prices for the 20 trading days ended December 31, 2002). The ability to vote the shares, purchase shares or obtain the warrant is dependent upon compliance with antitrust laws. GE is not required to purchase additional shares of the Company. The number of shares that GE owns or has the right to acquire and/or vote exceeds 35% of the voting power of the Company. Consequently, the terms of the Indenture relating to the Company’s Senior Notes require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest. The Company elected not to offer to repurchase the Senior Notes and therefore was in default under the Trust Indenture.

The fair value of the warrants to be issued to General Electric Company is estimated to be $2,098 based on the Black-Scholes option pricing model and using an expected volatility of 78%, risk-free interest rate of 4.00%, and an expected life of 10 years with no dividend yield. The estimated value of the warrant is reflected in the calculation of earnings per share (see Note J).

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2002
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

On July 26, 2002, the Company and CEO executed an amendment to the loan documents, implementing the agreement in principle, reached in January 2002, to extend the maturity of the loan to July 31, 2007. Under the terms of the amendment, the CEO will sell certain assets in an orderly manner to maximize the net proceeds, which will be used to pay a portion of the loan. The CEO will continue his 10b5-1 plan to sell shares he now owns pursuant to Rule 144 should the stock price exceed $15 per share. In addition, the CEO has agreed to apply any after-tax cash bonuses earned from the Company toward repayment of the loan.

Interest on the loan now accrues at the same rate that the Company pays on its revolving credit loan and totaled $674 in fiscal 2002 and $372 in the first six months of fiscal 2003. During fiscal 2002 and 2003, interest income has not been paid or recognized on the loan. The loan may be accelerated if the CEO ceases to be employed by the Company as a result of his voluntary resignation or termination for cause. The Company’s ability to collect amounts due according to the contractual terms of the loan agreement is largely dependent on the ultimate realization of proceeds from the sale of assets owned by the CEO, including the CEO’s investment in common stock of the Company. When determining the fair value of investments in common stock, the Company considers both the current market price and also volatility in the stock price over the period in which the Company estimates it would take to sell those shares into the market.

In accordance with the provisions of FAS Statement No. 5, Accounting for Contingencies, and FAS Statement No. 114, Accounting by Creditors for Impairment of a Loan, the Company recorded a valuation reserve for an impaired loan. The Company recorded $4,600 in the first six months of fiscal 2002 ($7,100 total in fiscal 2002) and $2,700 in the first six months of fiscal 2003 reflecting the amount by which the carrying value of the loan exceeded the underlying estimated fair value of the assets available to repay the loan. The Company will recognize any recoveries of amounts previously reserved after considering both the fair value of the underlying assets and cash repayments on the loan.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2002
(Dollars in thousands, except per share data)

I.     Special Charges and Asset Impairment

In fiscal 2001 and 2002 the Company’s subsidiary Deposition Sciences, Inc. (DSI) made significant investments in building telecommunication product manufacturing equipment and related facilities to apply its thin-film coating technology to telecom products. With the continuing decline in the global telecommunication business and uncertainty regarding the recovery of the telecom market, the Company recognized a $5,551 charge in the second quarter of fiscal 2003 related to the abandonment of certain long-lived assets and write down of certain assets held for sale to fair value. Additionally, as a result of the delisting of the Company’s common shares from the Nasdaq National Market, the Company recorded an asset impairment charge of $1,163 for the write-off of deferred costs associated with its shelf offerings in the second quarter of fiscal 2003.

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

Details of the actions and related charges and payments recorded during fiscal 2002 and the first six months of fiscal 2003 are summarized as follows:

	Cash/	Charged to	Reclassi-	Charges	Liabilities at	Charges	Liabilities at
Description	Noncash	Operations	fications	Utilized	June 30, 2002	Utilized	Dec. 31, 2002

Consolidate power supply operations
Severance	Cash	$1,243	$168	$1,411	$—	$—	$—
Lease cancellations	Cash	1,835	—	225	1,610	(146)	1,464
Write-down of assets	Noncash	2,579	—	2,579	—	—	—
Shut-down costs of facilities	Cash	265	(8)	240	17	—	17
Reduce staffing requirements	Cash	2,017	(160)	1,857	—	—	—
Impairment of long-lived assets	Noncash	2,977	—	2,977	—	—	—
Other	Noncash	333	—	333	—	—	—

		$11,249	$—	$9,622	$1,627	$(146)	$1,481

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

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2002
(Dollars in thousands, except per share data)

J.     Earnings Per Share

Earnings (loss) per share is computed as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Income available to common shareholders:
Income (loss) before cumulative effect of accounting change	$(12,614)	$(1,365)	$(14,095)	$(17,022)
Cumulative effect of accounting change	—	—	—	(71,171)

Net income (loss)	(12,614)	(1,365)	(14,095)	(88,193)
Preferred shares accretion	(744)	(694)	(1,443)	(1,347)
Warrants to be issued to General Electric Company	(5)	—	(2,098)	—

Net income (loss) attributable to common shareholders	$(13,363)	$(2,059)	$(17,636)	$(89,540)

Weighted average shares — basic and diluted
Outstanding at beginning of period	23,588	23,354	23,588	23,288
Issued pursuant to employee stock purchase plan	41	8	24	17
Issued pursuant to 401(k) plan	136	13	84	41

Weighted average shares — basic and diluted	23,765	23,375	23,696	23,346

Earnings (loss) per share — basic and diluted
Income (loss) before cumulative effect of accounting change	$(.56)	$(.09)	$(.74)	$(.79)
Cumulative effect of accounting change	—	—	—	(3.05)

Earnings (loss) per share attributable to common shareholders — basic and diluted	$(.56)	$(.09)	$(.74)	$(3.84)

At December 31, 2002, options and warrants to purchase 9,935,066 shares of common stock were outstanding, but were not included in the calculations of diluted earnings per share because their inclusion would have been antidilutive. Options and warrants to purchase 3,368,017 shares of common stock were outstanding at December 31, 2001, but were not included in the calculations of diluted earnings per share because their inclusion would have been antidilutive.

K.     Contingencies

On January 17, 2003, the Federal Court judge presiding over all pending shareholder litigation, described below, entered a final order approving settlement of the litigation and dismissing all of the plaintiffs’ claims with prejudice. The settlement included a payment of $8.4 million in cash, all of which was paid by the Company’s insurance carriers. The settlement does not constitute any admission of wrongdoing on the part of the Company or the individual defendants.

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

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2002
(Dollars in thousands, except per share data)

K.     Contingencies (continued)

A First Amended Class Action Complaint, consolidating the three lawsuits, was filed on September 30, 1999. The named defendants in the case – styled In re Advanced Lighting Technologies, Inc. Securities Litigation, Master File No. 1:99CV836, were the Company and its Chairman and Chief Executive Officer (CEO).

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

On December 4 and December 12, 2001 and January 10, 2002, separate lawsuits were filed by separate shareholders of the Company allegedly on behalf of the Company, derivatively, against officers and directors of the Company. The allegations in the three cases were substantially similar, and the two cases filed in Ohio court, Gobble v Hellman, et al. 1:02CV0076-AA and Miller v Hellman, et al. 1:02CV342, were removed to the United States District Court, Northern District of Ohio. The suit originally filed in Federal Court, Tanigawa v Ruud, et al. 1:01CV2807, was previously voluntarily dismissed by the plaintiff. The Company was a nominal defendant in these actions. The individual defendants in the Tanigawa case included, among others, Wayne R. Hellman, the Chief Executive Officer and Chairman of the Board, who is also beneficial owner of more than 5% of the outstanding common stock of the Company, Alan J. Ruud, former Chief Operating Officer and Vice Chairman of the Board, who is also beneficial owner of more than 5% of the outstanding common stock of the Company, and Messrs. Francis H. Beam, John E. Breen, John R. Buerkle, Theodore A. Filson, Louis S. Fisi, Thomas K. Lime and A Gordon Tunstall, directors of the Company. The Gobble and Miller complaints named the same defendants, but also named Steven C. Potts, who is Chief Financial Officer and is a former director.

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

This report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. On February 5, 2003, the Company and six of its United States subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the Untied States Bankruptcy Code. The operation of the Company and its subsidiaries under the protection of the bankruptcy court involves risks and uncertainties, including uncertainties associated with the restructuring process, the ability of the Company to successfully emerge from bankruptcy, the ability of the Company to operate successfully during the reorganization proceedings, and disruptions to the Company’s business relationships during the restructuring process. The Company currently has an agreement with its existing bank group under a debtor-in-possession financing facility (“DIP Facility”) to continue to provide financing until July 30, 2003 despite existing Events of Default under the Company’s prepetition credit facility with the banks. The DIP Facility will remain in place so long as there are no further defaults. The Company is currently seeking alternative financing sources to replace the DIP Facility. If the Company is unable to obtain alternative financing, it may be required to sell assets sufficient to repay the obligations to the banks by July 30, 2003. The sale process, and the consummation of the sale of such assets, may have an adverse effect on the Company’s ability to operate successfully and to successfully emerge from bankruptcy. Other risks and uncertainties include the strength of the recovery of the U.S. economy, the Company’s financing plans, trends affecting the Company’s financial condition or results of operations, continued growth of the metal halide lighting market, the Company’s operating strategy and growth strategy, potential acquisitions or joint ventures by the Company, the declaration and payment of dividends, litigation affecting the Company, the timely development and market acceptance of new products, the possibility that any success at Deposition Sciences, Inc. (an ADLT subsidiary) will not be reflected in the value of the ADLT common stock, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed in the Company’s Form 10-K for the fiscal year ended June 30, 2002, in particular, see “Risk Factors.” For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

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

Recent Developments

Voluntary Bankruptcy Filing

On February 5, 2003, Advanced Lighting Technologies, Inc. (the “Company” or “ADLT”) and six of its United States subsidiaries, (collectively, the “Debtors”), filed voluntary petitions for reorganization (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (“Chapter 11” or the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). ADLT’s non-U.S. operating subsidiaries and Deposition Sciences, Inc., a U.S. subsidiary, were not a part of the Filing.

At the end of the second quarter of fiscal 2003 the Company was in default under a Forbearance Agreement with its bank group. In addition, the Company did not make the September 16, 2002 semi-annual interest payment on its 8% Senior Notes which resulted in an Event of Default under the Senior Notes Indenture. As a result of the defaults, the Indenture Trustee for the noteholders declared all principal and interest on the 8% Senior Notes due and payable immediately. The Filing by ADLT was made since it did not have the available funds to pay the noteholders and because of the uncertainty of the willingness of the bank group to grant continued forbearance under acceptable terms. These defaults are discussed in more detail in Note F to the Condensed Consolidated Financial Statements. Under Chapter 11, the Debtors expect to continue to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the repayment of its Bank Credit Facility and 8% Senior Notes.

As a consequence of the Filing, all liabilities of the Debtors are stayed and no party may take any action to realize its pre-petition claims except pursuant to order of the Bankruptcy Court. It is the Debtors’ intention to address all of their pre-petition claims in a plan of reorganization. However, it is currently impossible to predict with any degree of certainty how the plan will treat pre-petition claims and the impact the Filing and any reorganization plan may have on the shares of common and preferred stock of ADLT. Due to material uncertainties, it is not possible to predict the length of time the Debtors will operate under chapter 11 protection, the outcome of the reorganization in general, the effect on the Debtors’ business or the recovery by creditors of the Debtors and equityholders of ADLT.

The Debtors have negotiated a debtor-in-possession credit facility with several financial institutions (the “DIP Facility”). The DIP Facility has a maturity of July 30, 2003 and bears interest at 3% above the prime rate (4.25% at December 31, 2002) through April 30, 2003 and 3.5% above the prime rate thereafter through July 30, 2003. The Bankruptcy Court issued an interim approval of the DIP Facility, which allows the Debtors to draw on the DIP Facility in an amount not to exceed $26,096.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including claims of critical trade creditors, customer warranty and rebate programs, and employee wages and benefits in the ordinary course of business. As part of the bankruptcy process, the Company hopes to refinance its DIP Facility and pursue restructuring with its noteholders and equityholders. If no refinancing can be accomplished by March 30, 2003, the Debtors are required by the terms of the DIP Facility to begin the sale process of their assets and distribute the net proceeds.

Delisting from the Nasdaq National Market

The Company has received a Nasdaq Staff Determination indicating that the Company fails to meet the minimum bid price requirement and a warning regarding the Company’s failure to meet the stockholders’ equity requirement, for continued listing on the Nasdaq National Market. Although the Company filed an appeal of the Staff Determination, the Nasdaq Listing Qualifications Panel determined that the Company’s Common Shares would be delisted by the Nasdaq National Market effective January 10, 2003.

The Panel’s decision indicated that the Company’s common shares would be eligible for quotation on the National Association of Securities Dealers’ OTC Bulletin Board, which was established for securities that do not meet the Nasdaq listing requirements. This alternative trading market is generally considered less efficient than the Nasdaq National Market or Nasdaq SmallCap Market. Consequently, selling the Company’s common shares could be more difficult because smaller volumes of shares would likely be bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of the Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for common shares of the Company.

As a result of the delisting, the Company wrote-off $1,163 in the second quarter of fiscal 2003 for the impairment of the deferred costs related to its shelf offerings.

Changes Pursuant to General Electric Company Investment

In October 1999, General Electric Company (“GE”) completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company’s newly created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which GE has fully exercised to acquire 998,703 shares of Common Stock of the Company. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by GE represent 16.7% of the voting power and equity ownership of the Company at December 31, 2002.

The terms of the GE investment provide that the Company maintain a specific financial ratio over certain measurement periods. The Company failed to maintain the required interest coverage ratio over three measurement periods. As a result of the failure to maintain the interest coverage ratio: (i) GE has the ability to vote the number of shares currently voted by the CEO of the Company and Alan J. Ruud, totaling approximately 5.6 million shares at December 31, 2002, (ii) GE has the option to purchase shares from the CEO of the Company and Alan J. Ruud which, together with the shares owned by GE, would represent 25% of the voting power of the Company, (iii) GE has the right to receive from the Company an additional warrant to purchase approximately 6.75 million shares at $.63055 per share, and (iv) GE has the right to receive from the Company an additional warrant to purchase approximately 18,000 shares at $.298 per share (the average of the closing prices for the 20 trading days ended December 31, 2002). The ability to vote the shares, purchase shares or obtain the warrant is dependent upon compliance with antitrust laws. GE is not required to purchase additional shares of the Company. The number of shares that GE owns or has the right to acquire and/or vote exceeds 35% of the voting power of the Company. Consequently, the terms of the Indenture relating to the Company’s Senior Notes require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest. The Company elected not to offer to repurchase the Senior Notes and therefore was in default under the Trust Indenture.

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

The consideration received by the Company consisted of a cash payment of $28,000 (adjusted dollar for dollar to reflect the amount of any changes in working capital and funded indebtedness between September 2, 2001 and December 3, 2001) and promissory notes totaling $6,000. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of $2,458 in the cash received at closing. The preliminary estimates are subject to a review process under the purchase agreement. The notes are payable December 1, 2006 and bear interest at 8% compounded semi-annually. As part of this transaction, funded indebtedness of $9,005 continued to be the obligation of Ruud Lighting and the Company retained title to the Rhode Island manufacturing facility of Kramer Lighting. The Company sold this facility for $1,326 in September 2002. The Company remitted $428 to Ruud Lighting in October 2002 in accordance with the terms of the purchase agreement.

The sale of the subsidiaries resulted in a gain of $227 in the quarter ended December 31, 2001. The final amount of proceeds to be received and gain or loss realized will be based upon a review process as set forth under the purchase agreement and final negotiations with the buyers.

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

Write-off of Long-lived Assets and Other Charges. Due to the decline in current business conditions, certain long-lived assets and product lines were evaluated for impairment in light of future growth areas of the business and a focus on profit margins and core opportunities. As a result, charges of $1,425 and $1,552 were recorded in the first and fourth quarter of fiscal 2002, respectively, to recognize write-downs in investments and equipment. In addition, a $333 charge was taken for the abandonment of certain projects and exiting several product lines.

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

Results of Operations – Selected Items as a Percentage of Net Sales

The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	62.8	63.8	62.0	64.7
Marketing and selling	16.4	19.2	17.1	19.3
Research and development	4.8	5.1	5.8	5.3
General and administrative	7.9	8.0	8.6	8.2
Provision for loan impairment	6.9	—	3.7	4.6
Refinancing and non-recurring items	5.9	—	3.2	—
Gain on settlement of lawsuit	—	—	—	(0.5)
Gain on sale of property	—	—	(0.1)	—
Special charges and asset impairment	17.2	—	9.2	8.9
Amortization of intangible assets	0.2	0.2	0.2	0.2

Income (loss) from operations	(22.1)	3.7	(9.7)	(10.7)
Other income (expense):
Interest expense	(8.2)	(6.1)	(8.2)	(6.0)
Interest income	0.3	0.1	0.4	0.1
Income (loss) from investments	(1.7)	(0.3)	(0.9)	(0.2)
Gain from sale of fixture subsidiaries	—	0.5	—	0.2

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	(31.7)	(2.2)	(18.4)	(16.6)
Income tax expense	0.4	0.5	0.6	0.2

Income (loss) before minority interest and cumulative effect of accounting change	(32.1)	(2.7)	(19.0)	(16.8)
Minority interest in income of consolidated subsidiary	(0.2)	(0.1)	(0.2)	(0.1)

Income (loss) before cumulative effect of accounting change	(32.3)	(2.8)	(19.2)	(16.9)
Cumulative effect of accounting change	—	—	—	(70.7)

Net income (loss)	(32.3%)	(2.8%)	(19.2%)	(87.6%)

Factors that have affected the results of operations for the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 are discussed below.

Quarter Ended December 31, 2002 Compared with Quarter Ended December 31, 2001

Net Sales. Net sales decreased 19.9% to $39,086 in the second quarter of fiscal 2003 from $48,804 in the second quarter of fiscal 2002. The decrease in sales is primarily due to the sale of the fixture subsidiaries in December 2001. Excluding the fixture subsidiaries, sales for the second quarter of fiscal 2003 were $39,086 compared with $33,550 for the second quarter of fiscal 2002. Second quarter metal halide sales, excluding the fixture subsidiaries, increased 15% to $30,137 compared with $26,139 in the same period last year. This increase in metal halide sales is the result of the sale of metal halide lamp production equipment into China for $2,142 and is also due to sales to the former fixture subsidiaries that are now external sales. Excluding these two items, metal halide sales increased 1% to $26,461 from $26,139.

Excluding the fixture subsidiaries, fiscal 2003 second quarter sales of the Company’s second-generation metal halide lighting product line, Uni-Form® pulse start, grew 11% to $8,764 from $7,871 in the comparable quarter a year ago. Two-thirds of this increase is due to sales to the former fixture subsidiaries that are now external sales. Sales of APL materials increased 15% over the same quarter a year ago. Geographically, these materials sales increased 21% in the U.S. and 11% outside the U.S. Excluding the fixture subsidiaries, non-metal halide lighting sales declined 6%, due to the managed decline of some non-metal halide product sales.

Excluding the fixture subsidiaries, lighting sales inside the U.S. increased 10% in the second quarter of fiscal 2003 as compared to the same period a year ago. Excluding sales to the former fixture subsidiaries that are now external sales, lighting sales inside the U.S. remained flat in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. The Company believes that the market for metal halide lighting is improving and has returned to a positive growth rate as the U.S. economy has improved. The Company expects that a stronger U.S. economy will result in an improved lighting market for the Company’s products. Lighting sales outside the U.S. remained flat excluding the China equipment sales. The Company attributes this to weakness in the international economy.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

DSI’s telecommunication product sales for the second quarter of fiscal 2003 were $163, a decrease of 51% from $332 in the second quarter of fiscal 2002. The decrease is attributed to the overall decline in the telecommunications industry. However, sales of DSI’s non-telecom materials and equipment increased 50% to $3,440 in the second quarter of fiscal 2003 from $2,292 in the second quarter of fiscal 2002 as the Company capitalized on DSI’s expertise in thin-film optical coatings and optical coating equipment manufacturing opportunities.

Cost of Sales. Cost of sales decreased 21.2% to $24,557 in the second quarter of fiscal 2003 from $31,163 in the second quarter of fiscal 2002. The decrease is primarily attributable to the sale of the fixture subsidiaries. As a percentage of net sales, cost of sales decreased to 62.8% in the second quarter of fiscal 2003 from 63.8% in the second quarter of fiscal 2002. Cost of sales, in fiscal 2002, were negatively impacted by several unusual items including inventory write-downs, additional costs related to the move of the European power supply production to India, and unfavorable overhead variances resulting from the decrease in production due to the Company’s commitment to significant reductions in inventory levels. The benefits of this transfer of power supply production are beginning to be realized in fiscal 2003 resulting in an improving gross margin.

Marketing and Selling Expenses. Marketing and selling expenses decreased 31.6% to $6,408 in the second quarter of fiscal 2003 from $9,364 in the second quarter of fiscal 2002. As a percentage of net sales, marketing and selling expenses declined to 16.4% in the second quarter of fiscal 2003 from 19.2% in the second quarter of fiscal 2002. The decrease in both amount and percentage of net sales is primarily attributable to the sale of the fixture subsidiaries, as marketing and selling expenses were higher as a percentage of net sales for these subsidiaries.

Research and Development Expenses. Research and development expenses declined 24.5% in the second quarter of fiscal 2003 to $1,884 from $2,497 in the second quarter of fiscal 2002. The decrease is primarily attributable to the sale of the fixture subsidiaries. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; (iii) development of new materials for the world’s major lighting manufacturers; and, (iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses decreased to 4.8% in the second quarter of fiscal 2003 from 5.1% in the second quarter of fiscal 2002. In spite of the Company’s commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses of $3,073 were 21.4% lower in the second quarter of fiscal 2003 compared to $3,910 in the second quarter of fiscal 2002. The decrease is primarily attributable to the sale of the fixture subsidiaries.

Provision for Loan Impairment. In the quarter ended December 31, 2002, the Company increased the valuation reserve for an impaired loan by $2,700 related to the amount by which the carrying value of the loan receivable from officer exceeded the underlying fair value of the assets available to repay the loan. No interest income was recorded or paid on the loan in fiscal 2003 and 2002.

Refinancing and Non-recurring Items. Refinancing and non-recurring items reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to refinance its Bank Credit Facility and to restructure its $100,000 8% Senior Notes. The Company will continue to incur similar costs for the next several quarters.

Special Charges and Asset Impairment. In fiscal 2001 and 2002 the Company’s subsidiary Deposition Sciences, Inc. (DSI) made significant investments in building telecommunication product manufacturing equipment and related facilities to apply its thin-film coating technology to telecom products. With the continuing decline in the global telecommunication business and uncertainty regarding the recovery of the telecom market, the Company recognized a $5,551 charge in the second quarter of fiscal 2003 related to the abandonment of certain long-lived assets and the write down of certain equipment held for sale to fair value. Additionally, as a result of the delisting of the Company’s common shares from the Nasdaq National Market, the Company recorded an asset impairment charge of $1,163 for the write-off of deferred costs related to its shelf offerings.

Amortization of Intangible Assets. Amortization expense of $85 in the second quarter of fiscal 2003 was comparable to amortization expense of $86 in the second quarter of fiscal 2002.

Income (Loss) from Operations. As a result of the items noted above, the Company realized a loss from operations in the second quarter of fiscal 2003 of $(8,638) as compared to income from operations of $1,784 in the second quarter of fiscal 2002. Excluding the provision for loan impairment of $2,700, refinancing and non-recurring items of $2,303, and special charges and asset impairment of $6,714, the Company realized income from operations of $3,079 as compared with $1,784 for the second quarter of fiscal 2002.

Interest Expense. Interest expense increased to $3,221 in the second quarter of fiscal 2003 from $2,964 in the second quarter of fiscal 2002. The Company accrued interest on its $100,000 of 8% Senior Notes through the end of the quarter, however the semi-annual interest payment due September 16, 2002 was not made. The increase is attributable to the increase of $536 in bank and legal costs related to the Company’s Bank Credit Facility resulting from the forbearance agreement and related amendments, offset by a reduction in debt outstanding resulting from the sale of the fixture subsidiaries.

Interest Income. Interest income increased to $137 in the second quarter of fiscal 2003 from $36 in the second quarter of fiscal 2002. The increase is attributable to interest earned on the $6,000 of notes receivable created by the sale of the fixture subsidiaries in December 2001.

Income (Loss) from Investments. The income (loss) from investments in the second quarter of fiscal 2003 of $(653) and fiscal 2002 of $(145) consists of an equity loss from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The Fiberstars’ loss was primarily due to a provision for a valuation allowance on deferred tax assets.

Income (Loss) before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change. The Company had a loss before income taxes, minority interest and cumulative effect of accounting change of $(12,375) in the second quarter of fiscal 2003 as compared to a loss before income taxes, minority interest and cumulative effect of $(1,062) in the second quarter of fiscal 2002. Excluding the provision for loan impairment of $2,700, refinancing and non-recurring items of $2,303, and special charges and asset impairment of $6,714, the Company realized a loss before income taxes, minority interest and cumulative effect of accounting change of $(658) as compared with a loss of $(1,289) for the second quarter of fiscal 2002, after excluding the gain from sale of fixture subsidiaries of $227.

Income Tax Expense. Income tax expense was $157 for the second quarter of fiscal 2003 as compared to $260 in the second quarter of fiscal 2002. The income tax expense in the second quarters of fiscal 2003 and 2002 related to certain of the Company’s foreign operations.

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

Six Months Ended December 31, 2002 Compared with Six Months Ended December 31, 2001

Net Sales. Net sales decreased 27.1% to $73,378 in the first six months of fiscal 2003 from $100,694 in the first six months of fiscal 2002. The decrease in sales is primarily due to the sale of the fixture subsidiaries in December 2001. Excluding the fixture subsidiaries, sales for the first six months of fiscal 2003 were $73,378 compared with $65,611 for the first six months of fiscal 2002. Metal halide sales, excluding the fixture subsidiaries, increased 11% to $56,151 for the first six months of fiscal 2003 compared with $50,389 in the same period last year. This increase in metal halide sales is the result of the sale of metal halide lamp production equipment into China for $2,142 and is also due to sales to the former fixture subsidiaries that are now external sales. Excluding these two items, metal halide sales remained flat in the first six months of fiscal 2003 compared to the year-ago period.

Excluding the fixture subsidiaries, fiscal 2003 first half sales of the Company’s second-generation metal halide lighting product line, Uni-Form® pulse start, grew 13% to $17,142 from $15,233 in the comparable year ago period. This increase is primarily due to sales to the former fixture subsidiaries that are now external sales. Sales of APL materials increased 13% over the same period a year ago. Geographically, these sales of materials increased 29% in the U.S. and increased 5% outside the U.S. Excluding the fixture subsidiaries, non-metal halide lighting sales declined 7%, due to the managed decline of some non-metal halide product sales and weakness in the lighting market.

Excluding the fixture subsidiaries, lighting sales inside the U.S. increased 12% in the first six months of fiscal 2003 as compared to the same period a year ago. Excluding sales to the former fixture subsidiaries that are now external sales, lighting sales inside the U.S. decreased 1% in the first six months of fiscal 2003 compared with the first six months of fiscal 2002. The Company believes that the market for metal halide lighting is improving and has returned to a positive growth rate as the U.S. economy has improved. The Company expects that a stronger U.S. economy will result in an improved lighting market for the Company’s products. Lighting sales outside the U.S. declined 1% excluding the equipment sales. The Company attributes this to weakness in the international economy.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

DSI’s telecommunication product sales for the first six months of fiscal 2003 were $311, a decrease of 52% from $650 in the first six months of fiscal 2002. The decrease is attributed to the overall decline in the telecommunications industry. However, sales of DSI’s non-telecom materials and equipment increased 47% to $6,827 in the first six months of fiscal 2003 from $4,658 in the first six months of fiscal 2002 as the Company capitalized on DSI’s expertise in thin-film optical coatings and optical coating equipment manufacturing opportunities.

Cost of Sales. Cost of sales decreased 30.1% to $45,552 in the first six months of fiscal 2003 from $65,153 in the first six months of fiscal 2002. The decrease is primarily attributable to the sale of the fixture subsidiaries. As a percentage of net sales, cost of sales decreased to 62.0% in the first six months of fiscal 2003 from 64.7% in the first six months of fiscal 2002. Cost of sales, in fiscal 2002, were negatively impacted by several unusual items including inventory write-downs, additional costs related to the move of the European power supply production to India, and unfavorable overhead variance resulting from the decrease in production due to the Company’s commitment to significant reductions in inventory levels. The benefits of this transfer of power supply production are beginning to be realized in fiscal 2003 resulting in an improving gross margin.

Marketing and Selling Expenses. Marketing and selling expenses decreased 35.4% to $12,574 in the first six months of fiscal 2003 from $19,454 in the first six months of fiscal 2002. As a percentage of net sales, marketing and selling expenses declined to 17.1% in the first six months of fiscal 2003 from 19.3% in the first six months of fiscal 2002. The decrease in both amount and percentage of net sales is primarily attributable to the sale of the fixture subsidiaries, as marketing and selling expenses were higher as a percentage of net sales for these subsidiaries.

Research and Development Expenses. Research and development expenses declined 20.0% in the first six months of fiscal 2003 to $4,266 from $5,334 in the first six months of fiscal 2002. The decrease is primarily attributable to the sale of the fixture subsidiaries. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps and fixtures in industrial and commercial applications; (ii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; (iii) development of new materials for the world’s major lighting manufacturers; and, (iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses increased to 5.8% in the first six months of fiscal 2003 from 5.3% in the first six months of fiscal 2002. In spite of the Company’s commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses of $6,306 were 23.6% lower in the first six months of fiscal 2003 compared to $8,255 in the first six months of fiscal 2002. The decrease is primarily attributable to the sale of the fixture subsidiaries.

Provision for Loan Impairment. In the quarter ended December 31, 2002, the Company increased its valuation reserve for an impaired officer loan of $2,700 related to the amount by which the carrying value of the loan receivable from officer exceeded the underlying fair value of the assets available to repay the loan. In the quarter ended September 30, 2001, the Company recorded a valuation reserve of $4,600 related to this loan. No interest income was recorded or paid on the loan in fiscal 2003 and 2002.

Refinancing and Non-recurring Items. Refinancing and non-recurring items reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to refinance its Bank Credit Facility and to restructure its $100,000 8% Senior Notes. The Company will likely continue to incur similar costs for the next several quarters.

Gain on Settlement of Lawsuit. In the first quarter of fiscal 2002, the Company recorded a gain on the settlement of lawsuit totaling $554, net of legal fees, as a result of the enforcement of a non-compete agreement with several former employees of a subsidiary of the Company.

Gain on Sale of Property. The Company recorded a gain on the sale of property in the first quarter of fiscal 2003 of $62 related to the sale of a building in Middletown, Rhode Island that formerly served as a fixture manufacturing facility.

Special Charges and Asset Impairment. For a discussion of special charges and asset impairment in fiscal 2002, see “Consolidation of Power Supply Production Operations and Restructuring of Worldwide Operations” above.

In fiscal 2001 and 2002 the Company’s subsidiary Deposition Sciences, Inc. (DSI) made significant investments in building telecommunication product manufacturing equipment and related facilities to apply its thin-film coating technology to telecom products. With the continuing decline in the global telecommunication business and uncertainty regarding the recovery of the telecom market, the Company recognized a $5,551 charge in the second quarter of fiscal 2003 related to the abandonment of certain long-lived assets and the write down of certain equipment held for sale to fair value. Additionally, as a result of the delisting of the Company’s common shares from the Nasdaq National Market, the Company recorded an asset impairment charge of $1,163 for the write-off of deferred costs related to its shelf offerings.

Amortization of Intangible Assets. Amortization expense in both the first six months of fiscal 2003 and the first six months of fiscal 2002 was $170.

Income (Loss) from Operations. As a result of the items noted above, the Company realized a loss from operations in the first six months of fiscal 2003 of $(7,115) as compared to a loss from operations of $(10,727) in the first six months of fiscal 2002. The loss from operations in the first six months of fiscal 2003 includes the provision for loan impairment of $2,700, refinancing and non-recurring items of $2,303, special charges and asset impairment of $6,714, and a gain on sale of property of $62. The loss from operations in the first six months of fiscal 2002 includes the provision for loan impairment of $4,600, special charges and asset impairment of $9,697, and the gain on settlement of lawsuit of $554. Excluding these items, the Company realized income from operations of $4,540 in the first six months of fiscal 2003 as compared with $3,016 for the for the first six months of fiscal 2002.

Interest Expense. Interest expense decreased to $6,010 in the first six months of fiscal 2003 from $6,057 in the first six months of fiscal 2002. The Company accrued interest on its $100,000 of 8% Senior Notes through the end of the quarter, however the semi-annual interest payment due September 16, 2002 was not made. The decrease is attributable to the reduction in debt outstanding resulting from the sale of the fixture subsidiaries, offset by an increase of $563 in bank and legal costs related to the Company’s Bank Credit Facility resulting from the forbearance agreement and related amendments.

Interest Income. Interest income increased to $275 in the first six months of fiscal 2003 from $62 in the first six months of fiscal 2002. The increase is attributable to interest earned on the $6,000 of notes receivable created by the sale of the fixture subsidiaries in December 2001.

Income (Loss) from Investments. The income (loss) from investments in the first six months of fiscal 2003 of $(652) and fiscal 2002 of $(211) consists of an equity loss from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The Fiberstars’ loss was primarily due to a provision for a valuation allowance on deferred tax assets.

Income (Loss) before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change. The Company had a loss before income taxes, minority interest and cumulative effect of accounting change of $(13,502) in the first six months of fiscal 2003 as compared to a loss before income taxes, minority interest and cumulative effect of accounting change of $(16,706) in the first six months of fiscal 2002. The loss in the first six months of fiscal 2003 includes the provision for loan impairment of $2,700, refinancing and non-recurring items of $2,303, special charges and asset impairment of $6,714, and a gain on sale of property of $62. The loss in the first six months of fiscal 2002 includes the provision for loan impairment of $4,600, special charges and asset impairment of $9,697, the gain from sale of fixture subsidiaries of $227, and the gain on settlement of lawsuit of $554. Excluding these items, the Company realized a loss before income taxes, minority interest and cumulative effect of accounting change of $(1,847) in the first six months of fiscal 2003 as compared with a loss of $(3,190) for the first six months of fiscal 2002.

Income Tax Expense. Income tax expense was $434 for the first half of fiscal 2003 as compared to $234 in the first half of fiscal 2002. The income tax expense in the first six months of fiscal 2003 and 2002 related primarily to certain of the Company’s foreign operations.

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

Liquidity and Capital Resources

The Company’s sources of liquidity include cash and cash equivalents from operations and amounts primarily available under it debtor-in-possession credit facility (“DIP Facility”). See Note F to the Notes to Condensed Consolidated Financial Statements for a description of the DIP Facility. The payment of interest on the $100,000 8% Senior Notes ($6,333 accrued at December 31, 2002) has been suspended by the Chapter 11 bankruptcy filing on February 5, 2003. While the Company did not make the semi-annual interest payment due September 16, 2002 and will not make the payment that would have been due March 15, 2003, its liquidity will be impacted by the uncertainty of the bankruptcy proceedings, including restructuring and settlement of prepetition obligations, the restructuring of the Senior Notes, the payment of professional fees related to the bankruptcy, the terms of the DIP Facility and the ability to obtain other financing. Also, liquidity will be affected by, among other things, the demand for the Company’s products, the availability and amount of trade credit and other business and operational issues. As a result of these uncertainties, there can be no assurance that existing or future sources of liquidity will be adequate. However, management believes that the Company’s restructuring and refinancing matters can be resolved in the Chapter 11 bankruptcy filing and that based on its current estimates the Company should have adequate liquidity pending the effectiveness of a plan of reorganization.

Cash increased $2,454 during the first six months of fiscal 2003. Cash provided by operating activities totaled $6,676, cash used in investing activities totaled $1,109, and cash used in financing activities totaled $3,113.

Net Cash Provided by Operating Activities. Net cash provided by operating activities totaled $6,676 during the first six months of fiscal 2003 as compared to $1,672 in the first six months of fiscal 2002. The primary reason for this change was the non-payment of the $4,000 semi-annual interest payment due on the Company’s 8% Senior Notes.

Net Cash Provided by (Used in) Investing Activities. During the first six months of fiscal 2003, net cash used in investing activities totaled $1,109. Capital expenditures of $2,735 in fiscal 2003 related primarily to machinery and equipment to improve production processes, which should result in increased productivity and capacity. The Company plans to limit its capital expenditure program for the next twelve months and estimates its capital expenditures will approximate $4,000 over the next twelve months. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates. The outflow for capital expenditures during the first six months was partially offset by the sale of the building in Middletown, Rhode Island that formerly served as a fixture manufacturing facility.

Net Cash Provided by (Used in) Financing Activities. During the first six months of fiscal 2003, net cash used in financing activities was $3,113. This primarily represents repayments of bank debt under the Company’s Bank Credit Facility.

The interest-bearing obligations of the Company totaled $136,377 as of December 31, 2002, and consisted of: $26,111 of borrowings under the Bank Credit Facility; $100,000 of 8% Senior Notes; mortgages of $5,007; a promissory note of $1,970; and, obligations of foreign subsidiaries of $3,289.

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

Interest on the loan now accrues at the same rate that the Company pays on its revolving credit loan and totaled $674 in fiscal 2002 and $372 in the first six months of fiscal 2003. During fiscal 2002 and 2003, no interest income was recorded or paid on the loan. Further, the Company recorded a valuation reserve for this impaired loan of $2,700 in the second quarter of fiscal 2003 ($9,800 total at December 31, 2002) related to the amount by which the carrying value of the loan exceeded the underlying estimated fair value of the assets available to repay the loan. The loan may be accelerated if the CEO ceases to be employed by the Company as a result of his voluntary resignation or termination for cause. The Board reserved the right to demand payment to prevent an unacceptable strain on cash resources. The Company’s ability to collect amounts due according to the contractual terms of the loan agreement is largely dependent on the ultimate realization of proceeds from the sale of assets owned by the CEO, including the CEO’s investment in common stock of the Company.

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

The Company adopted Emerging Issues Task Force (“EITF”) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” in the quarter ended March 31, 2002. EITF Issue 01-9 requires that expense associated with a free product or service delivered at the time of sale of another product or service should be classified as cost of sales. The Company’s fixture subsidiaries that were sold in the second quarter of fiscal 2002 had incurred and included such costs in marketing and selling expense. Accordingly, the Company has reclassified such amounts to cost of sales within these financial statements. The amount reclassified for the three months and six months ended December 31, 2001 is $749 and $1,836, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended December 31, 2002, there have been no material changes in the reported market risks presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. The only change to this information would be to reflect the acceleration of the Bank Credit Facility and 8% Senior Notes to fiscal year 2003 in the interest rate sensitivity table.

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

Item 3. Defaults Upon Senior Securities

The Company did not make the September 16, 2002 interest payment on its Senior Notes due 2008. As a result, the Trustee under the Senior Notes has declared all principal and interest to be immediately due and payable. As of March 14, 2003, the accrued and unpaid interest on the Senior Notes was $7,978. The information included in Note F of the “Notes to Condensed Consolidated Financial Statements (Unaudited)” included in this Report on Form 10-Q is hereby incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit		Incorporated
Number	Title	by Reference

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(1)

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997	(1)

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(2)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(3)

3.5	Code of Regulations	(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

10.1	Amendment To Amended And Restated Forbearance Agreement dated as of November 19, 2002, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank

10.2	Second Amendment To Amended And Restated Forbearance Agreement dated as of January 10, 2003, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank

10.3	Third Amendment To Amended And Restated Forbearance Agreement dated as of January 23, 2003, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems, North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank

Exhibit		Incorporated
Number	Title	by Reference

10.4	Fourth Amendment To Amended And Restated Forbearance Agreement dated as of January 30, 2003, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems, North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank

10.5	Fifth Amendment To Amended And Restated Forbearance Agreement dated as of February 3, 2003, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems, North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank

10.6	First Amendment To Component Purchase Agreement Dated November 18, 2002 By and Between Ruud Lighting, Inc, Venture Lighting International, Inc., and Advanced Lighting Technologies, Inc

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(2)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(3)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(b)	Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: March 14, 2003	By: /s/ Wayne R. Hellman Wayne R. Hellman Chief Executive Officer

Date: March 14, 2003	By: /s/ Steven C. Potts Steven C. Potts Chief Financial Officer

CERTIFICATIONS

I, Wayne R. Hellman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Advanced Lighting Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: March 14, 2003

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

Date: March 14, 2003

/s/ Steven C. Potts
 Steven C. Potts
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated
Number	Title	by Reference

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(1)

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997	(1)

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(2)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(3)

3.5	Code of Regulations	(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

10.1	Amendment To Amended And Restated Forbearance Agreement dated as of November 19, 2002, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank

10.2	Second Amendment To Amended And Restated Forbearance Agreement dated as of January 10, 2003, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank

10.3	Third Amendment To Amended And Restated Forbearance Agreement dated as of January 23, 2003, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems, North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank

Exhibit		Incorporated
Number	Title	by Reference

10.4	Fourth Amendment To Amended And Restated Forbearance Agreement dated as of January 30, 2003, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems, North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank

10.5	Fifth Amendment To Amended And Restated Forbearance Agreement dated as of February 3, 2003, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems, North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank

10.6	First Amendment To Component Purchase Agreement Dated November 18, 2002 By and Between Ruud Lighting, Inc, Venture Lighting International, Inc., and Advanced Lighting Technologies, Inc

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(2)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(3)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.