Form 10-Q
period 2003-03-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2003-06-04
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

     [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

Yes ✓ No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No ✓

There were 23,807,347 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of March 31, 2003.

INDEX

Advanced Lighting Technologies, Inc.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	March 31,	June 30,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$3,352	$2,874
Trade receivables, less allowances of $961 and $1,874	30,968	29,124
Inventories:
Finished goods	16,722	17,873
Raw materials and work-in-process	8,933	8,818

	25,655	26,691
Prepaid expenses	1,804	1,975

Total current assets	61,779	60,664
Property, plant and equipment:
Land and buildings	33,364	32,839
Machinery and equipment	74,848	76,929
Furniture and fixtures	17,592	16,709
Assets held for sale	2,171	4,557

	127,975	131,034
Less accumulated depreciation	33,993	29,535

	93,982	101,499
Receivables from related parties	7,319	7,982
Investments in affiliates	9,508	10,264
Other assets	2,408	5,842
Intangible assets	2,582	3,191
Excess of cost over net assets of businesses acquired, net	4,411	4,258

	$181,989	$193,700

Liabilities and shareholders’ equity
Liabilities not subject to compromise:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,520	$4,113
Accounts payable	10,380	15,485
Payables to related parties	676	452
Employee-related liabilities	2,891	2,788
Accrued income and other taxes	954	180
Other accrued expenses	7,233	8,901
Senior unsecured 8% notes, due March 2008, in default	—	100,000
Debtor-in-Possession Facility	12,841	—
Bank Credit Facility, in default	12,037	28,218

Total current liabilities	48,532	160,137
Long-term debt	5,983	7,356

Total liabilities not subject to compromise	54,515	167,493
Liabilities subject to compromise	114,557	—

Total liabilities	169,072	167,493
Minority interest	902	635
Preferred stock, $.001 par value, per share; 1,000 shares authorized; 761 Series A convertible redeemable shares issued and outstanding (redemption value — $26,902 at March 31, 2003)	24,475	22,290
Common shareholders’ equity (deficit)
Common stock, $.001 par value, 80,000 shares authorized, 23,807 shares issued and outstanding as of March 31, 2003 and 23,588 shares issued and outstanding as of June 30, 2002	24	24
Paid-in-capital	212,726	214,804
Accumulated other comprehensive income (loss)	(2,135)	(2,940)
Loan and interest receivable from officer, less reserve of $9,800	(4,344)	(7,044)
Retained earnings (deficit)	(218,731)	(201,562)

	(12,460)	3,282

	$181,989	$193,700

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net sales	$37,469	$33,565	$109,624	$134,025
Costs and expenses:
Cost of sales	23,252	22,706	68,774	87,859
Marketing and selling	5,457	5,592	16,808	24,812
Research and development	2,055	1,529	6,321	6,863
General and administrative	2,628	3,602	8,934	11,857
Provision for loan impairment	—	900	2,700	5,500
Refinancing and non-recurring items	84	—	2,387	—
Gain on settlement of lawsuit	—	—	—	(554)
Gain on sale of property	—	—	(62)	—
Special charges and asset impairment	—	—	6,714	9,009
Amortization of intangible assets	86	83	256	253

Income (loss) from operations	3,907	(847)	(3,208)	(11,574)
Other income (expense):
Interest expense	(2,722)	(2,559)	(8,732)	(8,616)
Interest income	140	82	415	144
Income (loss) from investments	(104)	(2,121)	(756)	(2,332)
Reorganization expenses	(3,963)	—	(3,963)	—
Gain from sale of fixture subsidiaries	—	—	—	227

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	(2,742)	(5,445)	(16,244)	(22,151)
Income tax expense	224	152	658	386

Income (loss) before minority interest and cumulative effect of accounting change	(2,966)	(5,597)	(16,902)	(22,537)
Minority interest in income of consolidated subsidiary	(108)	(63)	(267)	(145)

Income (loss) before cumulative effect of accounting change	(3,074)	(5,660)	(17,169)	(22,682)
Cumulative effect of accounting change	—	—	—	(71,171)

Net income (loss)	$(3,074)	$(5,660)	$(17,169)	$(93,853)

Earnings (loss) per share — basic and diluted:
Income (loss) before cumulative effect of accounting change	$(.16)	$(.27)	$(.90)	$(1.06)
Cumulative effect of accounting change	—	—	—	(3.04)

Earnings (loss) per share — basic and diluted:	$(.16)	$(.27)	$(.90)	$(4.10)

Weighted average shares outstanding:
Basic and diluted	23,807	23,462	23,733	23,383

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Nine Months Ended March 31, 2003
(in thousands)

					Accumulated
		Common Stock			Other
	Preferred			Paid-In	Comprehensive
	Stock	Shares	Par Value	Capital	Income (Loss)

Balance at July 1, 2002	$22,290	23,588	$24	$214,804	$(2,940)
Net income (loss)	—	—	—	—	—
Preferred shares accretion	2,185	—	—	(2,185)	—
Warrants to be issued to General Electric Company	—	—	—	—	—
Reserve for loan impairment	—	—	—	—	—
Stock purchases by employees	—	61	—	20	—
Stock issued pursuant to employee benefit plan	—	158	—	87	—
Foreign currency translation adjustment	—	—	—	—	805

Balance at March 31, 2003	$24,475	23,807	$24	$212,726	$(2,135)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Loan and
	Interest		Common
	Receivable	Retained	Shareholders'
	From	Earnings	Equity
	Officer	(Deficit)	(Deficit)	Total

Balance at July 1, 2002	$(7,044)	$(201,562)	$3,282	$25,572
Net income (loss)	—	(17,169)	(17,169)	(17,169)
Preferred shares accretion	—	—	(2,185)	—
Warrants to be issued to General Electric Company	—	—	—	—
Reserve for loan impairment	2,700	—	2,700	2,700
Stock purchases by employees	—	—	20	20
Stock issued pursuant to employee benefit plan	—	—	87	87
Foreign currency translation adjustment	—	—	805	805

Balance at March 31, 2003	$(4,344)	$(218,731)	$(12,460)	$12,015

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	March 31,

	2003	2002

Operating activities
Net income (loss)	$(17,169)	$(93,853)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,789	5,458
Amortization	256	253
Provision for doubtful accounts	(771)	1,215
Loss from investments	756	2,443
Gain on sale of property	(62)	—
Gain on sale of subsidiaries	—	(227)
Cumulative effect of accounting change	—	71,171
Special charges and asset impairment	6,714	4,337
Provision for loan impairment	2,700	5,500
Reorganization expenses, less cash payments of $1,207	2,756	—
Changes in current assets and liabilities and other	7,589	2,714

Net cash provided by (used in) operating activities	7,558	(989)
Investing activities
Capital expenditures	(3,703)	(11,330)
Net proceeds from sale of subsidiaries	—	24,166
Proceeds from sale of preferred stock investment	300	1,000
Proceeds from sale of real estate	1,326	—
Investment in affiliate	—	(88)

Net cash provided by (used in) investing activities	(2,077)	13,748
Financing activities
Proceeds from revolving credit facility	65,079	125,457
Proceeds from debtor-in-possession facility	13,347	—
Payments of revolving credit facility	(77,023)	(124,385)
Payments of debtor-in-possession facility	(506)	—
Proceeds from long-term debt	—	132
Payments of long-term debt and capital leases	(6,007)	(14,687)
Loan to officer	—	(1,004)
Issuance of common stock	107	436

Net cash (used in) financing activities	(5,003)	(14,051)

Increase (decrease) in cash and cash equivalents	478	(1,292)
Cash and cash equivalents, beginning of period	2,874	3,652

Cash and cash equivalents, end of period	$3,352	$2,360

Supplemental cash flow information
Interest paid	$2,414	$11,201
Income taxes paid	109	129
Capitalized interest	339	892

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
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

Background of Filing — In the fourth quarter of fiscal 2002, the Company incurred a loss from operations and at June 30, 2002 was in default on its fourth quarter fixed charge coverage ratio under its Bank Credit Facility. On September 16, 2002 ADLT and its bank group entered into a Forbearance Agreement. At the end of the second quarter of fiscal 2003 the Company was in default under the Forbearance Agreement. In addition, the Company did not make the September 16, 2002 semi-annual interest payment on its 8% Senior Notes which resulted in an Event of Default under the Senior Notes Indenture. As a result of the defaults, the trustee for the noteholders declared all principal and interest due and payable immediately on the 8% Senior Notes. The Filing by ADLT was made since it did not have the available funds to pay the noteholders and because of the uncertainty of the willingness of the bank group to grant continued forbearance under acceptable terms. These defaults are discussed in more detail in Note F to the Condensed Consolidated Financial Statements. Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the repayment of its Bank Credit Facility and 8% Senior Notes.

Consequence of Filing — As a consequence of the Filing, all pre-petition liabilities of the Debtors are stayed and no party may take any action to realize its pre-petition claims except pursuant to order of the Bankruptcy Court. It is the Debtors’ intention to address all of their pre-petition claims as well as the interests of their preferred and common shareholders and, in that regard, filed a plan of reorganization with the Bankruptcy Court on April 28, 2003. The hearing on the adequacy of the disclosure statement has been continued from time-to-time at the request of the Debtors as they attempt to negotiate the terms of a consensual plan. It is currently impossible to predict with any degree of certainty whether the plan will be accepted by the Company’s creditors and preferred and common shareholders. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interests to participate. A committee representing

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
(Dollars in thousands, except per share data)

B.     Voluntary Bankruptcy Filing (continued)

unsecured creditors, including the noteholders, and a committee representing equity security holders have been appointed by the United States Trustee. In accordance with the provisions of the Bankruptcy Code, these committees have the general right to be heard on all matters that come before the Bankruptcy Court under or in connection with the Filing. The Debtors are also required to bear certain of these committees’ costs and expenses, including those of their legal counsel and financial advisors. Due to material uncertainties, it is not possible to predict the length of time the Debtors will operate under Chapter 11 protection, the outcome of the reorganization in general, the effect on the Debtors’ business or the recovery by creditors of the Debtors and equity holders of ADLT.

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

A substantial portion of the Debtor’s pre-petition debt, excluding debt secured by mortgages, is now in default as a result of, among other things, the Filing. Accordingly, the accompanying Condensed Consolidated Balance Sheet as of March 31, 2003 reflects the classification of the Debtors’ secured bank debt as a current liability and all of the Debtors’ pre-petition unsecured debt as liabilities subject to compromise.

The Debtors have negotiated a debtor-in-possession credit facility with several financial institutions (the “DIP Facility”). The DIP Facility has a maturity of July 30, 2003 and bears interest at the prime rate plus 3%. The Bankruptcy Court issued a final order approving the DIP Facility on March 13, 2003, which allows the Debtors to draw on the DIP Facility in an amount not to exceed $26,096 (See Note F).

As part of the bankruptcy process, the Company hopes to refinance its DIP Facility and pursue restructuring with its noteholders, other creditors and equity holders. If the DIP Facility is not repaid by June 30, 2003, the DIP Facility requires the Debtors enter into agreements to sell assets sufficient to satisfy indebtedness to the Banks. See Note L “Subsequent Events.”

While the Company has continued to manage its business as a debtor-in-possession, it has received approval from the Bankruptcy Court to, among other things, pay or otherwise honor certain of its pre-petition obligations, including claims of critical trade creditors, customer warranty and rebate programs, and employee wages and benefits in the ordinary course of business.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
(Dollars in thousands, except per share data)

B.     Voluntary Bankruptcy Filing (continued)

Plan of Reorganization — The Company has had ongoing negotiations with the Official Committee of Unsecured Creditors (the “Creditors Committee”). In the absence of an agreement with the Creditors Committee, on April 28, 2003 the Company filed a Disclosure Statement with respect to a Joint Chapter 11 Plan of Reorganization (the “Original Plan”) with the Bankruptcy Court based substantially on one of its last restructuring proposals to the Creditors Committee. Under the proposed terms of the Original Plan, unclassified claims, including administrative claims, priority tax claims and the DIP Facility claim, would be paid in cash on the effective date of the Original Plan. In addition, the existing pre-petition Revolving Credit Facilities claim, other secured claims and classified priority claims would be paid in cash (except to the extent that the Company seeks to reinstate secured claims), either on the effective date of the Original Plan or in installment payments, as provided in the Original Plan. Further, the Original Plan proposed exchanging for existing unsecured debt and preferred and common stock, a new debt issue and new preferred and common stock issues. Unsecured creditors of ADLT would be provided with an option on form of payment; unsecured creditors of the other Debtors would be paid in installment payments. Holders of the Company’s Common Stock would receive common stock which would be diluted to 2% if the Company failed to redeem the new preferred stock within three years. See Note L “Subsequent Events.”

Upon the confirmation of a plan of reorganization the Company’s investment banker will receive, in addition to monthly fees and reimbursement of expenses, fees based on formulas contained in the Company’s agreement, which will aggregate between $1,000 and $3,000. All such fees are subject to Bankruptcy Court approval. The Company recorded $1,000 of fees as reorganization expenses as of March 31, 2003.

Accounting Impact — Beginning the third quarter of fiscal 2003, ADLT was required to follow Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Pursuant to SOP 90-7, ADLT’s pre-petition liabilities that are subject to compromise are reported separately on the balance sheet at an estimate of the amount that is expected to be allowed by the Bankruptcy Court. Obligations of ADLT subsidiaries not covered by the Filing are classified on the consolidated balance sheet based upon maturity dates or the expected dates of payment. Liabilities subject to compromise at March 31, 2003 were as follows:

8% Senior Notes, less issuance costs	$97,262
Accounts payable	6,610
Accrued liabilities	8,575
Employee related liabilities	140
Promissory note payable	1,970

$114,557

Under SOP 90-7 the Company is separately reporting certain expenses, and any realized gains and losses, and provisions for losses related to the Filing as reorganization expenses, which consist primarily of legal and investment and financial advisory fees. Due to material uncertainties, it is not possible to determine

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
(Dollars in thousands, except per share data)

B.     Voluntary Bankruptcy Filing (continued)

the additional amount of claims that may arise or ultimately be filed, or to predict the length of time the Company will operate under the protection of Chapter 11. Further, uncertainties exist regarding the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, the effect of the proceedings on the business of ADLT and its subsidiaries or on the interests of the various creditors and security holders.

Condensed Consolidated Financial Statements of Debtors-in-Possession (Unaudited) — The following condensed consolidated financial statements of the Debtors at March 31, 2003 and for the period February 6, 2003 (the date subsequent to the Filing) to March 31, 2003 have been prepared on the same basis as the financial statements for ADLT and presented in accordance with SOP 90-7:

          Condensed Consolidated Balance Sheet of Debtors-in-Possession (Unaudited)
          March 31, 2003

Current assets:
Cash and cash equivalents	$316
Trade receivables, net	12,331
Receivables from subsidiaries not in bankruptcy	17,716
Inventories	9,866
Other	740

Total current assets	40,969
Property, plant and equipment, net	44,573
Receivables from related parties	7,747
Investments in affiliates	9,578
Investments in and loans to subsidiaries not in bankruptcy	72,151
Long-term receivables from subsidiaries not in bankruptcy	38,088
Other assets	2,224

Total assets	$215,330

Liabilities:
Liabilities not subject to compromise
Debt	$19,789
Payables to subsidiaries not in bankruptcy	13,804
Other	11,255

Total liabilities not subject to compromise	44,848
Liabilities subject to compromise:
Debt	99,232
Other	15,325

Liabilities subject to compromise	114,557

Total liabilities	159,405
Preferred stock	24,476
Shareholders’ equity	31,449

Total liabilities and equity	$215,330

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
(Dollars in thousands, except per share data)

B.     Voluntary Bankruptcy Filing (continued)

          Condensed Consolidated Statement of Operations of Debtors-in-Possession (Unaudited)
          For the Period of February 6, 2003 (date subsequent to Bankruptcy Filing) to March 31, 2003

Net sales	$14,710
Costs and expenses:
Cost of sales	9,380
Marketing and selling	1,960
Research and development	655
General and administrative	1,002
Amortization of intangible assets	16

Income (loss) from operations	1,697
Other income (expense):
Interest expense	(1,501)
Interest income	552
Income (loss) from investments	(104)
Reorganization expenses	(2,756)

Income (loss) before income taxes	(2,112)
Income tax expense	—

Net Income(loss)	(2,112)

          Condensed Consolidated Statement of Cash Flows of Debtors-in-Possession (Unaudited)
          For the Period of February 6, 2003 (date subsequent to Bankruptcy Filing) to March 31, 2003

Operating activities
Net income (loss)	$(2,112)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	613
Loss from investments	104
Reorganization expenses, less cash payments of $0	2,756
Changes in current assets and liabilities and other	158

Net cash provided by operating activities	1,519
Investing activities
Capital expenditures	(183)

Net cash (used in) investing activities	(183)
Financing activities
Proceeds from revolving credit facility	103
Proceeds from debtor-in-possession facility	13,347
Payments of revolving credit facility	(12,659)
Payments of debtor-in-possession facility	(506)
Payments of long-term debt and capital leases	(1,862)

Net cash (used in) financing activities	(1,577)

Increase (decrease) in cash and cash equivalents	(241)
Cash and cash equivalents, beginning of period	557

Cash and cash equivalents, end of period	$316

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
(Dollars in thousands, except per share data)

C.     Basis of Presentation and Accounting Change

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, including adjustments of a normal and recurring nature as well as the impact of the Company’s Chapter 11 Filing, the special charges and asset impairment described in Note I, the reserve for loan impairment described in Note H, and the cumulative effect of accounting change described below. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. Operating results for the three months and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Accounting Changes

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and FAS No. 142, Goodwill and Intangible Assets. FAS No. 141 is effective for all business combinations completed after June 30, 2001 and requires using the purchase method of accounting.

Major provisions of FAS No. 142 require intangible assets acquired in a business combination to be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. In addition, goodwill, as well as intangible assets with indefinite lives, are no longer subject to amortization effective July 1, 2001. Finally, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. Previously, the Company measured goodwill and intangibles (to be held and used) with indefinite lives for impairment using undiscounted cash flows under the guidance of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted FAS No. 142 as of July 1, 2001. The Company evaluated goodwill of $66,172 and intangible assets with indefinite lives of $11,874, which represents tradenames. The Company used third party appraisals and expected future discounted cash flows to determine the fair value of the reporting units and whether any impairment of goodwill or indefinite lived intangible assets existed as of the above date. As a result of this evaluation, a cumulative effect of accounting change for the estimated

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
(Dollars in thousands, except per share data)

C.     Basis of Presentation and Accounting Change (continued)

impairment of goodwill and other indefinite lived intangible assets of $71,171, or $(3.04) per share was recorded, as of the beginning of fiscal 2002.

The Company adopted Emerging Issues Task Force (“EITF”) Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer in the quarter ended March 31, 2002. EITF Issue 01-9 requires that expense associated with a free product or service delivered at the time of sale of another product or service should be classified as cost of sales. The Company’s fixture subsidiaries that were sold in the second quarter of fiscal 2002 had incurred and included such costs in marketing and selling expense. Accordingly, the Company has reclassified such amounts to cost of sales within these financial statements. The amount reclassified for the three months and nine months ended March 31, 2002 is $0 and $1,836, respectively.

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

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Recognition and measurement provisions of FIN No. 45 become effective for guarantees issued or modified on or after January 1, 2003.

The Company’s warranty policy generally provides for one to two year coverage for lighting systems and components sold world-wide. The Company’s policy is to accrue the estimated cost of warranty coverage and returns at the time the sale is recorded. The policy with respect to sales returns generally provides that a customer may not return inventory, except at the Company’s option. Expenses related to warranties are generally not material to the Company’s operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. The provisions of FIN No. 46 are effective immediately for interests acquired in Variable Interest Entities (VIE) after January 31, 2003. The Company must account for interests in VIEs existing on January 31, 2003, under the provisions of FIN No. 46 as of July 1, 2003, the beginning of the Company’s fiscal 2004 first quarter. The FIN addresses the consolidation of business enterprises of variable interest entities and certain required disclosures related to such relationships. The Company is evaluating the impact of this FIN as to whether certain of its investments would meet the requirement for consolidation or disclosure under this FIN.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
(Dollars in thousands, except per share data)

C.     Basis of Presentation and Accounting Change (continued)

Income Taxes

Actual income taxes (benefit) for the three and nine month interim periods differ from the amounts computed by applying the U.S. Federal income tax rate of 35% to the income (loss) before income taxes (benefit) because under FAS No. 109, Accounting for Income Taxes, the tax benefit related to the loss for these interim periods was required to be reserved for due to the uncertainty regarding the ultimate realization of the tax benefit of such losses in the future. The income tax expense recognized for the interim periods relates to income taxes on certain foreign subsidiaries’ income.

Financial Statement Presentation Changes

Certain amounts for prior periods have been reclassified to conform to the current year reporting presentation for customer rebates. Customer rebates have been reclassified from marketing and selling expense to sales. The customer rebate amounts reclassified totaled $1,774 and $510 for the nine months ended March 31, 2003 and 2002, respectively, including $551 and $276 for the three months ended March 31, 2003 and 2002, respectively.

Stock Options

At March 31, 2003 the Company had four stock option plans. The Company accounts for these plans under the recognition and measurement principles (the “intrinsic value” method) of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table sets forth the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, to its stock options.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income (loss), as reported	$(3,074)	$(5,660)	$(17,169)	$(93,853)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax benefits	351	488	1,244	1,038

Pro forma net income (loss)	$(3,425)	$(6,148)	$(18,413)	$(94,891)

Earnings (loss) per share
(basic and diluted):
As reported	$(.16)	$(.27)	$(.90)	$(4.10)

Pro forma	$(.18)	$(.29)	$(.96)	$(4.15)

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
(Dollars in thousands, except per share data)

D.     Comprehensive Income (Loss)

For the quarters ended March 31, 2003 and 2002, the Company’s comprehensive income (loss) was $(2,479) and $(5,438), respectively. For the nine months ended March 31, 2003 and 2002, the Company’s comprehensive income (loss) was $(16,364) and $(92,898), respectively. These amounts include net income (loss) and the Company’s other component of comprehensive income, foreign currency translation adjustments.

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

F.     Financing Facilities

In fiscal 2002, the Company incurred a loss from operations of ($15,458) and, at June 30, 2002 was in default on its fourth quarter fixed charge coverage ratio under it Bank Credit Facility. On September 16, 2002, the Company and its bank group entered into a Forbearance Agreement, pursuant to which the bank group agreed to forbear from exercising their remedies under the Bank Credit Facility. The Forbearance Agreement was subsequently amended and extended allowing the Company access to its existing revolving credit facility and precluding the acceleration of the Bank Credit Facility maturity

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
(Dollars in thousands, except per share data)

F.     Financing Facilities (continued)

until at least March 31, 2003. The Forbearance Agreement, as amended, contained various requirements and milestones that the Company was required to meet, including not making the semi-annual interest payment on its $100,000 8% Senior Notes, which was due on September 16, 2002. ADLT did not meet the covenant under the Forbearance Agreement to pursue an orderly sales process to sell its assets and repay the bank group with the proceeds from the sale. The non-payment of the semi-annual interest payment resulted in an Event of Default under the Senior Note Indenture. The Indenture Trustee was instructed by the holders of more than 25% of the Senior Notes to declare the entire principal amount of the Senior Notes to be due and payable immediately. As a result of the actions by the bank group and Indenture Trustee, the Company on February 5, 2003 filed a petition for reorganization under Chapter 11 (see Note B) and has classified both the Bank Credit Facility as a current liability and the 8% Senior Notes as a liability subject to compromise in the March 31, 2003 balance sheet. Accrued and unpaid interest on the Senior Notes was $8,467 as of March 31, 2003.

On February 6, 2003, the Bankruptcy Court approved a new debtor-in-possession financing facility (“DIP Facility”) with the existing bank group for working capital purposes for the debtors and DSI. The maximum commitment under the DIP Facility is $26,096 less any outstanding domestic Pre-Petition borrowings ($6,422 at March 31, 2003) by the entities in Chapter 11 bankruptcy and DSI. In addition, the bank group limited borrowing under certain non-Debtor loans under its Bank Credit Facility to the Company’s subsidiaries in Canada and the United Kingdom to the then-outstanding aggregate amount of $5,587, plus accrued interest. Further, borrowings under the DIP Facility are limited based upon weekly budgeted amounts of cash collections and cash disbursements submitted to the Bankruptcy Court. Borrowings under the DIP Facility will be required to be repaid in full and the commitment will terminate on the earlier of July 30, 2003; the substantial consummation of a plan of reorganization that is confirmed by the Bankruptcy Court; or a material non-compliance by the Debtor with any of the terms, provisions or covenants of the DIP Facility. The DIP Facility contains certain affirmative and negative covenants customary for this type of agreement, including providing timely periodic budget and financial reports and maintaining certain collateral levels. Also, the Company is required to provide timely financial information and projections to the financial institutions. Borrowings under the DIP Facility bear interest at 3% above the prime rate (4.25% at March 31, 2003) through April 30, 2003 and 3.5% above the prime rate thereafter through July 30, 2003 and is payable monthly. The DIP Facility is secured by substantially all of the personal and real assets of the Company, except for assets of its Indian and Australian subsidiaries. See Note L “Subsequent Events.”

The above noted $100,000 8% Senior Notes contain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined therein) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and, with respect to the Company, engage in mergers and consolidations.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
(Dollars in thousands, except per share data)

G.     General Electric Company Investment

In October 1999, General Electric Company (“GE”) completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company’s newly created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which GE has fully exercised to acquire 998,703 shares of Common Stock of the Company. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by GE represent approximately 16.7% of the voting power and equity ownership of the Company at March 31, 2003.

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

The terms of the GE investment provide that the Company maintain an interest coverage ratio over certain measurement periods. The Company failed to maintain the required interest coverage ratio over three measurement periods. As a result of the failure to maintain the interest coverage ratio: (i) GE has the ability to vote the number of shares currently voted by the CEO of the Company and Alan J. Ruud, totaling approximately 5.6 million shares at March 31, 2003, (ii) GE has the option to purchase shares from the CEO of the Company and Alan J. Ruud which, together with the shares owned by GE, would represent 25% of the voting power of the Company, (iii) GE has the right to receive from the Company an additional warrant to purchase approximately 6.75 million shares at $.63055 per share (the average of the closing prices for the 20 trading days ended September 30, 2002), and (iv) GE has the right to receive from the Company an additional warrant to purchase approximately 18,000 shares at $.298 per share (the average of the closing prices for the 20 trading days ended December 31, 2002. The Company intends to file a motion seeking authority from the Bankruptcy Court to issue the warrants. GE is not required to purchase additional shares of the Company. The number of shares that GE owns or has the right to acquire and/or vote exceeds 35% of the voting power of the Company. Consequently, the terms of the Indenture relating to the Company’s Senior Notes require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest. The Company elected not to offer to repurchase the Senior Notes and therefore was in default under the Trust Indenture.

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
March 31, 2003
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

Interest on the loan accrues at the same rate that the Company pays on its credit facility. Interest due in fiscal 2002 of $674 and for the nine months ended March 31, 2003 of $588 has not been paid or recognized as interest income. The loan may be accelerated if the CEO ceases to be employed by the Company as a result of his voluntary resignation or termination for cause.

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

In accordance with the provisions of FAS Statement No. 5, Accounting for Contingencies, and FAS Statement No. 114, Accounting by Creditors for Impairment of a Loan, the Company determined the above loan was impaired and recorded a valuation reserve against the loan. The Company recorded an impairment loss of $5,500 in the first nine months of fiscal 2002 ($7,100 total in fiscal 2002) and $2,700 in the first nine months of fiscal 2003 reflecting the amount by which the carrying value of the loan exceeded the underlying estimated fair value of the assets available to repay the loan. The Company will recognize any recoveries of amounts previously reserved after considering both the fair value of the underlying assets and cash repayments on the loan.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
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

Details of the actions and related charges and payments recorded during fiscal 2002 and the first nine months of fiscal 2003 are summarized as follows:

	Cash/	Charged to	Reclassi-	Charges	Liabilities at	Charges	Liabilities at
Description	Noncash	Operations	fications	Utilized	June 30, 2002	Utilized	Mar. 31, 2003

Consolidate power supply operations
Severance	Cash	$1,243	$168	$1,411	$—	$—	$—
Lease cancellations	Cash	1,835	—	225	1,610	(237)	1,373
Write-down of assets	Noncash	2,579	—	2,579	—	—	—
Shut-down costs of facilities	Cash	265	(8)	240	17	—	17
Reduce staffing requirements	Cash	2,017	(160)	1,857	—	—	—
Impairment of long-lived assets	Noncash	2,977	—	2,977	—	—	—
Other	Noncash	333	—	333	—	—	—

		$11,249	$—	$9,622	$1,627	$(237)	$1,390

Total special charges for the fiscal year ended June 30, 2002 of $9,697 are classified in the consolidated statement of operations as cost of sales ($688) and special charges ($9,009). During the fourth quarter of fiscal 2002, the Company evaluated for impairment certain telecommunication equipment being held for sale. As a result, a charge of $1,552 was recorded for the difference between the carrying amount and the fair value of the equipment.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
(Dollars in thousands, except per share data)

J.     Earnings Per Share

Earnings (loss) per share is computed as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Income available to common shareholders:
Income (loss) before cumulative effect of accounting change	$(3,074)	$(5,660)	$(17,169)	$(22,682)
Cumulative effect of accounting change	—	—	—	(71,171)

Net income (loss)	(3,074)	(5,660)	(17,169)	(93,853)
Preferred shares accretion	(742)	(693)	(2,185)	(2,040)
Warrants to be issued to General Electric Company	—	—	(2,098)	—

Net income (loss) attributable to common shareholders	$(3,816)	$(6,353)	$(21,452)	$(95,893)

Weighted average shares — basic and diluted
Outstanding at beginning of period	23,807	23,437	23,588	23,288
Issued pursuant to employee stock purchase plan	—	8	36	27
Issued pursuant to 401(k) plan	—	17	109	68

Weighted average shares — basic and diluted	23,807	23,462	23,733	23,383

Earnings (loss) per share — basic and diluted
Income (loss) before cumulative effect of accounting change	$(.16)	$(.27)	$(.90)	$(1.06)
Cumulative effect of accounting change	—	—	—	(3.04)

Earnings (loss) per share attributable to
common shareholders — basic and diluted	$(.16)	$(.27)	$(.90)	$(4.10)

At March 31, 2003, options and warrants to purchase 9,936,325 shares of common stock were outstanding, but were not included in the calculations of diluted earnings per share because their inclusion would have been antidilutive. Options and warrants to purchase 2,311,947 shares of common stock were outstanding at March 31, 2002, but were not included in the calculations of diluted earnings per share because their inclusion would have been antidilutive.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
(Dollars in thousands, except per share data)

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

The suits alleged breaches of duties by the defendants relating to the matters which are the subject of The Advanced Lighting Technologies, Inc Securities Litigation, to alleged insider trading by certain directors, to a loan made to Mr. Hellman and to the sale of certain fixture facilities to an investment group led by

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
(Dollars in thousands, except per share data)

K.     Contingencies (continued)

Mr. Ruud. The Complaints primarily sought unspecified money or compensatory and punitive damages and attorneys’ fees and costs.

On May 9, 2003, a complaint was filed in the Cuyahoga County, Ohio Court of Common Pleas by the widow of a former employee of Venture Lighting International, Inc., who died following an industrial accident at Venture Lighting’s Solon facility. The suit, styled Karnosh, etc. v ADLT Realty Corp I, Inc., et al (CV 03 500755), alleges that Venture Lighting knowingly exposed the employee to an unreasonably dangerous risk. In addition, the suit names ADLT Realty Corp I, Inc., the owner of the facility, and certain named and unnamed defendants involved in the installation and repair of an industrial garage door involved in the accident, alleging liability on various theories involving the failure to maintain the door safely. The suit seeks compensatory damages from all defendants in an amount of approximately $3,200, together with unspecified damages for loss of consortium, pain and suffering and punitive damages. The damages sought are in addition to the employee’s prior recoveries under workers’ compensation laws. The Company believes the lawsuit is without merit and intends to vigorously defend this action.

Ruud Lighting, Inc. has incorporated certain of the Company’s power supply components into an innovative metal halide fixture. Although the rate of failure of the Company’s power supply components is consistent with historical and industry failure rates, Ruud Lighting, Inc. has advised the Company that it has received some complaints from customers due to a particular mode of failure. Certain customers have requested replacements to prevent any additional such failures. On May 29, 2003, Ruud Lighting, Inc., filed a “contingent warranty” claim with the Bankruptcy Court relating to replacements for all such fixtures and estimated the total cost of these replacements to be approximately $50,000. The Company believes the claim is without merit and intends to vigorously contest any liability for the replacement of these products.

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

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
(Dollars in thousands, except per share data)

L.     Subsequent Events

On May 27, 2003, the Debtors filed a motion seeking Bankruptcy Court authorization for the Debtors to obtain a replacement debtor-in-possession facility and the repayment of the pre-petition and post-petition secured debt owed to the existing bank group. The replacement debtor-in-possession facility, with an anticipated closing fee of $550, will provide for an amount of total availability that is similar to the existing bank facilities at interest costs that are similar in total to those charged under the current facilities. The replacement debtor-in-possession facility will extend to October 31, 2003 and does not require the Debtors to sell assets. This facility must be replaced at the time of emergence from bankruptcy proceedings or October 31, 2003, whichever occurs first.

Based on negotiations with the official Creditors Committee and General Electric Company subsequent to the filing of the Original Plan, the Debtors determined that a consensual restructuring was more probable than the Original Plan. On May 28, 2003, the Company’s Board of Directors approved a revised Plan of Reorganization (the “Amended Plan”) and an agreement in principle on the Amended Plan was reached with the Creditors Committee and General Electric Company. The Amended Plan provides substantially the same treatment for creditors of the Company as under the Original Plan except as otherwise noted herein. In particular, the Amended Plan provides that the $100,000 8% Senior Notes and unpaid interest due on such Notes will be exchanged for new notes having a principal amount of $40,000. In addition, the holders of the Notes will receive common stock representing in aggregate approximately 79.2% of the common stock. The preferred shareholder will receive approximately 11.6% of the common stock and incentives for certain incremental business and cost savings initiatives. The Company will establish a new management incentive plan which would have shares available equal to approximately 9.2% of the common stock. The holders of the Company’s Common Stock, including holders of existing warrants and options who acquire shares pursuant to the terms of such instruments, will receive in aggregate $2,850, less the professional fees (up to $350) incurred by the committee representing the common shareholders. The Amended Plan also provides for incentives to General Electric Company for incremental purchases from the Company (other than APL Engineered Materials, Inc.) and management fees to certain noteholders, and, if management services are requested by the Company, compensation to General Electric Company. The Company expects to file the Amended Plan after completion of the related documentation. The description of the Amended Plan is subject to revision and completion by the Debtors. The Amended Plan and related disclosure statement, when filed, are subject to review and approval by the court. The Debtors can give no assurance that the Amended Plan will be approved by the Bankruptcy Court, that the Amended Plan will receive the required approvals of the creditors and, if necessary, equity securityholders of the Debtors, or that the Debtors will be able to implement the Amended Plan.

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

At the end of the second quarter of fiscal 2003 the Company was in default under a Forbearance Agreement with its bank group. In addition, the Company did not make the September 16, 2002 semi-annual interest payment on its 8% Senior Notes which resulted in an Event of Default under the Senior Notes Indenture. As a result of the defaults, the Indenture Trustee for the noteholders declared all principal and interest on the 8% Senior Notes due and payable immediately. The Filing by ADLT was made since it did not have the available funds to pay the noteholders and because of the uncertainty of the willingness of the bank group to grant continued forbearance under acceptable terms. These defaults are discussed in more detail in Note F to the Condensed Consolidated Financial Statements. Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the repayment of its Bank Credit Facility and 8% Senior Notes.

As a consequence of the Filing, all pre-petition liabilities of the Debtors are stayed and no party may take any action to realize its pre-petition claims except pursuant to order of the Bankruptcy Court. It is the Debtors’ intention to address all of their pre-petition claims and a Plan of Reorganization (the “Original Plan”) has been filed with the Bankruptcy Court on April 28, 2003. The Original Plan as filed is discussed in more detail in Note B to the Condensed Consolidated Financial Statements.

Based on negotiations with the official Creditors Committee and General Electric Company subsequent to the filing of the Original Plan, the Debtors determined that a consensual restructuring was more probable than the Original Plan. On May 28, 2003, the Company’s Board of Directors approved a revised Plan of Reorganization (the “Amended Plan”) and an agreement in principle on the Amended Plan was reached with the Creditors Committee and General Electric Company. The Amended Plan provides substantially the same treatment for creditors of the Company except as otherwise noted herein.

In particular, the Amended Plan provides that the $100,000 8% Senior Notes and unpaid interest due on such Notes will be exchanged for new notes having a principal amount of $40,000. In addition, the holders of the Notes will receive common stock representing in aggregate approximately 79.2% of the common stock. The preferred shareholder will receive approximately 11.6% of the common stock and incentives for certain incremental business and cost savings initiatives. The Company will establish a new management incentive plan which would have shares available equal to approximately 9.2% of the common stock. The holders of the Company’s Common Stock, including holders of existing warrants and options who acquire shares pursuant to the terms of such instruments, will receive in aggregate $2,850, less the professional fees (up to $350) incurred by the committee representing the common shareholders. The Amended Plan also provides for incentives to General Electric Company for incremental purchases from the Company (other than APL Engineered Materials, Inc.) and management fees to certain noteholders, and, if management services are requested by the Company, compensation to General Electric Company. Upon the confirmation of a plan of reorganization the Company’s investment banker will receive, in addition to monthly fees and reimbursement of expenses, fees based on formulas contained in the Company’s agreement, which will aggregate between $1,000 and $3,000. All such fees are subject to Bankruptcy Court approval. The Company recorded $1,000 of fees as reorganization expenses as of March 31, 2003. The Company expects to file the Amended Plan after completion of the related documentation. The description of the Amended Plan is subject to revision and completion by the Debtors. The Amended Plan and related disclosure statement, when filed, are subject to review and approval by the court. The Debtors can give no assurance that the Amended Plan will be approved by the Bankruptcy Court, that the Amended Plan will receive the required approvals of the creditors and, if necessary, equity securityholders of the Debtors, or that the Debtors will be able to implement the Amended Plan.

Due to material uncertainties, it is not possible to predict the length of time the Debtors will operate under Chapter 11 protection, the ultimate outcome of the reorganization in general, the effect on the Debtors’ business or the recovery by creditors of the Debtors and equityholders of ADLT.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including claims of critical trade creditors, customer warranty and rebate programs, and employee wages and benefits in the ordinary course of business. As part of the bankruptcy process, the Company hopes to refinance its DIP Facility and pursue restructuring with its noteholders and equityholders. In addition, under the terms of the DIP Facility, the Debtors are required to begin the sale process of their assets and use the net proceeds to repay the DIP lenders.

The Debtors have negotiated a debtor-in-possession credit facility with several financial institutions (the “DIP Facility”). The DIP Facility has a maturity of July 30, 2003 and bears interest at 3% above the prime rate (4.25% at March 31, 2003) through April 30, 2003 and 3.5% above the prime rate thereafter through July 30, 2003. The Bankruptcy Court issued a final order approving the DIP Facility, which allows the Debtors to draw on the DIP Facility in an amount not to exceed $26,096.

On May 27, 2003, the Debtors filed a motion seeking Bankruptcy Court authorization for the Debtors to obtain a replacement debtor-in-possession facility and the repayment of the pre-petition and post-petition secured debt owed to the existing bank group. The replacement debtor-in-possession facility, with an anticipated closing fee of $550,000, will provide for an amount of total availability that is similar to the existing bank facilities at interest costs that are similar in total to those charged under the current facilities. The replacement debtor-in-possession facility will extend to October 31, 2003 and does not require the Debtors to sell assets. This facility must be replaced at the time of emergence from bankruptcy proceedings or October 31, 2003, whichever occurs first. The Debtors expect that the lenders under the replacement debtor-in-possession facility will make replacement financing available at the time of the Debtors’ emergence from bankruptcy proceedings.

Delisting from the Nasdaq National Market

Pursuant to a determination by the Nasdaq Listing Qualifications Panel, the Company’s Common Shares were delisted by the Nasdaq National Market effective January 10, 2003. Subsequently, the Company’s Common Shares have been quoted on the National Association of Securities Dealers’ OTC Bulletin Board, which was established for securities that do not meet the Nasdaq listing requirements. This alternative trading market is generally considered less efficient than the Nasdaq National Market or Nasdaq SmallCap Market. Consequently, selling the Company’s common shares could be more difficult because smaller volumes of shares would likely be bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of the Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for common shares of the Company.

As a result of the delisting, the Company wrote-off $1,163 in the second quarter of fiscal 2003 for the impairment of the deferred costs related to its shelf offerings.

Changes Pursuant to General Electric Company Investment

In October 1999, General Electric Company (“GE”) completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company’s newly created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which GE has fully exercised to acquire 998,703 shares of Common Stock of the Company. GE now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by GE represent 16.7% of the voting power and equity ownership of the Company at March 31, 2003.

The terms of the GE investment provide that the Company maintain a specific financial ratio over certain measurement periods. The Company failed to maintain the required interest coverage ratio over three measurement periods. As a result of the failure to maintain the interest coverage ratio: (i) GE has the ability to vote the number of shares currently voted by the CEO of the Company and Alan J. Ruud, totaling approximately 5.6 million shares at March 31, 2003, (ii) GE has the option to purchase shares from the CEO of the Company and Alan J. Ruud which, together with the shares owned by GE, would represent 25% of the voting power of the Company, (iii) GE has the right to receive from the Company an additional warrant to purchase approximately 6.75 million shares at $.63055 per share, and (iv) GE has the right to receive from the Company an additional warrant to purchase approximately 18,000 shares at $.298 per share (the average of the closing prices for the 20 trading days ended December 31, 2002). The Company intends to file a motion seeking authority from the Bankruptcy Court to issue the warrants. GE is not required to purchase additional shares of the Company. The number of shares that GE owns or has the right to acquire and/or vote exceeds 35% of the voting power of the Company. Consequently, the terms of the Indenture relating to the Company’s Senior Notes require that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest. The Company elected not to offer to repurchase the Senior Notes and therefore was in default under the Trust Indenture.

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

Write-off of Long-lived Assets and Other Charges. Due to the decline in current business conditions, certain long-lived assets and product lines were evaluated for impairment in light of future growth areas of the business and a focus on profit margins and core opportunities. As a result, charges of $1,425 and $1,552 were recorded in the first and fourth quarter of fiscal 2002, respectively, to recognize write-downs in investments and equipment. In addition, a $333 charge was taken for the abandonment of certain projects and several existing product lines.

In the first quarter of fiscal 2003 the Company announced that it would relocate some of its power supply production from Nova Scotia, Canada into the Chennai (Madras), India production facility in order to further reduce its costs. The relocation will result in the elimination of approximately 100 positions at the Canadian facility during the last nine months of fiscal 2003. Severance and other costs related to this relocation are expected to be minimal.

Results of Operations – Selected Items as a Percentage of Net Sales

The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	62.1	67.6	62.7	65.6
Marketing and selling	14.6	16.7	15.3	18.5
Research and development	5.5	4.6	5.8	5.1
General and administrative	7.0	10.7	8.1	8.8
Provision for loan impairment	—	2.7	2.5	4.1
Refinancing and non-recurring items	0.2	—	2.2	—
Gain on settlement of lawsuit	—	—	—	(0.4)
Gain on sale of property	—	—	—	—
Special charges and asset impairment	—	—	6.1	6.7
Amortization of intangible assets	0.2	0.2	0.2	0.2

Income (loss) from operations	10.4	(2.5)	(2.9)	(8.6)
Other income (expense):
Interest expense	(7.2)	(7.6)	(8.0)	(6.4)
Interest income	0.4	0.2	0.4	0.1
Income (loss) from investments	(0.3)	(6.3)	(0.7)	(1.8)
Reorganization expenses	(10.6)	—	(3.6)	—
Gain from sale of fixture subsidiaries	—	—	—	0.2

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	(7.3)	(16.2)	(14.8)	(16.5)
Income tax expense	0.6	0.5	0.6	0.3

Income (loss) before minority interest and cumulative effect of accounting change	(7.9)	(16.7)	(15.4)	(16.8)
Minority interest in income of consolidated subsidiary	(0.3)	(0.2)	(0.2)	(0.1)

Income (loss) before cumulative effect of accounting change	(8.2)	(16.9)	(15.7)	(16.9)
Cumulative effect of accounting change	—	—	—	(53.1)

Net income (loss)	(8.2%)	(16.9%)	(15.7%)	(70.0%)

Factors that have affected the results of operations for the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002 are discussed below.

Quarter Ended March 31, 2003 Compared with Quarter Ended March 31, 2002

Net Sales. Net sales increased 11.6% to $37,469 in the third quarter of fiscal 2003 from $33,565 in the third quarter of fiscal 2002. Third quarter metal halide sales increased 15% to $29,755 compared with

$25,964 in the same period last year. This increase in metal halide sales is the result of increases in sales outside the U.S. including the sale of metal halide lamp production equipment into China totaling $1,177. Fiscal 2003 third quarter sales of the Company’s second-generation metal halide lighting product line, Uni-Form® pulse start, grew 21% to $8,410 from $6,934 in the comparable quarter a year ago. Sales of APL materials increased 26% over the same quarter a year ago. Geographically, these materials sales increased 9% in the U.S. and 38% outside the U.S. Non-metal halide lighting sales increased 10%, due primarily to a 37% increase in non-metal halide material sales.

Lighting sales inside the U.S. decreased 2% in the third quarter of fiscal 2003 as compared to the same period a year ago. Lighting sales outside the U.S. increased 33% in total and 25% excluding the production equipment sales into China.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

DSI’s telecommunication product sales for the third quarter of fiscal 2003 were $195, a decrease of 10% from $216 in the third quarter of fiscal 2002. The decrease is attributed to the overall decline in the telecommunications industry. Sales of DSI’s non-telecom materials and equipment declined 3% to $2,732 in the third quarter of fiscal 2003 from $2,826 in the third quarter of fiscal 2002. In spite of this slight decline, the Company is expecting DSI to experience moderate growth in the fourth quarter and in fiscal 2004.

Cost of Sales. Cost of sales increased 2.4% to $23,252 in the third quarter of fiscal 2003 from $22,706 in the third quarter of fiscal 2002. As a percentage of net sales, cost of sales decreased to 62.1% in the third quarter of fiscal 2003 from 67.6% in the third quarter of fiscal 2002. Cost of sales, in fiscal 2002, were negatively impacted by several unusual items including inventory write-downs, additional costs related to the move of the European power supply production to India, and unfavorable overhead variances resulting from the decrease in production due to the Company’s commitment to significant reductions in inventory levels. The benefits of the transfer of power supply production are beginning to be realized in fiscal 2003 resulting in an improving gross margin.

Marketing and Selling Expenses. Marketing and selling expenses decreased 2.4% to $5,457 in the third quarter of fiscal 2003 from $5,592 in the third quarter of fiscal 2002. As a percentage of net sales, marketing and selling expenses declined to 14.6% in the third quarter of fiscal 2003 from 16.7% in the third quarter of fiscal 2002.

Research and Development Expenses. Research and development expenses increased 34.4% in the third quarter of fiscal 2003 to $2,055 from $1,529 in the third quarter of fiscal 2002. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; (iii) continual development of new materials for the world’s major lighting manufacturers; and, (iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses increased to 5.5% in the third quarter of fiscal 2003 from 4.6% in the third quarter of fiscal 2002. In spite of the Company’s commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses of $2,628 were 27.0% lower in the third quarter of fiscal 2003 compared to $3,602 in the third quarter of fiscal 2002. The reduction was primarily due to a reduction in corporate costs including salaries, professional services and directors and officers insurance.

Provision for Loan Impairment. In the quarter ended March 31, 2002, the Company increased the valuation reserve for an impaired loan by $900 related to the amount by which the carrying value of the loan receivable from officer exceeded the underlying fair value of the assets available to repay the loan. No interest income was recorded or paid on the loan in fiscal 2003 and 2002.

Refinancing and Non-Recurring Expenses. These expenses, totaling $84 in the quarter ended March 31, 2003, reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to refinance its Bank Credit Facility and address its capital structure.

Amortization of Intangible Assets. Amortization expense of $86 in the third quarter of fiscal 2003 was comparable to amortization expense of $83 in the third quarter of fiscal 2002.

Income (Loss) from Operations. As a result of the items noted above, the Company realized income from operations in the third quarter of fiscal 2003 of $3,907 as compared to a loss from operations of $(847) in the third quarter of fiscal 2002. The income from operations in the third quarter of fiscal 2003 includes refinancing and non-recurring items of $84. The loss from operations in the third quarter of fiscal 2002 includes the provision for loan impairment of $900.

Interest Expense. Interest expense increased to $2,722 in the third quarter of fiscal 2003 from $2,559 in the third quarter of fiscal 2002. The Company accrued interest on its $100,000 of 8% Senior Notes through the end of the quarter, however the semi-annual interest payments due September 16, 2002 and March 15, 2003 were not made. The increase in interest expense was due to a slight increase in interest rates offset by a slight reduction in debt outstanding.

Interest Income. Interest income increased to $140 in the third quarter of fiscal 2003 from $82 in the third quarter of fiscal 2002.

Income (Loss) from Investments. The income (loss) from investments in the third quarter of fiscal 2003 of $(104) represents the equity loss from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The income (loss) from investments in the third quarter of fiscal 2002 of $(2,121) consists of a loss on the sale of a preferred stock investment in Venture Lighting Japan of ($2,007) and an equity loss of $(114) from the Company’s investment in Fiberstars.

Reorganization Expenses. Reorganization expenses, totaling $3,963 in the third quarter, reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy. The Company will continue to incur similar costs for the next several quarters.

Income (Loss) before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change. The Company had a loss before income taxes, minority interest and cumulative effect of accounting change of $(2,742) in the third quarter of fiscal 2003 as compared to a loss before income taxes, minority interest and cumulative effect of $(5,445) in the third quarter of fiscal 2002. The loss in the third quarter of fiscal 2003 includes refinancing and non-recurring items of $84 and reorganization expenses of $3,963. The loss in third of fiscal 2002 includes the provision for loan impairment of $900 and a loss on the sale of the preferred stock investment of $2,007.

Income Tax Expense. Income tax expense was $224 for the third quarter of fiscal 2003 as compared to $152 in the third quarter of fiscal 2002. The income tax expense in the third quarters of fiscal 2003 and 2002 related to certain of the Company’s foreign operations.

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

Nine Months Ended March 31, 2003 Compared with Nine Months Ended March 31, 2002

Net Sales. Net sales decreased 18.2% to $109,624 in the nine months of fiscal 2003 from $134,025 in the nine months of fiscal 2002. The decrease in sales is primarily due to the sale of the fixture subsidiaries in December 2001. Excluding the fixture subsidiaries, sales for the nine months of fiscal 2003 were $109,624 compared with $98,941 for the nine months of fiscal 2002. Metal halide sales, excluding the fixture subsidiaries, increased 14% to $85,907 for the nine months of fiscal 2003 compared with $76,352 in the same period last year. This increase in metal halide sales is the primarily the result of the sale of metal halide lamp production equipment into China for $3,319 and lamp and ballast sales to the former fixture subsidiaries that are now external sales. Excluding these two items, metal halide sales increased 3% in the nine months of fiscal 2003 compared to the year-ago period.

Excluding the fixture subsidiaries, fiscal 2003 nine month sales of the Company’s second-generation metal halide lighting product line, Uni-Form® pulse start, grew 15% to $25,552 from $22,167 in the comparable year ago period. This increase is due in part to sales to the former fixture subsidiaries that are now external sales. Sales of APL materials increased 18% over the same period a year ago. Geographically, these sales of materials increased 21% in the U.S. and 16% outside the U.S. Excluding the fixture subsidiaries, non-metal halide lighting sales declined 1%, due to the managed decline of some non-metal halide product sales offset by increases in sales of more profitable non-metal halide materials.

Excluding the fixture subsidiaries, lighting sales inside the U.S. increased 7% in the nine months of fiscal 2003 as compared to the same period a year ago. Excluding sales to the former fixture subsidiaries that are now external sales, lighting sales inside the U.S. decreased 1% in the nine months of fiscal 2003 compared with the nine months of fiscal 2002. Lighting sales outside the U.S. increased 14% in total, 6% excluding the equipment sales.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

DSI’s telecommunication product sales for the nine months of fiscal 2003 were $506, a decrease of 42% from $866 in the nine months of fiscal 2002. The decrease is attributed to the overall decline in the telecommunications industry. However, sales of DSI’s non-telecom materials and equipment increased 28% to $9,559 in the nine months of fiscal 2003 from $7,484 in the nine months of fiscal 2002 as the Company capitalized on DSI’s expertise in thin-film optical coatings and optical coating equipment manufacturing opportunities.

Cost of Sales. Cost of sales decreased 21.7% to $68,774 in the nine months of fiscal 2003 from $87,859 in the nine months of fiscal 2002. The decrease is primarily attributable to the sale of the fixture subsidiaries. As a percentage of net sales, cost of sales decreased to 62.7% in the nine months of fiscal 2003 from 65.6% in the nine months of fiscal 2002. Cost of sales, in fiscal 2002, were negatively impacted by several unusual items including inventory write-downs, additional costs related to the move of the European power supply production to India, and unfavorable overhead variances resulting from the decrease in production due to the Company’s commitment to significant reductions in inventory levels. The benefits of the transfer of power supply production are beginning to be realized in fiscal 2003 resulting in an improving gross margin.

Marketing and Selling Expenses. Marketing and selling expenses decreased 32.3% to $16,808 in the nine months of fiscal 2003 from $24,812 in the nine months of fiscal 2002. As a percentage of net sales, marketing and selling expenses declined to 15.3% in the nine months of fiscal 2003 from 18.5% in the nine months of fiscal 2002. The decrease in both amount and percentage of net sales is primarily attributable to the sale of the fixture subsidiaries, as marketing and selling expenses were higher as a percentage of net sales for these subsidiaries.

Research and Development Expenses. Research and development expenses declined 7.9% in the nine months of fiscal 2003 to $6,321 from $6,863 in the nine months of fiscal 2002. The decrease is primarily attributable to the sale of the fixture subsidiaries. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps and fixtures in industrial and commercial applications; (ii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; (iii) continual development of new materials for the world’s major lighting manufacturers; and, (iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses increased to 5.8% in the nine months of fiscal 2003 from 5.1% in the nine months of fiscal 2002. In spite of the Company’s commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses of $8,934 were 24.7% lower in the nine months of fiscal 2003 compared to $11,857 in the nine months of fiscal 2002. The decrease is primarily attributable to the sale of the fixture subsidiaries and a reduction of corporate costs, including salaries and professional services.

Provision for Loan Impairment. In the quarter ended December 31, 2002, the Company increased its valuation reserve for an impaired officer loan by $2,700 related to the amount by which the carrying value of the loan receivable from officer exceeded the underlying fair value of the assets available to repay the loan. In the first nine months of fiscal 2002, the Company increased the valuation reserve related to this loan by $5,500. No interest income was recorded or paid on the loan in fiscal 2003 and 2002.

Refinancing and Non-Recurring Expenses. These expenses, totaling $2,387 for the nine months of fiscal 2003, reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to refinance its Bank Credit Facility and address its capital structure.

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

Amortization of Intangible Assets. Amortization expense in the nine months fiscal 2003 and the nine months of fiscal 2002 was comparable.

Income (Loss) from Operations. As a result of the items noted above, the Company realized a loss from operations in the nine months of fiscal 2003 of $(3,208) as compared to a loss from operations of $(11,574) in the nine months of fiscal 2002. The loss from operations in the nine months of fiscal 2003 includes the provision for loan impairment of $2,700, refinancing and non-recurring items of $2,387, special charges and asset impairment of $6,714, and a gain on sale of property of $62. The loss from operations in the nine months of fiscal 2002 includes the provision for loan impairment of $5,500, special charges and asset impairment of $9,697, and the gain on settlement of lawsuit of $554.

Interest Expense. Interest expense increased to $8,732 in the nine months of fiscal 2003 from $8,616 in the nine months of fiscal 2002. The Company accrued interest on its $100,000 of 8% Senior Notes through the end of the nine-month period, however the semi-annual interest payment due September 16, 2002 and March 15, 2003 were not made. The increase in interest expense is attributable to a slight increase in interest rates and an increase of $499 in bank and legal costs related to the Company’s Bank

Credit Facility, Forbearance Agreement and related amendments and DIP Facility, offset by a reduction in debt outstanding from the sale of the fixture subsidiaries.

Interest Income. Interest income increased to $415 in the nine months of fiscal 2003 from $144 in the nine months of fiscal 2002. The increase is attributable to interest earned on the $6,000 of notes receivable created by the sale of the fixture subsidiaries in December 2001.

Income (Loss) from Investments. The income (loss) from investments in the nine months of fiscal 2003 of $(756) consists of an equity loss from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The Fiberstars’ loss was primarily due to a provision related to a valuation allowance recorded against the Company’s deferred tax assets. The income (loss) from investments in the nine months of fiscal 2002 of $(2,332) consists of a loss on the sale of a preferred stock investment in Venture Lighting Japan of $(2,007) and an equity loss of $(325) from the Company’s investment in Fiberstars.

Reorganization Expenses. Reorganization expenses, totaling $3,963 in the nine months of fiscal 2003, reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy. The Company will continue to incur similar costs for the next several quarters.

Income (Loss) before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change. The Company had a loss before income taxes, minority interest and cumulative effect of accounting change of $(16,244) in the nine months of fiscal 2003 as compared to a loss before income taxes, minority interest and cumulative effect of accounting change of $(22,151) in the nine months of fiscal 2002. The loss in the nine months of fiscal 2003 includes a provision for loan impairment of $2,700, refinancing and non-recurring items of $2,387, special charges and asset impairment of $6,714, a gain on sale of property of $62, and reorganization expenses of $3,963. The loss in the nine months of fiscal 2002 includes the provision for loan impairment of $5,500, special charges and asset impairment of $9,697, a gain on settlement of lawsuit of $554, a loss on the sale of the preferred stock investment of $2,007, and a gain from sale of fixture subsidiaries of $227.

Income Tax Expense. Income tax expense was $658 for the nine months of fiscal 2003 as compared to $386 in the nine months of fiscal 2002. The income tax expense in the nine months of fiscal 2003 and 2002 related primarily to certain of the Company’s foreign operations.

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

Liquidity and Capital Resources

The Company’s sources of liquidity include cash and cash equivalents from operations and amounts primarily available under its DIP Facility. See Note F to the Notes to Condensed Consolidated Financial Statements for a description of the DIP Facility. The payment of interest on the $100,000 8% Senior Notes ($8,467 accrued at March 31, 2003) has been suspended by the Chapter 11 bankruptcy filing on February 5, 2003. While the Company did not make the semi-annual interest payments due September 16, 2002 and March 15, 2003, its liquidity will continue to be impacted by the uncertainty of the bankruptcy proceedings, including restructuring and settlement of prepetition obligations, the restructuring of the Senior Notes, the payment of professional fees related to the bankruptcy, the terms of the DIP Facility and the ability to obtain other financing. Also, liquidity will be affected by, among other things, the demand for the Company’s products, the availability and amount of trade credit and other business and operational issues. As a result of these uncertainties, there can be no assurance that existing or future sources of liquidity will be adequate. However, management believes that the Company’s reorganization and refinancing matters can be resolved in the Chapter 11 bankruptcy filing and based on its current estimates, the Company should have adequate liquidity pending the acceptance of a Plan of Reorganization by its creditors.

On May 27, 2003, the Debtors filed a motion seeking Bankruptcy Court authorization for the Debtors to obtain a replacement debtor-in-possession facility and the repayment of the pre-petition and post-petition secured debt owed to the existing bank group. The replacement debtor-in-possession facility, with an anticipated closing fee of $550,000, will provide for an amount of total availability that is similar to the existing bank facilities at interest costs that are similar in total to those charged under the current facilities. The replacement debtor-in-possession facility will extend to October 31, 2003 and does not require the Debtors to sell assets. This facility must be replaced at the time of emergence from bankruptcy proceedings or October 31, 2003, whichever occurs first. The Debtors expect that the lenders under the replacement debtor-in-possession facility will make replacement financing available at the time of the Debtors’ emergence from bankruptcy proceedings.

Cash increased $478 during the nine months of fiscal 2003. Cash provided by operating activities totaled $7,558, cash used in investing activities totaled $2,077, and cash used in financing activities totaled $5,003.

Net Cash Provided by (Used In) Operating Activities. Net cash provided by operating activities totaled $7,558 during the nine months of fiscal 2003 as compared to cash used in operating activities of $989 in the nine months of fiscal 2002. The primary reason for this change was the non-payment of the $8,000 in interest payments due on the Company’s 8% Senior Notes. Net cash provided by operating activities was reduced by cash payments of $3,595 related to the refinancing and reorganization costs.

Net Cash Provided by (Used in) Investing Activities. During the nine months of fiscal 2003, net cash used in investing activities totaled $2,077. Capital expenditures of $3,703 in fiscal 2003 related primarily to machinery and equipment to improve production processes, which should result in increased productivity and capacity. The Company plans to limit its capital expenditure program for the next twelve months and estimates its capital expenditures will approximate $4,000 over the next twelve months. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates. The outflow for capital expenditures during the first six months was partially offset by the sale of the building in Middletown, Rhode Island that formerly served as a fixture manufacturing facility.

Net Cash Provided by (Used in) Financing Activities. During the nine months of fiscal 2003, net cash used in financing activities was $5,003. This primarily represents repayments of bank debt under the Company’s Bank Credit Facility and DIP Facility.

The interest-bearing obligations of the Company totaled $134,351 as of March 31, 2003, and consisted of: $24,878 of borrowings under the Bank Credit Facility and DIP Facility; $100,000 of 8% Senior Notes; mortgages of $4,966; a promissory note of $1,970; and, obligations of foreign subsidiaries of $2,537.

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

Interest on the loan now accrues at the lowest rate that the Company pays on its revolving credit loan and totaled $674 in fiscal 2002 and $588 in the nine months of fiscal 2003. During fiscal 2002 and 2003, no interest income was recorded or paid on the loan. Further, the Company recorded a valuation reserve for this impaired loan of $2,700 in the second quarter of fiscal 2003 ($9,800 total at March 31, 2003) related to the amount by which the carrying value of the loan exceeded the underlying estimated fair value of the assets available to repay the loan. The loan may be accelerated if the CEO ceases to be employed by the Company as a result of his voluntary resignation or termination for cause. The Board reserved the right to demand payment to prevent an unacceptable strain on cash resources. The Company’s ability to collect amounts due according to the contractual terms of the loan agreement is largely dependent on the ultimate realization of proceeds from the sale of assets owned by the CEO, including the CEO’s investment in common stock of the Company.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that effect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to: valuation of accounts and notes receivable and loan receivable from officer, valuation of investments, valuation of long-lived assets, valuation of inventory valuation reserves, revenue recognition, and deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note C of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

Valuation of Accounts and Notes Receivable and Loan Receivable from Officer

Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $31,929, net of an allowance of $961 as of March 31, 2003. Notes receivable at March 31, 2003 of $6,978 (including interest of $778) are from related parties and are considered collectible.

The Company has a loan receivable from an officer. Management periodically evaluates the adequacy of the underlying assets to repay this loan and when it estimates the proceeds from the sale of such assets are not adequate records a reserve. Based on its estimates, Management recorded an impairment charge of $2,700 on the loan receivable for the nine months ended March 31, 2003. No interest related to the loan has been recorded in fiscal 2002 and 2003. The loan receivable from officer balance was $4,344, net of a valuation reserve of $9,800 at March 31, 2003.

Valuation of Investments

The Company has certain investments in both privately-held and publicly-held companies that are primarily in lighting-related businesses. The investments in privately-held companies, which are accounted for under the cost method, are inherently risky since there is no readily available market for these investments, and some of the companies are in foreign countries. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the respective company’s industry, the strength of the private equity markets, the foreign currency markets and overall general market conditions. Although the market value of these investments is not readily determinable, management believes their current fair values approximate or exceed their carrying values as of March 31, 2003. However, in light of the circumstances noted above, it is possible that the fair value of these investments could decline in future periods. The market price for publicly-held Fiberstars, Inc., a marketer and distributor of fiber optic lighting products, can fluctuate significantly because the company’s stock is thinly traded and, thus the current market price may not necessarily reflect the value of the Company’s investment. The Company’s carrying value of this investment, which is accounted for under the equity method, is evaluated whenever there is an impairment indicator based on the market price of the common stock. Any future negative changes in the market price of the common stock of this company could result in a significant reduction in the carrying value of the Company’s investment.

Valuation of Long-Lived Assets

Effective July 1, 2001 the Company adopted Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Other Intangible Assets, and accordingly, ceased its amortization of any remaining goodwill. The Company evaluates goodwill for impairment at least annually and whenever there is an impairment indicator using the fair value guidelines of FAS No. 142. As of March 31, 2003 the Company had approximately $4,411 of goodwill, net of amortization.

The Company evaluates the carrying value of its investment in other long-lived assets for impairment such as property, plant and equipment whenever there is an impairment indicator, generally using an undiscounted cash flow methodology. During the nine months ended March 31, 2003 the Company recognized a $5,551 charge related to the abandonment of certain of its telecommunication fixed assets due to the uncertainty of the recovery of the global telecom industry, and the write down of certain assets held for sale.

Inventory Valuation Reserves

The Company values its inventory for accounting purposes at the lower of cost (first-in, first-out method) or market. In circumstances where the Company is aware of a problem in the valuation of a certain item, a specific reserve is recorded to reduce the item to its net realizable value. For all other inventory, the Company records a reserve based on a combination of factors, including actual usage in recent history and projected usage in the future. If expected circumstances should change due to general economic or product obsolescence issues resulting in lower-than-expected usage, management’s estimate of the net realizable value could be reduced by a material amount.

Revenue Recognition

The Company has entered into certain contracts with customers for the construction of lighting and thin-film coating equipment. Revenue is recognized on these contracts as work on the contract progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. Under this method reasonable estimates of the costs applicable to the various stages of a contract are made, thus, impacting the level of recognized revenue. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses toward completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Should estimates indicate a loss is expected to be incurred under a contract, cost of sales is charged with a provision for such loss.

Deferred Tax Assets

The Company had approximately $57,600 of net deferred tax assets related principally to certain unused tax credits and loss carryforwards as of June 30, 2002. The realization of these assets is based upon the Company generating future taxable income. Due to the Company’s historical results it is uncertain as to when it will realize taxable income that will allow it to utilize its tax credits and loss carryforwards and, accordingly, has recorded a valuation allowance of approximately $57,600. Management will continue to evaluate the realization of these deferred tax assets that are subject to the Company’s future operations which are influenced by the overall business environment, which is difficult to predict and beyond the control of the Company. To the extent that the Company generates taxable income in the future, a decrease in the valuation allowance would be required to recognize the deferred tax assets.

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

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Recognition and measurement provisions of FIN No. 45 become effective for guarantees issued or modified on or after January 1, 2003.

The Company’s warranty policy generally provides for one to two year coverage for lighting systems and components sold world-wide. The Company’s policy is to accrue the estimated cost of warranty coverage and returns at the time the sale is recorded. The policy with respect to sales returns generally provides that a customer may not return inventory, except at the Company’s option. Expenses related to warranties are generally not material to the Company’s operations.

In January 2003, the FASB issued FIN No. 46 Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. The provisions of FIN No. 46 are effective immediately for interests acquired in Variable Interest Entities (VIE) after January 31, 2003. The Company must account for interests in VIEs existing on January 31, 2003, under the provisions of FIN No. 46 as of July 1, 2003, the beginning of the Company’s fiscal 2004 first quarter. The FIN addresses the consolidation of business enterprises of variable interest entities and certain required disclosures related to such relationships. The Company is evaluating the impact of this FIN as to whether certain of its investments would meet the requirement for consolidation or disclosure under this FIN.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended March 31, 2003, there have been no material changes in the reported market risks presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. The only change to this information would be to reflect the acceleration of the Bank Credit Facility and 8% Senior Notes to fiscal year 2003 in the interest rate sensitivity table.

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

Item 3. Defaults Upon Senior Securities

The Company did not make the September 16, 2002 interest payment on its Senior Notes due 2008. As a result, the Trustee under the Senior Notes has declared all principal and interest to be immediately due and payable. As of June 3, 2003, the accrued and unpaid interest on the Senior Notes was $9,733. The information included in Note F of the “Notes to Condensed Consolidated Financial Statements (Unaudited)” included in this Report on Form 10-Q is hereby incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit		Incorporated
Number	Title	by Reference

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(1)

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997	(1)

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(2)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(3)

3.5	Code of Regulations	(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

10.1	Post-Petition Credit Agreement among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as Agent and Certain Financial Institutions Dated as of February 6, 2003

10.2	Agreement between Advanced Lighting Technologies, Inc. and its Subsidiaries and Brown, Gibbons, Lang & Company Dated as of February 5, 2003

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(2)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(3)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(b)	Reports on Form 8-K

Two Reports on Form 8-K were filed during the quarter ended March 31, 2003.

On January 9, 2003, the Company filed a Current Report dated January 8, 2003, reporting under Item 9 the receipt of a determination from a Nasdaq Listing Qualifications Panel that its Common Shares would be delisted by the Nasdaq National Market effective Friday, January 10, 2003.

On February 5, 2003, the Company filed a Current Report dated February 5, 2003, reporting under Item 9 that all of its U.S. based operating subsidiaries (with the exception of Deposition Sciences, Inc.) voluntarily filed for protection under the provisions of Chapter 11 of the Federal Bankruptcy Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: June 4, 2003	By:	/s/ Wayne R. Hellman

Wayne R. Hellman Chief Executive Officer

Date: June 4, 2003	By:	/s/ Steven C. Potts

Steven C. Potts Chief Financial Officer

CERTIFICATIONS

I, Wayne R. Hellman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Advanced Lighting Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: June 4, 2003

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

Date: June 4, 2003

/s/ Steven C. Potts

Steven C. Potts
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated
Number	Title	by Reference

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(1)

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997	(1)

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(2)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(3)

3.5	Code of Regulations	(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

10.1	Post-Petition Credit Agreement among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as Agent and Certain Financial Institutions Dated as of February 6, 2003

10.2	Agreement between Advanced Lighting Technologies, Inc. and its Subsidiaries and Brown, Gibbons, Lang & Company Dated as of February 5, 2003

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(2)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(3)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.