Form 10-K
period 2003-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2003-10-14
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

Yes ✓  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 31, 2003 was $1,978,324.

There were 23,807,347 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of August 29, 2003.

Documents Incorporated by Reference

None

INDEX

Advanced Lighting Technologies, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of Advanced Lighting Technologies, Inc. and its subsidiaries (the “Company” or “ADLT”), its directors or its officers. On February 5, 2003, the Company and six of its United States subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the Untied States Bankruptcy Code. The forward looking statements include statements with respect to, among other things: (i) the Company’s proposed plan of reorganization and the Company’s plans to emerge from bankruptcy protection; (ii) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iv) continued growth of the metal halide lighting market; (v) the Company’s operating strategy and growth strategy; (vi) potential acquisitions or joint ventures by the Company; (vii) the declaration and payment of dividends; (viii) litigation affecting the Company; (ix) the timely development and market acceptance of new products; (x) the ability to provide adequate incentives to retain and attract key employees; and (xi) the impact of competitive products and pricing. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The accompanying information contained in this Report, including without limitation the information set forth under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” identifies important factors that could cause such differences.

RISK FACTORS

You should consider carefully the following factors, as well as the other information that we include or incorporate by reference in this report, in evaluating an investment in our securities. To make the discussion of these factors easier to read, when we discuss the Company we refer to it as “we.”

We Have Filed a Plan of Reorganization with the Bankruptcy Court, and If We Don’t Get The Required Approvals For The Plan, It May Hurt Our Ability to Successfully Emerge From Bankruptcy.

We have filed a plan of reorganization (the “Plan”) with the Bankruptcy Court. The Plan is subject to Bankruptcy Court approval, as well as acceptance by some of our creditors and investors. Under the terms of the Plan, we would implement a recapitalization of the Company (the “Recapitalization”). If we do not complete the Recapitalization, we believe that our ability to reorganize in the Chapter 11 Cases will be materially and adversely affected. In that event, we may be forced to sell some or all of our business operations, convert the Chapter 11 proceedings to cases under Chapter 7 of the Bankruptcy Code or propose a different plan of reorganization, any of which could result in significantly less recovery for our creditors and investors than proposed in the Plan.

We do not believe that we will be able to significantly improve our financial position without completing the Recapitalization. Thus, if we do not complete the Recapitalization through the Plan, we will have to consider other alternatives, the results of which may be significantly less favorable to our creditors and investors than the Recapitalization.

We May Not Receive the Approvals Necessary to Confirm the Plan.

Section 1129 of the Bankruptcy Code, which sets forth the requirements for confirmation of a plan of reorganization, requires, among other things, a finding by a bankruptcy court that:

•	the confirmation of a plan is not likely to be followed by the need for further reorganization;

•	all claims and interests have been classified in compliance with the provisions of section 1122 of the Bankruptcy Code; and

•	each holder of a claim or equity interest within each impaired class has voted to accept the plan or has received or retained under the plan, cash or property of a value, as of the date the plan becomes effective, that is not less than the value such holders would receive or retain if the debtor were liquidated under Chapter 7 of the Bankruptcy Code.

We can give no assurance that the Bankruptcy Court will conclude that these tests and the other requirements of section 1129 of the Bankruptcy Code have been met with respect to the Plan. We can also give no assurance that modifications to the Plan would not be required for confirmation, or that such modifications would not require us to recirculate the Plan to solicit approval of the modified Plan. Any requirement to resolicit approvals would delay implementation of the Plan, which we believe would adversely affect our investors.

We believe that the Plan meets all of the requirements for confirmation thereof, including, in particular, that if the Plan is confirmed it will not be followed by the need for further financial reorganization of the Debtors and that our creditors and investors whose interests are considered impaired will receive value under the Plan that is greater than the value they would receive if we were liquidated under Chapter 7 of the Bankruptcy Code. However, we can give no assurance that the Bankruptcy Court will reach the same conclusions.

The confirmation and effectiveness of the Plan are also subject to certain conditions. We can give no assurances that these conditions will be satisfied or waived or that any necessary consent will be obtained.

Failure of confirmation of the Plan by the Bankruptcy Court would likely result in a sale of some or all of our business operations, a conversion of the Chapter 11 cases to cases under Chapter 7 of the Bankruptcy Code or the proposal of a different plan of reorganization. If we are ultimately unable to complete the Recapitalization, we believe that it is likely that our creditors and investors whose interests are considered impaired would ultimately receive far less than what they would receive under the terms of the Recapitalization.

If We Successfully Implement the Plan, Our Common Shareholders Will No Longer Have Any Direct Investment In the Company; Even Before Confirmation of the Plan, the Value of Our Common Shares May Be Based on the Perceived Value of Proposed Distributions Under the Plan.

The Plan provides that each of our Common Shareholders will receive the distributions outlined in the Plan. These distributions will be described in the Plan and the accompanying disclosure statement provided to our shareholders when we solicit approval of the Plan. The trading prices of our common shares has reflected the perceived value of distributions proposed in prior reorganization proposals filed with the Bankruptcy Court, and we believe that the trading prices in the future may be based on the perceived value of the proposed distributions in the Plan. We can give no assurance that the Plan will be confirmed, or that any distributions will be made in respect of our common shares.

We Must Replace Our Debtor-In-Possession Credit Facility in Order to Emerge From Bankruptcy and Continue Normal Operations.

Our existing $37 million Debtor-In-Possession credit facility is intended to provide us with financing during our reorganization. We will need a replacement financing, known as an exit facility, to provide financing following the Recapitalization. We use our credit facility to provide the cash for our daily operations and to finance a portion of our investment in machinery and equipment. If we do not obtain a replacement facility in a timely fashion, we may not be able to implement the Recapitalization. Our current lenders under the Debtor-In-Possession facility have agreed to extend the term of the facility through February 2004, to give us time to obtain confirmation of the Plan. The extension is subject to Bankruptcy Court approval. While we believe that we will continue to have access to adequate financing under our Debtor-In-Possession facility and will be able to obtain an exit facility, we cannot give assurances that such financing will be available.

If Metal Halide Lighting Does Not Gain Wider Market Acceptance, Our Business and Financial Performance May Suffer

We derive a substantial portion of our net sales and income from selling metal halide materials, systems and components, and production equipment. Revenues from metal halide products represented approximately 76% of net sales in fiscal 2003 and 76% of net sales in fiscal 2002. Our current operations and growth strategy are focused on metal halide lighting and optical coating technologies. Metal halide is the newest of all commercial lighting technologies. Metal halide lamp sales represented approximately 10.2% of domestic lamp sales in calendar year 2002 compared to 9.4% in calendar 2001 and compared to fluorescent and incandescent lamps which represented approximately 84.8% of the same market in 2002 and 85.9% in 2001. The metal halide market has been the fastest growing segment of the domestic lighting market over the past decade. We attribute this to the increased acceptance of metal halide lighting in commercial and industrial uses. Our future results are dependent upon continued growth of metal halide lighting for these and other uses. However, metal halide lamps are not compatible with the substantial installed base of incandescent and fluorescent lighting fixtures, and the installation of a metal halide lighting system typically involves higher initial costs than incandescent and fluorescent lighting systems. Metal halide products may not continue to gain market share within the overall lighting market or competitors may introduce better lighting technologies, displacing metal halide lighting in the market. Either of these occurrences could have a material adverse effect on our business and our results of operations and the value of our securities.

Our Common Shares Are Quoted on the Nasdaq OTC Bulletin Board, and the Stock Price and Trading Volumes Are Volatile

Our common shares were delisted from the Nasdaq National Market effective January 10, 2003. Since then, our common shares have been quoted on Nasdaq’s OTC Bulletin Board. We believe that the ability investors to sell or purchase our shares on a timely basis may be adversely affected by this change, particularly due to the volatility of our share price and the daily trading volumes of our shares.

Our Degree of Indebtedness Could Limit Our Ability to Grow and React to Changes in Market Conditions

At June 30, 2003, we had approximately $134.7 million of total indebtedness outstanding and $1.8 million of redeemable preferred stock and common shareholders’ equity. At June 30, 2003, we also had

$4.3 million available (subject to borrowing base compliance and other limitations) to be drawn under our Debtor-in-Possession credit facility. We have filed a reorganization plan with the Bankruptcy Court which provides for an additional equity investment of $18 million by Saratoga Lighting Holdings, LLC on the effective date of the plan.

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

Operating Without Additional Cash Resources Could Limit Our Operations and Growth

Subsequent to our year ended June 30, 2001, we instituted cost reduction measures intended to allow our operations to produce more cash revenues than we spend on operations. While we have generated modestly positive cash flow from operating activities in each of the past three years, we can’t assure investors that the cost-saving measures implemented will continue to generate positive cash flow from our operations in the future. In addition, we are not currently generating sufficient cash in our business to make the investments in our future growth that we would like. Our ability to borrow additional money under our $37 million Debtor-In-Possession credit facility is limited. We have filed a reorganization plan with the Bankruptcy Court which provides for an additional equity investment of $18 million by Saratoga Lighting Holdings, LLC on the effective date of the plan. This cash investment will not be made if the plan is not confirmed. In order to have enough cash for future growth, we must obtain the equity investment from Saratoga Lighting Holdings, LLC, generate greater net cash flow and/or demonstrate our ability to achieve acceptable financial results in order to increase our access to additional cash resources from lenders and investors.

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

Our Business Success Has Been Based on New Products, and If We Do Not Introduce New Products, Our Business May Suffer

We attribute our historical success, in large part, to the introduction of new products in each of our product lines to meet the requirements of our customers. Our future success will depend upon our continued ability to develop and introduce innovative metal halide lighting and optical coating products. Even though we spent significant amounts on research and development in fiscal 2003 and in prior years, we may not be able to develop or introduce innovative products in the future. Even if a new product is developed for a particular use, the product may not be commercially successful. In addition, competitors occasionally have followed our introduction of successful metal halide lighting products with similar product offerings. As a result of these and other factors, we may not continue to be successful in introducing new products. If we are unable to successfully introduce new products, this inability could adversely affect our financial results and the value of our securities.

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

The Extent of Our International Business Operations Could Hurt Our Performance

We have derived, and expect to derive in the future, a substantial portion of our net sales from our international business. Revenues from customers outside of the United States represented approximately 53% of our net sales for fiscal 2003. Our international joint ventures and operations and our export sales are subject to the risks inherent in doing business abroad, including delays in shipments, adverse fluctuations in currency exchange rates, increases in import duties and tariffs, and changes in foreign regulations and political climate. We have granted and will grant our joint ventures and operations in foreign countries rights to use our technology. While we will attempt to protect our intellectual property rights in these foreign joint ventures and operations, the laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

Approximately 31% of our net sales in fiscal 2003 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars and Canadian dollars. A weakening of these currencies versus the U.S. dollar could have a material adverse effect on our business and results of operations and, therefore, holders of our securities. We started a program in fiscal 2002 to hedge some foreign currency balance sheet exposures which is intended to reduce any significant impact on earnings or cash flows. Due to our present circumstances, this program was suspended in February 2003.

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

Control of Our Stock by Principal Shareholders May Allow Them to Significantly Influence Shareholder Decisions, Which Could Adversely Affect Interests of Other Holders of Our Securities

Mr. Hellman individually owns approximately 3.7% of the outstanding shares of our common stock and, individually and in other capacities, has the power to vote a total of 9.2% of the outstanding shares of common stock (or approximately 8.2% of the shareholder voting power). Mr. Alan J. Ruud individually owns approximately 9.0% of the outstanding shares of common stock and, individually and as a voting trustee, has the power to vote a total of approximately 15.3% of the outstanding shares of common stock (or approximately 13.5% of the shareholder voting power). Saratoga Lighting Holdings, LLC (“Saratoga”) owns shares of our preferred stock with voting power equivalent to approximately 11.4% of our common stock and approximately 5.3% of our common stock. This gives Saratoga approximately 16.7% of total shareholder voting power. In addition to Saratoga’s ownership, Saratoga has or shares the right to vote shares owned or voted by Mr. Hellman and Mr. Ruud. As a result, Saratoga has beneficial ownership of 37.4% of our voting stock. As a result, although Saratoga, Mr. Hellman, and Mr. Ruud have no arrangement or understanding of any kind with each other as to the current voting of their shares, either Saratoga, Mr. Hellman, or Mr. Ruud, or any combination of them, may be able to significantly influence, and may be able effectively to control, all matters requiring shareholder approval, including the election of directors (which could control our affairs and our management), amendments to our articles of incorporation, mergers, share exchanges, the sale of all or substantially all of our assets, going-private transactions and other fundamental transactions. Accordingly, the decisions of our principal shareholders could have a material adverse effect on the market price of our common stock or the value of our other securities. Under the terms of the Plan, upon the effectiveness of the Recapitilazation, Saratoga will control the Company.

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

Because Our Primary Competitors Are More Established and Have More Resources Than We Do, We May Lack the Resources to Capture Increased Market Share

We compete with respect to our major lighting products with numerous well-established producers of materials, components, and systems and equipment, many of which possess greater financial, manufacturing, marketing and distribution resources than we do. In addition, many of these competitors’ products utilize technology that has been broadly accepted in the marketplace (i.e., incandescent and fluorescent lighting) and is better known to consumers than is our metal halide technology. We compete with General Electric Company, Philips Electronics N.V. and Siemens A.G.’s OSRAM/Sylvania, Inc. subsidiary in the sale of metal halide lamps. We estimate, based on published industry data, that these three companies had a combined domestic market share of approximately 85% for metal halide lamps based on units sold and approximately 95% of the total domestic lamp market. Accordingly, these companies dominate the lamp industry and exert significant influence over the channels through which all lamp products, including ours, are distributed and sold. Our component products and systems also face strong competition, particularly in the power supply market, in which our two largest competitors, Advance Transformer Co. (a division of Philips) and Magnetek, Inc., each have a larger market share than we do. Our competitors may increase their focus on metal halide materials, systems and components, and expand their product lines to compete with our products. This type of increase or expansion could make it more difficult for us to maintain sales or grow.

DSI competes with respect to its major telecommunications products with numerous producers of components and systems, many of which possess greater financial, manufacturing, marketing and distribution resources than DSI. The principal competitors for DSI’s products are the OCLI division of JDS Uniphase and Barr Associates. Certain large OEMs, such as Lucent Technologies, Inc., Bookham, and others that have significant internal capability to manufacture thin film filter products, and a variety of smaller companies which specialize in optical coatings, such as Elcan, Inc., Precision Optics Corp., Inc., Barr Associates, Inc., Thin Film Technologies, Inc., and Evaporated Coatings, Inc, may also act as competitors to DSI. DSI’s failure to effectively compete in the telecommunications market could adversely affect the trading price of our common stock.

We Sell Products to Our Competitors and Purchase Components from Our Competitors, and These Relationships Could Change Based on Our Competitors’ Interests. This Creates a Risk of Potential Declines in Sales and Reduced Access to Components.

Although we compete with GE, Philips and Sylvania in the sale of our lighting products, we also purchase a significant quantity of raw materials and private label lamps from these three companies (aggregating $5.1 million in fiscal 2003, of which $3.1 million was from GE) and derive significant revenue from sales of our materials, components, and systems to each of these three companies (aggregating $22.5 million in fiscal 2003, of which $6.8 million was to GE). Any significant change in our relationships with these companies, or in the manner in which these companies participate in the manufacturing, distribution, and sale of metal halide lighting products, could have a material adverse effect on our business and, in turn, holders of our securities.

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

The metal halide market is the fastest growing segment of the domestic lighting market, demonstrated by metal halide lamp sales having grown at a compound annual rate of approximately 11% in the past decade, although growth has varied substantially from year to year. However, over the past several years, sales of metal halide products have declined, primarily due to the weakness of the U.S. economy. In calendar year 2000, NEMA data indicated the first year over year decline in metal halide dollar sales since 1991, and calendar year 2001 declined further still from the prior year. Calendar year 2002 metal halide dollar sales were comparable to calendar year 2001. Based on recent increases in the Company’s metal halide material sales (which have historically been a leading indicator regarding the metal halide market), the Company believes the U.S. metal halide industry is beginning to recover and that sales of metal halide lighting will begin to grow again. The Company’s strong market position, new product development capabilities, strategic acquisitions and participation in international markets have enabled the Company to increase its revenues in its core metal halide operations at rates in excess of the growth of the domestic metal halide market.

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

While domestic sales of incandescent and fluorescent lamps have grown at a compound annual rate of approximately 2% over the past decade, domestic metal halide lamp sales have grown at a compound annual rate of approximately 11% over the same period, making metal halide the fastest growing segment of the approximately $2.4 billion domestic lamp market. In 2002, metal halide accounted for approximately 10.2% of domestic lamp sales by dollar volume.

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

Background of Filing—In the fourth quarter of fiscal 2002, the Company incurred a loss from operations and at June 30, 2002 was in default on its fourth quarter fixed charge coverage ratio under its then existing Bank Credit Facility. On September 16, 2002 ADLT and its bank group entered into a Forbearance Agreement. At the end of the second quarter of fiscal 2003 the Company was in default under the Forbearance Agreement. In addition, the Company did not make the September 16, 2002 semi-annual interest payment on its 8% Senior Notes which resulted in an Event of Default under the Senior Notes Indenture. As a result of the defaults, the trustee for the noteholders declared all principal and interest due and payable immediately on the 8% Senior Notes. The Filing by ADLT was made since it did not have the available funds to pay the noteholders and because of the uncertainty of the willingness of the bank group to grant continued forbearance under acceptable terms. These defaults are discussed in more detail in Note G to the Consolidated Financial Statements. Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the repayment of its Debtor-in-Possession Facility and 8% Senior Notes.

Consequence of Filing—As a consequence of the Filing, all pre-petition liabilities of the Debtors are stayed and no party may take any action to realize its pre-petition claims except pursuant to order of the Bankruptcy Court. It is the Debtors’ intention to address all of their pre-petition claims as well as the interests of their preferred and common shareholders and, in that regard, filed a plan of reorganization with the Bankruptcy Court on April 28, 2003, and amended plans on August 15, 2003, September 16, 2003 and October 3,2003. On October 3, 2003, the Bankruptcy Court approved the adequacy of the disclosure statement describing the plan, as amended. It is currently impossible to predict with any degree of certainty whether the plan, as amended, will be accepted by the Company’s creditors and common shareholders. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interests to participate. A committee representing unsecured creditors, including the noteholders, and a committee representing equity security holders have been appointed by the United States Trustee. In accordance with the provisions of the Bankruptcy Code, these committees have the general right to be heard on all matters that come before the Bankruptcy Court under or in connection with the Filing. The Debtors are also required to bear certain of these committees’ costs and expenses, including those of their legal counsel and financial advisors. Due to material uncertainties, it is not possible to predict the length of time the Debtors will operate under Chapter 11 protection, the outcome of the reorganization in general, the effect on the Debtors’ business or the recovery by creditors of the Debtors and equity holders of ADLT.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of certain Debtors’ assets and liquidation of certain Debtors’ liabilities are subject to significant uncertainty and raises substantial doubt about the Company’s ability to continue as a going concern. Further, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a specific plan of reorganization.

On June 30, 2003, the Debtors obtained a new Debtor-in-Possession credit facility from two financial institutions (the “Replacement DIP Facility”). Proceeds from the Replacement DIP Facility were used to repay the Debtors’ original Debtor-in-Possession credit facility (the “Original DIP Facility”) and all remaining amounts due on the existing secured Bank Credit Facility. The Replacement DIP Facility consists of a revolving loan and two term loans. The revolving loan facility allows the Debtors to incur up to $18.5 million in revolving loans, subject to the availability of adequate collateral. The revolving loan bears interest at the prime rate plus 1% or at the London Interbank Borrowing Rate (“LIBOR”) plus 3%. One of the term loans is in the amount of $5 million, bears interest at the prime rate of interest plus 2% or at LIBOR plus 5%, and requires principal payments of $83,000 per month beginning October 1, 2003. The other term loan is in the amount of $13.5 million and bears interest it the prime rate of interest plus 6% per annum, with payment of 2% per annum deferred until maturity. The Replacement DIP Facility has a maturity of October 31, 2003. The Bankruptcy Court issued a final order approving the Replacement DIP Facility on June 25, 2003. On September 16, 2003, the debtors and these financial institutions entered into an amendment of the Replacement DIP Facility to extend the maturity through February 2004, the amendment is subject to Bankruptcy Court approval, which has not yet been received.

As part of the bankruptcy process, the Company is pursuing restructuring with its noteholders, other creditors and equity holders. While the Company has continued to manage its business as a debtor-in-possession, it has received approval from the Bankruptcy Court to, among other things, pay or otherwise honor certain of its pre-petition obligations, including claims of critical trade creditors, customer warranty and rebate programs, and employee wages and benefits in the ordinary course of business.

Plan of Reorganization—The Company has had ongoing negotiations with the Official Committee of Unsecured Creditors (the “Creditors Committee”). In the absence of an agreement with the Creditors Committee, on April 28, 2003 the Company filed a Disclosure Statement with respect to a Joint Chapter 11 Plan of Reorganization (the “Original Plan”) with the Bankruptcy Court based substantially on one of its last restructuring proposals to the Creditors Committee. Under the proposed terms of the Original Plan, unclassified claims, including administrative claims, priority tax claims and the DIP Facility claim, would have been paid in cash on the effective date of the Original Plan. In addition, the existing pre-petition Revolving Credit Facilities claim, other secured claims and classified priority claims would have been paid in cash (except to the extent that the Company sought to reinstate secured claims), either on the effective date of the Original Plan or in installment payments, as provided in the Original Plan. Further, the Original Plan proposed exchanging for existing unsecured debt and preferred and common stock, a new debt issue and new preferred and common stock issues. Unsecured creditors of ADLT would have been provided with an option on form of payment; unsecured creditors of the other Debtors would have been paid in installment payments. Holders of the Company’s Common Stock would have received common stock which would have been diluted to 2% if the Company failed to redeem the new preferred stock within three years.

Based on negotiations with the official Creditors Committee and General Electric Company (“GE”) which at that time owned all of the Company’s Series A Preferred Stock outstanding, subsequent to the filing of the Original Plan, the Debtors determined that a consensual restructuring was more probable than the Original Plan. On May 28, 2003, the Company’s Board of Directors approved a revised Plan of Reorganization (the “Noteholder Plan”) and an agreement in principle on the Noteholder Plan was reached with the Creditors Committee and GE. The Noteholder Plan provided substantially the same treatment for creditors of the Company as under the Original Plan except as otherwise noted herein. In particular, the Noteholder Plan provided that the $100 million 8% Senior Notes and unpaid interest due on such Notes would be exchanged for new notes having a principal amount of $40 million. In addition, the holders of the Notes would have received common stock representing in aggregate approximately 79.2% of the common stock. The preferred shareholder would have received approximately 11.6% of the common stock and incentives for certain incremental business and cost savings initiatives. The Company would have established a new management incentive plan which would have had shares available equal to approximately 9.2% of the common stock. The holders of the Company’s Common Stock, including holders of existing warrants and options who acquire shares pursuant to the terms of such instruments, would have received in aggregate $2.85 million, less the professional fees (up to $350,000) incurred by the committee representing the common shareholders. The Noteholder Plan also provided for incentives to GE for incremental purchases from the Company (other than APL Engineered Materials, Inc.) and management fees to certain noteholders, and, if management services were requested by the Company, compensation to GE. The Noteholder Plan was not filed.

On August 15, 2003, GE sold its equity interests in the Company to Saratoga Lighting Holdings LLC (“Saratoga Lighting”) for cash consideration of $12 million. Immediately following Saratoga Lighting’s purchase of the GE equity interests, and in accordance with the agreement between Saratoga Lighting and GE, Messrs. Breen and Mohn, who had been nominated by GE to the Company’s Board of Directors, resigned as directors of the Company. Following such acquisition, Saratoga Lighting informed the Company’s directors that it would not support the Noteholder Plan. As a result, the Company’s Board of Directors determined that there was a substantial risk that the Noteholder Plan was not confirmable. The Company’s Board of Directors approved a revised Plan of Reorganization (the “Saratoga Joint Plan”) on August 15, 2003. The Saratoga Joint Plan provides substantially the same treatment for creditors of the Company as under the Original Plan except as otherwise noted herein. In particular, the Saratoga Joint Plan provides that the $100 million 8% Senior Notes and unpaid interest due on such Notes will be exchanged for new notes having a principal amount of approximately $108 million. The unsecured creditors will be offered the option to be paid 85% of the amounts of their claims shortly after the effective date of the Saratoga Joint Plan or 100% of the amounts of their claims, plus interest, over one year. The preferred shareholder will receive, in exchange for the existing Series A Stock and an $18 million cash investment, new redeemable preferred stock and approximately 90.8% of the common stock. The Company will establish a new management incentive plan which would have shares available equal to approximately 9.2% of the common stock. Under the Saratoga Joint Plan as originally filed, the holders of the Company’s Common Stock, including holders of existing warrants and options who acquire shares pursuant to the terms of such instruments, would have received the same consideration as under the Noteholder Plan. Under the amended Saratoga Joint Plan, filed October 3, 2003, the Company would provide the common shareholders with the benefit of certain equity investments held by the Company, in Fiberstars, Inc. and Hexagram, Inc., as well as a possible future payment, based on 3% of amounts received by Saratoga Lighting after providing investors with a return of capital plus an agreed rate of return, as more fully described in the amended Saratoga Joint Plan. The Saratoga Joint Plan also provides for incentives to GE for incremental purchases from the Company (other than APL Engineered Materials, Inc.) and management fees to an affiliate of Saratoga Lighting. The description of the Saratoga Joint Plan is subject to revision and completion by the Debtors. The Saratoga Joint Plan, and related disclosure statement, are subject to amendment by the Debtors and to review and approval by the Bankruptcy Court. The Debtors can give no assurance that the Saratoga Joint Plan will be approved by the Bankruptcy Court, that the Saratoga Joint Plan will receive the required approvals of the creditors and, if necessary, equity securityholders of the Debtors, or that the Debtors will be able to implement the Saratoga Joint Plan.

Upon the confirmation of a plan of reorganization the Company’s investment banker will receive, in addition to monthly fees and reimbursement of expenses, fees based on formulas contained in the Company’s agreement with the investment banker, which will aggregate between $1 and $3 million. All such fees are subject to Bankruptcy Court approval. The Company recorded $1 million of fees as reorganization expenses in fiscal 2003.

Saratoga Lighting Holdings, LLC Investment

On October 6, 1999, General Electric Company (“GE”) completed an investment in the Company of $20.6 million. In addition, GE and the Company entered into a five-year, renewable agreement for the supply of metal halide salts to GE.

The GE investment included 761,250 shares of the Company’s newly created Series A Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) which GE exercised to acquire 998,703 shares of Common Stock, increasing its holdings to 1,429,590 shares of Company Common Stock. Pursuant to the terms of the stock purchase agreement with GE, GE provided the Company with candidates for the Company’s Board of Directors who are not directors, officers, employees or 10% shareholders of GE. The Company was required to cause the number of such candidates serving on the Board to be equal to the greater of 20% of the number of members of the Board or the number of members which most nearly corresponds to GE’s percentage ownership interest in the Company.

Saratoga Lighting Holding, LLC (“Saratoga Lighting”) acquired all of the Common and Preferred shares owned by GE on August 15, 2003. As a result, Saratoga Lighting now owns approximately 16.7% of the voting power and equity ownership of the Company. See “Terms of the Series A Stock” below. Immediately following the Saratoga Lighting purchase, the two GE nominees serving on the Board of Directors of the Company resigned. The Board of Directors has elected two Saratoga Lighting nominees to the Board of Directors to fill the resulting vacancies, subject to their acceptance. These nominees have not yet agreed to serve as directors.

The following summaries of the terms of the Series A Stock and Additional Terms of the Original GE Transaction are summaries of the definitive documents.

Terms of the Series A Stock

The Series A Stock is a preferred stock of the Company created for issuance in the GE transaction. 761,250 shares of Series A Stock were authorized and issued to GE and have now been transferred to Saratoga Lighting. The Series A Stock has a liquidation preference of $27 per share, plus an amount equal to 8% per annum compounded annually from the date of issuance to the date of payment (“Liquidation Preference Amount”).

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

The Company is required to redeem any shares of Series A Stock, which have not been converted or retired on September 30, 2010. Any such redemption would be made at the Liquidation Preference Amount. In addition, holders of the Series A Stock may require the Company to redeem their shares of Series A Stock by giving notice to the Company on or before September 30, 2004. If such notice is given, the Company will be required to make such redemption on or prior to September 30, 2005. In addition, holders of Series A Stock will be entitled to require the Company to redeem the Series A Stock following the occurrence of any of the following events (each a “Triggering Event”): any action by the Company to give effect to certain major corporate actions, including actions to merge, sell all or a substantial portion of its assets (other than in the ordinary course of business), issue capital stock, incur or have outstanding indebtedness for borrowed money in excess of $210 million. Upon the occurrence of a Triggering Event, the holders of the Series A Stock may require the Company to redeem their shares of Series A Stock by giving notice to the Company within 90 days following the Triggering Event. If such notice is given, the Company will be required to make such redemption within one year following such notice. Any such redemption would be made at the Liquidation Preference Amount. Under the terms of the Company’s Bank Credit Facility and the indenture (the “Indenture”) relating to the Company’s 8% Senior Notes due 2008, the redemption of the Series A Stock would currently constitute an event of default. Payments for the redemption of equity securities are “Restricted Payments” under the Indenture. The total of all “Restricted Payments” under the Indenture (with exceptions not applicable to stock redemption) cannot exceed one-half of the total of consolidated net earnings of the Company (excluding consideration of certain unusual items) from April 1, 1998 (taken as a single period) plus the amount of proceeds received from sales of non-redeemable stock. As of June 30, 2003, the Company had a net loss, excluding extraordinary items, of $138.1 million for the period. Proceeds of qualifying stock sales for the period have been approximately $29.1 million. Until this deficit has been cured, and sufficient proceeds are received and/or earnings are achieved, the Company cannot redeem the Series A Stock without causing an event of default with respect to the Senior Notes. In addition, the Indenture prohibits Restricted Payments (with exceptions not applicable to stock redemptions) at any time where the ratio of EBITDA to Interest Expense for the preceding four fiscal quarters does not exceed 2.5 to 1.

If the Company fails to make any redemption as required (subject to permitted deferrals in the event that such redemption would cause an event of default with respect to certain indebtedness of the Company), the conversion ratio of the Series A Stock would be increased from four shares of Common Stock to eight shares of Common Stock per share of Series A Stock. In addition, the conversion ratio is subject to adjustment to prevent dilution of the interest of the Series A Stock by the issuance of Common Stock after October 6, 1999. Except for issuance of shares under existing employee benefit plans, and certain other enumerated exceptions, any shares of Common Stock issued at a price below $6.75 per share, or, if higher, below the then current market price, would result in adjustment of the conversion ratio. Any adjustment in the conversion ratio would not affect the voting power represented by shares of Series A Stock prior to conversion.

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

Additional Terms of the GE Transaction

Pursuant to its agreement with Saratoga Lighting, GE has agreed to transfer to Saratoga Lighting its rights with respect to Company securities described below. Saratoga is responsible for obtaining all approvals by the Company required for such transfer. The Company has not given any such approval.

As a result of the agreement with Saratoga Lighting, GE disclaims any beneficial interest in Company stock.

In addition to GE’s initial investment, GE (subject to its agreement with Saratoga Lighting) is entitled to make additional investments in, and the right to vote additional shares of, Company Common Stock. GE and the Company entered into a Contingent Warrant Agreement (“Contingent Warrant Agreement”). The Contingent Warrant Agreement defined the circumstances, which occurred during fiscal year 2003, under which GE would obtain these rights.

Upon the Second Occurrence (defined below), which occurred following September 30, 2002, GE received the right (which is now subject to its agreement with Saratoga Lighting): (i) to vote the number of shares then owned by Wayne R. Hellman and Hellman, Ltd. pursuant to proxies granted by Messrs. Hellman and Ruud, (ii) to vote the number of shares as to which Mr. Hellman then has voting power pursuant to the Hellman Voting Trust or Irrevocable Proxies granted with respect to shares removed from the Hellman Voting Trust (all shares voted by Mr. Hellman, approximately 1.9 million shares at June 30, 2003, are referred to collectively as the “Hellman Shares”), and (iii) to purchase from Messrs. Hellman and Ruud at a price of $.63055 per share, the number of shares of Common Stock which, together with the shares owned by GE at that time, would represent 25% of the voting power of the Company. The Company was also required to grant to GE (now subject to its agreement with Saratoga Lighting) an additional warrant (the “First Contingent Warrant”) to purchase approximately 6.7 million shares of Company Common Stock at the same price.

Upon the Third Occurrence (defined below), which occurred following December 31, 2002, GE received the right (which is now subject to its agreement with Saratoga Lighting): (i) to vote the number of shares then owned by Mr. Ruud, and the right to vote the number of shares as to which Mr. Ruud then has voting power pursuant to the Ruud Voting Trust or Irrevocable Proxies granted with respect to shares removed from the Ruud Voting Trust, currently approximately 3.6 million shares (the “Ruud Shares”) and (ii) to vote the Ruud Shares and would have been entitled to exercise approximately 50.0% of the then outstanding voting power of the Company (assuming GE had exercised the Contingent Warrants and no issuance of additional shares by the Company other than pursuant to the GE transaction) or approximately 47.8% of the voting power of the Company on a fully diluted basis. In addition, GE was entitled to receive an additional warrant (the “Second Contingent Warrant”) which would entitle GE (now subject to its agreement with Saratoga Lighting) to purchase approximately 18,000 additional shares of Common Stock at $.298 per share. The shares transferred to Saratoga Lighting plus the number of shares issuable pursuant to the First Contingent Warrant and the Second Contingent Warrant and the Hellman Shares and the Ruud shares aggregate approximately 50% plus one vote of the voting power of the Company. If the Company issues additional shares of Common Stock to anyone other than GE, GE will be entitled (subject to its agreement with Saratoga Lighting) to purchase, on the same terms given to the third party, the number of shares required to maintain GE’s voting power.

The Company also entered into a number of other agreements with GE in connection with the transaction. The Company has entered into a standard registration rights agreement, which will require the Company, upon request, to register the sale of the shares of Company Common Stock issued in connection with the investment. If a substantial number of shares were sold pursuant to such a registration, it could adversely affect the market price of Company shares and the ability of the Company to sell equity securities.

In addition to the proxies granted to GE by Messrs. Hellman and Ruud, Messrs. Hellman and Ruud have granted to GE (now subject to its agreement with Saratoga Lighting) a first refusal right on the sale of their shares. This agreement requires that if Messrs. Hellman and Ruud, or Hellman Ltd., wish to sell shares of Company stock, they must first offer the shares to GE on the same terms. Such sales would eliminate GE’s contractual right to achieve complete voting control.

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

The consideration received by the Company consisted of a cash payment of $28 million (adjusted dollar for dollar to reflect the amount of any changes in working capital and funded indebtedness between September 2, 2001 and December 3, 2001) and promissory notes totaling $6 million. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of approximately $2.5 million in the cash received at closing. The preliminary estimates were subject to a review process under the agreement. The sale of the subsidiaries resulted in a gain of $227,000 in the quarter ended December 31, 2001.

The notes are payable December 1, 2006, although the Company had the right, subject to Senior Noteholder consent, to require payment of $3 million in principal amount by surrender of 1,500,000 shares of Company common stock at any time prior to December 1, 2002. As part of this transaction, funded indebtedness of approximately $9 million continued to be the obligation of Ruud Lighting and the Company retained title to the Rhode Island manufacturing facility of Kramer Lighting. Upon sale of the facility in September 2002, the Company paid Ruud Lighting one-third of the net proceeds or $427,000 in accordance with the terms of the agreement.

On May 29, 2003, Ruud Lighting, Inc. and its shareholders filed claims with the Bankruptcy Court in connection with the final settlement of purchase price, alleged breaches of the agreement and post closing administrative services of approximately $5.9 million. In addition, Ruud Lighting, Inc. filed claims with the Bankruptcy Court against the Company and its wholly-owned subsidiary, Venture Lighting, Inc. relating to a product warranty claim in an amount exceeding $50 million. The Company, Ruud Lighting, Inc. and the Ruud Lighting shareholders have entered into a settlement agreement dated September 8, 2003, subject to Bankruptcy Court approval, settling the Ruud claims, as well as claims by the Debtors against Ruud Lighting, Inc. and its shareholders. Pursuant to the terms of the settlement, the original notes will be cancelled and the Company will receive new notes from the Ruud Lighting, Inc. shareholders in the aggregate amount of $3 million. These notes will be due December 1, 2006, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Debtors will be credited toward prepayment of the principal and interest on the notes. Ruud Lighting, Inc. will pay the Company one half of the amount of any sublease payments received with respect to the Elkhorn, Wisconsin facility. In addition, the agreement provides for mutual releases by the parties.

Prior to the settlement, the total of the notes receivable from Ruud Lighting, Inc. and its shareholders, plus accrued interest through June 30, 2003, was approximately $6.8 million. As a result of this settlement, the Company recorded a reserve against receivables from related parties of approximately $1.0 million. The charge related to this settlement is included in the Consolidated Statements of Operations under the caption “Gain (loss) from sale of fixture subsidiaries.” Subject to Bankruptcy Court approval, the settlement will result in a reduction of receivables from related parties and liabilities of approximately $2.8 million, as of June 30, 2003.

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

In the first quarter of fiscal 2003 the Company announced that it would relocate some of its power supply production from Nova Scotia, Canada into the Chennai (Madras), India production facility in order to further reduce its costs. The relocation resulted in the elimination of approximately 100 positions at the Canadian facility during the third and fourth quarter of fiscal 2003. Severance and other costs related to this relocation were minimal.

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

Development of New and Advanced Metal Halide Power Supplies. Historically, the introduction of new metal halide lamps and systems has been constrained by the lack of complementary metal halide power supplies. Significant engineering expertise is required to adapt existing power supplies for new metal halide products. The Company believes that while domestic sales of metal halide power supplies approximated $200 million in 2002, power supply manufacturers, like lamp manufacturers, have focused on the larger fluorescent power supply market and, to a lesser extent, on the standard-type metal halide lamp market rather than development of new power supply products for specialized metal halide products and applications. Since the Company acquired its power supply manufacturing operations in 1997, the development of appropriate power supply sources focused on metal halide has enhanced the expansion of metal halide applications, reduced the development time required to introduce new metal halide products and improved the reliability and durability of existing metal halide products.

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

Products

     The Company designs, manufactures and sells metal halide materials, components and systems, which are used in a wide variety of applications and locations including:

-	floodlighting	-	sports arena lighting	-	general lighting
-	architectural area lighting	-	commercial downlighting	-	industrial highbays
-	general industrial lighting	-	airport and railway station lighting	-	tunnel lighting
-	billboard and sign lighting	-	gas station canopy lighting	-	indirect indoor sports and office lighting
-	site lighting	-	interior downlighting	-	parking garage lighting
-	soffit lighting	-	decorative lighting	-	security lighting
-	hazardous location lighting	-	retail store downlighting and track lighting	-	landscape lighting
-	accent lighting

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

The Company believes it differentiates itself from other metal halide lamp manufacturers by offering a wider variety of lamps, many of which have been customized to offer a specific solution to a lighting problem. Since 1985, the Company believes that it has introduced a majority of the new lamps in the domestic, metal halide lamp industry. Currently, the Company offers 78 specialty, 232 “second-generation” Uni-Form® pulse start and 90 standard-type lamps in 20 different watt variations ranging from 50 watts to 2,000 watts for over 30 different applications. In certain instances, the Company produces these products for its competitors on a private label basis in order to capture sales through competitors’ distribution channels. The Company also sells standard-type lamps, which it manufactures at its factory in India or sources from other manufacturers.

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

International Sales

International sales aggregated $77.0 million (53% of net sales) for fiscal 2003, $62.2 million (37% of net sales) for fiscal 2002, and $72.1 million (33% of net sales) for fiscal 2001. The sale of the Company’s fixture subsidiaries has increased the percentage of Company net sales represented by international sales. For information regarding the Company’s international operations, see Note P to “Notes to Consolidated Financial Statements.”

Product Design and Development

Management believes one of its key strengths is its ability to design and develop new products. The Company has dedicated research and development efforts in each of its product lines having invested $24.1 million or 4.6% of net sales into research and development over the last three full fiscal years. In fiscal 2003, the Company invested $6.5 million (4.5% of net sales); in fiscal 2002, $6.9 million (4.2% of net sales) in research and development; and in fiscal 2001, $10.8 million (4.9% of net sales). The Company has developed new applications for metal halide lighting, improved the quality of its materials, and introduced new specialized products, such as the Uni-Form® pulse start products. Uni-Form® pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power consumption, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. Historically, the Company’s efforts primarily have been focused on the development of materials and system components.

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

Materials

The Company markets materials (metal halide and other salts) directly to all high intensity discharge lamp manufacturers, primarily GE, Philips and Sylvania for use in their manufacture of lamps. The Company also markets lamp materials to its joint venture partners. In addition, the Company works very closely with its customers to manufacture materials according to their specifications. Certain customer-developed materials are considered proprietary to the Company’s customers. The other lamp components manufactured by the Company are used primarily in the manufacture of its own lamps; however, some outside sales are made to other lamp manufacturers. The principal customers for the thin-film coating products of the Company include major lamp manufacturers. In addition, the Company markets its thin-film coatings to government suppliers for use in aerospace applications and to fiber optic telecommunications systems manufacturers. See also “Telecommunication Applications of Company Technology.” Sales of materials accounted for approximately 20.5% of the Company’s revenues in fiscal 2003, 15.5% in fiscal 2002 and 13.3% in 2001.

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

In addition to packaging power supplies with lamps, the Company is continuing direct marketing to OEMs and sales through electrical distributors. Sales of system components accounted for approximately 66.1% of the Company’s revenues in fiscal 2003, 55.4% in fiscal 2002 and 44.1% in fiscal 2001.

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

Systems accounted for approximately 6.2% of the Company’s revenues in fiscal 2003, 26.6% in fiscal 2002 and 40.9% in fiscal 2001.

Production Equipment

The Company’s production equipment is manufactured for internal use and is marketed to existing companies for turnkey production of thin-film coatings and metal halide lamps. External sales of production equipment accounted for approximately 7.2% of the Company’s revenues in fiscal 2003, 2.5% in fiscal 2002 and 1.8% in fiscal 2001.

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

DSI competes with respect to its major telecommunications products with numerous producers of components and systems, many of which possess greater financial, manufacturing, marketing and distribution resources than DSI. At present the Company believes that its primary competitors are the OCLI division of JDS Uniphase and Barr Associates. Certain large OEMs, such as Lucent Technologies, Inc., Bookham, and others that have significant internal capability to manufacture thin film filter products, and a variety of smaller companies which specialize in optical coatings, such as Elcan, Inc., Precision Optics Corp., Inc., Barr Associates, Inc., Thin Film Technologies, Inc., and Evaporated Coatings, Inc, may also act as competitors to the Company.

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

Telecommunication Applications of Company Technology

Telecommunications Business Unit

In February 2000, the Company announced the creation of its Fiber Optic Telecommunications Business Unit, which develops and manufactures passive optical telecommunications devices and components, based on its optical coating technology. The telecommunications operations are located in Santa Rosa, California. The telecommunications business uses the proprietary coating equipment, advanced thin film technologies, and measurement capabilities developed by DSI over the last sixteen years for a wide variety of demanding products in both military and commercial applications. Due to the downturn in telecommunication product sales, the Company combined the telecommunications unit into its commercial products unit in fiscal 2003.

The major focus of the telecommunications business is directed at providing (i) optical coatings that reduce insertion losses in fiber optic communications systems, including wavelength division multiplexing (WDM) and dense wavelength division multiplexing (DWDM) systems; (ii) collimating micro-optics for use in WDM and DWDM systems; (iii) filter elements for use in fiber to the Premise (FTTP) and similar WDM systems; (iv) secondary filter elements for use in DWDM systems. WDM and DWDM are technologies that allow multiple wavelengths of light to be simultaneously transmitted through a single fiber optic cable.

Telecommunication product sales for FY 2003 were $656,000 a 33% decrease from $978,000 for fiscal 2002. Going forward, the Company projects telecommunications product sales for FY04 of $1.15 million. The majority of these sales are expected to come from filters designed for use in FTTP applications and related products. The Company has developed and demonstrated key filter manufacturing capabilities using its patented MicroDyn® technology relative to the FTTP market that it believes will provide a significant competitive advantage in this marketplace. The market for products incorporated in FTTP systems is expected to grow rapidly due to the need of the regional Bell operating companies (RBOC’s) to compete with cable companies and other service providers in the provision of true broadband services that require fiber optic installations. These broadband services include unified provision of voice, high speed data, and video services.

The Company has existing manufacturing capacity to support sales of up to $5 million per year of existing products. The Company believes that it can increase its production capacity for its telecommunications products beyond existing levels with additional capital expenditures, on which this business depends.

DSI believes that based on its experience with development of these products and the MicroDyn technology, it enjoys a potential competitive advantage in the market for certain components in the FTTP system. At present the Company believes that its primary competitors are the OCLI division of JDS Uniphase and Barr Associates. Certain large OEMs, such as Lucent Technologies, Inc., Bookham, and others that have significant internal capability to manufacture thin film filter products, and a variety of smaller companies which specialize in optical coatings, such as Elcan, Inc., Precision Optics Corp., Inc., Barr Associates, Inc., Thin Film Technologies, Inc., and Evaporated Coatings, Inc, may also act as competitors to the Company. The Company also believes that the large OEMs also represent opportunities for sales of its products.

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

The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its future financial position or results of operations. Capital expenditures and operating expenses in fiscal 2003, fiscal 2002 and fiscal 2001 attributable to compliance with such legislation were not material.

Employees

As of June 30, 2003, the Company had approximately 1,425 full-time employees, consisting of employees engaged in the designing, manufacturing and marketing of materials (163 employees), system components and systems (1,230 employees), and production equipment (20 employees) and 12 employees in corporate/administrative services. The Company believes that its employee relations are good. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

Item 2. Properties

The Company’s headquarters are located in Solon, Ohio, and the Company maintains manufacturing facilities in California, Ohio, Illinois, Chennai (Madras), India, and Nova Scotia, Canada. Set forth below is certain information with respect to the Company’s principal facilities as of June 30, 2003:

		Approximate
		Square	Owned/
Facility Location	Activities	Footage	Leased

North America

Solon, Ohio	System components manufacturing, distribution warehouse, office	330,000	Owned

Santa Rosa, California	Manufacturing, office	144,000	Leased

Urbana, Illinois	Materials manufacturing, office	120,000	Owned

Amherst, Nova Scotia, Canada	Power supply manufacturing, office	45,000	Owned

Mississauga, Ontario, Canada	Distribution warehouse	13,000	Leased

Other

Draycott, England	Distribution warehouse, office	125,000	Leased

Chennai (Madras) India	System components manufacturing	40,000	Owned

Wantirna South, Victoria, Australia	Distribution warehouse, office	33,000	Owned

Mitcham, Victoria, Australia	Distribution warehouse	15,000	Leased

The owned facilities are subject to mortgages in the following approximate outstanding amounts as of June 30, 2003: Solon — $4.4 million; Australia — $787,000 and Urbana — $354,000. The aggregate annual rental cost of leased facilities is approximately $1.6 million, and the average remaining lease term is 7.8 years.

Item 3. Legal Proceedings

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

On February 5, 2003, the Company and all of its U.S.-based subsidiaries (excluding DSI) each voluntarily filed for protection under the provisions of Chapter 11 of the Federal Bankruptcy Code. See “Voluntary Bankruptcy Filing” under “Recent Developments” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Ruud Lighting, Inc. has incorporated certain of the Company’s power supply components into an innovative metal halide fixture. Although the rate of failure of the Company’s power supply components is consistent with historical and industry failure rates, Ruud Lighting, Inc. has advised the Company that it has received some complaints from customers due to a particular mode of failure. Certain customers have requested replacements to prevent any additional such failures. On May 29, 2003, Ruud Lighting, Inc., filed a “contingent warranty” claim with the Bankruptcy Court relating to replacements for all such fixtures and estimated the total cost of these replacements to be approximately $50 million. The Company, Ruud Lighting, Inc. and the Ruud Lighting shareholders have entered into a settlement agreement dated September 8, 2003, subject to Bankruptcy Court approval, settling the Ruud claims, as well as claims by the Debtors against Ruud Lighting, Inc. and its shareholders (See Note E to Consolidated Financial Statements).

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

The Common Stock was quoted on the Nasdaq National Market under the symbol “ADLT” until January 9, 2003. Since then the Common Stock has been quoted on Nasdaq’s OTC Bulletin Board. The following table sets forth for the periods indicated the range of high and low sale prices for the Common Stock, as reported on the Nasdaq National Market and Nasdaq OTC Bulletin Board:

	High	Low

Fiscal Year Ended June 30, 2003
First Quarter	$1.15	$.28
Second Quarter	.45	.10
Third Quarter	.35	.01
Fourth Quarter	.38	.08
Fiscal Year Ended June 30, 2002
First Quarter	$5.86	$1.30
Second Quarter	2.40	1.10
Third Quarter	1.94	.56
Fourth Quarter	1.72	.65

As of June 30, 2003 there were approximately 300 holders of record of the Company’s Common Stock. The Company has never declared or paid a cash dividend. The terms of the Company’s $37 million Replacement Debtor-in-Possession Credit Facility prohibit the payment of dividends, other than dividends consisting of Company stock, without the consent of the lending banks. The Company’s Indenture relating to its 8% Senior Notes limits the payment of cash dividends by the Company to certain amounts determined by the Company’s earnings and equity investment in the Company after March 31, 1998. In addition, financial covenants, including ratios, contained in the Replacement Debtor-in-Possession Credit Facility, may limit payment of dividends indirectly.

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

	Fiscal Year Ended June 30,

	2003	2002	2001	2000	1999

	(In thousands, except per share dollar amounts)
Operating Statement Data:
Net sales (1)	$145,087	$164,786	$219,347	$228,509	$196,355
Costs and expenses:
Cost of sales (1)	93,167	109,758	136,538	142,349	142,045
Marketing and selling (1)	22,004	30,771	42,493	40,535	44,639
Research and development (1)	6,494	6,850	10,793	12,038	14,956
General and administrative	11,444	15,502	13,831	15,385	21,192
Provision for loan impairment	2,700	7,100	—	—	—
Refinancing and non-recurring items	2,387	—	—	—	—
Gain on settlement of lawsuit (2)	—	(554)	—	—	—
Gain on sale of property	(62)	(80)	(1,115)	—	—
Special charges and asset impairment (3)	13,157	10,561	—	(475)	31,107
Amortization of intangible assets	343	336	2,862	2,766	2,789

Income (loss) from operations	(6,547)	(15,458)	13,945	15,911	(60,373)
Interest income (expense), net	(11,046)	(11,777)	(12,824)	(13,393)	(12,767)
Income (loss) from investments (4)	(1,596)	(2,347)	(234)	70	(6,318)
Reorganization expenses	(7,435)	—	—	—	—
Gain from sale of fixture subsidiaries	(1,003)	227	—	—	—

Income (loss) before income taxes, minority interest, extraordinary charge and cumulative effect of accounting change	(27,627)	(29,355)	887	2,588	(79,458)
Income taxes	946	252	516	635	2,281

Income (loss) before minority interest, extraordinary charge and cumulative effect of accounting change	(28,573)	(29,607)	371	1,953	(81,739)
Minority interest	(333)	(219)	(100)	(25)	—
Recontinuance of previously discontinued operations (5)	—	—	—	—	1,331

Income (loss) before extraordinary charge and cumulative effect of accounting change	(28,906)	(29,826)	271	1,928	(80,408)
Extraordinary charge, net of applicable income tax benefits (6)	—	—	—	—	(902)
Cumulative effect of accounting change (7)	—	(71,171)	—	—	(2,443)

Net income (loss)	$(28,906)	$(100,997)	$271	$1,928	$(83,753)

Earnings (loss) per share - diluted (8):
Income (loss) before extraordinary charge and cumulative effect of accounting change	$(1.40)	(1.39)	$(.10)	$.01	$(4.04)
Recontinuance of previously discontinued operations	—	—	—	—	.07
Extraordinary charge	—	—	—	—	(.05)
Cumulative effect of accounting change (8)	—	(3.04)	(.24)	—	(.12)

Net earnings (loss) per share - diluted	$(1.40)	$(4.43)	$(.34)	$.01	$(4.14)

Shares used for computing per share amounts - diluted	23,751	23,423	22,446	21,331	20,232

	Fiscal Year Ended June 30,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,167	$2,874	$3,652	$3,890	$3,830
Total assets	174,276	193,700	316,001	304,475	284,506
Total debt outstanding	134,661	139,687	163,772	165,207	161,039
Preferred stock	24,475	22,290	19,554	16,999	—
Common shareholders’ equity (deficit)	(22,704)	3,282	98,290	82,783	77,441

(1)	Net sales have been adjusted to include shipping and handling fees charged to customers. Prior to fiscal 2002, these amounts were classified in marketing and selling expense as an offset to freight costs incurred. This reclassification reflects the adoption of Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF Issue 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling be classified as revenue. Net sales and marketing and selling expenses were both increased by $3,729 in fiscal 2001, $3,560 in fiscal 2000, and $3,225 in fiscal 1999.

The Company adopted EITF Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” in fiscal 2002. EITF Issue 01-9 requires that expense associated with a free product or service delivered at the time of sale of another product or service should be classified as cost of sales. The Company’s fixture subsidiaries that were sold in the second quarter of fiscal 2002 had incurred and included such costs in marketing and selling expense. Accordingly, the Company has reclassified such amounts to cost of sales within these financial statements. The amounts reclassified were $1,836 in fiscal 2002, $4,157 in fiscal 2001, $4,510 in fiscal 2000, and $3,972 in fiscal 1999.Also, in accordance with the EITF Issue 01-9, customer rebates have been reclassified from marketing and selling expense to sales. The customer rebate amounts reclassified totaled $865 for fiscal 2002, $101 for fiscal 2001, $87 for fiscal 2000, and $73 for fiscal 1999.

In accordance with the provisions FAS 48, Revenue Recognition When Right of Return Exists, the Company reduced sales and cost of sales for fiscal 2002 by $1,328 related to sales of raw materials to a subcontractor. The subcontractor used the materials in the manufacture of power supply products that were sold back to the Company.

The Company has reclassified certain amounts to cost of goods sold from research and development expense for fiscal years 1999 through 2002. The reclassification includes certain labor charges and applicable overhead and fringe benefit cost of an engineering group at DSI. The activity of this group could not be clearly identified and distinguished from engineering production support activity for revenue producing contracts. The amounts reclassified totaled $1,959 in fiscal 2002, $1,900 in fiscal 2001, $2,725 in fiscal 2000, and $2,724 in fiscal 1999.

(2)	The Company recorded a gain on the settlement of a claim, net of legal fees, as a result of the enforcement of a non-compete agreement with several former employees of a subsidiary of the Company.

(3)	In fiscal 2001 and 2002 the Company’s subsidiary Deposition Sciences, Inc. (DSI) made significant investments in building telecommunication product manufacturing equipment and related facilities to apply its thin-film coating technology to telecom products. With the continuing decline in the global telecommunication business and uncertainty regarding the recovery of the telecom market, the Company recognized a $10,433 charge in fiscal 2003 related to the abandonment of certain long-lived assets and write down of certain assets held for sale to fair value. The Company also recorded a charge of $1,150 in fiscal 2003 for an impairment related to a non-refundable option to purchase for $11,500 the building currently leased by DSI. Based on present circumstances, an exercise or sale of the option is not likely before the expiration of the option in March 2004. Additionally, as a result of the delisting of the Company’s common shares from the Nasdaq National Market, the Company recorded an asset impairment charge of $1,163 for the write-off of deferred costs associated with its shelf offerings in fiscal 2003. The Company also recognized a $411 charge in fiscal 2003 related to the abandonment of lamp manufacturing equipment.

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

(4)	In fiscal 2003, the Income (loss) from investments includes a charge of $703 related to impairment of its investment in a foreign joint venture involved in the manufacturing of metal halide lamps. In fiscal 2002, the loss from investments includes a loss from the sale of a preferred stock investment in Venture Lighting Japan of $2,007. In fiscal 1999, the loss from investments includes a pretax noncash write-down of $5,883 related to the Company’s investment in the Unison joint venture.

(5)	Microsun Technologies, Inc. (“Microsun”) was identified in March 1998 for disposition through a plan to distribute to ADLT shareholders all of the ownership of Microsun in a tax-free spin-off transaction estimated to be completed by December 1998. Because of the deterioration of the capital markets and the inability to raise capital necessary to spin-off the Microsun business, the Company concluded that it would wind-down the operations, close the manufacturing facilities and liquidate the assets of Microsun. In October 1999, management decided, with the approval of the Board of Directors to retain the Microsun business – the portable lighting fixture products business that uses metal halide lighting technology – as part of the Company’s continuing operation. In accordance with the accounting requirements for re-continuance, the financial statements have been reclassified to present Microsun within continuing operations.

(6)	In fiscal 1999 the Company incurred an extraordinary loss on the early extinguishment of debt of $902.

(7)	In fiscal 2002, the Company recorded $71,171 as a cumulative effect of accounting change relating to the impairment of goodwill and other indefinite lived intangible assets in accordance with the Financial Accounting Standards Board Statement of Accounting Standards (FAS) No. 142, Goodwill and Intangible Assets. FAS 142 provides authoritative guidance on accounting for and financial reporting of goodwill and intangible assets acquired in business combinations. FAS 142 requires that these assets be tested for impairment, and as a result, the Company recorded $71,171 as a cumulative effect of accounting change as of July 1, 2001.

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

(8)	Net earnings (loss) per share is based upon the income attributable to holders of Common Stock. Such income has been decreased by preferred share accretion of $2,185 ($.09 per share) in fiscal 2003, $2,736 ($.12 per share) in fiscal 2002, $7,884 ($.36 per share) in fiscal 2001 and $1,796 ($.08 per share) in fiscal 2000. Income attributable to holders of Common Stock was also reduced by the estimated value of warrants issuable of $2,098 ($.09 per share) in fiscal 2003 as a result of the Company’s failure to maintain the required interest coverage ratio over three measurement periods as stipulated in the terms of the General Electric Company Investment. The Company adopted Emerging Issues Task Force (“EITF”) Issue 00-27, “Application of EITF 98-5, ‘Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to

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

Background of Filing—In the fourth quarter of fiscal 2002, the Company incurred a loss from operations and at June 30, 2002 was in default on its fourth quarter fixed charge coverage ratio under its then existing Bank Credit Facility. On September 16, 2002 ADLT and its bank group entered into a Forbearance Agreement. At the end of the second quarter of fiscal 2003 the Company was in default under the Forbearance Agreement. In addition, the Company did not make the September 16, 2002 semi-annual interest payment on its 8% Senior Notes which resulted in an Event of Default under the Senior Notes Indenture. As a result of the defaults, the trustee for the noteholders declared all principal and interest due and payable immediately on the 8% Senior Notes. The Filing by ADLT was made since it did not have the available funds to pay the noteholders and because of the uncertainty of the willingness of the bank group to grant continued forbearance under acceptable terms. These defaults are discussed in more detail in Note G to the Consolidated Financial Statements. Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the repayment of its Debtor-in-Possession Facility and 8% Senior Notes.

Consequence of Filing—As a consequence of the Filing, all pre-petition liabilities of the Debtors are stayed and no party may take any action to realize its pre-petition claims except pursuant to order of the Bankruptcy Court. It is the Debtors’ intention to address all of their pre-petition claims as well as the interests of their preferred and common shareholders and, in that regard, filed a plan of reorganization with the Bankruptcy Court on April 28, 2003, and amended plans on August 15, 2003, September 16, 2003 and October 3, 2003. On October 3, 2003, the Bankruptcy Court approved the adequacy of the disclosure statement describing the plan, as amended. It is currently impossible to predict with any degree of certainty whether the plan, as amended, will be accepted by the Company’s creditors and common shareholders. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interests to participate. A committee representing unsecured creditors, including the noteholders, and a committee representing equity security holders have been appointed by the United States Trustee. In accordance with the provisions of the Bankruptcy Code, these committees have the general right to be heard on all matters that come before the Bankruptcy Court under or in connection with the Filing. The Debtors are also required to bear certain of these committees’ costs and expenses, including those of their legal counsel and financial advisors. Due to material uncertainties, it is not possible to predict the length of time the Debtors will operate under Chapter 11 protection, the outcome of the reorganization in general, the effect on the Debtors’ business or the recovery by creditors of the Debtors and equity holders of ADLT.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of certain Debtors’ assets and liquidation of certain Debtors’ liabilities are subject to significant uncertainty and raises substantial doubt about the Company’s ability to continue as a going concern. Further, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a specific plan of reorganization.

On June 30, 2003, the Debtors obtained a new Debtor-in-Possession credit facility from two financial institutions (the “Replacement DIP Facility”). Proceeds from the Replacement DIP Facility were used to repay the Debtors’ original Debtor-in-Possession credit facility (the “Original DIP Facility”) and all remaining amounts due on the existing secured Bank Credit Facility. The Replacement DIP Facility consists of a revolving loan, and two term loans. The revolving loan facility allows the Debtors to incur up to $18,500 in revolving loans, subject to the availability of adequate collateral. The revolving loan bears interest at the prime rate plus 1% or at the London Interbank Borrowing Rate (“LIBOR”) plus 3%. One of the term loans is in the amount of $5,000, bears interest at the prime rate of interest plus 2% or at LIBOR plus 5%, and requires principal payments of $83 per month beginning October 1, 2003. The other term loan is in the amount of $13,500 and bears interest it the prime rate of interest plus 6% per annum, with payment of 2% per annum deferred until maturity. The Replacement DIP Facility has a maturity of October 31, 2003. The Bankruptcy Court issued a final order approving the Replacement DIP Facility on June 25, 2003. On September 16, 2003, the debtors and these financial institutions entered into an amendment of the Replacement DIP Facility to extend the maturity through February 2004, the amendment is subject to Bankruptcy Court approval, which has not yet been received.

As part of the bankruptcy process, the Company is pursuing restructuring with its noteholders, other creditors and equity holders. While the Company has continued to manage its business as a debtor-in-possession, it has received approval from the Bankruptcy Court to, among other things, pay or otherwise honor certain of its pre-petition obligations, including claims of critical trade creditors, customer warranty and rebate programs, and employee wages and benefits in the ordinary course of business.

Plan of Reorganization—The Company has had ongoing negotiations with the Official Committee of Unsecured Creditors (the “Creditors Committee”). In the absence of an agreement with the Creditors Committee, on April 28, 2003 the Company filed a Disclosure Statement with respect to a Joint Chapter 11 Plan of Reorganization (the “Original Plan”) with the Bankruptcy Court based substantially on one of its last restructuring proposals to the Creditors Committee. Under the proposed terms of the Original Plan, unclassified claims, including administrative claims, priority tax claims and the DIP Facility claim, would have been paid in cash on the effective date of the Original Plan. In addition, the existing pre-petition Revolving Credit Facilities claim, other secured claims and classified priority claims would have been paid in cash (except to the extent that the Company sought to reinstate secured claims), either on the effective date of the Original Plan or in installment payments, as provided in the Original Plan. Further, the Original Plan proposed exchanging for existing unsecured debt and preferred and common stock, a new debt issue and new preferred and common stock issues. Unsecured creditors of ADLT would have been provided with an option on form of payment; unsecured creditors of the other Debtors would have been paid in installment payments. Holders of the Company’s Common Stock would have received common stock which would have been diluted to 2% if the Company failed to redeem the new preferred stock within three years.

Based on negotiations with the official Creditors Committee and General Electric Company (“GE”) which at that time owned all of the Company’s Series A Preferred Stock outstanding, subsequent to the filing of the Original Plan, the Debtors determined that a consensual restructuring was more probable than the Original Plan. On May 28, 2003, the Company’s Board of Directors approved a revised Plan of Reorganization (the “Noteholder Plan”) and an agreement in principle on the Noteholder Plan was reached with the Creditors Committee and GE. The Noteholder Plan provided substantially the same treatment for creditors of the Company as under the Original Plan except as otherwise noted herein. In particular, the Noteholder Plan provided that the $100,000 8% Senior Notes and unpaid interest due on such Notes would be exchanged for new notes having a principal amount of $40,000. In addition, the holders of the Notes would have received common stock representing in aggregate approximately 79.2% of the common stock. The preferred shareholder would have received approximately 11.6% of the common stock and incentives for certain incremental business and cost savings initiatives. The Company would have established a new management incentive plan which would have had shares available equal to approximately 9.2% of the common stock. The holders of the Company’s Common Stock, including holders of existing warrants and options who acquire shares pursuant to the terms of such instruments, would have received in aggregate $2,850, less the professional fees (up to $350) incurred by the committee representing the common shareholders. The Noteholder Plan also provided for incentives to GE for incremental purchases from the Company (other than APL Engineered Materials, Inc.) and management fees to certain noteholders, and, if management services were requested by the Company, compensation to GE. The Noteholder Plan was not filed.

On August 15, 2003, GE sold its equity interests in the Company to Saratoga Lighting Holdings LLC (“Saratoga Lighting”) for cash consideration of $12,000. Immediately following the Saratoga Lighting’s purchase of the GE equity interests, and in accordance with the agreement between Saratoga Lighting and GE, Messrs. Breen and Mohn, who had been nominated by GE to the Company’s Board of Directors, resigned as directors of the Company. Following such acquisition, Saratoga Lighting informed the Company’s directors that it would not support the Noteholder Plan. As a result, the Company’s Board of Directors determined that there was a substantial risk that the Noteholder Plan was not confirmable. The

Company’s Board of Directors approved a revised Plan of Reorganization (the “Saratoga Joint Plan”) on August 15, 2003. The Saratoga Joint Plan provides substantially the same treatment for creditors of the Company as under the Original Plan except as otherwise noted herein. In particular, the Saratoga Joint Plan provides that the $100,000 8% Senior Notes and unpaid interest due on such Notes will be exchanged for new notes having a principal amount of approximately $108,000. The unsecured creditors will be offered the option to be paid 85% of the amounts of their claims shortly after the effective date of the Saratoga Joint Plan or 100% of the amounts of their claims, plus interest, over one year. The preferred shareholder will receive, in exchange for the existing Series A Stock and an $18,000 cash investment, new redeemable preferred stock and approximately 90.8% of the common stock. The Company will establish a new management incentive plan which would have shares available equal to approximately 9.2% of the common stock. Under the Saratoga Joint Plan as originally filed, the holders of the Company’s Common Stock, including holders of existing warrants and options who acquire shares pursuant to the terms of such instruments, would have received the same consideration as under the Noteholder Plan. Under the amended Saratoga Joint Plan, filed October 3, 2003, the Company would provide the common shareholders with the benefit of certain equity investments held by the Company, in Fiberstars, Inc. and Hexagram, Inc., as well as a possible future payment, based on 3% of amounts received by Saratoga Lighting after providing investors with a return of capital plus an agreed rate of return, as more fully described in the amended Saratoga Joint Plan. The Saratoga Joint Plan also provides for incentives to GE for incremental purchases from the Company (other than APL Engineered Materials, Inc.) and management fees to an affiliate of Saratoga Lighting. The description of the Saratoga Joint Plan is subject to revision and completion by the Debtors. The Saratoga Joint Plan, and related disclosure statement, are subject to amendment by the Debtors and to review and approval by the Bankruptcy Court. The Debtors can give no assurance that the Saratoga Joint Plan will be approved by the Bankruptcy Court, that the Saratoga Joint Plan will receive the required approvals of the creditors and, if necessary, equity securityholders of the Debtors, or that the Debtors will be able to implement the Saratoga Joint Plan.

Upon the confirmation of a plan of reorganization the Company’s investment banker will receive, in addition to monthly fees and reimbursement of expenses, fees based on formulas contained in the Company’s agreement with the investment banker, which will aggregate between $1,000 and $3,000. All such fees are subject to Bankruptcy Court approval. The Company recorded $1,000 of fees as reorganization expenses in fiscal 2003.

Saratoga Lighting Holdings, LLC Investment

On October 6, 1999, General Electric Company (“GE”) completed an investment in the Company of $20,554. In addition, GE and the Company entered into a five-year, renewable agreement for the supply of metal halide salts to GE.

The GE investment included 761,250 shares of the Company’s newly created Series A Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) which GE exercised to acquire 998,703 shares of Common Stock, increasing its holdings to 1,429,590 shares of Company Common Stock. Pursuant to the terms of the stock purchase agreement with GE, GE provided the Company with candidates for the Company’s Board of Directors who are not directors, officers, employees or 10% shareholders of GE. The Company was required to cause the number of such candidates serving on the Board to be equal to the greater of 20% of the number of members of the Board or the number of members which most nearly corresponds to GE’s percentage ownership interest in the Company.

Saratoga Lighting Holdings, LLC (“Saratoga Lighting”) acquired all of the Common and Preferred shares owned by GE on August 15, 2003. As a result, Saratoga Lighting now owns approximately 16.7% of the voting power and equity ownership of the Company. See “Terms of the Series A Stock” below. Immediately following the Saratoga Lighting purchase, the two GE nominees serving on the Board of Directors of the Company resigned. The Board of Directors has elected two Saratoga Lighting nominees to the Board of Directors to fill the resulting vacancies, subject to their acceptance. These nominees have not yet agreed to serve as directors.

The following summaries of the terms of the Series A Stock and Additional Terms of the Original GE Transaction are summaries of the definitive documents.

Terms of the Series A Stock

The Series A Stock is a preferred stock of the Company created for issuance in the GE transaction. 761,250 shares of Series A Stock were authorized and issued to GE and have now been transferred to Saratoga Lighting. The Series A Stock has a liquidation preference of $27 per share, plus an amount equal to 8% per annum compounded annually from the date of issuance to the date of payment (“Liquidation Preference Amount”).

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

The Company is required to redeem any shares of Series A Stock, which have not been converted or retired on September 30, 2010. Any such redemption would be made at the Liquidation Preference Amount. In addition, holders of the Series A Stock may require the Company to redeem their shares of Series A Stock by giving notice to the Company on or before September 30, 2004. If such notice is given, the Company will be required to make such redemption on or prior to September 30, 2005. In addition, holders of Series A Stock will be entitled to require the Company to redeem the Series A Stock following the occurrence of any of the following events (each a “Triggering Event”): any action by the Company to give effect to certain major corporate actions, including actions to merge, sell all or a substantial portion of its assets (other than in the ordinary course of business), issue capital stock, incur or have outstanding indebtedness for borrowed money in excess of $210,000. Upon the occurrence of a Triggering Event, the holders of the Series A Stock may require the Company to redeem their shares of Series A Stock by giving notice to the Company within 90 days following the Triggering Event. If such notice is given, the Company will be required to make such redemption within one year following such notice. Any such redemption would be made at the Liquidation Preference Amount. Under the terms of the Company’s Bank Credit Facility and the indenture (the “Indenture”) relating to the Company’s 8% Senior Notes due 2008, the redemption of the Series A Stock would currently constitute an event of default. Payments for the redemption of equity securities are “Restricted Payments” under the Indenture. The total of all “Restricted Payments” under the Indenture (with exceptions not applicable to stock redemption) cannot exceed one-half of the total of consolidated net earnings of the Company (excluding consideration of certain unusual items) from April 1, 1998 (taken as a single period) plus the amount of proceeds received from sales of non-redeemable stock. As of June 30, 2003, the Company had a net loss, excluding extraordinary items, of $138,103 for the period. Proceeds of qualifying stock sales for the period have been approximately $29,067. Until this deficit has been cured, and sufficient proceeds are received and/or earnings are achieved, the Company cannot redeem the Series A Stock without causing an event of default with respect to the Senior Notes. In addition, the Indenture prohibits Restricted Payments (with exceptions not applicable to stock redemptions) at any time where the ratio of EBITDA to Interest Expense for the preceding four fiscal quarters does not exceed 2.5 to 1.

If the Company fails to make any redemption as required (subject to permitted deferrals in the event that such redemption would cause an event of default with respect to certain indebtedness of the Company), the conversion ratio of the Series A Stock would be increased from four shares of Common Stock to eight shares of Common Stock per share of Series A Stock. In addition, the conversion ratio is subject to adjustment to prevent dilution of the interest of the Series A Stock by the issuance of Common Stock after October 6, 1999. Except for issuance of shares under existing employee benefit plans, and certain other enumerated exceptions, any shares of Common Stock issued at a price below $6.75 per share, or, if higher, below the then current market price, would result in adjustment of the conversion ratio. Any adjustment in the conversion ratio would not affect the voting power represented by shares of Series A Stock prior to conversion.

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

Additional Terms of the GE Transaction

Pursuant to its agreement with Saratoga Lighting, GE has agreed to transfer to Saratoga Lighting its rights with respect to Company securities described below. Saratoga Lighting is responsible for obtaining all approvals by the Company required for such transfer. The Company has not given any such approval. As a result of the agreement with Saratoga Lighting, GE disclaims any beneficial interest in Company stock.

In addition to GE’s initial investment, GE (subject to its agreement with Saratoga Lighting) is entitled to make additional investments in,and the right to vote additional shares of, Company Common Stock. GE and the Company entered into a Contingent Warrant Agreement (“Contingent Warrant Agreement”). The Contingent Warrant Agreement defined the circumstances, which occurred during fiscal year 2003, under which GE would obtain these rights.

Upon the Second Occurrence (defined below), which occurred following September 30, 2002, GE received the right (which is now subject to its agreement with Saratoga Lighting): (i) to vote the number of shares then owned by Wayne R. Hellman and Hellman, Ltd. pursuant to proxies granted by Messrs. Hellman and Ruud, (ii) to vote the number of shares as to which Mr. Hellman then has voting power pursuant to the Hellman Voting Trust or Irrevocable Proxies granted with respect to shares removed from the Hellman Voting Trust (all shares voted by Mr. Hellman, approximately 1.9 million shares at June 30, 2003, are referred to collectively as the “Hellman Shares”), and (iii) to purchase from Messrs. Hellman and Ruud at a price of $.63055 per share, the number of shares of Common Stock which, together with the shares owned by GE at that time, would represent 25% of the voting power of the Company. The Company was also required to grant to GE (now subject to its agreement with Saratoga Lighting) an additional warrant (the “First Contingent Warrant”) to purchase approximately 6.7 million shares of Company Common Stock at the same price.

Upon the Third Occurrence (defined below), which occurred following December 31, 2002, GE received the right (which is now subject to its agreement with Saratoga Lighting): (i) to vote the number of shares then owned by Mr. Ruud, and the right to vote the number of shares as to which Mr. Ruud then has voting power pursuant to the Ruud Voting Trust or Irrevocable Proxies granted with respect to shares removed from the Ruud Voting Trust, currently approximately 3.6 million shares (the “Ruud Shares”) and (ii) to vote the Ruud Shares and would have been entitled to exercise approximately 50.0% of the then outstanding voting power of the Company (assuming GE had exercised the Contingent Warrants and no issuance of additional shares by the Company other than pursuant to the GE transaction) or approximately 47.8% of the voting power of the Company on a fully diluted basis. In addition, GE was entitled to receive an additional warrant (the “Second Contingent Warrant”) which would entitle GE (now subject to its agreement with Saratoga Lighting) to purchase approximately 18,000 additional shares of Common Stock at $.298 per share. The shares transferred to Saratoga Lighting plus the number of shares issuable pursuant to the First Contingent Warrant and the Second Contingent Warrant and the Hellman Shares and the Ruud shares aggregate approximately 50% plus one vote of the voting power of the Company. If the Company issues additional shares of Common Stock to anyone other than GE, GE will be entitled (subject to its agreement with Saratoga Lighting) to purchase, on the same terms given to the third party, the number of shares required to maintain GE’s voting power.

The Company also entered into a number of other agreements with GE in connection with the transaction. The Company has entered into a standard registration rights agreement, which will require the Company, upon request, to register the sale of the shares of Company Common Stock issued in connection with the investment. If a substantial number of shares were sold pursuant to such a registration, it could adversely affect the market price of Company shares and the ability of the Company to sell equity securities.

In addition to the proxies granted to GE by Messrs. Hellman and Ruud, Messrs. Hellman and Ruud have granted to GE (now subject to its agreement with Saratoga Lighting) a first refusal right on the sale of their shares. This agreement requires that if Messrs. Hellman and Ruud, or Hellman Ltd., wish to sell shares of Company stock, they must first offer the shares to GE on the same terms. Such sales would eliminate GE’s contractual right to achieve complete voting control.

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

The consideration received by the Company consisted of a cash payment of $28,000 (adjusted dollar for dollar to reflect the amount of any changes in working capital and funded indebtedness between September 2, 2001 and December 3, 2001) and promissory notes totaling $6,000. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of $2,458 in the cash received at closing. The preliminary estimates were subject to a review process under the agreement. The sale of the subsidiaries resulted in a gain of $227 in the quarter ended December 31, 2001.

The notes are payable December 1, 2006, although the Company had the right, subject to Senior Noteholder consent, to require payment of $3,000 in principal amount by surrender of 1,500,000 shares of Company common stock at any time prior to December 1, 2002. As part of this transaction, funded indebtedness of $9,005 continued to be the obligation of Ruud Lighting and the Company retained title to the Rhode Island manufacturing facility of Kramer Lighting. Upon sale of the facility in September 2002, the Company paid Ruud Lighting one-third of the net proceeds or $427 in accordance with the terms of the agreement.

On May 29, 2003, Ruud Lighting, Inc. and its shareholders filed claims with the Bankruptcy Court in connection with the final settlement of purchase price, alleged breaches of the agreement and post closing administrative services of approximately $5,880. In addition, Ruud Lighting, Inc. filed claims with the Bankruptcy Court against the Company and its wholly-owned subsidiary, Venture Lighting, Inc. relating to a product warranty claim in an amount exceeding $50,000. The Company, Ruud Lighting, Inc. and the Ruud Lighting shareholders have entered into a settlement agreement dated September 8, 2003, subject to Bankruptcy Court approval, settling the Ruud claims, as well as claims by the Debtors against Ruud Lighting, Inc. and its shareholders. Pursuant to the terms of the settlement, the original notes will be cancelled and the Company will receive new notes from the Ruud Lighting, Inc. shareholders in the aggregate amount of $3,000. These notes will be due December 1, 2006, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Debtors will be credited toward prepayment of the principal and interest on the notes. Ruud Lighting, Inc. will pay the Company one half of the amount of any sublease payments received with respect to the Elkhorn, Wisconsin facility. In addition, the agreement provides for mutual releases by the parties.

Prior to the settlement, the total of the notes receivable from Ruud Lighting, Inc. and its shareholders, plus accrued interest through June 30, 2003, was $6,789. As a result of this settlement, the Company recorded a reserve against receivables from related parties of $1,003. The charge related to this settlement is included in the Consolidated Statements of Operations under the caption “Gain (loss) from sale of fixture subsidiaries.” Subject to Bankruptcy Court approval, the settlement will result in a reduction of receivables from related parties and liabilities of $2,786, as of June 30, 2003.

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

In the first quarter of fiscal 2003 the Company announced that it would relocate some of its power supply production from Nova Scotia, Canada into the Chennai (Madras), India production facility in order to further reduce its costs. The relocation resulted in the elimination of approximately 100 positions at the Canadian facility during the third and fourth quarter of fiscal 2003. Severance and other costs related to this relocation were minimal.

Results of Operations

The following table sets forth, as a percentage of net sales, the components of the Company’s Consolidated Statements of Operations for the indicated periods:

	Year Ended June 30,

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	64.2	66.6	62.2
Marketing and selling	15.2	18.7	19.4
Research and development	4.5	4.2	4.9
General and administrative	7.9	9.4	6.3
Provision for loan impairment	1.9	4.3	—
Refinancing and non-recurring items	1.6	—	—
Gain on settlement of lawsuit	—	(0.3)	—
Gain on sale of property	(0.1)	(0.1)	(0.5)
Special charges and asset impairment	9.1	6.4	—
Amortization of intangible assets	0.2	0.2	1.3

Income (loss) from operations	(4.5)	(9.4)	6.4
Other income (expense):
Interest expense	(8.0)	(7.3)	(6.3)
Interest income	0.4	0.2	0.4
Income (loss) from investments	(1.1)	(1.4)	(0.1)
Reorganization expenses	(5.1)	—	—
Gain from sale of fixture subsidiaries	(0.7)	0.1	—

Income (loss) before income taxes, minority interest, and cumulative effect of accounting change	(19.0)	(17.8)	0.4
Income taxes	0.7	0.2	0.2

Income (loss) before minority interest and cumulative effect of accounting change	(19.7)	(18.0)	0.2
Minority interest in income of consolidated subsidiary	(0.2)	(0.1)	(0.1)

Income (loss) before cumulative effect of accounting change	(19.9)	(18.1)	0.1
Cumulative effect of accounting change	—	(43.2)	—

Net income (loss)	(19.9%)	(61.3%)	0.1%

Factors, which have affected the results of operations and net income during fiscal 2003 as compared to fiscal 2002 and during fiscal 2002 as compared to fiscal 2001, are discussed below.

Overview of the Results of Operations – Fiscal 2003 Compared to Fiscal 2002

The Company’s operations for fiscal 2003 resulted in a loss before cumulative effect of accounting change of $(28,906) compared to income before cumulative effect of accounting change of $(29,826) for fiscal 2002. The Company realized a net loss of $(28,906) for fiscal 2003, compared to net loss of $(100,997) for fiscal 2002.

The following factors should be considered in comparing the Company’s operations for fiscal 2003 and fiscal 2002:

•	Results for fiscal 2003 include special charges and asset impairment of $13,157, provision for loan impairment of $2,700, refinancing and non-recurring items of $2,387, reorganization expenses of $7,435, a gain on the sale of property of $62, a loss from investment of $703, and a loss on the sale of fixture subsidiaries of $1,003.

•	Results for fiscal 2002 include special charges and asset impairment of $11,249, provision for loan impairment of $7,100, a loss on sale of preferred stock investment of $2,007, a gain on settlement of lawsuit of $554, a gain on the sale of fixture subsidiaries of $227, and a gain on the sale of property of $80.

Fiscal 2003 Compared with Fiscal 2002

Net Sales. Net sales decreased 12.0% to $145,087 in fiscal 2003 from $164,786 in fiscal 2002. The decrease in sales is due to the sale of the Company’s fixture subsidiaries in December 2001, offset by higher sales in the remainder of Company’s operations. Excluding the fixture subsidiaries, sales for fiscal 2003 were $145,087 compared with $129,702 for fiscal 2002. Metal halide sales, excluding the fixture subsidiaries, increased 13% to $112,920 for fiscal 2003 compared with $100,158 for fiscal 2002. This increase is due in part to the sale of metal halide lamp production equipment into China for a total of $4,219 and to lamp and ballast sales to the former fixture subsidiaries that are now external sales. Excluding these two items, metal halide sales increased 5% in fiscal 2003 compared to fiscal 2002, which was a result of growth in the sales of lamps, power supplies and materials outside the United States.

Excluding the fixture subsidiaries, fiscal 2003 sales of the Company’s second-generation metal halide lighting product line, Uni-Form® pulse start, grew 12% to $32,821 from $29,366 as compared to fiscal 2002. About half of this increase is due to sales to the former fixture subsidiaries that are now external sales. Sales of APL materials increased 17% as compared to fiscal 2002. Geographically, these sales of materials increased 17% in the U.S. and 18% outside the U.S. Excluding the fixture subsidiaries, non-metal halide lighting sales increased 6%, due to the managed decline of some non-metal halide product sales offset by increases in sales of more profitable non-metal halide materials.

Excluding the fixture subsidiaries, lighting sales inside the U.S. increased 3% in fiscal 2003 as compared to fiscal 2002. Excluding sales to the former fixture subsidiaries that are now external sales, lighting sales inside the U.S. decreased 3% in fiscal 2003 compared with fiscal 2002. The Company expects that a stronger U.S. economy will result in an improved lighting market for the Company’s products. Lighting sales outside the U.S. increased 23% in total, 16% excluding the equipment sales.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

DSI’s telecommunication product sales for fiscal 2003 were $656, a decrease of 33% from $978 in fiscal 2002. The decrease is attributed to the overall decline in the telecommunications industry. However, sales of DSI’s non-telecom materials and equipment increased 20% to $12,856 in fiscal 2003 from $10,715 in fiscal 2002 as the Company capitalized on DSI’s expertise in thin-film optical coatings and optical coating equipment manufacturing opportunities.

Cost of Sales. Cost of sales decreased 15.1% to $93,167 in fiscal 2003 from $109,758 in fiscal 2002. The decrease is attributable to the sale of the fixture subsidiaries, offset by costs related to the higher level of the remaining operations. As a percentage of net sales, cost of sales decreased to 64.2% in fiscal 2003 from 66.6% in fiscal 2002. Cost of sales, in fiscal 2002, were negatively impacted by several unusual items including inventory write-downs, additional costs related to the move of the European power supply production to India, and unfavorable overhead variances resulting from the decrease in production due to the Company’s commitment to significant reductions in inventory levels. The benefits of the transfer of power supply production are beginning to be realized in fiscal 2003 resulting in an improving gross margin.

Marketing and Selling Expenses. Marketing and selling expenses decreased 28.5% to $22,004 in fiscal 2003 from $30,771 in fiscal 2002. As a percentage of net sales, marketing and selling expenses declined to 15.2% in fiscal 2003 from 18.7% in fiscal 2002. The decrease in both amount and percentage of net sales is primarily attributable to the sale of the fixture subsidiaries, as marketing and selling expenses were higher as a percentage of net sales for these subsidiaries. Additionally, the Company was able to reduce these costs in its remaining operations.

Research and Development Expenses. Research and development expenses declined 5.2% in fiscal 2003 to $6,494 from $6,850 in fiscal 2002. The decrease is partially attributable to the sale of the fixture subsidiaries. Fiscal 2002 expenditures for the fixture subsidiaries totaled $1,398. The Company increased expenditures in its remaining operations by $1,042, primarily in research and development related to materials. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps and fixtures in industrial and commercial applications; (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; and, (iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses increased to 4.5% in fiscal 2003 from 4.2% in fiscal 2002. In spite of the Company’s commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses of $11,444 were 26.2% lower in fiscal 2003 compared to $15,502 in fiscal 2002. The decrease includes $2,100 attributable to the fixture subsidiaries in fiscal 2002 and a reduction of corporate costs, including salaries and professional services.

Provision for Loan Impairment. In fiscal 2003, the Company increased its valuation reserve for an impaired officer loan by $2,700 related to the amount by which the carrying value of the loan receivable from officer exceeded the underlying fair value of the assets available to repay the loan. In fiscal 2002, the Company increased the valuation reserve related to this loan by $7,100. No interest income was recorded or paid on the loan in fiscal 2003 and 2002.

Refinancing and Non-Recurring Expenses. These expenses, totaling $2,387 for fiscal 2003, reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to refinance its Bank Credit Facility and address its capital structure prior to the Company’s Chapter 11 Bankruptcy filing.

Gain on Settlement of Lawsuit. In fiscal 2002, the Company recorded a gain on the settlement of lawsuit totaling $554, net of legal fees, as a result of the enforcement of a non-compete agreement with several former employees of a subsidiary of the Company.

Gain on Sale of Property. The Company recorded a gain on the sale of property in the first quarter of fiscal 2003 of $62 related to the sale of a building in Middletown, Rhode Island that formerly served as a fixture manufacturing facility. A building formerly occupied by DSI was sold in the fourth quarter of fiscal 2002 and resulted in a gain of $80.

Special Charges and Asset Impairment. In fiscal 2001 and 2002 the Company’s subsidiary Deposition Sciences, Inc. (DSI) made significant investments in building telecommunication product manufacturing equipment and related facilities to apply its thin-film coating technology to telecom products. With the continuing decline in the global telecommunication business and uncertainty regarding the recovery of the telecom market, the Company recognized a $10,433 charge in fiscal 2003 related to the abandonment of certain long-lived assets and write down of certain assets held for sale to fair value. The Company also recorded a charge of $1,150 in fiscal 2003 for an impairment related to a non-refundable option to purchase for $11,500 the building currently leased by DSI. Based on present circumstances, an exercise or sale of the option is not likely before the expiration of the option in March 2004. As a result of the delisting of the Company’s common shares from the Nasdaq National Market, the Company recorded an asset impairment charge of $1,163 for the write-off of deferred costs associated with its shelf offerings in fiscal 2003. The Company recognized a $411 charge in fiscal 2003 related to the abandonment of lamp manufacturing equipment.

For a discussion of special charges and asset impairment in fiscal 2002, see “Consolidation of Power Supply Production Operations and Restructuring of Worldwide Operations” above.

Amortization of Intangible Assets. Amortization expense in fiscal 2003 and fiscal 2002 was comparable.

Income (Loss) from Operations. As a result of the items noted above, the Company realized a loss from operations in fiscal 2003 of $(6,547) as compared to a loss from operations of $(15,458) in fiscal 2002.

Interest Expense. Interest expense decreased to $11,608 in fiscal 2003 from $12,121 in fiscal 2002. The Company accrued interest on its $100,000 of 8% Senior Notes through the end of fiscal 2003, however the semi-annual interest payment due September 16, 2002 and March 15, 2003 were not made. The decrease in interest expense is attributable to a reduction in debt outstanding from the sale of the fixture subsidiaries, offset by a slight increase in interest rates in fiscal 2003.

Interest Income. Interest income increased to $562 in fiscal 2003 from $344 in fiscal 2002. The increase is attributable to interest earned on the $6,000 of notes receivable created by the sale of the fixture subsidiaries in December 2001.

Income (Loss) from Investments. The income (loss) from investments in fiscal 2003 of $(1,596) consists of a charge of $703 related to impairment of its investment in a foreign joint venture involved in the manufacturing of metal halide lamps and an equity loss of $893 from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The Fiberstars’ loss was primarily due to a provision related to a valuation allowance recorded against the Fiberstar’s deferred tax assets. The income (loss) from investments in the fiscal 2002 of $(2,347) consists of a loss on the sale of a preferred stock investment in Venture Lighting Japan of $(2,007) and an equity loss of $(340) from the Company’s investment in Fiberstars.

Reorganization Expenses. Reorganization expenses, totaling $7,435 in fiscal 2003, reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy. The Company will continue to incur similar costs for the next several quarters.

Gain (Loss) from Sale of Fixture Subsidiaries. See “Sale of Fixture Subsidiaries” above.

Income (Loss) before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change. The Company had a loss before income taxes, minority interest and cumulative effect of accounting change of $(27,627) in fiscal 2003 as compared to a loss before income taxes, minority interest and cumulative effect of accounting change of $(29,355) in fiscal 2002.

Income Tax Expense. Income tax expense was $946 for fiscal 2003 as compared to $252 in fiscal 2002. The income tax expense in fiscal 2003 and 2002 related primarily to certain of the Company’s foreign operations.

At June 30, 2003, the Company had net operating loss carryforwards of $114,000 available to reduce future United States federal taxable income, which expire in varying amounts from 2008 to 2023. On August 15, 2003, Saratoga Lighting purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which will limit the annual net operating loss the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code. This limitation will be effective with the fiscal year ending June 30, 2004. The Company also had a capital loss carryforward of approximately $40,118 available to reduce future capital gains. The usage of this carryforward will also be limited as a result of the ownership change. This carryforward expires in 2007.

The Company also had research and development credit carryforwards for tax purposes of approximately $3,818, which expire 2008 to 2015. Additionally, in conjunction with the Alternative Minimum Tax (“AMT”) rules, the Company had available AMT credit carryforwards for tax purposes of approximately $97, which may be used indefinitely to reduce regular federal income taxes. The usage of these credits will also be limited as a result of the ownership change.

Also at June 30, 2003, the Company had foreign net operating loss carryforwards for tax purposes totaling $1,562 that expire in 2006 and 2007 and $6,890 that have no expiration dates.

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

The following factors should be considered in comparing the Company’s operations for fiscal 2002 and fiscal 2001:

•	Results for fiscal 2002 include special charges and asset impairment of $11,249, provision for loan impairment of $7,100, a loss on sale of preferred stock investment of $2,007, a gain on settlement of lawsuit of $554, a gain on the sale of fixture subsidiaries of $227, and a gain on the sale of property of $80.

•	Results for fiscal 2001 include a gain on the sale of property of $1,115 ($.05 per share)

Fiscal 2002 Compared to Fiscal 2001

Net Sales. Net sales decreased 24.9% to $164,786 in fiscal 2002 from $219,347 in fiscal 2001. The decrease in sales is primarily attributed to the sale of the fixture subsidiaries. Excluding the fixture subsidiaries, sales for fiscal 2002 were $129,702 compared with $136,080 for fiscal 2001. Metal halide sales, excluding the fixture subsidiaries, declined 4% to $100,158 for fiscal 2002 compared with $104,200 for fiscal 2001. The Company attributes the decline to weakness in the U.S. economy and in the lighting market, in general. The U.S. metal halide market declined 8% during the current fiscal year. During this time, the Company maintained its market share. From 1990 to 2000, the U.S. metal halide lighting market grew at a compound annual rate of 12% per year.

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

Excluding the fixture subsidiaries, lighting sales inside the U.S. increased 1% in fiscal 2002 as compared to fiscal 2001. The increase is due to sales to the former fixture subsidiaries that are now part of the Company’s external sales. Without these sales, lighting sales inside the U.S. would have declined 6%, which the Company attributes to weakness in the lighting industry and the U.S. economy in general. Lighting sales outside the U.S. declined 11%, due in part to a temporary reduction in power supply sales resulting from the transition of production from the United Kingdom to India and also due to weakness in the global economy.

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

Cost of Sales. Cost of sales decreased 19.6% to $109,758 in fiscal 2002 from $136,538 in fiscal 2001. The decrease is primarily attributable to the sale of the fixture subsidiaries. As a percentage of net sales, cost of sales increased to 66.2% in fiscal 2002 from 62.2% in fiscal 2001. Cost of sales was negatively impacted by several unusual items including inventory write-downs, additional costs related to the move of the European power supply production to India, and an unfavorable overhead variance resulting from the decrease in production due to the Company’s commitment to significant reductions in inventory levels. The increase in cost of sales as a percentage of sales was reflected across all areas of the Company’s sales including materials, system components and systems. The margins were also negatively impacted by the shift in the mix of product sales reflecting increases in lower margin power supply sales and decreases in higher margin materials sales.

Marketing and Selling Expenses. Marketing and selling expenses decreased 27.6% to $30,771 in fiscal 2002 from $42,493 in fiscal 2001. As a percentage of net sales, marketing and selling expenses declined to 18.7% in fiscal 2002 from 19.4% in fiscal 2001. The decrease is primarily attributable to the sale of the fixture subsidiaries, as marketing and selling expenses are comparable with the decrease in sales.

Research and Development Expenses. Research and development expenses declined 36.5% in fiscal 2002 to $6,850 from $10,793 in fiscal 2001. The decrease is primarily attributable to the sale of the fixture subsidiaries. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps and fixtures (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) development of new materials for the world’s major lighting manufacturers; (iii) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies; and, (iv) development and testing of electronic and electromagnetic power supply systems. As a percentage of net sales, research and development expenses decreased to 4.2% in fiscal 2002 from 4.9% in fiscal 2001. While research and development expenditures declined in connection with the Company’s commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

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

Gain (Loss) from Sale of Fixture Subsidiaries. See “Sale of Fixture Subsidiaries” above.

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

Liquidity and Capital Resources

The Company’s sources of liquidity include cash and cash equivalents from operations and amounts primarily available under its Debtor-in-Possession credit facility (the “Replacement DIP Facility”). See Note G to Consolidated Financial Statements for a description of the Replacement DIP Facility. The payment of interest on the $100,000 8% Senior Notes ($10,333 accrued at June 30, 2003) has been suspended by the Chapter 11 bankruptcy filing on February 5, 2003. While the Company did not make the semi-annual interest payments due September 16, 2002, March 15, 2003, and September 15, 2003, its liquidity will continue to be impacted by the uncertainty of the bankruptcy proceedings, including restructuring and settlement of prepetition obligations, the restructuring of the Senior Notes, the payment of professional fees related to the bankruptcy, the terms of the Replacement DIP Facility and the ability to obtain other financing. Also, liquidity will be affected by, among other things, the demand for the Company’s products, the availability and amount of trade credit and other business and operational issues. As a result of these uncertainties, there can be no assurance that existing or future sources of liquidity will be adequate. However, management believes that the Company’s reorganization and refinancing matters can be resolved in the Chapter 11 Bankruptcy filing and based on its current estimates, the Company should have adequate liquidity pending the acceptance of a Plan of Reorganization by its creditors.

On June 30, 2003, the Debtors obtained the Replacement DIP Facility from two financial institutions and repaid the secured debt owed to the existing bank group. The Replacement DIP Facility is comprised of an $18,500 revolving credit loan, a $5,000 Term A loan and a $13,500 Term B loan. Interest rates on the revolving credit loan are based on Libor plus 3% or Prime plus 1% with a minimum of 5.25% (5.25% at June 30, 2003). Interest rates on the Term A loan are based on Libor plus 5% or Prime plus 2% (6% at June 30, 2003). Interest rates on the Term B loan are based on Prime plus 6% with a minimum of 10.25% (10.25% at June 30, 2003). The Term A loan requires principal payments of $83 per month beginning

October 1, 2003, while the Term B loan requires no principal payments. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. The Replacement DIP Facility carried a closing fee of $550. The Replacement DIP Facility extends to October 31, 2003 and does not require the Debtors to sell assets. This facility must be replaced at the time of emergence from bankruptcy proceedings or October 31, 2003, whichever occurs first. A default of the Replacement DIP facility occurred upon the change in control that resulted from GE’s sale of its equity interests in the Company to Saratoga Lighting. The Company obtained a waiver for this default. The Company has also secured an amendment to the Replacement DIP Facility dated September 16, 2003, that would extend the term to February 28, 2004, pending Bankruptcy Court approval, which would serve to extend the Replacement DIP Facility beyond the anticipated date of emergence from bankruptcy. The Debtors expect that the lenders under the Replacement DIP Facility will make replacement financing available at the time of the Debtors’ emergence from bankruptcy proceedings.

The Replacement DIP Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Sales, Collections, Disbursements, Minimum Adjusted EBITDA, Debt Ratio, and Capital Expenditures. At June 30, 2003, the Company was in compliance with the terms of the Replacement DIP Facility. The principal security for the Replacement DIP Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom and is cross-collateralized and secured with the revolving credit loan.

Cash increased $1,293 during fiscal 2003. Cash provided by operating activities totaled $9,689, cash used in investing activities totaled $3,699, and cash used in financing activities totaled $4,697.

Net Cash Provided by Operating Activities. Net cash provided by operating activities totaled $9,689 in fiscal 2003 and $2,913 in fiscal 2002. The primary reason for this change was the non-payment of the $8,000 in interest payments due on the Company’s 8% Senior Notes. Net cash provided by operating activities was reduced by cash payments of $5,899 related to the refinancing and reorganization expenses.

Net Cash Provided by (Used in) Investing Activities. In fiscal 2003, net cash used in investing activities totaled $3,699. Capital expenditures of $5,325 in fiscal 2003 related primarily to machinery and equipment to improve production processes, which should result in increased productivity and capacity. The Company plans to limit its capital expenditure program for the next twelve months and estimates its capital expenditures will approximate $5,400 over the next twelve months. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates. The outflow for capital expenditures in fiscal 2003 was partially offset by the sale of the building in Middletown, Rhode Island that formerly served as a fixture manufacturing facility.

Net Cash Provided by (Used in) Financing Activities. In fiscal 2003, net cash used in financing activities was $4,697. This primarily represents repayments of bank debt under the Company’s Bank Credit Facility and DIP Facility.

The interest-bearing obligations of the Company totaled $134,661 as of June 30, 2003, and consisted of: $25,126 of borrowings under the DIP Facility; $100,000 of 8% Senior Notes; mortgages of $5,712; a promissory note of $1,970; and, obligations of foreign subsidiaries and other debt of $1,853.

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

On July 26, 2002, the Company and CEO executed an amendment to the loan documents, implementing the agreement in principle, reached in January 2002, to extend the maturity of the loan to July 31, 2007. Under the terms of the amendment, the CEO will sell certain assets in an orderly manner to maximize the net proceeds, which will be used to pay a portion of the loan. The CEO will continue his 10b5-1 plan to sell shares he now owns pursuant to Rule 144 when the stock price exceeds $15 per share. In addition, the CEO is required to apply after-tax cash bonuses earned from the Company and the after-tax proceeds of sales of collateral and distributions relating to collateral toward repayment of the loan.

Interest on the loan now accrues at the same rate that the Company pays on its credit facility. Interest due of $829 in fiscal 2003 and $674 in fiscal 2002 has not been paid or recognized as interest income. The loan may be accelerated if the CEO ceases to be employed by the Company as a result of his voluntary resignation or termination for cause.

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

In accordance with the provisions of FAS Statement No. 5, Accounting for Contingencies, and FAS Statement No. 114, Accounting by Creditors for Impairment of a Loan, the Company determined the above loan was impaired and recorded a valuation reserve against the loan. The Company recorded impairment losses of $2,700 in fiscal 2003 and $7,100 in fiscal 2002 reflecting the amount by which the carrying value of the loan exceeded the underlying estimated fair value of the assets available to repay the loan. The Company will recognize recoveries on amounts previously reserved after considering both the fair value of the underlying assets and evidence of cash repayments on the loan.

Following the Company’s voluntary Chapter 11 filing, the Company, the CEO and the Official Unsecured Creditors Committee, and later, the Company, the CEO and Saratoga Lighting, have been negotiating to reach an agreement pursuant to which the CEO would agree to pay the Company, over time, an amount equal to the total value of his assets on the effective date of the reorganization, reduced by the amount of security interests with priority over the Company’s security interests. During the pendency of the negotiations, the CEO has not made required payments pursuant to the Loan Agreement, in an amount believed to be in excess of $1,000, which is net of an assumed estimated income tax liability owing by the CEO on account thereof. As part of the reorganization, the Company, Saratoga Lighting and the CEO, have agreed in principle, subject to formal approval of the special committee (of independent directors) of the Company’s Board of Directors, formal documentation and Bankruptcy Court approval of the treatment of the CEO loan pursuant to a separate motion to be filed with the bankruptcy court, that the CEO loan documents would be modified to reduce the amount of the outstanding indebtedness owed by the CEO to an amount (the “Designated Amount”) equal to the difference between (1) the fair market value of the CEO’s personal assets and (2) the amounts owing to other secured creditors of the CEO that hold mortgages, liens and/or security interests upon or in property of the CEO, on a priority senior to the liens and security interests securing the CEO’s loan from the Company, to the extent of the fair market value of such property. Additionally, it is anticipated by the Company that on or before the effective date of the plan, the proceeds from the CEO’s settlement of litigation of approximately $1,300 (net of any income tax liability owing by the CEO on account thereof) will be paid to the Company for application to the CEO loan (the amount of these proceeds are included within the Designated Amount). Other than reducing the amount of the CEO loan as described above, the loan would otherwise remain in full force and effect.

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

Interest Rate Sensitivity. The following table provides information about the Company’s debt obligations and financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principle cash flows and related weighted-average interest rates by maturity dates as set forth in the respective lending agreement. The acceleration of the maturity of the 8% Senior Notes has been reflected in the following table. Weighted-average variable rates are based on implied forward rates as derived from published spot rates.

	June 30,							Fair Value
								June 30,
(dollars in millions)	2004	2005	2006	2007	2008	Thereafter	Total	2003

Liabilities
Long-term Debt, including Current Portion
Fixed Rate	$102.2	$0.3	$4.3	$0.1	$0.1	—	$107.0	$62.3
Average Interest Rate	8.1%	9.1%	9.0%	4.8%	4.8%	—
Variable Rate	$27.1	$0.3	$0.2	—	—	$0.1	$27.7	$27.7
Average Interest Rate	8.1%	11.5%	9.8%	7.4%	7.4%

Liabilities at June 30, 2002, included $107,370 of fixed-rate debt and $32,093 of variable-rate debt. Interest rates on the fixed-rate debt to maturity ranged from 0% to 10.0%, while interest rates on the variable-rate debt to maturity ranged from 4.75% to 15.0% as of June 30, 2002.

Foreign Currency Exchange Risk. The Company is exposed to foreign exchange rate differences and during the first eight months of fiscal 2003 and all of fiscal 2002 the Company minimized the effects of these exposures through the use of derivatives. During fiscal 2001, the Company did not hedge its foreign currency exposure and, therefore, did not enter into any foreign currency derivative financial instruments.

The Company sells products in foreign currencies, mainly the pound sterling, Euro, Canadian dollar, Japanese yen and Australian dollar. The majority of these products’ costs are incurred in U.S. dollars. Therefore, the Company is exposed to currency movements in that if the U.S. dollar strengthens, the translated value of the foreign currency and the resulting margin will be reduced. The Company does not change the price of its products for short-term exchange rate movements. Presently, the Company does not hedge this exposure.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that effect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to: valuation of accounts and notes receivable and loan receivable from officer, valuation of investments, valuation of long-lived assets, valuation of inventory valuation reserves, revenue recognition, and deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note C of the “Notes to Consolidated Financial Statements.”

Valuation of Accounts and Notes Receivable and Loan Receivable from Officer

Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $31,312, net of an allowance of $979 as of June 30, 2003.

On May 29, 2003, Ruud Lighting, Inc. and its shareholders filed claims with the Bankruptcy Court in connection with the final settlement of purchase price, alleged breaches of the agreement and post closing administrative services of approximately $5,880. In addition, Ruud Lighting, Inc. filed claims with the Bankruptcy Court against the Company and its wholly-owned subsidiary, Venture Lighting, Inc. relating to a product warranty claim in an amount exceeding $50,000. The Company, Ruud Lighting, Inc. and the Ruud Lighting shareholders have entered into a settlement agreement dated September 8, 2003, subject to Bankruptcy Court approval, settling the Ruud claims, as well as claims by the Debtors against Ruud Lighting, Inc. and its shareholders. Pursuant to the terms of the settlement, the original notes will be cancelled and the Company will receive new notes from the Ruud Lighting, Inc. shareholders in the aggregate amount of $3,000. These notes will be due December 1, 2006, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Debtors will be credited toward prepayment of the principal and interest on the notes. Ruud Lighting, Inc. will pay the Company one half of the amount of any sublease payments received with respect to the Elkhorn, Wisconsin facility. In addition, the agreement provides for mutual releases by the parties.

Prior to the settlement, the total of the notes receivable from Ruud Lighting, Inc. and its shareholders, plus accrued interest through June 30, 2003, was $6,789. As a result of this settlement, the Company recorded a reserve against receivables from related parties of $1,003. The charge related to this settlement is included in the Consolidated Statements of Operations under the caption “Gain (loss) from sale of fixture subsidiaries.” Subject to Bankruptcy Court approval, the settlement will result in a reduction of receivables from related parties and liabilities of $2,786, as of June 30, 2003. The remaining amount of notes receivable from related parties at June 30, 2003 of $6,108 (including interest of $891) are considered realizable.

The Company has a loan receivable from an officer. Management periodically evaluates the adequacy of the underlying assets to repay this loan and when it estimates the proceeds from the sale of such assets are not adequate records a reserve. Based on its estimates, Management recorded an impairment charge of $2,700 on the loan receivable during fiscal 2003 and $7,100 during fiscal 2002. No interest related to the loan has been recorded in fiscal 2002 and 2003. The loan receivable from officer balance was $4,344, net of a valuation reserve of $9,800 at June 30, 2003.

Valuation of Investments

The Company has certain investments in both privately-held and publicly-held companies that are primarily in lighting-related businesses. The investments in privately-held companies, which are accounted for under the cost method, are inherently risky since there is no readily available market for these investments, and some of the companies are in foreign countries. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the respective company’s industry, the strength of the private equity markets, the foreign currency markets and overall general market conditions. In fiscal 2003, the Company recorded a charge of $703 related to impairment of its investment in a foreign joint venture involved in the manufacturing of metal halide lamps. Although the market value of these investments is not readily determinable, management believes their current fair values approximate or exceed their carrying values as of June 30, 2003. However, in light of the circumstances noted above, it is possible that the fair value of these investments could decline in future periods. The market price for publicly-held Fiberstars, Inc., a marketer and distributor of fiber optic lighting products, can fluctuate significantly because the company’s stock is thinly traded and, thus the current market price may not necessarily reflect the value of the Company’s investment. The Company’s investment in the common stock of Fiberstars, which is accounted for under the equity method, together with the Company’s warrant to purchase additional shares of Fiberstars, are evaluated whenever there is an impairment indicator based on the market price of the common stock. Any future negative changes in the market price of the common stock of this company could result in a significant reduction in the carrying value of the Company’s investment.

Valuation of Long-Lived Assets

Effective July 1, 2001 the Company adopted Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Other Intangible Assets, and accordingly, ceased its amortization of any remaining goodwill. The Company evaluates goodwill for impairment at least annually and whenever there is an impairment indicator using the fair value guidelines of FAS No. 142. As of June 30, 2003 the Company had approximately $4,473 of goodwill, net of amortization.

The Company evaluates the carrying value of its investment in other long-lived assets for impairment such as property, plant and equipment whenever there is an impairment indicator, generally using an undiscounted cash flow methodology. During fiscal 2003, the Company recognized a $10,844 charge primarily related to the abandonment of certain of its telecommunication fixed assets due to the uncertainty of the recovery of the global telecom industry, and the write down of certain assets held for sale.

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

Deferred Tax Assets

The Company had approximately $71,100 of net deferred tax assets related principally to certain unused tax credits and loss carryforwards as of June 30, 2003. The realization of these assets is based upon the Company generating future taxable income. Due to the Company’s historical results it is uncertain as to when it will realize taxable income that will allow it to utilize its tax credits and loss carryforwards and, accordingly, has recorded a valuation allowance of approximately $71,100. Additionally, on August 15, 2003, Saratoga Lighting purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which will limit the annual net operating loss and tax credit carryforwards the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code. This limitation will be effective with the fiscal year ending June 30, 2004. Management will continue to evaluate the realization of these deferred tax assets that are subject to the Company’s future operations which are influenced by the overall business environment, which is difficult to predict and beyond the control of the Company. To the extent that the Company generates taxable income in the future, a decrease in the valuation allowance would be required to recognize the deferred tax assets.

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

The Company adopted Emerging Issues Task Force (“EITF”) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” in the quarter ended March 31, 2002. EITF Issue 01-9 requires that expense associated with a free product or service delivered at the time of sale of another product or service should be classified as cost of sales. The Company’s fixture subsidiaries that were sold in the second quarter of fiscal 2002 had incurred and included such costs in marketing and selling expense. Accordingly, the Company has reclassified such amounts to cost of sales within these financial statements. The amount reclassified for fiscal 2002 and 2001 were $1,836 and $4,157, respectively. Also, in accordance with the EITF, customer rebates have been reclassified from marketing and selling expense to sales. The customer rebate amounts reclassified totaled $865 for fiscal 2002 and $101 for fiscal 2001.

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

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. FAS No. 150 will be effective for the Company in the quarterly period ended September 30, 2003, and the Company is evaluating the impact of this Statement.

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

YEAR ENDED JUNE 30, 2003

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

The Company has an audit committee composed of three independent Directors who are not members of management. The committee meets regularly with management and the independent auditors in connection with its review of matters relating to the Company’s financial statements, the Company’s internal audit program, the Company’s system of internal accounting controls and the services of the independent auditors. The committee also meets with the independent auditors, without management present, to discuss appropriate matters. The committee also recommends to the Directors the appointment of the independent auditors.

September 19, 2003

s/ Wayne R. Hellman	/s/ Steven C. Potts

Wayne R. Hellman	Steven C. Potts
Chairman and	Chief Financial Officer,
Chief Executive Officer	Treasurer and Secretary

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

Report of Grant Thornton LLP, Independent Auditors

Board of Directors and Shareholders
Advanced Lighting Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Lighting Technologies, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows, for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Lighting Technologies, Inc. as of June 30, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C to the consolidated financial statements, in fiscal 2002 the Company changed its accounting method for goodwill and intangible assets.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, on February 5, 2003, Advanced Lighting Technologies, Inc. and six of its United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. This factor, among others as discussed in Note B, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Grant Thornton LLP

Cleveland, Ohio
September 19, 2003 (except for the third and ninth
        paragraphs of Note B and the seventh paragraph of
        Note M, as to which the date is October 3, 2003)

Advanced Lighting Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	June 30,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$4,167	$2,874
Trade receivables, less allowances of $979 and $1,874	31,312	29,124
Inventories:
Finished goods	15,242	17,873
Raw materials and work-in-process	8,693	8,818

	23,935	26,691
Prepaid expenses	1,374	1,975

Total current assets	60,788	60,664
Property, plant and equipment:
Land and buildings	33,822	32,839
Machinery and equipment	72,583	76,929
Furniture and fixtures	17,912	16,709
Assets held for sale	—	4,557

	124,317	131,034
Less accumulated depreciation	35,981	29,535

	88,336	101,499
Receivables from related parties	6,463	7,982
Investments in affiliates	8,668	10,264
Other assets	2,976	5,842
Intangible assets	2,572	3,191
Excess of cost over net assets of businesses acquired, net	4,473	4,258

	$174,276	$193,700

See notes to consolidated financial statements

Advanced Lighting Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	June 30,
	2003	2002

Liabilities and shareholders’ equity
Liabilities not subject to compromise:
Current liabilities:
Short-term debt and current portion of long-term debt	$2,241	$4,113
Accounts payable	10,814	15,485
Payables to related parties	790	452
Employee-related liabilities	2,895	2,788
Accrued income and other taxes	1,294	180
Other accrued expenses	6,839	8,901
Debtor-in-Possession Facility	25,126	—
Senior unsecured 8% notes, due March 2008, in default	—	100,000
Bank Credit Facility, in default	—	28,218

Total current liabilities	49,999	160,137
Long-term debt	5,324	7,356

Total liabilities not subject to compromise	55,323	167,493
Liabilities subject to compromise	116,214	—

Total liabilities	171,537	167,493
Minority interest	968	635
Preferred stock, $.001 par value, per share; 1,000 shares authorized; 761 Series A convertible redeemable shares issued and outstanding (redemption value — $27,418 at June 30, 2003)	24,475	22,290
Common shareholders’ equity (deficit)
Common stock, $.001 par value, 80,000 shares authorized, 23,807 shares issued and outstanding as of June 30, 2003 and 23,588 shares issued and outstanding as of June 30, 2002	24	24
Paid-in-capital	212,724	214,804
Accumulated other comprehensive income (loss)	(640)	(2,940)
Loan and interest receivable from officer, less reserve of $9,800 and $7,100	(4,344)	(7,044)
Accumulated deficit	(230,468)	(201,562)

	(22,704)	3,282

	$174,276	$193,700

See notes to consolidated financial statements

ADVANCED LIGHTING TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share dollar amounts)

	Year Ended June 30,

	2003	2002	2001

Net sales	$145,087	$164,786	$219,347
Costs and expenses:
Cost of sales	93,167	109,758	136,538
Marketing and selling	22,004	30,771	42,493
Research and development	6,494	6,850	10,793
General and administrative	11,444	15,502	13,831
Provision for loan impairment	2,700	7,100	—
Refinancing and non-recurring items	2,387	—	—
Gain on settlement of lawsuit	—	(554)	—
Gain on sale of property	(62)	(80)	(1,115)
Special charges and asset impairment	13,157	10,561	—
Amortization of intangible assets	343	336	2,862

Income (loss) from operations	(6,547)	(15,458)	13,945
Other income (expense):
Interest expense	(11,608)	(12,121)	(13,839)
Interest income	562	344	1,015
Income (loss) from investments	(1,596)	(2,347)	(234)
Reorganization expenses	(7,435)	—	—
Gain (loss) from sale of fixture subsidiaries	(1,003)	227	—

Income (loss) before income taxes, minority interest, and cumulative effect of accounting change	(27,627)	(29,355)	887
Income taxes	946	252	516

Income (loss) before minority interest and cumulative effect of accounting change	(28,573)	(29,607)	371
Minority interest in income of consolidated subsidiary	(333)	(219)	(100)

Income (loss) before cumulative effect of accounting change	(28,906)	(29,826)	271
Cumulative effect of accounting change	—	(71,171)	—

Net income (loss)	$(28,906)	$(100,997)	$271

Earnings (loss) per share — basic and diluted:
Income (loss) before cumulative effect of accounting change	$(1.40)	$(1.39)	$(.10)
Cumulative effect of accounting change	—	(3.04)	(.24)

Earnings (loss) per share — basic and diluted	$(1.40)	$(4.43)	$(.34)

Weighted average shares outstanding:
Basic and diluted	23,751	23,423	22,446

See notes to consolidated financial statements

ADVANCED LIGHTING TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended June 30, 2003

(in thousands)

						Loan and
					Accumulated	Interest
		Common Stock			Other	Receivable	Retained	Common
	Preferred			Paid-In	Comprehensive	From	Earnings	Shareholders'
	Stock	Shares	Par Value	Capital	Income (Loss)	Officer	(Deficit)	Equity	Total

Balance at June 30, 2000	16,999	20,482	20	195,786	(2,659)	(9,528)	(100,836)	82,783	99,782
Net income	—	—	—	—	—	—	271	271	271
Foreign currency translation adjustment	—	—	—	—	(2,399)	—	—	(2,399)	(2,399)

Comprehensive loss								(2,128)	(2,128)
Net proceeds from public offering of common shares	—	1,700	2	22,888	—	—	—	22,890	22,890
Preferred shares accretion	2,555	—	—	(2,555)	—	—	—	(2,555)	—
Value of beneficial conversion option of of preferred shares	(5,329)	—	—	5,329	—	—	—	5,329	—
Additional preferred shares accretion from cumulative effect of accounting change for beneficial conversion option	5,329	—	—	(5,329)	—	—	—	(5,329)	—
Loan to officer	—	—	—	—	—	(2,785)	—	(2,785)	(2,785)
Interest on loan to officer	—	—	—	—	—	(827)	—	(827)	(827)
Issuance of warrant	—	—	—	37	—	—	—	37	37
GE warrant exercised	—	999	1	(1)	—	—	—	—	—
Stock options exercised	—	12	—	148	—	—	—	148	148
Stock purchases by employees	—	28	—	167	—	—	—	167	167
Stock issued pursuant to employee benefit plan	—	67	—	560	—	—	—	560	560

Balance at June 30, 2001	19,554	23,288	23	217,030	(5,058)	(13,140)	(100,565)	98,290	117,844
Net loss	—	—	—	—	—	—	(100,997)	(100,997)	(100,997)
Foreign currency translation adjustment	—	—	—	—	1,545	—	—	1,545	1,545

Comprehensive loss								(99,452)	(99,452)
Preferred shares accretion	2,736	—	—	(2,736)	—	—	—	(2,736)	—
Loan to officer	—	—	—	—	—	(1,004)	—	(1,004)	(1,004)
Reserve for loan impairment	—	—	—	—	—	7,100	—	7,100	7,100
Stock purchases by employees	—	79	—	112	—	—	—	112	112
Stock issued pursuant to employee benefit plan	—	221	1	398	—	—	—	399	399
Reversal of foreign currency translation adjustments due to sale of subsidiary	—	—	—	—	573	—	—	573	573

Balance at June 30, 2002	22,290	23,588	24	214,804	(2,940)	(7,044)	(201,562)	3,282	25,572
Net loss	—	—	—	—	—	—	(28,906)	(28,906)	(28,906)
Foreign currency translation adjustment	—	—	—	—	2,300	—	—	2,300	2,300

Comprehensive loss								(26,606)	(26,606)
Preferred shares accretion	2,185	—	—	(2,185)	—	—	—	(2,185)	—
Warrants issuable to General Electric Company	—	—	—	—	—	—	—	—	—
Reserve for loan impairment	—	—	—	—	—	2,700	—	2,700	2,700
Stock purchases by employees	—	61	—	18	—	—	—	18	18
Stock issued pursuant to employee benefit plan	—	158	—	87	—	—	—	87	87

Balance at June 30, 2003	$24,475	23,807	$24	$212,724	$(640)	$(4,344)	$(230,468)	$(22,704)	$1,771

See notes to consolidated financial statements

ADVANCED LIGHTING TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended June 30,

	2003	2002	2001

Operating activities
Net income (loss)	$(28,906)	$(100,997)	$271
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,737	6,972	8,490
Amortization	343	336	2,862
Provision for doubtful accounts	(456)	1,275	867
Loss from investments	1,596	2,347	234
Gain on sale of property	(62)	(80)	(1,115)
Special charges and asset impairment	13,157	5,889	—
Provision for loan impairment	2,700	7,100	—
Loss (gain) on sale of fixture subsidiaries	1,003	(227)	—
Reorganization expenses, less cash payments of $3,512	3,923	—	—
Cumulative effect of accounting change	—	71,171	—
Changes in operating assets and liabilities, excluding effects of acquisitions and dispositions:
Trade receivables	(1,732)	(2,781)	(1,597)
Inventories	2,755	7,082	(698)
Prepaid and other assets	(1,142)	1,286	(495)
Accounts payable and accrued expenses	7,710	236	(4,816)
Net liabilities (payments) related to special charges	(287)	1,627	(96)
Other	2,350	1,677	(1,531)

Net cash provided by operating activities	9,689	2,913	2,376
Investing activities
Capital expenditures	(5,325)	(14,825)	(24,209)
Proceeds from sale of real estate	1,326	1,435	2,117
Proceeds from sale of preferred stock investment	300	1,000	—
Proceeds from sale of subsidiaries	—	24,166	—
Purchases of businesses	—	—	(366)
Investments in affiliates	—	(88)	149

Net cash provided by (used in) investing activities	(3,699)	11,688	(22,309)
Financing activities
Proceeds from revolving credit facility	65,272	150,420	215,339
Proceeds from debtor-in-possession facility	67,139	—	—
Payments of revolving credit facility	(82,831)	(148,894)	(221,141)
Payments of debtor-in-possession facility	(42,013)	—	—
Proceeds from long-term debt and capital leases	79	151	11,388
Payments of long-term debt and capital leases	(12,448)	(16,562)	(6,908)
Issuance of common stock and warrants	105	510	912
Loan to officer	—	(1,004)	(2,785)
Net proceeds from public offering	—	—	22,890

Net cash provided by (used in) financing activities	(4,697)	(15,379)	19,695

Increase (decrease) in cash and cash equivalents	1,293	(778)	(238)
Cash and cash equivalents, beginning of year	2,874	3,652	3,890

Cash and cash equivalents, end of year	$4,167	$2,874	$3,652

See notes to consolidated financial statements

ADVANCED LIGHTING TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	Year Ended June 30,

	2003	2002	2001

Supplemental cash flow information
Interest paid	$2,772	$11,765	$13,483
Income taxes paid (refunds received), net	33	(25)	302
Capitalized interest	370	900	619
Noncash transactions Stock/Note issued for purchase of businesses	—	—	245
Detail of acquisitions:
Assets acquired	$—	$—	$899
Liabilities assumed	—	—	(288)
Stock/Note issued for purchase of businesses	—	—	(245)

Cash paid	—	—	366
Less cash acquired	—	—	—

Net cash paid for acquisitions	$—	$—	$366

See notes to consolidated financial statements

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
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

Background of Filing—In the fourth quarter of fiscal 2002, the Company incurred a loss from operations and at June 30, 2002 was in default on its fourth quarter fixed charge coverage ratio under its then existing Bank Credit Facility. On September 16, 2002 ADLT and its bank group entered into a Forbearance Agreement. At the end of the second quarter of fiscal 2003 the Company was in default under the Forbearance Agreement. In addition, the Company did not make the September 16, 2002 semi-annual interest payment on its 8% Senior Notes which resulted in an Event of Default under the Senior Notes Indenture. As a result of the defaults, the trustee for the noteholders declared all principal and interest due and payable immediately on the 8% Senior Notes. The Filing by ADLT was made since it did not have the available funds to pay the noteholders and because of the uncertainty of the willingness of the bank group to grant continued forbearance under acceptable terms. These defaults are discussed in more detail in Note G to the Consolidated Financial Statements. Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the repayment of its Debtor-in-Possession Facility and 8% Senior Notes.

Consequence of Filing—As a consequence of the Filing, all pre-petition liabilities of the Debtors are stayed and no party may take any action to realize its pre-petition claims except pursuant to order of the Bankruptcy Court. It is the Debtors’ intention to address all of their pre-petition claims as well as the interests of their preferred and common shareholders and, in that regard, filed a plan of reorganization with the Bankruptcy Court on April 28, 2003, and amended plans on August 15, 2003, September 16, 2003, and October 3, 2003. On October 3, 2003, the Bankruptcy Court approved the adequacy of the disclosure statement describing the plan, as amended. It is currently impossible to predict with any degree of certainty whether the plan, as amended, will be accepted by the Company’s creditors and common shareholders. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

B.     Voluntary Bankruptcy Filing (continued)

in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interests to participate. A committee representing unsecured creditors, including the noteholders, and a committee representing equity security holders have been appointed by the United States Trustee. In accordance with the provisions of the Bankruptcy Code, these committees have the general right to be heard on all matters that come before the Bankruptcy Court under or in connection with the Filing. The Debtors are also required to bear certain of these committees’ costs and expenses, including those of their legal counsel and financial advisors. Due to material uncertainties, it is not possible to predict the length of time the Debtors will operate under Chapter 11 protection, the outcome of the reorganization in general, the effect on the Debtors’ business or the recovery by creditors of the Debtors and equity holders of ADLT.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of certain Debtors’ assets and liquidation of certain Debtors’ liabilities are subject to significant uncertainty and raises substantial doubt about the Company’s ability to continue as a going concern. Further, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a specific plan of reorganization.

On June 30, 2003, the Debtors obtained a new Debtor-in-Possession credit facility from two financial institutions (the “Replacement DIP Facility”). Proceeds from the Replacement DIP Facility were used to repay the Debtors’ original Debtor-in-Possesion credit facility (the “Original DIP Facility”) and all remaining amounts due on the existing secured Bank Credit Facility. The Replacement DIP Facility consists of a revolving loan and two term loans. The revolving loan facility allows the Debtors to incur up to $18,500 in revolving loans, subject to the availability of adequate collateral. The revolving loan bears interest at the prime rate plus 1% or at the London Interbank Borrowing Rate (“LIBOR”) plus 3%. One of the term loans is in the amount of $5,000, bears interest at the prime rate of interest plus 2% or at LIBOR plus 5%, and requires principal payments of $83 per month beginning October 1, 2003. The other term loan is in the amount of $13,500 and bears interest at the prime rate of interest plus 6% per annum, with payment of 2% per annum deferred until maturity. The Replacement DIP Facility has a maturity of October 31, 2003. The Bankruptcy Court issued a final order approving the Replacement DIP Facility on June 25, 2003. On September 16, 2003, the debtors and these financial institutions entered into an amendment of the Replacement DIP Facility to extend the maturity through February 2004. The amendment is subject to Bankruptcy Court approval, which has not yet been received (See Note G).

As part of the bankruptcy process, the Company is pursuing restructuring with its noteholders, other creditors and equity holders. While the Company has continued to manage its business as a debtor-in-possession, it has received approval from the Bankruptcy Court to, among other things, pay or otherwise honor certain of its pre-petition obligations, including claims of critical trade creditors, customer warranty and rebate programs, and employee wages and benefits in the ordinary course of business.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

B.     Voluntary Bankruptcy Filing (continued)

Plan of Reorganization—The Company has had ongoing negotiations with the Official Committee of Unsecured Creditors (the “Creditors Committee”). In the absence of an agreement with the Creditors Committee, on April 28, 2003 the Company filed a Disclosure Statement with respect to a Joint Chapter 11 Plan of Reorganization (the “Original Plan”) with the Bankruptcy Court based substantially on one of its last restructuring proposals to the Creditors Committee. Under the proposed terms of the Original Plan, unclassified claims, including administrative claims, priority tax claims and the DIP Facility claim, would have been paid in cash on the effective date of the Original Plan. In addition, the existing pre-petition Revolving Credit Facilities claim, other secured claims and classified priority claims would have been paid in cash (except to the extent that the Company sought to reinstate secured claims), either on the effective date of the Original Plan or in installment payments, as provided in the Original Plan. Further, the Original Plan proposed exchanging for existing unsecured debt and preferred and common stock, a new debt issue and new preferred and common stock issues. Unsecured creditors of ADLT would have been provided with an option on form of payment; unsecured creditors of the other Debtors would have been paid in installment payments. Holders of the Company’s Common Stock would have received common stock that would have been diluted to 2% if the Company failed to redeem the new preferred stock within three years.

Based on negotiations with the official Creditors Committee and General Electric Company (“GE”), which at that time owned all of the Company’s Series A Preferred Stock outstanding, subsequent to the filing of the Original Plan, the Debtors determined that a consensual restructuring was more probable than the Original Plan. On May 28, 2003, the Company’s Board of Directors approved a revised Plan of Reorganization (the “Noteholder Plan”) and an agreement in principle on the Noteholder Plan was reached with the Creditors Committee and GE. The Noteholder Plan provided substantially the same treatment for creditors of the Company as under the Original Plan except as otherwise noted herein. In particular, the Noteholder Plan provided that the $100,000 8% Senior Notes and unpaid interest due on such Notes would be exchanged for new notes having a principal amount of $40,000. In addition, the holders of the Notes would have received common stock representing in aggregate approximately 79.2% of the common stock. The preferred shareholder would have received approximately 11.6% of the common stock and incentives for certain incremental business and cost savings initiatives. The Company would have established a new management incentive plan which would have had shares available equal to approximately 9.2% of the common stock. The holders of the Company’s Common Stock, including holders of existing warrants and options who acquire shares pursuant to the terms of such instruments, would have received in aggregate $2,850, less the professional fees (up to $350) incurred by the committee representing the common shareholders. The Noteholder Plan also provided for incentives to GE for incremental purchases from the Company (other than APL Engineered Materials, Inc.) and management fees to certain noteholders, and, if management services were requested by the Company, compensation to GE. The Noteholder Plan was not filed.

On August 15, 2003, GE sold its equity interests in the Company to Saratoga Lighting Holdings, LLC (“Saratoga Lighting”) for cash consideration of $12,000. Immediately following Saratoga Lighting’s purchase of the GE equity interests, and in accordance with the agreement between Saratoga Lighting

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

B.     Voluntary Bankruptcy Filing (continued)

and GE, Messrs. Breen and Mohn, who had been nominated by GE to the Company’s Board of Directors, resigned as directors of the Company. Following such acquisition, Saratoga Lighting informed the Company’s directors that it would not support the Noteholder Plan. As a result, the Company’s Board of Directors determined that there was a substantial risk that the Noteholder Plan was not confirmable. The Company’s Board of Directors approved a revised Plan of Reorganization (the “Saratoga Joint Plan”) on August 15, 2003. The Saratoga Joint Plan provides substantially the same treatment for creditors of the Company as under the Original Plan except as otherwise noted herein. In particular, the Saratoga Joint Plan provides that the $100,000 8% Senior Notes and unpaid interest due on such Notes will be exchanged for new notes having a principal amount of approximately $108,000. The unsecured creditors will be offered the option to be paid 85% of the amounts of their claims shortly after the effective date of the Saratoga Joint Plan or 100% of the amounts of their claims, plus interest, over one year. The preferred shareholder will receive, in exchange for the existing Series A Stock and an $18,000 cash investment, new redeemable preferred stock and approximately 90.8% of the common stock. The Company will establish a new management incentive plan which would have shares available equal to approximately 9.2% of the common stock. Under the Saratoga Joint Plan as originally filed, the holders of the Company’s Common Stock, including holders of existing warrants and options who acquire shares pursuant to the terms of such instruments, would have received the same consideration as under the Noteholder Plan. Under the amended Saratoga Joint Plan, filed October 3, 2003, the Company would provide the common shareholders with the benefit of certain equity investments held by the Company in Fiberstars, Inc. and Hexagram, Inc., as well as a possible future payment, based on 3% of amounts received by Saratoga Lighting after providing investors with a return of capital plus an agreed rate of return, as more fully described in the amended Saratoga Joint Plan. The Saratoga Joint Plan also provides for incentives to GE for incremental purchases from the Company (other than APL Engineered Materials, Inc.) and management fees to an affiliate of Saratoga Lighting. The description of the Saratoga Joint Plan is subject to revision and completion by the Debtors. The Saratoga Joint Plan, and related disclosure statement, are subject to amendment by the Debtors and to review and approval by the Bankruptcy Court. The Debtors can give no assurance that the Saratoga Joint Plan will be approved by the Bankruptcy Court, that the Saratoga Joint Plan will receive the required approvals of the creditors and, if necessary, equity securityholders of the Debtors, or that the Debtors will be able to implement the Saratoga Joint Plan.

Upon the confirmation of a plan of reorganization the Company’s investment banker will receive, in addition to monthly fees and reimbursement of expenses, fees based on formulas contained in the Company’s agreement with the investment banker, which will aggregate between $1,000 and $3,000. All such fees are subject to Bankruptcy Court approval. The Company recorded $1,000 of fees as reorganization expenses in fiscal 2003.

The Company incurred refinancing and non-recurring expenses of $2,387 for consultants, investment bankers and attorneys related to the Company’s efforts to refinance its Bank Credit Facility and address its capital structure prior to the Chapter 11 filing. The Company incurred reorganization expenses, including the fee noted above, of $7,435 for consultants, investment bankers, attorneys and other costs related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

B.     Voluntary Bankruptcy Filing (continued)

Accounting Impact—Beginning with the third quarter of fiscal 2003, ADLT was required to follow Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Pursuant to SOP 90-7, ADLT’s pre-petition liabilities that are subject to compromise are reported separately on the balance sheet at an estimate of the amount that is expected to be allowed by the Bankruptcy Court. Obligations of ADLT subsidiaries not covered by the Filing are classified on the consolidated balance sheet based upon maturity dates or the expected dates of payment. Liabilities subject to compromise at June 30, 2003 were as follows:

8% Senior Notes, less issuance costs	$97,483
Accounts payable	6,166
Accrued liabilities	10,455
Employee related liabilities	140
Promissory note payable	1,970

$116,214

Under SOP 90-7 the Company is separately reporting certain expenses, and any realized gains and losses, and provisions for losses related to the Filing as reorganization expenses, which consist primarily of legal and investment and financial advisory fees. Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time the Company will operate under the protection of Chapter 11. Further, uncertainties exist regarding the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, the effect of the proceedings on the business of ADLT and its subsidiaries or on the interests of the various creditors and security holders.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

B. Voluntary Bankruptcy Filing (continued)

Condensed Consolidated Financial Statements of Debtors-in-Possession (Unaudited) — The following condensed consolidated financial statements of the Debtors at June 30, 2003 and for the period February 6, 2003 (the date subsequent to the Filing) to June 30, 2003 have been prepared on the same basis as the financial statements for ADLT, exclude the Company’s non-U.S. operating subsidiaries and DSI, and are presented in accordance with SOP 90-7:

Condensed Consolidated Balance Sheet of Debtors-in-Possession (Unaudited)

June 30, 2003

Current assets:
Cash and cash equivalents	$567
Trade receivables, net	14,100
Receivables from subsidiaries not in bankruptcy	17,975
Inventories	9,867
Other	588

Total current assets	43,097
Property, plant and equipment, net	43,526
Receivables from related parties	6,350
Investments in affiliates	8,668
Investments in and loans to subsidiaries not in bankruptcy	77,956
Long-term receivables from subsidiaries not in bankruptcy	35,764
Other assets	3,724

Total assets	$219,085

Liabilities:
Liabilities not subject to compromise
Debt	$25,692
Payables to subsidiaries not in bankruptcy	12,243
Other	12,481

Total liabilities not subject to compromise	50,416
Liabilities subject to compromise:
Debt	99,453
Other	16,761

Liabilities subject to compromise	116,214

Total liabilities	166,630
Preferred stock	24,475
Shareholders’ equity	27,980

Total liabilities and equity	$219,085

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

B. Voluntary Bankruptcy Filing (continued)

Condensed Consolidated Statement of Operations of Debtors-in-Possession (Unaudited)

For the Period of February 6, 2003 (date subsequent to Bankruptcy Filing) to June 30, 2003

Net sales	$36,844
Costs and expenses:
Cost of sales	23,371
Marketing and selling	4,733
Research and development	1,594
General and administrative	2,552
Special charges and asset impairment	411
Amortization of intangible assets	40

Income (loss) from operations	4,143
Other income (expense):
Interest expense	(4,121)
Interest income	1,416
Income (loss) from investments	(944)
Reorganization expenses	(5,061)
Loss on sale of fixture subsidiaries	(1,003)

Income (loss) before income taxes	(5,570)
Income tax expense (benefit)	43

Net income (loss)	$(5,613)

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

B. Voluntary Bankruptcy Filing (continued)

Condensed Consolidated Statement of Cash Flows of Debtors-in-Possession (Unaudited)

For the Period of February 6, 2003 (date subsequent to Bankruptcy Filing) to June 30, 2003

Operating activities
Net loss	$(5,613)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,671
Loss from investments	944
Special charges and asset impairment	411
Loss on sale of fixture subsidiaries	1,003
Reorganization expenses, less cash payments of $1,821	3,240
Changes in current assets and liabilities and other	584

Net cash provided by operating activities	2,240
Investing activities
Capital expenditures	(819)

Net cash used in investing activities	(819)
Financing activities
Proceeds from revolving credit facility	175
Proceeds from debtor-in-possession facility	67,139
Payments of revolving credit facility	(18,466)
Payments of debtor-in-possession facility	(42,013)
Proceeds from long-term debt and capital leases	79
Payments of long-term debt and capital leases	(8,325)

Net cash used in financing activities	(1,411)

Increase in cash and cash equivalents	10
Cash and cash equivalents, beginning of period	557

Cash and cash equivalents, end of period	$567

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

C.     Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, after elimination of all significant inter-company accounts and transactions and related revenues and expenses. Investments in 50% or less owned companies and joint ventures over which the Company has the ability to exercise significant influence are accounted for under the equity method. All other investments are accounted for under the cost method.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risks consist primarily of temporary cash and cash equivalents, short-term investments and trade receivables. The Company and its subsidiaries maintain cash balances at several financial institutions located in foreign countries which totaled $2,800 at June 30, 2003. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Any investment of cash by the Company is primarily in high quality institutional money-market portfolios and high quality securities with the amount of credit exposure limited to any one financial institution.

The Company provides credit in the normal course of business, primarily to major manufacturers and distributors in the lighting industry and, generally, collateral or other security is not required. The Company conducts ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations. Accounts written off, net of recoveries totaled $439 in fiscal 2003, $370 in fiscal 2002 and $748 in fiscal 2001. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company’s worldwide customer base.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

C.     Significant Accounting Policies (continued)

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The cost of self-constructed assets includes related materials, labor, overhead and interest. At June 30, 2003 and 2002, self-constructed assets in progress, classified as machinery and equipment, were $3,090 and $22,675 respectively. Repair and maintenance costs are expensed as incurred.

Depreciation is computed for financial reporting purposes by the straight-line method based on the estimated useful lives of the assets, both those owned and under capital lease, as follows: buildings, 15 to 40 years; machinery and equipment, 5 to 25 years; furniture and fixtures, 5 to 15 years; and, leasehold improvements, the lease periods.

Deferred Financing Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt. Financing costs of $1,488 related to the DIP Facility have been capitalized and are included in the caption “Other assets” at June 30, 2003. At June 30, 2003, issuance costs related to the 8% Senior Notes, net of amortization through June 30, 2003, are $2,517, and are included in the caption “Liabilities subject to compromise” in accordance with SOP 90-7.

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

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

C.     Significant Accounting Policies (continued)

with indefinite lives for impairment using undiscounted cash flows under the guidance of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted FAS 142 as of July 1, 2001. The Company evaluated goodwill of $66,172 and intangible assets with indefinite lives of $11,874, which represents tradenames. The Company used third party appraisals and expected future discounted cash flows to determine the fair value of the reporting units and whether any impairment of goodwill or indefinite lived intangible assets existed as of the above date. As a result of this evaluation, the Company recorded a cumulative effect of accounting change for the estimated impairment of goodwill and other indefinite lived intangible assets of $71,171, or $(3.04) per share, as of the beginning of fiscal 2002. The impact of adopting FAS 142 was to reduce amortization and, consequently, the loss before cumulative effect of accounting change for fiscal 2002 by $1,315, or $.06 per share. Amortization of intangible assets in fiscal 2001 would have been $330, a reduction of $2,532, or $.11 per share if the accounting change related to acquired intangible amortization required by FAS 142 had been applied to that year. Accumulated amortization was $2,782 and $2,740 at June 30, 2003 and 2002, respectively.

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

Revenue Recognition

The Company follows the provisions of Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which codifies the requirements for recognizing revenue. Revenues from the sale of metal halide materials, system components (lamps, power supplies, system controls, fiber optic cable) and systems are recognized when products are shipped and revenues on production equipment and other contracts are recognized under the percentage of completion method.

Advertising Expense

External costs incurred in providing media advertising and promoting products are expensed the first time the advertising or promotion takes place.

Research and Development

Research and development costs, primarily the development of new products and modifications of existing products, are charged to expense as incurred.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

C.     Significant Accounting Policies (continued)

Stock Compensation Arrangements

In accordance with Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting and Disclosure of Stock-Based Compensation,” the Company accounts for stock compensation arrangements using the intrinsic value based method in APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and discloses the effect on net income (loss) and earnings (loss) per share of the fair value based method in FAS No. 123. The assumptions used in the calculation of the fair value of stock option grants and additional information regarding the Company’s stock option plans are included in Note H.

If the Company had elected to report compensation expense for the ADLT Incentive Award Plans and the DSI Equity Incentive Plan based on the fair value at the grant dates for all awards consistent with the methodology prescribed by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, net income and earnings per share would be as follows:

	Year Ended June 30,

	2003	2002	2001

Net income (loss) as reported	$(28,906)	$(100,997)	$271
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,513)	(839)	(1,634)

Net loss – pro forma	$(30,419)	$(101,836)	$(1,417)

Loss per share as reported – basic and diluted	$(1.40)	$(4.43)	$(0.34)
Loss per share – pro forma – basic and diluted	(1.46)	(4.46)	(0.41)

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

During the first eight months of fiscal 2003 and all of fiscal 2002, the Company used foreign currency forward contracts that mature in 30 days to reduce its exposure to adverse fluctuations in foreign currency exchange rates. These foreign exchange hedging activities did not create exchange rate risk since gains and losses on these contracts offset losses and gains on the underlying positions. The Company has elected not to treat these instruments as hedges for accounting purposes and, accordingly, both realized and unrealized gains and losses on these derivative instruments have been recorded in general and administrative expense. Derivative financial instruments are not entered into for trading or speculative purposes. The Company had no such derivatives as of June 30, 2003.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
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

The Company adopted EITF Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” in the quarter ended March 31, 2002. EITF Issue 01-9 requires that expense associated with a free product or service delivered at the time of sale of another product or service should be classified as cost of sales. The Company’s fixture subsidiaries that were sold in the second quarter of fiscal 2002 had incurred and included such costs in marketing and selling expense.

Accordingly, the Company has reclassified such amounts to cost of sales within these financial statements. The amounts reclassified for fiscal 2002 and 2001 were $1,836 and $4,157, respectively. Also, in accordance with the EITF Issue 01-9, customer rebates have been reclassified from marketing and selling expense to sales. The customer rebate amounts reclassified totaled $865 for fiscal 2002 and $101 for fiscal 2001.

The Company adopted EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” in the year ended June 30, 2001. EITF Issue 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling is classified as revenue. Accordingly, the Company has included such amounts as revenue within these financial statements. EITF Issue 00-10 also requires the disclosure of the amount and classification of shipping and handling costs. The Company records shipping and handling costs as “Marketing and Selling” costs, and these amounts totaled $3,458 in fiscal 2003, $5,342 in fiscal 2002 and $8,799 in fiscal 2001.

Other Reclassifications

In accordance with the provisions of FAS 48, Revenue Recognition When Right of Return Exists, the Company reduced sales and cost of sales for fiscal 2002 by $1,328 related to sales of raw materials to a subcontractor. The subcontractor used the materials in the manufacture of power supply products that were sold back to the Company.

The Company has reclassified certain amounts to cost of goods sold from research and development expense for fiscal years 2002 and 2001. The reclassification includes certain labor charges and applicable overhead and fringe benefit costs of an engineering group at DSI. The activity of this group could not be clearly identified and distinguished from engineering production support activity for

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

C.     Significant Accounting Policies (continued)

revenue producing contracts. The amounts reclassified totaled $1,959 in fiscal 2002 and $1,900 in fiscal 2001. The amount previously reported as research and development expense in the first nine months of fiscal 2003 which is classified as cost of goods sold in the fiscal 2003 Statement of Operations is $1,560.

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

The Company’s warranty policy generally provides for one- to two-year coverage for lighting systems and components sold worldwide. The Company’s policy is to accrue the estimated cost of warranty coverage and returns at the time the sale is recorded. The policy with respect to sales returns generally provides that a customer may not return inventory, except at the Company’s option. Expenses related to warranties are generally not material to the Company’s operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. The provisions of FIN No. 46 are effective immediately for interests acquired in Variable Interest Entities (VIE) after January 31, 2003. The Company must account for interests in VIEs existing on January 31, 2003, under the provisions of FIN No. 46 as of July 1, 2003, the beginning of the Company’s fiscal 2004 first quarter. The FIN addresses the consolidation of business enterprises of variable interest entities and certain required disclosures related to such relationships. The Company is evaluating the impact of this FIN as to whether its investments would meet the FIN’s requirements for consolidation or disclosure.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. FAS No. 150 will be effective for the Company in the quarterly period ended September 30, 2003, and the Company is evaluating the impact of this Statement.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

D.     Acquisitions

On October 2, 2000, the Company acquired all of the assets and liabilities of Ruud Lighting New Zealand Ltd., (“RLNZ”), located in Auckland, New Zealand. RLNZ was the exclusive distributor of the Company’s fixture products in New Zealand. The total purchase price of $611 consisted of $366 in cash and a note payable of $245. The purchase price resulted in an excess of cost over net assets acquired of $286. The business combination was accounted for by the purchase method and, accordingly, results of operations for the acquired business has been included in the consolidated statement of operations from the date of acquisition. Assets acquired and liabilities assumed have been recorded at fair value based on the best estimates available.

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

The consideration received by the Company consisted of a cash payment of $28,000 (adjusted dollar for dollar to reflect the amount of any changes in working capital and funded indebtedness between September 2, 2001 and December 3, 2001) and promissory notes totaling $6,000. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of $2,458 in the cash received at closing. The preliminary estimates were subject to a review process under the agreement. The sale of the subsidiaries resulted in a gain of $227 in the quarter ended December 31, 2001.

The notes are payable December 1, 2006, although the Company had the right, subject to Senior Noteholder consent, to require payment of $3,000 in principal amount by surrender of 1,500,000 shares of Company common stock at any time prior to December 1, 2002. As part of this transaction, funded indebtedness of $9,005 continued to be the obligation of Ruud Lighting and the Company retained title to the Rhode Island manufacturing facility of Kramer Lighting. Upon sale of the facility in September 2002, the Company paid Ruud Lighting one-third of the net proceeds or $427 in accordance with the terms of the agreement.

On May 29, 2003, Ruud Lighting, Inc. and its shareholders filed claims with the Bankruptcy Court in connection with the final settlement of purchase price, alleged breaches of the agreement and post closing administrative services of approximately $5,880. In addition, Ruud Lighting, Inc. filed claims with the Bankruptcy Court against the Company and its wholly-owned subsidiary, Venture Lighting, Inc.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

E.     Sale of Subsidiaries and Investments (continued)

relating to a product warranty claim in an amount exceeding $50,000. The Company, Ruud Lighting, Inc. and the Ruud Lighting shareholders have entered into a settlement agreement dated September 8, 2003, subject to Bankruptcy Court approval, settling the Ruud claims, as well as claims by the Debtors against Ruud Lighting, Inc. and its shareholders. Pursuant to the terms of the settlement, the original notes will be cancelled and the Company will receive new notes from the Ruud Lighting, Inc. shareholders in the aggregate amount of $3,000. These notes will be due December 1, 2006, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Debtors will be credited toward prepayment of the principal and interest on the notes. Ruud Lighting, Inc. will pay the Company one half of the amount of any sublease payments received with respect to the Elkhorn, Wisconsin facility. In addition, the agreement provides for mutual releases by the parties.

Prior to the settlement, the total of the notes receivable from Ruud Lighting, Inc. and its shareholders, plus accrued interest through June 30, 2003, was $6,789. As a result of this settlement, the Company recorded a reserve against receivables from related parties of $1,003. The charge related to this settlement is included in the Consolidated Statements of Operations under the caption “Gain (loss) from sale of fixture subsidiaries.” Subject to Bankruptcy Court approval, the settlement will result in a reduction of receivables from related parties and liabilities of $2,786, as of June 30, 2003.

On March 13, 2002, the Company sold its preferred stock investment in Venture Lighting Japan for $1,300, consisting of $1,000 in cash and $300 paid in August 2002. The sale resulted in a loss of $2,007 during fiscal 2002. The loss is included in the caption “Income (loss) from investments” in the Consolidated Statement of Operations.

F.     Fiber Optics Joint Venture and Transactions with Unison and Fiberstars, Inc.

In February 2000, the Company acquired Rohm and Haas Company’s 50% interest in Unison Fiber Optics Lighting Systems LLC (“Unison”), a joint venture between the Company and Rohm and Haas Company that focused on the manufacture and sale of fiber optic lighting systems to the worldwide lighting market. Simultaneously, Unison transferred a substantial portion of its personal property (including intellectual property) to Fiberstars, Inc. (“Fiberstars”), a publicly-traded marketer and distributor of fiber optic lighting products. The transaction included cross licensing of technology and a commitment by the Company to continue support of fiber optic lighting research and development. The Company paid $3,000, of which $2,300 was represented by a note payable to obtain the remaining interest in Unison. As consideration for the transferred assets to Fiberstars, the Company received four warrants to purchase a total of 1,000,000 shares of Fiberstars common stock for nominal consideration. These warrants are exercisable based on stock price and sales of products using Unison technology but may be converted into at least 445,000 shares of Fiberstars common stock at any time. The Company also owns 1,023,011 common shares of Fiberstars, or 18% of Fiberstars’ shares outstanding, and accounts for its investment on the equity method. The closing price of Fiberstars common stock on June 30, 2003 was $3.95 per share.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

G. Financing Arrangements

Short-term debt consisted of the following:

	June 30

	2003	2002

Debtor-in Possession Facility — revolver	$6,626	—
Debtor-in Possession Facility — term loans	18,500	—
Trade Facility	—	$224
Current portion of long-term debt	2,241	3,889

	$27,367	$4,113

On June 30, 2003, the Debtors obtained a replacement Debtor-in-Possession credit facility (“Replacement DIP Facility”) from two lending institutions and repaid the secured debt owed to the existing bank group. The Replacement DIP Facility is comprised of an $18,500 revolving credit loan, a $5,000 Term A loan and a $13,500 Term B loan. Interest rates on the revolving credit loan are based on Libor plus 3% or Prime plus 1% with a minimum rate of 5.25% (5.25% at June 30, 2003). Interest rates on the Term A loan are based on Libor plus 5% or Prime plus 2% (6% at June 30, 2003). Interest rates on the Term B loan are based on Prime plus 6% with a minimum rate of 10.25% (10.25% at June 30, 2003). The Term A loan requires principal payments of $83 per month beginning October 1, 2003, while the Term B loan requires no principal payments. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. The Replacement DIP Facility carried a closing fee of $550. The Replacement DIP Facility extends to October 31, 2003 and does not require the Debtors to sell assets. This facility must be replaced at the time of emergence from bankruptcy proceedings or October 31, 2003, whichever occurs first. A default of the Replacement DIP facility occurred upon the change in control that resulted from GE’s sale of its equity interests in the Company to Saratoga Lighting on August 15, 2003. The Company obtained a waiver for this default. The Company has also secured an amendment to the Replacement DIP Facility dated September 16, 2003, that would extend the term to February 28, 2004, pending Bankruptcy Court approval, which would serve to extend the Replacement DIP Facility beyond the anticipated date of emergence from bankruptcy.

The Replacement DIP Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Sales, Collections, Disbursements, Minimum Adjusted EBITDA, Debt Ratio, and Capital Expenditures. At June 30, 2003, the Company was in compliance with the terms of the Replacement DIP Facility. The principal security for the Replacement DIP Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom and is cross-collateralized and secured with the revolving credit loan.

During fiscal 2002, the Company maintained a Bank Credit Facility provided by several financial institutions. The Bank Credit Facility consisted of a revolving credit loan of $25,000 and a term loan of $13,000. Interest rates on the revolving credit loans outstanding were based, at the Company’s option, on LIBOR plus 2.25% or the agent’s bank prime rate through December 12, 2001. From that date to

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

G.     Financing Arrangements (continued)

March 31, 2002, interest rates on the revolving credit loans outstanding were based, at the Company’s option, on LIBOR plus 2.75% or the agent’s bank prime rate. The Company was also obligated to pay a commitment fee of .375% on the unused portion of the revolving credit loan. Interest rates on the term loan were based, at the Company’s option, on LIBOR plus 2.75% or the agent’s bank prime rate through December 12, 2001. From that date to March 31, 2002, interest rates on the term loan were based, at the Company’s option, on LIBOR plus 3.25% or the agent’s bank prime rate. At March 31, 2002, the Company was not in compliance with the financial covenant and obtained a waiver for the quarter then ended. The Bank Credit Facility was amended to provide for a new measurement period for this covenant commencing April 1, 2002, and the Company’s ability to elect LIBOR-based interest rates on its loans was suspended as of May 13, 2002. The agent bank’s prime rate was 4.75% at June 30, 2002.

As of June 30, 2002, the Company was also unable to meet its financial covenant and was in default under its Bank Credit Facility. As a result, on September 16, 2002, the Company entered into a Forbearance Agreement, which was subsequently amended and extended, with its bank group allowing the Company access to its existing revolving credit facility and precluding the acceleration of the Bank Credit Facility maturity until at least March 31, 2003. Under the Forbearance Agreement, interest rates under the Bank Credit Facility were increased to 2% over prime. The Forbearance Agreement, as amended, contained various requirements and milestones that the Company was required to meet, including not making the semi-annual interest payment on its $100,000 8% Senior Notes, which was due on September 16, 2002 and resulted in an Event of Default under the Senior Notes Indenture. The Indenture Trustee was instructed by the holders of more than 25% of the Senior Notes to declare the entire principal amount of the Senior Notes to be due and payable immediately. Additionally, the Company did not meet the covenant under the Forbearance Agreement to pursue an orderly sales process to sell its assets and repay the bank group with the proceeds from the sale. The Company on February 5, 2003 filed a petition for reorganization under Chapter 11 (see Note B) and has classified the 8% Senior Notes as a liability subject to compromise in the June 30, 2003 balance sheet.

On February 6, 2003, the Bankruptcy Court approved a new debtor-in-possession financing facility (“Original DIP Facility”) with the existing bank group for working capital purposes for the debtors and DSI. The maximum commitment under the Original DIP Facility was $26,096 less the outstanding domestic Pre-Petition borrowings ($21,096) by the entities in Chapter 11 Bankruptcy and DSI. In addition, the bank group limited borrowing under certain non-Debtor loans to the Company’s subsidiaries in Canada and the United Kingdom to the then-outstanding aggregate amount of $5,587. Borrowings under the Original DIP Facility were at 3% above the prime rate through April 30, 2003 and 3.5% above the prime rate through June 30, 2003, the date at which the Original DIP Facility was repaid.

The Company, on behalf of a foreign subsidiary, maintains a multi-option borrowing facility with a foreign bank that includes a trade facility with borrowing capacity of $733 as of June 30, 2003. The trade facility currently requires deposits for the equivalent letter of credit value. The trade facility, along with other borrowings with a foreign bank, is collateralized with substantially all the assets of the subsidiary. This facility allows the foreign subsidiary to issue documentary letters of credit for imports and term-trade finance for importing its inventory. The interest rate of this facility varies, depending

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

G.     Financing Arrangements (continued)

upon the denomination of the currency advanced, and ranged from 4.37% to 7.36% in fiscal 2003. The weighted average interest rate on the trade facility was approximately 6.5% during fiscal 2003 and fiscal 2002.

Long-term debt consisted of the following:

	June 30,

	2003	2002

Senior unsecured 8% notes, due March 2008	$100,000	$100,000
Bank Credit Facility — revolving credit loan	—	17,560
Bank Credit Facility — term loan	—	10,658
Mortgage notes payable	5,712	5,944
Term loan	1,008	2,015
Promissory note	1,970	2,300
Other	845	986

	109,535	139,463
Less current portion of long-term debt	(2,241)	(3,889)
Reclassification to current liabilities:
Senior unsecured 8% notes, due March 2008	—	(100,000)
Bank Credit Facility, in default	—	(28,218)
Reclassification to liabilities subject to compromise:
Senior unsecured 8% notes, due March 2008	(100,000)
Promissory note	(1,970)	—

	$5,324	$7,356

In March 1998, the Company sold $100,000 of Senior Notes due March 2008, resulting in net proceeds of approximately $96,150. The Notes are redeemable at the Company’s option, in whole or in part, at certain preset redemption prices. During August 2000, the Company completed an exchange offer to existing noteholders, which resulted in reducing the interest rate on the Notes to 8.0% from 8.5%. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. The Company did not make the semi-annual interest payments due on September 16, 2002 and March 15, 2003, and September 15, 2003. The Company has continued to accrue interest on the Notes at 8% through June 30, 2003. Accrued and unpaid interest on the Notes was $10,333 as of June 30, 2003.

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

Mortgage notes payable consisted of four separate notes at various rates of interest, ranging from 4.75% to 9.39%, and at June 30, 2003 were collateralized by land and buildings with a net carrying value of $23,133.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

Financing Arrangements (continued)

In connection with the Company’s investment in Venture Lighting India Limited, the Company assumed a term loan with a balance at June 30, 2003 of $1,008 that bears interest at LIBOR plus 3% and matures January 10, 2004. The loan is secured by the subsidiary’s facility, machinery and equipment, and inventory.

As part of the purchase price for Rohm and Haas Company’s 50% interest in Unison Fiber Optic Systems LLC (“Unison”), the Company entered into a $2,300 promissory note to Rohm and Haas that bears interest at 6.65% compounded quarterly. The Company has paid principal of $330 through June 30, 2003. The note is currently payable; however, the Company is in negotiations to restructure the payment terms. The note is classified as a liability subject to compromise in the June 30, 2003 balance sheet.

Including the $100,000 8% Senior Notes as current due to the declaration of the Indenture Trustee noted above, aggregate maturities of debt (including capital lease obligations) for the five fiscal years subsequent to June 30, 2003, were as follows: 2004 — $129,336; 2005 — $550; 2006 — $4,481; 2007 — $73; and 2008 — $73.

The fair value of the Company’s Senior Notes at June 30, 2003 and 2002 approximated $55,000 and $40,000, respectively. The estimated fair value of the Company’s remaining debt at June 30, 2003 and 2002 approximated carrying value, as the effective rates for this debt were comparable to market rates. Debt issuance costs related to the Replacement DIP Facility are classified with other assets and are being amortized over the term of the Replacement DIP Facility. Debt issuance costs related to the 8% Senior Notes are classified as a reduction to liabilities subject to compromise and are being amortized through the original maturity date of the Notes.

The Company uses a standby letter of credit to satisfy certain security deposits with a service provider. This letter is irrevocable and expires within 12 months of issuance. The letter of credit outstanding as of June 30, 2003 was $65. Historically, the Company has not experienced any significant claims against standby letters of credit. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required, and therefore, is of the opinion that the fair value of these instruments is zero.

H.     Shareholders’ Equity

Issuance of Common Stock

On August 31, 2000, the Company completed a public offering of 1,700,000 shares of its common stock at a price of $15.00 per share under a $300,000 shelf registration filed with the Securities and Exchange Commission that became effective in July 2000. The net proceeds from the public offering of approximately $22,900 were initially used to repay indebtedness outstanding under the Bank Credit Facility. The Company has expended the entire amount on capital improvements, including optical

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

Shareholders’ Equity (continued)

coating production equipment, filter testing and measurement equipment, production facilities, and on research and development in its telecommunications business unit at DSI.

General Electric Company Investment and Sale of General Electric Company Investment to Saratoga Lighting Holdings, LLC

In October 1999, General Electric Company (“GE”) completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company’s newly created Series A Preferred Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) to purchase an additional 1,000,000 shares of Company Common Stock (subject to adjustment), which GE fully exercised to acquire 998,703 shares of Common Stock of the Company.

Saratoga Lighting Holdings, LLC (“Saratoga Lighting”) acquired all of the Common and Preferred shares owned by GE on August 15, 2003. As a result, Saratoga Lighting now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by Saratoga Lighting represent approximately 16.7% of the equity ownership of the Company at June 30, 2003. Saratoga Lighting has beneficial ownership of approximately 37.4% of the voting power of the Company.

The Series A Stock has a liquidation preference of $27 per share, plus an amount equal to 8% per annum compounded annually from the date of issuance to the date of payment. The Company is required to redeem any shares of Series A Stock, which have not been converted or retired on September 30, 2010. In addition, the Holder of the Series A Stock may, by notice, require the Company to redeem the outstanding Series A Stock, within one year following either September 30, 2004, or the occurrence of certain corporate events.

Pursuant to the acquisition agreement, GE has agreed to transfer to Saratoga Lighting its rights with respect to Company securities described below. Saratoga Lighting is responsible for obtaining all approvals by the Company required for such transfer. The Company has not given any such approval.

The terms of the GE investment required that the Company maintain an interest coverage ratio over certain measurement periods. The Company failed to maintain the required interest coverage ratio over three measurement periods. As a result of the failure to maintain the interest coverage ratio GE has (subject to its agreement with Saratoga Lighting): (i) the ability to vote the number of shares currently voted by the CEO of the Company and Alan J. Ruud, totaling approximately 5.6 million shares at June 30, 2003, (ii) the option to purchase shares from the CEO of the Company and Alan J. Ruud which, together with the shares owned by GE, would represent 25% of the voting power of the Company, (iii) the right to receive from the Company an additional warrant to purchase approximately 6.75 million shares at $.63055 per share (the average of the closing prices for the 20 trading days ended September 30, 2002), and (iv) the right to receive from the Company an additional warrant to purchase approximately 18,000 shares at $.298 per share (the average of the closing prices for the 20 trading days ended December 31, 2002). Neither GE nor Saratoga is required to purchase additional shares of the Company.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

H.     Shareholders’ Equity (continued)

The number of shares that GE owned or had the right to acquire and/or vote immediately following the third failure to maintain the coverage ratio exceeded 35% of the voting power of the Company. The number of shares that Saratoga Lighting now owns and has the right to acquire (subject to Company consent) exceeds 35% of the voting power of the Company. Consequently, the terms of the Indenture relating to the Company’s Senior Notes required that the Company offer to repurchase the $100,000 principal amount of outstanding Senior Notes due 2008 at a price of 101% of the principal amount thereof, plus accrued interest. The Company elected not to offer to repurchase the Senior Notes and therefore was in default under the Trust Indenture.

The fair value of the warrants issuable to GE (subject to its agreement with Saratoga Lighting) is estimated to be $2,098 based on the Black-Scholes option pricing model and using an expected volatility of 78%, risk-free interest rate of 4.00%, and an expected life of 10 years with no dividend yield. The estimated value of the warrant is reflected in the calculation of earnings per share (see Note L).

ADLT Stock Option Plans

The Company’s 1995 Incentive Award Plan and 1998 Incentive Award Plan provide for the granting of “A” and “B” incentive stock options to purchase common stock of the Company. The “A” options become exercisable based on stock price or over one-to-five years from the date of grant depending on the Company’s operating performance. The “B” options become exercisable at the rate of 25% after one year, 35% after two years, and 40% after three years. The Company’s 1997 Billion-Dollar Market Capitalization Incentive Award Plan provides for the granting of incentive stock options to purchase common stock of the Company. The options become exercisable when the Company’s market capitalization, excluding the impact of stock issued in completing acquisitions, reaches one billion dollars or after six years, whichever comes first. All options have been granted at market value on the date of grant and expire ten years from the date of grant. At June 30, 2003, the Company had 3,800,471 shares reserved for future issuance upon exercise of stock options granted under the option plans.

Information related to stock options for the years ended June 30 are as follows:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	3,255,047	$8.17	3,538,769	$13.01	3,445,137	$14.58
Granted	—	—	1,215,000	.92	562,997	5.59
Exercised	—	—	—	—	(12,704)	9.72
Forfeited	(187,062)	13.19	(1,498,722)	13.86	(456,661)	15.30

Outstanding, end of year	3,067,985	7.87	3,255,047	8.17	3,538,769	13.01

Weighted -average fair value of options granted during the year	$—		$.55		$3.47

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

H.     Shareholders’ Equity (continued)

The following table summarizes additional information concerning outstanding and exercisable options at June 30, 2003:

			Options Outstanding			Options Exercisable

				Weighted-
				Average	Weighted-		Weighted-
Range of				Remaining	Average		Average
Exercise				Contractual	Exercise		Exercise
Prices			Options	Life	Price	Options	Price

$.80	to	$3.99	1,215,000	8.9 years	$.92	482,917	$1.05
4.00	to	7.99	840,445	6.8 years	6.47	280,721	6.42
8.00	to	15.99	359,562	5.9 years	12.84	339,562	12.93
16.00	to	22.99	495,355	4.2 years	18.55	199,455	18.60
23.00	to	26.00	157,623	4.5 years	23.96	157,623	23.96

			3,067,985			1,460,278

DSI Stock Option Plan

Deposition Sciences, Inc. (“DSI”), a non-public subsidiary of ADLT, adopted the 2001 Equity Incentive Plan. DSI currently has 100,000,000 shares authorized and 50,000,000 shares outstanding, all of which are owned by ADLT. The 2001 Equity Incentive Plan initially provides for the granting of stock options to purchase up to 10,000,000 shares of common stock of DSI. The number of shares available will be increased by 18% of DSI shares issued, up to a maximum of 16,200,000 shares. The vesting terms of the options vary; including vesting based on a change in control or public offering of DSI or on a vesting schedule no more than five years from the date of grant. The options have been granted at fair value on the date of grant of $.46 or $.47 per share and expire ten years from the date of grant. A total of 623,500 and 7,885,000 options were granted under the Plan in fiscal 2002 and 2001, respectively. No options were granted in fiscal 2003. No options were cancelled in fiscal 2001 and 687,500 and 1,875,500 were cancelled in fiscal 2003 and 2002, respectively. No DSI options have been exercised. Options for 4,273,294 shares are exercisable at June 30, 2003.

Accounting for Stock-Based Compensation

The fair values of the ADLT stock options issued by the Company and included in the calculation of the pro forma net income and pro forma earnings per share (see Note C) were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2002 and 2001, respectively: expected volatility of 78% and 71%; risk-free interest rates of 3.86% and 5.17%; and expected lives of 4 years and 4 years with no dividend yield. No ADLT stock options were granted in fiscal 2003.

The fair values of the stock options issued by DSI and included in the calculation of the pro forma net income and pro forma earnings per share were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2002 and 2001, respectively: expected volatility of 80% and 80%; risk-free interest rate of 4.48% and 4.60%; and expected life of 4 years and 4 years with no dividend yield. No DSI stock options were granted in fiscal 2003.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

H.     Shareholders’ Equity (continued)

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

The purchase price of each share is 85% of the month-end closing market price of the Company’s Common Stock. Employees purchased 61,418 shares in fiscal 2003, 78,595 shares in fiscal 2002 and 28,167 shares in fiscal 2001. At June 30, 2003, there were 102,043 shares available for future purchases.

Shares Issued Pursuant to Defined Contribution Plan

Beginning in February 1999, pursuant to the terms of the Company’s 401(k) Retirement and Savings Plan, the Company partially matched, with its Common Stock, the contributions made by employees to their plan accounts. The Company authorized and made available for contribution a total of 538,700 shares of Common Stock, and contributed 157,860 shares in fiscal 2003, 220,941 shares in fiscal 2002 and 67,474 shares in fiscal 2001. At June 30, 2003, no shares were available for future contributions. The Company discontinued the Common Stock match in October 2002.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

I.     Employee Benefits

The Company has defined contribution elective savings and retirement plans that cover substantially all full-time employees in its domestic and foreign subsidiaries. The Company matches the contributions of participating employees on the basis of the percentages specified in the respective plans, ranging from 1% to 4% of eligible employee earnings. Contributions charged to income for the defined contribution plans, including expense associated with the Common Stock issuances related to the 401(k) Retirement and Savings Plan described in Note H, were $688 in fiscal 2003, $1,107 in fiscal 2002 and $1,526 in fiscal 2001.

J.     Income Taxes

Income (loss) from operations before income taxes, minority interest, and cumulative effect of accounting change were attributable to the following sources:

	Year Ended June 30,

	2003	2002	2001

United States	$(32,971)	$(27,161)	$(1,720)
Foreign	5,344	(2,194)	2,607

Totals	$(27,627)	$(29,355)	$887

The provision for income taxes is computed using the liability method and is based on applicable federal and state statutory rates adjusted for permanent differences between financial and taxable income.

Income taxes have been provided as follows:

	Year Ended June 30,

	2003	2002	2001

Current
Federal	$(125)	$(162)	$(162)
State and local	—	(32)	(131)
Foreign	449	163	269

	324	(31)	(24)
Deferred
Federal	—	—	—
State and local	—	—	—
Foreign	622	283	540

	622	283	540

	$946	$252	$516

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

J.     Income Taxes (continued)

Significant components of the Company’s net deferred tax assets and liabilities at June 30, 2003 and 2002 are as follows:

	Year Ended June 30,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$38,787	$32,953
Capital loss carryforward	15,646	13,663
Research and development tax credits	3,818	3,818
Tax under financial reporting special charges and equity write-down	7,076	3,277
Impairment of officer loan	3,822	2,769
Impairment of fixed assets	5,735	956
Other	3,119	6,355

	78,003	63,791
Deferred tax liabilities:
Tax over financial reporting depreciation and amortization	7,154	6,142

	7,154	6,142

Net deferred tax assets before valuation allowance	70,849	57,649
Valuation allowance	(70,719)	(57,649)

Net deferred tax assets	$130	$—

Due to the uncertainty of the ultimate realization of the deferred tax asset, valuation allowances of $70,719 and $57,649 were recorded by the Company for the years ended June 30, 2003 and 2002, respectively. The net increase in the valuation allowance for fiscal 2003 and fiscal 2002 was $13,070 and $25,080, respectively.

The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

	Year Ended June 30,

	2003	2002	2001

Statutory tax rate	(35.0)%	(35.0)%	35.0%
State and local income taxes, net of federal benefit	—	(0.1)	(9.6)
Capital loss	(7.0)	(44.8)	—
Research and development tax credit	—	—	(70.1)
Foreign tax rate differential	(1.4)	4.6	(11.7)
Nondeductible permanent items	0.8	0.2	44.7
Valuation allowance change	46.8	76.6	92.0
Adjustment to estimated accruals	—	—	(18.2)
Other	(0.8)	(0.7)	(3.9)

Effective tax rate	3.4%	0.8%	58.2%

Income taxes paid (net of refunds) were $33 in fiscal 2003, $(25) in fiscal 2002 and $302 in fiscal 2001.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

J.     Income Taxes (continued)

At June 30, 2003, the Company had net operating loss carryforwards of $114,000 available to reduce future United States federal taxable income, which expire 2008 through 2023. On August 15, 2003, Saratoga Lighting purchased the preferred and common shares owned by GE (See Note H). This transaction caused an ownership change greater than 50% which will limit the annual net operating loss the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code. This limitation will be effective with the fiscal year ending June 30, 2004. The Company also has a capital loss carryforward of $40,118 available to reduce future capital gains. The usage of this carryforward will also be limited as a result of the ownership change. This carryforward expires in 2007.

The Company also had research and development credit carryforwards of approximately $3,818 available at June 30, 2003, which expire 2008 through 2020. Additionally, in conjunction with the Alternative Minimum Tax (“AMT”) rules, the Company had available AMT credit carryforwards for tax purposes of approximately $97, which may be used indefinitely to reduce regular federal income taxes. The usage of these credits will also be limited as a result of the ownership change.

Also, at June 30, 2003, the Company had foreign net operating loss carryforwards for tax purposes totaling $1,152 that expire 2006 to 2007 and $7,724 that have no expiration dates.

K.     Special Charges and Asset Impairment

In fiscal 2001 and 2002 the Company’s subsidiary Deposition Sciences, Inc. (DSI) made significant investments in building telecommunication product manufacturing equipment and related facilities to apply its thin-film coating technology to telecom products. With the continuing decline in the global telecommunication business and uncertainty regarding the recovery of the telecom market, the Company recognized a $10,433 charge in fiscal 2003 related to the abandonment of certain long-lived assets and write down of certain assets held for sale to fair value. The Company also recorded a charge of $1,150 in fiscal 2003 for an impairment related to a non-refundable option to purchase for $11,500 the building currently leased by DSI. Based on present circumstances, an exercise or sale of the option is not likely before the expiration of the option in March 2004. Additionally, as a result of the delisting of the Company’s common shares from the Nasdaq National Market, the Company recorded an asset impairment charge of $1,163 for the write-off of deferred costs associated with its shelf offerings in fiscal 2003. The Company also recognized a $411 charge in fiscal 2003 related to the abandonment of lamp manufacturing equipment. Finally, the Company recognized a charge of $703 related to impairment of its investment in a foreign joint venture involved in the manufacturing of metal halide lamps. This $703 charge is included in the caption “Income (Loss) from Investments” in the Consolidated Statements of Operations.

During the year ended June 30, 2002, the Company recorded special charges related to changes in its operations, which are intended to improve efficiencies and reduce costs world-wide. The special charges principally relate to consolidating the Company’s power supply manufacturing operations into its high-

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

K.     Special Charges and Asset Impairment (continued)

efficiency facility in Chennai (Madras), India; reducing staffing levels at most locations and evaluating certain equipment and investments for impairment in light of its long-term strategies.

The special charges were determined in accordance with formal plans developed by the Company’s management, approved by the CEO and subsequently reviewed with the Company’s Board of Directors using the best information available to it at the time. Actions associated with closing facilities began in the first quarter of fiscal 2002 and were substantially completed by the end of fiscal 2002. A total of approximately 250 employees were terminated enterprise-wide from almost all units of the Company. Assets related to the above actions that were no longer in use or held for sale were written-down to their estimated fair values. During the year, the Company revised certain estimates related to its plans. As of June 30, 2002, all actions required by the plans were completed and the remaining liabilities relate primarily to a long-term lease obligation that terminates in August 2006.

The Company, Ruud Lighting, Inc. and the Ruud Lighting shareholders have entered into a settlement agreement dated September 8, 2003, subject to Bankruptcy Court approval, settling the Ruud claims, as well as claims by the Debtors against Ruud Lighting, Inc. and its shareholders (See Note E). As a result of the settlement, the Company will no longer be liable for the long-term lease obligation.

Details of the actions and related special charges recorded during the fiscal year ended June 30, 2002 and related payments made during fiscal 2002 and 2003 are summarized as follows:

		Year Ended June 30, 2002
					Balance		Balance
	Cash/	Charged to	Reclassi-	Charges	June 30,	Charges	June 30,
Description	Noncash	Operations	fications	Utilized	2002	Utilized	2003

Consolidate power supply operations
Severance	Cash	$1,243	$168	$1,411	—	—	—
Lease cancellations	Cash	1,835	—	225	$1,610	$287	$1,323
Write-down of assets	Noncash	2,579	—	2,579	—	—	—
Shut-down costs of facilities	Cash	265	(8)	240	17	—	17
Reduce staffing requirements	Cash	2,017	(160)	1,857	—	—	—
Impairment of long-lived assets	Noncash	2,977	—	2,977	—	—	—
Other	Noncash	333	—	333	—	—	—

		$11,249	$—	$9,622	$1,627	$287	$1,340

Total special charges for the first quarter of the fiscal year ended June 30, 2002 of $9,697 are classified in the consolidated statement of operations as cost of sales $(688) and special charges $(9,009). During the fourth quarter of fiscal 2002, the Company evaluated for impairment certain telecommunication equipment that is being held for sale. As a result, a charge of $1,552 was recorded for the difference between the carrying amount and the fair value of the equipment.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

L.     Earnings Per Share

Earnings (loss) per share is computed as follows:

	Year Ended June 30,

	2003	2002	2001

Income available to common shareholders:
Income (loss) before minority interest and cumulative effect of accounting change	$(28,573)	$(29,607)	$371
Less: Minority interest in income of consolidated subsidiary	(333)	(219)	(100)
Preferred shares accretion	(2,185)	(2,736)	(2,555)
Warrants issuable to General Electric Company	(2,098)	—	—

Income (loss) before cumulative effect of accounting change attributable to common shareholders	$(33,189)	$(32,562)	$(2,284)

Net income (loss)	$(28,906)	$(100,997)	$271
Less: Preferred shares accretion	(2,185)	(2,736)	(2,555)
Warrants issuable to General Electric Company	(2,098)	—	—
Additional preferred shares accretion from cumulative effect of accounting change for beneficial conversion option	—	—	(5,329)

Net income (loss) attributable to common shareholders	$(33,189)	$(103,733)	$(7,613)

Weighted average shares — basic and diluted:
Outstanding at beginning of period	23,588	23,288	20,482
Issued pursuant to public offering	—	—	1,388
Issued for exercise of warrant	—	—	530
Issued for exercise of stock options	—	—	11
Issued pursuant to employee stock purchase plan	42	37	10
Issued pursuant to 401(k) plan	121	98	25

Weighted average shares — basic and diluted	23,751	23,423	22,446

Earnings (loss) per share — basic and diluted:
Income (loss) before preferred share accretion and cumulative effect of accounting change	$(1.22)	$(1.27)	$.02
Preferred shares accretion	(.09)	(.12)	(.12)
Warrants issuable to General Electric Company	(.09)	—	—

Income (loss) before cumulative effect of accounting change	(1.40)	(1.39)	(.10)
Cumulative effect of accounting change	—	(3.04)	(.24)

Earnings (loss) per share attributable to common shareholders — basic and diluted	$(1.40)	$(4.43)	$(.34)

At June 30, 2003, options and warrants to purchase 9,853,125 shares of common stock were outstanding or subject to issuance, but were not included in the calculations of diluted earnings per share because their inclusion would have been antidilutive. Options to purchase 3,255,047 shares of common stock were outstanding at June 30, 2002, but were not included in the calculations of diluted earnings per share because their inclusion would have been antidilutive. Options to purchase 3,538,769 shares of common stock were outstanding at June 30, 2001, but were not included in the calculations of diluted earnings per share because their inclusion would have been antidilutive. As a result of the bankruptcy and the Saratoga Lighting transaction, the Company discontinued preferred share accretion as of March 31, 2003.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
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

On July 26, 2002, the Company and CEO executed an amendment to the loan documents, implementing the agreement in principle, reached in January 2002, to extend the maturity of the loan to July 31, 2007. Under the terms of the amendment, the CEO will sell certain assets in an orderly manner to maximize the net proceeds, which will be used to pay a portion of the loan. The CEO will continue his 10b5-1 plan to sell shares he now owns pursuant to Rule 144 when the stock price exceeds $15 per share. In addition, the CEO is required to apply after-tax cash bonuses earned from the Company and the after-tax proceeds of sales of collateral and distributions relating to collateral toward repayment of the loan.

Interest on the loan now accrues at the same rate that the Company pays on its credit facility. Interest due of $829 in fiscal 2003 and $674 in fiscal 2002 has not been paid or recognized as interest income. The loan may be accelerated if the CEO ceases to be employed by the Company as a result of his voluntary resignation or termination for cause.

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

In accordance with the provisions of FAS Statement No. 5, Accounting for Contingencies, and FAS Statement No. 114, Accounting by Creditors for Impairment of a Loan, the Company determined the above loan was impaired and recorded a valuation reserve against the loan. The Company recorded impairment losses of $2,700 in fiscal 2003 and $7,100 in fiscal 2002 reflecting the amount by which the carrying value of the loan exceeded the underlying estimated fair value of the assets available to repay the loan. The Company will recognize recoveries on amounts previously reserved after considering both the fair value of the underlying assets and evidence of cash repayments on the loan.

Following the Company’s voluntary Chapter 11 filing, the Company, the CEO and the Official Unsecured Creditors Committee, and later, the Company, the CEO and Saratoga Lighting, have been negotiating to reach an agreement pursuant to which the CEO would agree to pay the Company, over time, an amount equal to the total value of his assets on the effective date of the reorganization, reduced by the amount of security interests with priority over the Company’s security interests. During the pendency of the

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

M.     Related Party Transactions (continued)

negotiations, the CEO has not made required payments pursuant to the Loan Agreement, in an amount believed to be in excess of $1,000, which is net of an assumed estimated income tax liability owing by the CEO on account thereof.

As discussed in the Disclosure Statement approved October 3, 2003, as part of the reorganization, the Company, Saratoga Lighting and the CEO, have agreed in principle, subject to formal approval of the special committee (of independent directors) of the Company’s Board of Directors, formal documentation and Bankruptcy Court approval of the treatment of the CEO loan pursuant to a separate motion to be filed with the bankruptcy court, that the CEO loan documents would be modified to reduce the amount of the outstanding indebtedness owed by the CEO to an amount (the “Designated Amount”) equal to the difference between (1) the fair market value of the CEO’s personal assets and (2) the amounts owing to other secured creditors of the CEO that hold mortgages, liens and/or security interests upon or in property of the CEO, on a priority senior to the liens and security interests securing the CEO’s loan from the Company, to the extent of the fair market value of such property. Additionally, it is anticipated by the Company that on or before the effective date of the plan, the proceeds from the CEO’s settlement of litigation of approximately $1,300 (net of any income tax liability owing by the CEO on account thereof) will be paid to the Company for application to the CEO loan (the amount of these proceeds are included within the Designated Amount). Other than reducing the amount of the CEO loan as described above, the loan would otherwise remain in full force and effect.

The Company had sales to GE (materials, lamps and lamp components) totaling $6,822 in fiscal 2003, $5,903 in fiscal 2002 and $7,575 in fiscal 2001. The Company purchased lamps and raw materials from GE totaling $3,076 in fiscal 2003, $3,353 in fiscal 2002 and $9,396 in fiscal 2001. Included in the balance sheet caption of trade receivables are receivables from GE in the amount of $2,648 at June 30, 2003 and $2,060 at June 30, 2002. Included in the balance sheet caption of trade payables are payables to GE of $2,660 at June 30, 2003 and $1,962 at June 30, 2002.

The Company had sales to Ruud Lighting (primarily lamps and power supplies) totaling $6,537 during fiscal 2003 and $3,729 during fiscal 2002 subsequent to the sale of Ruud Lighting in December 2001. The Company purchased fixtures from Ruud Lighting totaling $1,219 during fiscal 2003 and $1,500 fiscal 2002 subsequent to the sale of Ruud Lighting. Included in the balance sheet caption of trade receivables are receivables from Ruud Lighting in the amount of $1,347 and $1,350 at June 30, 2003 and 2002, respectively. Included in the balance sheet caption of trade payables are payables to Ruud Lighting of $1,748 and $927 at June 30, 2003 and 2002, respectively.

The Company incurred fees for consulting services to two directors of the Company and to a consulting firm owned by another director of the Company. The fees totaled $606 in fiscal 2003, $400 in fiscal 2002, and $201 in fiscal 2001.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

M.     Related Party Transactions (continued)

The Company sold lamps and lamp components to an overseas company aggregating $1,373 in fiscal 2001. The Company purchased lamps from this overseas company aggregating $1,377 in fiscal 2001. An executive officer and director of the overseas company was a Director of the Company from January 1996 until January 2001.

During fiscal 1996, one of the Company’s subsidiaries sold the assets of its non-lamp product line to an affiliate of the Company owned principally by certain officers of the Company for an amount equal to the carrying amount of such assets as of June 30, 1995. As of June 30, 2003 and 2002, the Company had an 8.5% note from the affiliate for $220 related to the sale of the assets of the non-lamp product line which is recorded as a long-term receivable from related parties in the consolidated balance sheet. Total principal and accrued interest recorded at June 30, 2003 was $322.

N.     Commitments

The Company leases buildings and certain equipment under non-cancelable operating lease agreements. Total rent expense was $2,454 in fiscal 2003, $2,764 in fiscal 2002, and $2,212 in fiscal 2001. Future minimum lease commitments for the five fiscal years subsequent to June 30, 2003, were as follows: 2004 — $1,886; 2005 — $1,494; 2006 — $1,452; 2007 — $1,303; 2008 — $1,315; thereafter — $3,912; Total — $11,363.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

O.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended June 30, 2003 and 2002:

	Fiscal 2003, Three Months Ended

	Jun 30 (a)	Mar 31 (b)	Dec 31 (c)	Sep 30

Net sales	$36,664	$36,703	$38,133	$33,587
Gross profit	12,631	13,811	13,428	12,050
Net income (loss)	$(11,737)	$(3,074)	$(12,614)	$(1,481)

Earnings (loss) per share before cumulative effect of accounting change — basic and diluted	$(.44)	$(.16)	$(.56)	$(.18)

Price Range of Common Stock:
High	$1.15	$.45	$.35	$.38
Low	.28	.10	.01	.08

	Fiscal 2002, Three Months Ended

	Jun 30 (d)	Mar 31 (e)	Dec 31 (f)	Sep 30 (g)

Net sales	$31,756	$32,783	$48,476	$51,809
Gross profit	10,426	10,451	16,884	17,267
Income (loss) before cumulative effect of accounting change	(7,144)	(5,660)	(1,365)	(15,657)
Net income (loss)	$(7,144)	$(5,660)	$(1,365)	$(86,828)

Earnings (loss) per share before cumulative effect of accounting change — basic and diluted	$(.33)	$(.27)	$(.09)	$(.70)

Price Range of Common Stock:
High	$1.72	$1.94	$2.40	$5.86
Low	.65	.56	1.10	1.30

(a)	Fourth Quarter 2003 — Net income was reduced by: (i) asset impairment of $(6,443) related primarily to certain telecommunications equipment, (ii) reorganization expenses of $(3,472), (iii) a loss from sale of fixture subsidiaries of $(1,003), and (iv) a loss from investment of $(703).

(b)	Third Quarter 2003 — Net income was reduced by refinancing and reorganization expenses of $4,047.

(c)	Second Quarter 2003 — Net income was reduced by: (i) asset impairment of $(5,551) related to the abandonment of certain long-lived assets and the write-down of certain equipment held for sale to fair value, (ii) asset impairment of $(1,163) for the write-off of deferred costs related to the Company’s shelf offerings, (iii) provision for loan impairment of $(2,700) and (iv) refinancing expenses of $(2,303

(d)	Fourth Quarter 2002 — Net income was reduced by: (i) asset impairment of $(1,552) related to certain telecommunications equipment, (ii) provision for loan impariment of $(1,600), and (iii) the write-off of deferred loan fees related to the Bank Credit Facility of $(532).

(e)	Third Quarter 2002 — Net income was reduced by: (i) provision for loan impairment of $(900) and (ii) loss on sale of preferred stock investment of $(2,007).

(f)	Second Quarter 2002 — Net income was increased by a gain from sale of fixture subsidiaries of $227.

(g)	First Quarter 2002 — Net income was reduced by: (i) special charges and asset impairment of $(9,697) related to consolidation of power supply production operations and restructuring of worldwide operations and (ii) provision for loan impairment of $(4,600). Net income was increased by a gain on settlement of lawsuit of $554.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
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

Net sales by country, based on the location of the business unit, for fiscal 2003, 2002, and 2001 follows:

	Year Ended June 30,

	2003	2002	2001

United States	$83,719	$110,718	$165,698
Canada	26,534	22,619	18,701
United Kingdom	21,679	18,713	20,831
Australia	10,685	11,304	11,864
Other	2,470	1,432	2,253

	$145,087	$164,786	$219,347

Long-lived assets by country, based on the location of the asset, as of June 30, 2003 and 2002 follows:

	June 30,

	2003	2002

United States	$73,223	$90,831
Canada	3,230	3,202
United Kingdom	1,217	1,265
Australia	4,269	3,811
India	16,288	15,681

	$98,227	$114,790

In fiscal 2003, 2002, and 2001, no single customer accounted for 10% or more of the Company’s net sales.

Q.	Contingency

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
June 30, 2003
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

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)

Q.	Contingency (continued)

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

Ruud Lighting, Inc. has incorporated certain of the Company’s power supply components into an innovative metal halide fixture. Although the rate of failure of the Company’s power supply components is consistent with historical and industry failure rates, Ruud Lighting, Inc. has advised the Company that it has received some complaints from customers due to a particular mode of failure. Certain customers have requested replacements to prevent any additional such failures. On May 29, 2003, Ruud Lighting, Inc., filed a “contingent warranty” claim with the Bankruptcy Court relating to replacements for all such fixtures and estimated the total cost of these replacements to be approximately $50,000. The Company, Ruud Lighting, Inc. and the Ruud Lighting shareholders have entered into a settlement agreement dated September 8, 2003, subject to Bankruptcy Court approval, settling the Ruud claims, as well as claims by the Debtors against Ruud Lighting, Inc. and its shareholders (See Note E).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Officers of the Registrant

The following table sets forth certain information regarding each of the Company’s current directors and executive officers:

			Director's
Name	Age	Position	Term Expires

Wayne R. Hellman	57	Chief Executive Officer and	2004
		Chairman of the Board of Directors
Sabu Krishnan	45	Chief Operating Officer and Director	2003
Francis H. Beam	67	Director	2003
Theodore A. Filson	64	Director	2004
Louis S. Fisi	68	Director	2003
John Gonzalez	71	Director	2002
A Gordon Tunstall	59	Director	2002
Lee Bartolomei	64	Vice President
Wayne Platt*	64	Executive Vice President
Steven C. Potts*	50	Chief Financial Officer and Treasurer
James Schoolenberg*	60	Vice President
Christopher F. Zerull*	44	Chief Accounting Officer and Controller
* Executive officer only

Wayne R. Hellman has served as the chief executive and a director of the Company since 1995 and as chief executive or other senior officer of each of the Company’s predecessor companies since 1983. From 1968 to 1983 he was employed by the lighting division (“GE Lighting”) of General Electric Company. While at General Electric, Mr. Hellman served as Manager of Strategy Analysis for the Lighting Business Group; Manager of Engineering for the Photo Lamp Department; Halarc Project Venture Manager; Manager of Quartz Halogen Engineering and Manager of Metal Halide Engineering. As the Halarc Project Venture Manager, he was given the responsibility of developing metal halide technology. Mr. Hellman is also currently a director of Fiberstars, Inc., a manufacturer and marketer of fiber optic lighting systems. The Company owns approximately 18% of the issued and outstanding shares of Fiberstars, Inc. In 1998, Mr. Hellman married Diane Mazzola, who is Mr. Fisi’s step-daughter.

Sabu Krishnan was appointed a director of the Company in April 2003. He was elected as ADLT’s Chief Operating Officer in February 2003 and became President of Venture Lighting International, Inc. (“VLI”) in April 2003. Mr. Krishnan joined VLI in 1995 and has served in management positions of increasing responsibility at VLI. Mr. Krishnan’s primary recent responsibility has been the successful launch of the Company’s Indian manufacturing operations in both lamps and power supplies. Mr. Krishnan is also currently a director of Fiberstars, Inc., a manufacturer and marketer of fiber optic lighting systems. The Company owns approximately 18% of the issued and outstanding shares of Fiberstars, Inc.

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

John Gonzalez retired as Vice Chairman of Lincoln Electric Company in 1994, a position which he had held since 1991. Prior to his appointment as Vice Chairman, Mr. Gonzalez had held various management positions with Lincoln Electric since joining that company in 1953. Following his retirement, Mr. Gonzalez has been an executive consultant to public and private companies. Mr. Gonzalez joined the Board in January 2001, to fill the unexpired term of Mr. Harada.

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

Wayne Platt became Executive Vice President of the Company in April 2003, having served as Vice President of the Company since January 2002. He joined Venture Lighting International as President in 1998. From 1996 to 1997, he served as Vice President of Manufacturing and Engineering of Sylvania Lighting International in Geneva, Switzerland. Prior to that, he served for eight years as Plant Manager of the High Intensity Discharge division of Osram Sylvania in New Hampshire.

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

Christopher F. Zerull joined the Company as Assistant Controller in March 1997 and has served as Controller since July 1999. He was appointed Chief Accounting Officer in April 2003. For the eleven years prior to joining the Company, he was employed in financial capacities with Agency Rent-A-Car, Inc. and National Auto Credit, Inc. From 1981 to 1985 he was employed as a certified public accountant with a predecessor of Deloitte & Touche LLP, an international accounting firm.

On February 5, 2003, the Company and all of its U.S.-based subsidiaries (excluding DSI) each voluntarily filed for protection under the provisions of Chapter 11 of the Federal Bankruptcy Code. See “Voluntary Bankruptcy Filing” under “Recent Developments” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership with the Securities and Exchange Commission and the Nasdaq National Market. Specific due dates for these reports have been established, and the Company is required to report any failure to file by those dates during fiscal 2003. All of these fiscal 2003 filing requirements were satisfied by the Company’s Executive Officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities.

Item 11. Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

The following tables set forth certain information with respect to all compensation paid or earned for services rendered to the Company in all capacities for the fiscal years ended June 30, 2003, 2002, and 2001 by the Company’s top five highest paid Executive Officers. The Company has not granted any stock appreciation rights, nor does it have any defined benefit employee pension plan. The Company did not grant any stock options during fiscal 2003.

SUMMARY COMPENSATION TABLE

		Annual Compensation ($)

					Other Annual
Name and Principal Position	Year	Salary		Bonus	Compensation

Wayne R. Hellman	2003	$299,231	(1)	—	—	(2)
Chairman and Chief Executive Officer	2002	250,000	(1)	—	—	(2)
	2001	237,061	(1)	—	—	(2)
Sabu Krishnan (3)	2003	177,692		$15,000	—	(2)
Chief Operating Officer and Director
Steven C. Potts (4)	2003	190,731		—	—	(2)
Chief Financial Officer and Treasurer	2002	190,192		—	—	(2)
	2001	114,423		—	$135,877	(5)
Wayne Platt (6)	2003	190,731		—	—	(2)
Executive Vice President	2002	182,358		—	—	(2)
James Schoolenberg (6)	2003	190,087		142,500	—	(2)
Vice President	2002	179,318		—	—	(2)

		Long-Term Compensation

		Awards			Payouts

		Restricted	Securities
		Stock	Underlying		LTIP	All Other
Name and Principal Position	Year	Awards ($)	Options (#)		Payouts ($)	Compensation ($)

Wayne R. Hellman	2003	—	—		—	—
Chairman and Chief Executive Officer	2002	—	800,000	(7)	—	$358	(8)
	2001	—	750,000	(9)	—	4,918	(8)
Sabu Krishnan	2003	—	—		—	1,769	(8)
Chief Operating Officer and Director
Steven C. Potts (4)	2003	—	—		—	—
Chief Financial Officer and Treasurer	2002	—	—		—	—
	2001	—	50,000	(7)	—	—
			15,000	(9)
Wayne Platt (6)	2003	—	—		—	—
Executive Vice President	2002	—	90,000	(7)	—	—
James Schoolenberg (6)	2003	—	—		—	5,500	(8)
Vice President	2002	—	50,000	(7)	—	5,380	(8)

(1)	Mr. Hellman is a party to an Employment Agreement with the Company. The Employment Agreement had an initial term expiring December 31, 1998. In fiscal 1999, Mr. Hellman’s Employment Agreement was extended through December 31, 2003. Through this Employment Agreement, Mr. Hellman is entitled to receive annual base compensation of $195,000. In addition, Mr. Hellman is entitled to receive a bonus in amounts determined by the Compensation Committee. This Employment Agreement provides for annual increases in annual base compensation in amounts determined by the Compensation Committee during the term of this Employment Agreement. During fiscal 2003, Mr. Hellman’s annual base compensation was set at $300,000. The Compensation Committee has not yet determined whether there will be an increase in compensation for Mr. Hellman in fiscal 2004. Also includes compensation deferred pursuant to the Company’s 401(k) deferred compensation plan. Under the Employment Agreement, Mr. Hellman participates in Company sponsored life, health, and disability insurance coverage.

(2)	Perquisites provided to these executive officers consisted primarily of life, dental and medical insurance costs, the total of which did not exceed 10% of the person’s salary and bonus.

(3)	Mr. Krishnan was elected to the office of Chief Operating Officer on February 13, 2003. He was appointed a director of the Company on April 22, 2003.

(4)	Mr. Potts was elected to the office of Chief Financial Officer effective on October 20, 2000.

(5)	Perquisites included relocation expenses of $131,251, and life, dental and medical insurance costs.

(6)	Each was appointed as an executive officer of the Company on January 22, 2002. Mr. Platt was appointed Executive Vice President of the Company on April 8, 2003.

(7)	Options to purchase shares of common stock of the Company.

(8)	Company contributions to the 401(k) plan.

(9)	Options to purchase shares of common stock of Deposition Sciences, Inc. (“DSI”), a subsidiary of the Company.

AGGREGATED COMPANY OPTION EXERCISES IN LAST FISCAL YEAR
AND 2003 FISCAL YEAR END COMPANY OPTION VALUES

			Number of Securities
			Underlying Unexercised			Value of Unexercised
	Shares		Options at Fiscal			In-the-Money Options
	Acquired on	Value	Year-End (#)			at Fiscal Year-End ($)
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable			Exercisable/Unexercisable

Wayne R. Hellman	—	—	286,667	/	713,333	*
Sabu Krishnan	—	—	10,030	/	13,370	*
Steven C. Potts	—	—	30,000	/	20,000	*
Wayne Platt	—	—	42,800	/	115,200	*
James Schoolenberg	—	—	12,500	/	105,500	*

•	None of the unexercised options held were in-the-money at fiscal year-end.

DEPOSITION SCIENCES, INC. OPTION EXERCISES
IN LAST FISCAL YEAR AND 2003 FISCAL YEAR END
DEPOSITION SCIENCES INC. OPTION VALUES

Number of Securities
			Underlying Unexercised	Value of Unexercised
	Shares		Options at Fiscal	In-the-Money Options
	Acquired on	Value	Year-End (#)	at Fiscal Year-End ($)
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Wayne R. Hellman	—	—	—/750,000	*
Sabu Krishnan	—	—	—/6,000	*
Steven C. Potts	—	—	—/15,000	*
Wayne Platt	—	—	—/25,000	*
James Schoolenberg	—	—	—/25,000	*

•     All of DSI’s issued and outstanding stock is held by the Company. There is no meaningful basis on which to establish a market value per share for purposes of determining whether or the extent to which the unexercised options held were in-the-money at fiscal year-end.

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

In December 1995, the Company granted options to purchase 9,600 shares of Common Stock at $10.00 per share under the Incentive Award Plan to each of its then nonemployee directors (including current directors Beam and Filson), all of which are currently exercisable. In June 1996, the Company granted options to purchase 15,000 shares of Common Stock at $17.00 per share under the Incentive Award Plan to Mr. Tunstall upon appointment to the Board of Directors, all of which options are currently exercisable. In June 1996, nonemployee directors Beam and Filson were each granted options to purchase an additional 5,400 shares at an exercise price of $17.00 per share, all of which options are currently exercisable. In September 1997, Mr. Filson was granted an option to purchase 30,000 shares of Common Stock at $23.75 per share, which option is currently exercisable. In February 2000, Mr. Tunstall was granted options to purchase 15,000 shares of Common Stock at $6.50 per share, 15,000 of each of which are currently exercisable; and Messrs. Fisi and Beam were each granted options to purchase 5,000 shares at $6.50 per share, 5,000 of which are currently exercisable. In January 2001, Messrs. Beam and Fisi were each granted options to purchase 15,000 shares of Common Stock at $6.094 per share, 9,000 of each of which are currently exercisable. In April 2002, Mr. Filson was granted options to purchase 15,000 shares of Common Stock at $1.15 per share. Concurrently, Messrs. Beam and Tunstall were each granted options to purchase 15,000 shares of Common Stock at $1.15 per share in connection with their respective appointments as the chairmen of the Audit and Compensation Committees, 3,750 of each of which are currently exercisable. Also, Mr. Beam was granted an option to purchase 35,000 shares of Common Stock in connection with his appointment as a member of the Executive Committee, of which is currently exercisable. No additional director options become exercisable within the 60 days of August 31, 2003. Each grant was made at the market price of the Company’s Common Stock on the date of grant. Each option vests 25% in the first year, 35% in the second year, and 40% in the third year from the date of grant.

     In fiscal 2003, Mr. Fisi earned consulting fees from the Company for services under his December 31, 1999 consulting agreement with the Company and for additional consulting services beyond the scope of that engagement in an aggregate amount of $193,338. Mr. Fisi has agreed to provide consulting services to the Company in fiscal 2004 for a fee of $93,000, subject to increase for consulting services beyond those to be rendered under his consulting agreement.

EMPLOYMENT AGREEMENTS

Mr. Hellman is a party to an Employment Agreement with the Company. The Employment Agreement had an initial term expiring December 31, 1998 but was extended through December 31, 2003 in fiscal 1999. Through this Employment Agreement, Mr. Hellman is entitled to receive annual base compensation of $195,000. In addition, Mr. Hellman will be entitled to receive a bonus in amounts determined by the Compensation Committee. This Employment Agreement provides for annual increases in the annual base compensation as determined by the Compensation Committee during the term of this Employment Agreement. During fiscal 2003, Mr. Hellman’s annual base compensation was set at $300,000. Mr. Hellman’s base compensation for fiscal year 2004 is currently $300,000. Under this Employment Agreement, Mr. Hellman participates in Company sponsored life, health and disability insurance coverage. Pursuant to this Employment Agreement, Mr. Hellman has agreed not to compete with the Company for a period of two years after termination of employment.

Mr. Potts is a party to an agreement with the Company, pursuant to which the Company continues to employ Mr. Potts at his current salary of $190,000 per year. In addition, after the completion of his tenure with the Company, Mr. Potts will be entitled to salary continuation for a period of up to six months, or, if earlier, until Mr. Potts accepts other employment. Mr. Potts is also entitled to reimbursement of certain expenses and payment for accrued, unused vacation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors requires a majority to be independent directors. During fiscal 2003, this Committee consisted of Messrs. Tunstall, Filson and Gonzalez.

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

	Number of Securities to	Weighted-Average	Number of Securities
	be Issued upon Exercise	Exercise Price of	Remaining Available for
	of Options, Warrants	Options, Warrants and	Future Issuance under
Plan Category	and Rights Outstanding	Rights Outstanding	Equity Compensation Plans*

Equity compensation plans approved by security holders	3,067,985	$7.87	1,084,058
Equity compensation plans not approved by security holders	**	**	**
Total	3,067,985	$7.87	1,084,058

•	The number of securities shown in this column includes 102,043 shares which were available at June 30, 2003 for issuance under the Company’s employee stock purchase plan after giving effect to the employee purchases thereunder through June 30, 2003. The plans (other than the employee stock purchase plan) under which the balance of the securities shown are issuable provide for their issuance in the form of either (as determined by the Compensation Committee of the Company’s Board of Directors with respect to each award or grant) awards of restricted stock or upon the exercise of stock options granted under such plans. The number of securities listed in this column as remaining available for future plan issuances is exclusive of the number of securities listed in the first column as issuable under outstanding options, warrants and rights.

•	The Company does not have any compensation plans under which its equity securities are authorized for issuance that have not been approved by its shareholders.

CERTAIN HOLDERS OF VOTING SECURITIES

The following table sets forth information regarding the ownership of the Company’s Common Stock as of August 31, 2003, by each of the continuing directors and executive officers of the Company, by each person or group known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Stock, and by all directors and executive officers of the Company as a group.

			Shares Beneficially Owned (2)

			Percent of	Percent of
Name and Address (1)	Number		Class	Voting Power

Wayne R. Hellman (3)	2,239,346	(5)	9.3%	8.2%
Steven C. Potts	30,000		*	*
Sabu Krishnan	11,033	(5)	*	*
Francis H. Beam	50,500		*	*
Theodore A. Filson	48,750		*	*
Louis S. Fisi (4)	133,740		*	*
John Gonzalez	—		*	*
A Gordon Tunstall	33,750		*	*
Lee Bartolomei	302,803	(5)	1.3%	1.1%
Wayne Platt	42,800		*	*
James Schoolenberg	29,290	(5)	*	*
Christopher F. Zerull	5,667	(5)	*	*
All Directors and Executive Officers as a Group (12 persons) (3)(4)	2,807,939	(5)	11.5%	10.3%
Saratoga Lighting Holdings, LLC (6)	10,041,865		37.4%	37.4%
General Electric Company (7)	12,336,654		40.3%	36.7%
Alan J. Ruud (8)	3,638,287		15.3%	13.5%

•	Less than one percent

(1)	The business address of each of Messrs. Hellman, Fisi, Potts, Krishnan, Beam, Filson, Gonzalez, Platt and Zerull is 32000 Aurora Road, Solon, Ohio 44139; and Mr. Tunstall — Tunstall Consulting, Inc., 13153 North Dale Mabry, Suite 200, Tampa, Florida, 33618. The business address of Saratoga Lighting Holdings, LLC (“Saratoga Lighting”), Saratoga Partners IV, L.P., Saratoga Coinvestment IV LLC, Saratoga Associates IV LLC, Saratoga Management Company LLC, John P. Birkelund, Charles P. Durkin, Jr. and Christian L. Oberbeck (collectively, the “Saratoga Group”) is 535 Madison Avenue, 4th Floor, New York, NY 10022. The business address of General Electric Company (“GE”) is 3135 Easton Turnpike, Fairfield, CT 06431. The business address of Mr. Ruud is Ruud Lighting, Inc., 9201 Washington Avenue, Racine, Wisconsin 53406. The business address for Mr. Bartolomei is Deposition Sciences, Inc., 3300 Coffey Lane, Santa Rosa, CA 95403. The business address for Mr. Schoolenberg is APL Engineered Materials Inc., 2401 N. Willow Road, Urbana, IL 61801.

(2)	Shares beneficially owned include the following shares which may be acquired within 60 days of August 31, 2003 by exercise of options granted pursuant to the incentive award plans: Mr. Hellman — 286,667; Mr. Fisi — 14,000; Mr. Potts — 30,000; Mr. Krishnan — 10,030; Mr. Beam — 41,500; Mr. Filson — 48,750; Mr. Tunstall — 33,750; Mr. Bartolomei — 7,500; Mr. Platt — 42,800; Mr. Schoolenberg — 12,500; and Mr. Zerull — 2,550. Shares beneficially owned by Saratoga Lighting include 3,045,761 shares of Common Stock which may be acquired by Saratoga Lighting at any time upon conversion of the Series A Stock, 1,927,291 shares as to which Mr. Hellman granted GE irrevocable proxies (the “Hellman Proxy Shares”) and 3,637,000 shares as to which Mr. Ruud granted GE irrevocable proxies (the “Ruud Proxy Shares”). Shares beneficially owned by GE consist of 6,770,140 shares issuable on exercise of two warrants (the “Warrant Shares”) which the Company is contractually obligated to issue to GE, the 1,927,291 Hellman Proxy Shares and the 3,637,000 Ruud Proxy Shares. Saratoga Lighting acquired its common and preferred shares from GE on August 15, 2003. Pursuant to the same agreement, GE has agreed to transfer its rights with respect to the Warrant Shares, however such transfer is subject to Company approval, which has not been given. Saratoga Lighting is responsible for obtaining such approval. Pursuant to the same agreement, GE agreed to transfer beneficial ownership of the Hellman Proxy Shares and the Ruud Proxy Shares to Saratoga Lighting. Prior to getting any required consent to the transfer of the rights under the Hellman Proxy Shares or the Ruud Proxy Shares, GE may not exercise its rights under these proxies except at the direction of Saratoga Lighting. GE disclaims beneficial ownership of the Warrant Shares, the Hellman Proxy Shares and the Ruud Proxy Shares. Percentage ownership is calculated on the basis of shares outstanding, plus shares which may be acquired within 60 days of August 31, 2003 upon exercise or conversion by the named holder of options, warrants and Series A Stock. Percentage voting power is calculated on the same basis as percentage ownership, except the calculation includes for all holders the voting power of the Series A Stock.

(3)	Includes 601,520 shares owned by Mr. Hellman individually; 125,000 shares owned by a limited liability company (“Hellman Ltd.”) of which Mr. Hellman is the manager and as to which Mr. Hellman has sole voting and investment power; and 1,200,771 shares beneficially owned by certain shareholders of the Company formerly held under a voting trust which expires in 2009 (the “Trust”) and as to which Mr. Hellman holds an irrevocable proxy. These shares are referred to herein as the “Trust Shares.” The Trust Shares include all shares individually owned by Mr. Fisi, Mr. Brian Hellman and Mr. Juris Sulcs and Ms. Christine Hellman, Ms. Lisa Barry and Ms. Mary Sarver. Pursuant to the terms of the Trust and the irrevocable proxies, Mr. Wayne Hellman is empowered to vote the Trust Shares for all purposes at his sole discretion, but is not provided with investment power with respect to the Trust Shares. Beneficial owners of the Trust Shares may remove the shares from the Trust or release the shares from the irrevocable proxy, as the case may be, to effect a bona fide sale free of the restrictions of the Trust. All share distributions on account of the Trust Shares become subject to the Trust, and all cash and other nonshare distributions on account of the Trust Shares are to be paid over to the grantors of the Trust. The expiration of the Trust may be accelerated under certain circumstances. Mr. Hellman does not receive any compensation for serving as voting trustee of the Trust. Mr. Hellman has granted to GE irrevocable proxies with respect to shares owned by him individually and by Hellman, Ltd. and with respect to the Trust Shares, which are currently in effect. GE has agreed to transfer beneficial ownership of these shares to Saratoga Lighting. Prior to getting any required consent to the transfer of the rights under these proxies, GE may not exercise its rights under these proxies except at the direction of Saratoga Lighting. Shares owned by Mr. Hellman and Hellman Ltd. and the Trust Shares are also listed as beneficially owned by Saratoga Lighting and GE. GE disclaims beneficial ownership of these shares. Also includes shares beneficially owned by Mr. Hellman’s wife as to which Mr. Hellman disclaims beneficial ownership, consisting of 12,652 shares owned and 11,800 shares subject to options exercisable within 60 days of August 31, 2003.

(4)	119,740 individually owned shares are Trust Shares subject to voting control by Mr. Hellman.

(5)	Includes 936, 1,003, 4,150, 3,867 and 3,117 shares received pursuant to the Company 401(k) plan for Messrs. Hellman, Krishnan, Bartolomei, Schoolenberg and Zerull,

respectively.

(6)	Consists of 1,429,590 shares of Common Stock held by Saratoga Lighting plus 3,045,761 shares issuable upon conversion of the Series A Stock held by Saratoga Lighting. Saratoga Lighting owns 100% of the issued and outstanding shares of Series A Stock, plus 1,927,291 shares as to which Mr. Hellman granted GE irrevocable proxies (the “Hellman Proxy Shares”) and 3,637,000 shares as to which Mr. Ruud granted GE irrevocable proxies (the “Ruud Proxy Shares”). GE has agreed to transfer beneficial ownership of the Hellman Proxy Shares and the Ruud Proxy Shares to Saratoga Lighting. Prior to getting any required consent to the transfer of the rights under the Hellman Proxy Shares or the Ruud Proxy Shares, GE may not exercise its rights under these proxies except at the direction of Saratoga Lighting. The Hellman Proxy Shares and the Ruud Proxy Shares are also listed as beneficially owned by GE and Messrs. Hellman and Ruud, respectively. GE disclaims beneficial ownership of any shares of Company stock. The number of shares beneficially owned excludes the Warrant Shares, the transfer of which is subject to Company approval, which has not been given. If beneficial ownership of these shares were included, the beneficial ownership of the Saratoga Group would constitute 50.01% of the Common Stock and 50.01% of the Voting Power of the Company.

(7)	Consists of 6,770,140 shares issuable on exercise of two warrants (the “Warrant Shares”) which the Company is contractually obligated to issue to GE (subject to GE’s agreement with Saratoga Lighting), 1,927,291 shares as to which Mr. Hellman granted GE (subject to GE’s agreement with Saratoga Lighting) irrevocable proxies (the “Hellman Proxy Shares”) and 3,637,000 shares as to which Mr. Ruud granted GE (subject to GE’s agreement with Saratoga Lighting)irrevocable proxies (the “Ruud Proxy Shares”). GE has agreed to transfer its rights with respect to the Warrant Shares, however such transfer is subject to Company approval which has not been given. Saratoga Lighting is responsible for obtaining such approval. Pursuant to the same agreement, GE agreed to transfer beneficial ownership of the Hellman Proxy Shares and the Ruud Proxy Shares to Saratoga Lighting. Prior to getting any required consent to the transfer of the rights under the Hellman Proxy Shares or the Ruud Proxy Shares, GE may not exercise its rights under these proxies except at the direction of Saratoga Lighting. The Hellman Proxy Shares and the Ruud Proxy Shares are also listed as beneficially owned by Saratoga Lighting and Messrs. Hellman and Ruud, respectively. As a result of this agreement to transfer, GE disclaims beneficial ownership in any shares of Company stock.

(8)	Includes 2,139,857 shares of Common Stock owned by Mr. Ruud individually and 1,497,143 shares of Common Stock which are subject to the terms of a voting trust agreement dated January 2, 1998 (the “Voting Trust”) or an irrevocable proxy similar to the irrevocable proxies held by Mr. Hellman, discussed above (collectively, the “Voting Trust Shares”). The purpose of the Voting Trust Agreement and proxies is to provide Mr. Ruud with the power to vote all of the 1,497,143 shares of Common Stock held by the signatories to the Voting Trust Agreement. The Voting Trust Shares include all shares individually owned by Messrs. Donald Wandler, Theodore O. Sokoly, Christopher A. Ruud, and Ms. Cynthia A. Johnson. Mr. Ruud granted to GE proxies with respect to shares owned by him individually and with respect to the Voting Trust Shares, which are currently in effect. GE has agreed to transfer beneficial ownership of these shares to Saratoga Lighting. Prior to getting any required consent to the transfer of the rights under these proxies, GE may not exercise its rights under these proxies except at the direction of Saratoga Lighting. Shares owned by Mr. Ruud and the Voting Trust Shares are also listed as beneficially owned by Saratoga Lighting and GE. GE disclaims beneficial ownership of these shares.

Item 13. Certain Relationships and Related Transactions

CERTAIN TRANSACTIONS WITH DIRECTORS, OFFICERS AND SHAREHOLDERS

The Company was formed on May 19, 1995, and acquired ownership, primarily by merger (the “Combination”) of 17 affiliated operating corporations that were previously under common ownership and management (the “Predecessors”). On September 15, 1995, one of the Predecessors transferred its nonlamp assets to H&F Five, Inc., a company owned by Messrs. Hellman, Fisi and certain other employees of the Company, for a demand promissory note from H&F Five, Inc. in the amount of $200,000 bearing interest at 8.5% per annum. At June 30, 2003, the total amount of the loan, including accrued interest, was $351,000.

In fiscal 2003, Mr. Fisi earned consulting fees from the Company for services under his December 31, 1999 consulting agreement with the Company and for additional consulting services beyond the scope of that engagement in an aggregate amount of $193,338. Mr. Fisi has agreed to provide consulting services to the Company in fiscal 2004 for a fee of $93,000 per fiscal year, subject to increase for consulting services beyond those to be rendered under his consulting agreement. The consulting services have consisted of assistance to the Company on special projects.

During fiscal 2002, Tunstall Consulting, Inc. was retained to assist the Company in obtaining replacement financing for its then existing bank credit facility. A Gordon Tunstall, a director of the Company is the founder and President of Tunstall Consulting, Inc. The engagement included preparation of informational materials regarding the Company and contacting and negotiating with potential lenders. Tunstall Consulting received payments in the amount of $568,422 during fiscal year 2003 and $10,979 during fiscal 2002 in respect of work on this assignment. Of these amounts, $166,341 related to work performed during fiscal 2002 and $413,060 related to work performed during fiscal 2003.

Pursuant to a loan agreement dated October 8, 1998, as amended, between the Company and Mr. Hellman, its Chairman and Chief Executive Officer (the “Hellman Loan Agreement”), the Company has loaned $12,789,350 to Mr. Hellman. The loans were made following approval by the Company’s Board of Directors (Messrs. Hellman and Fisi did not participate in the deliberations). The proceeds of the loans were used to reduce the outstanding principal balance of a margin account loan, which was originally secured by 2,053,070 shares of Company Common Stock owned by Mr. Hellman and Hellman Ltd. (the “Hellman Personal Shares”). The margin loans were fully repaid in the quarter ended March 31, 2002. In connection with the original loan, the Board asked for and received Mr. Hellman’s agreement to extend the term of his employment agreement to December 31, 2003. The Hellman Loan Agreement prohibits Mr. Hellman from encumbering the Hellman Personal Shares in any manner without consent of the Board’s representative. Mr. Hellman has paid accrued interest of $720,000 on the loan through October 6, 1999. No loans were made under the Hellman Loan Agreement in fiscal 2003. At June 30, 2003, the total amount of the loan, including accrued interest, was $15,647,741.

On July 26, 2002, the Board and Mr. Hellman executed an amendment to the Hellman Loan Agreement implementing the agreement in principle reached in January 2002 to extend the maturity of the loan to July 31, 2007. Under the terms of the amendment, Mr. Hellman will sell certain assets in an orderly manner in order to maximize the net proceeds, which will be used to pay a portion of the loan. Mr. Hellman will continue his 10b5-1 plan to sell shares he now owns pursuant to Rule 144 when the stock price exceeds $15. In addition, Mr. Hellman is required to apply after-tax cash bonuses earned from the Company and the after-tax proceeds of sales of collateral and distributions relating to collateral toward repayment of the loan. Interest on the loan in the future will accrue at the same rate that the Company pays on its revolving credit facility. The loan may be accelerated if Mr. Hellman ceases to be employed by the Company as a result of his voluntary resignation or termination for cause.

Following the Company’s voluntary Chapter 11 filing, the Company, the CEO and the Official Unsecured Creditors Committee, and later, the Company, the CEO and Saratoga Lighting, have been negotiating to reach an agreement pursuant to which the CEO would agree to pay the Company, over time, an amount equal to the total value of his assets on the effective date of the reorganization, reduced by the amount of security interests with priority over the Company’s security interests. During the pendency of the negotiations, the CEO has not made required payments pursuant to the Loan Agreement, in an amount believed to be in excess of $1 million, which is net of an assumed estimated income tax liability owing by the CEO on account thereof. As part of the reorganization, the Company, Saratoga Lighting and the CEO, have agreed in principle, subject to formal approval of the special committee (of independent directors) of the Company’s Board of Directors, formal documentation and Bankruptcy Court approval of the treatment of the CEO loan pursuant to a separate motion to be filed with the bankruptcy court, that the CEO loan documents would be modified to reduce the amount of the outstanding indebtedness owed by the CEO to an amount (the “Designated Amount”) equal to the difference between (1) the fair market value of the CEO’s personal assets and (2) the amounts owing to other secured creditors of the CEO that hold mortgages, liens and/or security interests upon or in property of the CEO, on a priority senior to the liens and security interests securing the CEO’s loan from the Company, to the extent of the fair market value of such property. Additionally, it is anticipated by the Company that on or before the effective date of the plan, the proceeds from the CEO’s settlement of litigation of approximately $1.3 million (net of any income tax liability owing by the CEO on account thereof) will be paid to the Company for application to the CEO loan (the amount of these proceeds are included within the Designated Amount). Other than reducing the amount of the CEO loan as described above, the loan would otherwise remain in full force and effect.

Diane Hellman, Mr. Hellman’s wife, has served the Company in various marketing positions since 1985, and currently serves as Executive Vice President of Sales and Logistics. In fiscal 2003, Mrs. Hellman’s salary, benefits and perquisites were $169,593. Matthew Mazzola, Mrs. Hellman’s son, serves as Quotations Manager for the Company’s Venture Lighting International, Inc. subsidiary (“Venture Lighting International”). In fiscal 2003, Mr. Mazzola’s salary, benefits and perquisites were $68,764. Josh Barry, Mr. Hellman’s son-in-law, serves the Company as Technical Leader for Venture Lighting International. In fiscal 2003, Mr. Barry’s salary, benefits and perquisites were $84,694. Lisa Barry, Mr. Hellman’s daughter, serves the Company as a Financial Analyst. In fiscal 2003, Ms. Barry’s salary, benefits and perquisites were $60,533. Michael Tommervik, Mr. Bartolomei’s stepson, serves the Company as Process Engineer for its Deposition Sciences, Inc. subsidiary. In fiscal 2003, Mr. Tommervik’s salary, benefits and perquisites were $64,239. Joseph Bartolomei, Mr. Bartolomei’s son, serves the Company as Product Engineering Manager for its Deposition Sciences, Inc. subsidiary. In fiscal 2003, Mr. Bartolomei’s salary, benefits and perquisites were $84,694.

The Company had sales to General Electric Company, which held a beneficial interest in the Common Stock of the Company in excess of 5% and 100% of the Company’s Series A Stock. The sales consisted primarily of materials, lamps and lamp components, totaling $6,822,000 in fiscal 2003, $5,903,000 in fiscal 2002, and $7,575,000 in fiscal 2001. The Company purchased lamps and raw materials from GE totaling $3,076,000 in fiscal 2003, $3,353,000 in fiscal 2002, and $9,396,000 in fiscal 2001.

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

Under the terms of the transaction, the consideration paid for these fixture subsidiaries was $28,000,000 in cash (adjusted dollar for dollar to reflect the amount of any changes in net working capital and funded indebtedness between September 2, 2001 and December 3, 2001) plus a $3,000,000 subordinated note from Ruud Lighting, Inc. and subordinated notes from each member of the investor group, aggregating an additional $3,000,000. In addition, the Company was relieved of its obligations regarding the funded debt of the fixture subsidiaries, in an amount equal to approximately $9,000,000. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of approximately $2,500,000 in the cash received at closing. These preliminary estimates were to have been subject to a review process under the agreement.

The notes from Ruud Lighting, Inc. and the investor group have a five-year term. Principal and interest are payable at maturity. The notes bear interest at 8%, compounded semi-annually. At June 30, 2003, the outstanding principal and accrued interest under these notes totaled $6,789,111. Following the closing of the transaction, the parties were unable to agree on the required post-closing adjustment and certain other amounts claimed to be due by the respective parties.

On May 29, 2003, Ruud Lighting, Inc. and its shareholders filed claims with the Bankruptcy Court in connection with the final settlement of purchase price, alleged breaches of the agreement and post closing administrative services of approximately $5,880,000. In addition, Ruud Lighting, Inc. filed a claim against Venture Lighting, Inc. relating to a product warranty claim in an amount exceeding $50,000,000. The Company, Ruud Lighting, Inc. and the Ruud Lighting shareholders have entered into a settlement agreement, subject to Bankruptcy Court approval, settling the Ruud claims, as well as claims by the Debtors against Ruud Lighting, Inc. and its shareholders. Pursuant to the terms of the settlement, the original notes will be cancelled and the Company will receive new notes from the Ruud Lighting, Inc. shareholders in the aggregate amount of $3,000,000. These notes will be due December 1, 2006, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Debtors will be credited toward prepayment of the principal and interest on the notes. Ruud Lighting, Inc. will pay the Company one half of the amount of any sublease payments received with respect to the Elkhorn, Wisconsin facility. In addition, the agreement provides for mutual releases by the parties.

During the remainder of fiscal 2002 following the sale, the Company had sales to the Former Fixture Subsidiaries totaling $3,729,000, consisting primarily of lamps and power supplies, and purchased fixtures from the Former Fixture Subsidiaries totaling $1,500,000. In fiscal 2003, the Company had sales to the Former Fixture Subsidiaries totaling $6,537,000, consisting primarily of lamps and power supplies, and purchased fixtures from the Former Fixture Subsidiaries totaling $1,219,000.

The Company does not intend to enter into any material transaction with officers or directors, or their family members, without the approval of a majority of the disinterested directors in the future. All above-described transactions since March 1997 were approved by a majority of disinterested directors except the employment and compensation of the Hellman and Bartolomei family members.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2). The following consolidated financial statements of Advanced Lighting Technologies, Inc. are included in Item 8:

Report of Grant Thornton LLP, Independent Auditors
Consolidated Balance Sheets as of June 30, 2003 and 2002
Consolidated Statements of Operations for the Years Ended
June 30, 2003, 2002 and 2001
Consolidated Statements of Shareholders’ Equity for the
Years Ended June 30, 2003, 2002, and 2001
Consolidated Statements of Cash Flows for the
Years Ended June 30, 2003, 2002 and 2001
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

(3)  List of Exhibits (Exhibits available upon request)

EXHIBIT INDEX

		Previous Filing
		If
Exhibit		Incorporated
Number	Description	by Reference

2.1	Stock Redemption and Purchase Agreement Among Advanced Lighting Technologies, Inc., Ruud Lighting, Inc., and Alan J. Ruud, Susan Ruud, Theodore O. Sokoly, Christopher A. Ruud and Cynthia A. Johnson dated November 14, 2001	(18)

2.2	First Amendment to Stock Redemption and Purchase Agreement dated December 12, 2001	(18)

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(22)

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997	(22)

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999 (Form 10-Q/A Exhibit 3.2)	(8)

			Previous Filing
			If
Exhibit			Incorporated
Number		Description	by Reference

3.4		Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(11)

3.5		Code of Regulations	(1)

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.2		Form of Stock Certificate for Common Stock of Advanced Lighting Technologies, Inc (Form 10-K Exhibit 4.2)	(11)

4.3		Indenture between Advanced Lighting Technologies, Inc. and The Bank of New York, as Trustee, dated as of March 18, 1998 (Form 10-Q/A Exhibit 4.3)	(3)

4.4		Registration Rights Agreement between Advanced Lighting Technologies, Inc. and Morgan Stanley & Co., Incorporated dated as of March 18, 1998 (Form S-4 Exhibit 4.2)	(2)

4.5		Form of Security for 8% Senior Notes due 2008 originally issued by Advanced Lighting Technologies, Inc. on March 18, 1998 (Form S-4 Exhibit 4.3)	(2)

4.6		Form of Security for 8% Senior Notes due 2008 issued by Advanced Lighting Technologies, Inc. and registered under the Securities Act of 1933 (Form S-4 Exhibit 4.4)	(2)

4.7		First Supplemental Indenture dated September 25, 1998 between Advanced Lighting Technologies, Inc. and The Bank of New York amending the Indenture dated March 18, 1998 (Form 10-Q/A No. 2 Exhibit 4.1)	(5)

4.8		Registration Rights Agreement dated as of September 30, 1999 by and between Advanced Lighting Technologies, Inc. and General Electric Company (Form 10-Q/A Exhibit 4.2)	(5)

9.1		Amended and Restated Voting Trust Agreement dated as of October 1, 1999 by and among Wayne R. Hellman, as voting trustee, and the Shareholders listed on Exhibit A thereto (“Hellman Voting Trust”) (Form 10-K Exhibit 9.3).	(11)

9.2		Amended and Restated Voting Trust Agreement dated as of October 1, 1999 among Alan J. Ruud, as voting trustee, and the Shareholders listed on Exhibit A thereto (Schedule 13D Exhibit 1)	(21)

10.1		Management Contracts, Compensatory Plans and Arrangements

	10.1.1	Employment Agreement dated as of January 2, 1998 among Ruud Lighting, Inc., Advanced Lighting Technologies, Inc. and Alan J. Ruud (Form 10-K/A No.2 Exhibit 10.1)	(4)

			Previous Filing
			If
Exhibit			Incorporated
Number	Description		by Reference

	10.1.2	Employment Agreement dated as of February 12, 1998 between Advanced Lighting Technologies, Inc. and Nicholas R. Sucic (Form 10-Q/A Exhibit 10.5)	(4)

	10.1.3	Loan Agreement dated as of October 8, 1998 between Advanced Lighting Technologies, Inc. and Wayne R. Hellman (Form 10-Q/A Exhibit 10.1)	(6)

	10.1.4	Secured Promissory Note of Wayne R. Hellman dated as of October 8, 1998 in the amount of $9,000,000 to Advanced Lighting Technologies, Inc. (Form 10-Q/A Exhibit 10.2)	(6)

	10.1.5	First Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of November 22, 2000 (Form 10-Q Exhibit 10.1)	(6)

	10.1.6	Second Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R Hellman and Advanced Lighting Technologies, Inc. dated as of March 15, 2001 (Form 10-Q Exhibit 10.1)	(15)

	10.1.7	Third Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of April 25, 2002	(22)

	10.1.8	Amended and Restated Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of October 8, 1998 (Form 10-Q/A Exhibit 10.4)	(6)

	10.1.9	Advanced Lighting Technologies, Inc. Amended and Restated 1995 Incentive Award Plan (Form S-1 Exhibit 10.1 and 10.1/A)	(1)

	10.1.10	Advanced Lighting Technologies, Inc. 1997 Billion Dollar Market Capitalization Incentive Award Plan (Form 10-K/A No. 2 Exhibit 10.11)	(7)

	10.1.11	Advanced Lighting Technologies, Inc. Amended and Restated 1998 Incentive Award Plan (Form 10-K/A No. 2 Exhibit 10.12)	(7)

	10.1.12	Deposition Sciences, Inc. 2001 Equity Incentive Plan (Form 10-Q Exhibit 10.3)	(15)

	10.1.13	Mutual Release and Indemnification Agreement by and between Advanced Lighting Technologies, Inc. and Louis S. Fisi dated as of December 31, 1999 (Form10-Q Exhibit 10.9)	(9)

			Previous Filing
			If
Exhibit			Incorporated
Number	Description		by Reference

	10.1.14	Consulting Agreement by and between Advanced Lighting Technologies, Inc. and Louis S. Fisi dated as of December 31, 1999 (Form 10-Q Exhibit 10.10)	(9)

	10.1.15	Release and Settlement Agreement by and between Advanced Lighting Technologies, Inc. and Steven C. Potts dated as of May 29, 2002	(22)

	10.1.16	Addendum to Release and Settlement Agreement by and between Advanced Lighting Technologies, Inc. and Steven C. Potts dated as of September 6, 2002	(22)

10.2	Credit Facility Agreements

	10.2.1	Credit Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 21, 1999 (Form 10-K/A No. 2 Exhibit 10.13)	(7)

	10.2.2	Market Clearance Side Letter dated May 21, 1999 by and among PNC Bank, National Association, PNC Capital Markets, Inc., Advanced Lighting Technologies, Inc., Ballastronix, Incorporated, Canadian Lighting Systems Holding Incorporated, Parry Power Systems Limited and Venture Lighting Europe Ltd. (Form 10-K/A No. 2 Exhibit 10.18)	(7)

	10.2.3	Side Letter Agreement dated August 5, 1999 by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, PNC Bank, National Association and BankBoston, N.A. relating to the Credit Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated May 21, 1999 (Form 10-Q/A Exhibit 10.1)	(8)

	10.2.4	Assignment of Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and BankBoston, N.A. dated as of August 5, 1999 (Form 10-Q/A Exhibit 10.2)	(8)

	10.2.5	First Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of August 17, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.3)	(8)

			Previous Filing
			If
Exhibit			Incorporated
Number	Description		by Reference

	10.2.6	Second Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of August 18, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.4)	(8)

	10.2.7	Assignment and Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and National City Commercial Finance, Inc. dated as of November 2, 1999 (Form 10-Q Exhibit 10.1)	(9)

	10.2.8	Assignment and Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and Sovereign Bank dated as of November 2, 1999 (Form 10-Q Exhibit 10.2)	(9)

	10.2.9	Third Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of November 2, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.3)	(9)

	10.2.10	Fourth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of February 28, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.1)	(10)

	10.2.11	Fifth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 8, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-K Exhibit 10.19)	(11)

	10.2.12	Sixth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of July 1, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.1)	(13)

			Previous Filing
			If
Exhibit			Incorporated
Number	Description		by Reference

	10.2.13	Seventh Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of March 27, 2001, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.2)	(15)

	10.2.14	Eighth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of June 12, 2001, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-K Exhibit 10.15)	(16)

	10.2.15	Ninth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of September 28, 2001, amending the Credit Agreement (Form 10-Q Exhibit 10.2)	(17)

	10.2.16	Tenth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of December 12, 2001, amending the Credit Agreement (Form 10-Q Exhibit 10.1)	(19)

	10.2.17	Eleventh Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of April 23, 2002, amending the Credit Agreement (Form 10-Q Exhibit 10.1)	(20)

	10.2.18	Twelfth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 13, 2002, amending the Credit Agreement (Form 10-Q Exhibit 10.2)	(20)

	10.2.19	Thirteenth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of September 11, 2002 amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.1)	(23)

			Previous Filing
			If
Exhibit			Incorporated
Number	Description		by Reference

	10.2.20	Export Credit Agreement dated as of September 11, 2002 among Advanced Lighting Technologies, Inc., as U.S. Borrower, and Various Financial Institutions, as Banks, and PNC Bank, National Association, as Agent (Form 10-Q Exhibit 10.2)	(23)

	10.2.21	Borrower Agreement dated as of September 11, 2002, among Advanced Lighting Technologies, Inc., the Export-Import Bank of the United States, PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank (Form 10-Q Exhibit 10.3)	(23)

	10.2.22	Amended and Restated Forbearance Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of October 18, 2002 (Form 10-Q Exhibit 10.4)	(23)

	10.2.23	Amendment to Amended And Restated Forbearance Agreement dated as of November 19, 2002, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems North America Inc., Parry Power System Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank (Form 10-Q Exhibit 10.1)	(24)

	10.2.24	Second Amendment To Amended And Restated Forbearance Agreement dated as of January 10, 2003, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank (Form 10-Q Exhibit 10.2)	(24)

	10.2.25	Third Amendment To Amended And Restated Forbearance Agreement dated as of January 23, 2003, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank (Form 10-Q Exhibit 10.3)	(24)

			Previous Filing
			If
Exhibit			Incorporated
Number	Description		by Reference

	10.2.26	Fourth Amendment To Amended And Restated Forbearance Agreement dated as of January 30, 2003, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems, North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank (Form 10-Q Exhibit 10.4)	(24)

	10.2.27	Fifth Amendment To Amended And Restated Forbearance Agreement dated as of February 3, 2003, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems, North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank (Form 10-Q Exhibit 10.5)	(24)

	10.2.28	Post-Petition Credit Agreement among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as Agent and Certain Financial Institutions Dated as of February 6, 2003 (Form 10-Q Exhibit 10.1)	(25)

	10.2.29
Loan and Security Agreement, dated June 30, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender

10.3	Lease Agreement by and between Macken Associates and Deposition Sciences, Incorporated dated March 2, 2001		(16)

10.4	Agreement dated April 16, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001		(16)

10.5	Second Amendment to Lease dated June 20, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001		(16)

10.6	Option Agreement to Purchase Real Property dated March 2, 2001 by and between Macken Associates and Deposition Sciences, Incorporated with respect to the premises leased by the second party from the first party pursuant to the Lease Agreement by and between them dated March 2, 2001		(16)

		Previous Filing
		If
Exhibit		Incorporated
Number	Description	by Reference

10.7	Agreement dated May 29, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Option Agreement to Purchase Real Property by and between the same parties dated March 2, 2001	(16)

10.8	Stock Purchase Agreement by and between Advanced Lighting Technologies, Inc. and General Electric Company dated as of September 28, 1999 (Form 10-Q/A Exhibit 10.5)	(8)

10.9	Contingent Warrant Agreement dated as of September 30, 1999 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998, as subsequently amended and restated October 1, 2000 (Form 10-Q/A Exhibit 10.6)	(8)

10.10	Amendment to Contingent Warrant Agreement dated as of August 31, 2000 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q/A Exhibit 10.6)	(13)

10.11	Second Amendment to Contingent Warrant Agreement dated as of June 29, 2001 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-K Exhibit 10.24)	(16)

10.12	Third Amendment to Contingent Warrant Agreement dated as of September 28, 2001 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q Exhibit 10.1)	(17)

		Previous Filing
		If
Exhibit		Incorporated
Number	Description	by Reference

10.13	Fourth Amendment to Contingent Warrant Agreement dated as of December 31, 2001 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q Exhibit 10.2)	(19)

10.14	Fifth Amendment to Contingent Warrant Agreement dated as of March 31, 2002 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q Exhibit 10.3)	(20)

10.15	Sixth Amendment to Contingent Warrant Agreement dated as of June 30, 2002 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q/A Exhibit 10.6)	(22)

10.16	Lamp Materials Purchase Agreement by and among Advanced Lighting Technologies, Inc., General Electric Company, acting through its GE Lighting business and APL Engineered Materials, Inc. dated as of September 30, 1999 (Form 10-Q/A Exhibit 10.8)	(8)

10.17	Patent and Technical Assistance Agreement by and among Advanced Lighting Technologies, Inc., APL Engineered Materials, Inc. and General Electric Company, acting through its GE Lighting business, dated as of September 30, 1999 (Form 10-Q/A Exhibit 10.9)	(8)

10.18	Series A1 Warrant to Purchase Common Shares of Advanced Lighting Technologies, Inc. issued to General Electric Company dated as of October 6, 1999 (Form 10-Q/A Exhibit 10.7)	(8)

10.19	Agency Agreement dated August 31, 2000 among Advanced Lighting Technologies, Inc., Raymond James & Associates, Inc. and Sanders Morris Harris Inc. (Form 8-K Exhibit 1.1)	(12)

10.20	Agreement between Advanced Lighting Technologies, Inc. and its Subsidiaries and Brown, Gibbons, Lang & Company Dated as of February 5, 2003 (Form 10-Q Exhibit 10.2)	(25)

10.21	First Amendment to Component Purchase Agreement Dated November 18, 2002 by and between Ruud Lighting, Inc., Venture Lighting International, Inc. and Advanced Lighting Technologies, Inc. (Form 10-Q Exhibit 10.6)	(24)

12	Statement regarding Computation of Ratios

21	Subsidiaries of the Registrant as of June 30, 2003

23	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to referenced Exhibit in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(2)	Incorporated by reference to referenced Exhibit in Company’s Registration Statement on Form S-4 Registration No. 333-58609 filed July 7, 1998.

(3)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended March 31, 1998 filed on March 15, 1999.

(4)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K/A No. 2 for the Annual Period ended June 30, 1998 filed March 16, 1999.

(5)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A No. 2 for the Quarterly Period ended September 30, 1998 filed March 15, 1999.

(6)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended December 31, 1998 filed March 15, 1999.

(7)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K/A No. 2 for the Annual Period ended June 30, 1999 filed April 25, 2000.

(8)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(9)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1999 filed February 14, 2000.

(10)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended March 31, 2000 filed July 11, 2000.

(11)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(12)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated August 31, 2000 filed September 1, 2000.

(13)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2000 filed November 14, 2000.

(14)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2000 filed February 14, 2001.

(15)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2001 filed May 15, 2001.

(16)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2001 filed September 28, 2001.

(17)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2001 filed November 14, 2001.

(18)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated December 12, 2001, filed December 27, 2001.

(19)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2001 filed February 14, 2002.

(20)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2002 filed May 15, 2002.

(21)	Incorporated by reference to referenced Exhibit to Schedule 13D filed by Alan Ruud, et. al., March 15, 2000.

(22)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2002 filed October 15, 2002

(23)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2002 filed November 19, 2002.

(24)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2002 filed March 14, 2003.

(25)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 filed June 4, 2003.

(b)  Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2003.

(c)  Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this Report. See Exhibit Index.

(d)  Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: October 14, 2003	By:	/s/ Wayne R. Hellman

Wayne R. Hellman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Wayne R. Hellman	Chief Executive Officer and Director	October 14, 2003

Wayne R. Hellman

/s/ Sabu Krishnan	Chief Operating Officer and Director	October 14, 2003

Sabu Krishnan

/s/ Steven C. Potts	Chief Financial Officer and Treasurer	October 14, 2003

Steven C. Potts

/s/ Christopher F. Zerull	Chief Accounting Officer and Controller	October 14, 2003

Christopher F. Zerull

/s/ Francis H. Beam	Director	October 14, 2003

Francis H. Beam

/s/ Theodore A. Filson	Director	October 14, 2003

Theodore A. Filson

/s/ Louis S. Fisi	Director	October 14, 2003

Louis S. Fisi

/s/ John Gonzalez	Director	October 14, 2003

John Gonzalez

/s/ A Gordon Tunstall	Director	October 14, 2003

A Gordon Tunstall

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBITS TO

FORM 10-K

FOR THE ANNUAL PERIOD ENDED JUNE 30, 2003

ADVANCED LIGHTING TECHNOLOGIES, INC.

EXHIBIT INDEX

		Previous Filing If
		If
		Incorporated
Exhibit Number	Description	by Reference

2.1	Stock Redemption and Purchase Agreement Among Advanced Lighting Technologies, Inc., Ruud Lighting, Inc., and Alan J. Ruud, Susan Ruud, Theodore O. Sokoly, Christopher A. Ruud and Cynthia A. Johnson dated November 14, 2001	(18)

2.2	First Amendment to Stock Redemption and Purchase Agreement dated December 12, 2001	(18)

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(22)

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997	(22)

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999 (Form 10-Q/A Exhibit 3.2)	(8)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(11)

3.5	Code of Regulations	(1)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.2	Form of Stock Certificate for Common Stock of Advanced Lighting Technologies, Inc (Form 10-K Exhibit 4.2)	(11)

4.3	Indenture between Advanced Lighting Technologies, Inc. and The Bank of New York, as Trustee, dated as of March 18, 1998 (Form 10-Q/A Exhibit 4.3)	(3)

4.4	Registration Rights Agreement between Advanced Lighting Technologies, Inc. and Morgan Stanley & Co., Incorporated dated as of March 18, 1998 (Form S-4 Exhibit 4.2)	(2)

4.5	Form of Security for 8% Senior Notes due 2008 originally issued by Advanced Lighting Technologies, Inc. on March 18, 1998 (Form S-4 Exhibit 4.3)	(2)

4.6	Form of Security for 8% Senior Notes due 2008 issued by Advanced Lighting Technologies, Inc. and registered under the Securities Act of 1933 (Form S-4 Exhibit 4.4)	(2)

4.7	First Supplemental Indenture dated September 25, 1998 between Advanced Lighting Technologies, Inc. and The Bank of New York amending the Indenture dated March 18, 1998 (Form 10-Q/A No. 2 Exhibit 4.1)	(5)

			Previous Filing
			If
			Incorporated
Exhibit Number	Description		by Reference

4.8	Registration Rights Agreement dated as of September 30, 1999 by and between Advanced Lighting Technologies, Inc. and General Electric Company (Form 10-Q/A Exhibit 4.2)		(5)

9.1	Amended and Restated Voting Trust Agreement dated as of October 1, 1999 by and among Wayne R. Hellman, as voting trustee, and the Shareholders listed on Exhibit A thereto (“Hellman Voting Trust”) (Form 10-K Exhibit 9.3).		(11)

9.2	Amended and Restated Voting Trust Agreement dated as of October 1, 1999 among Alan J. Ruud, as voting trustee, and the Shareholders listed on Exhibit A thereto (Schedule 13D Exhibit 1)		(21)

10.1	Management Contracts, Compensatory Plans and Arrangements

	10.1.1	Employment Agreement dated as of January 2, 1998 among Ruud Lighting, Inc., Advanced Lighting Technologies, Inc. and Alan J. Ruud (Form 10-K/A No.2 Exhibit 10.1)	(4)

	10.1.2	Employment Agreement dated as of February 12, 1998 between Advanced Lighting Technologies, Inc. and Nicholas R. Sucic (Form 10-Q/A Exhibit 10.5)	(4)

	10.1.3	Loan Agreement dated as of October 8, 1998 between Advanced Lighting Technologies, Inc. and Wayne R. Hellman (Form 10-Q/A Exhibit 10.1)	(6)

	10.1.4	Secured Promissory Note of Wayne R. Hellman dated as of October 8, 1998 in the amount of $9,000,000 to Advanced Lighting Technologies, Inc. (Form 10-Q/A Exhibit 10.2)	(6)

	10.1.5	First Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of November 22, 2000 (Form 10-Q Exhibit 10.1)	(6)

	10.1.6	Second Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of March 15, 2001 (Form 10-Q Exhibit 10.1)	(15)

	10.1.7	Third Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of April 25, 2002	(22)

	10.1.8	Amended and Restated Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of October 8, 1998 (Form 10-Q/A Exhibit 10.4)	(6)

			Previous Filing
			If
			Incorporated
Exhibit Number	Description		by Reference

	10.1.9	Advanced Lighting Technologies, Inc. Amended and Restated 1995 Incentive Award Plan (Form S-1 Exhibit 10.1 and 10.1/A)	(1)

	10.1.10	Advanced Lighting Technologies, Inc. 1997 Billion Dollar Market Capitalization Incentive Award Plan (Form 10-K/A No. 2 Exhibit 10.11)	(7)

	10.1.11	Advanced Lighting Technologies, Inc. Amended and Restated 1998 Incentive Award Plan (Form 10-K/A No. 2 Exhibit 10.12)	(7)

	10.1.12	Deposition Sciences, Inc. 2001 Equity Incentive Plan (Form 10-Q Exhibit 10.3)	(15)

	10.1.13	Mutual Release and Indemnification Agreement by and between Advanced Lighting Technologies, Inc. and Louis S. Fisi dated as of December 31, 1999 (Form10-Q Exhibit 10.9)	(9)

	10.1.14	Consulting Agreement by and between Advanced Lighting Technologies, Inc. and Louis S. Fisi dated as of December 31, 1999 (Form 10-Q Exhibit 10.10)	(9)

	10.1.15	Release and Settlement Agreement by and between Advanced Lighting Technologies, Inc. and Steven C. Potts dated as of May 29, 2002	(22)

	10.1.16	Addendum to Release and Settlement Agreement by and between Advanced Lighting Technologies, Inc. and Steven C. Potts dated as of September 6, 2002	(22)

10.2	Credit Facility Agreements

	10.2.1	Credit Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 21, 1999 (Form 10-K/A No. 2 Exhibit 10.13)	(7)

	10.2.2	Market Clearance Side Letter dated May 21, 1999 by and among PNC Bank, National Association, PNC Capital Markets, Inc., Advanced Lighting Technologies, Inc., Ballastronix, Incorporated, Canadian Lighting Systems Holding Incorporated, Parry Power Systems Limited and Venture Lighting Europe Ltd. (Form 10-K/A No. 2 Exhibit 10.18)	(7)

			Previous Filing If
			If
			Incorporated
Exhibit Number	Description		by Reference

	10.2.3	Side Letter Agreement dated August 5, 1999 by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, PNC Bank, National Association and BankBoston, N.A. relating to the Credit Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated May 21, 1999 (Form 10-Q/A Exhibit 10.1)	(8)

	10.2.4	Assignment of Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and BankBoston, N.A. dated as of August 5, 1999 (Form 10-Q/A Exhibit 10.2)	(8)

	10.2.5	First Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of August 17, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.3)	(8)

	10.2.6	Second Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of August 18, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.4)	(8)

	10.2.7	Assignment and Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and National City Commercial Finance, Inc. dated as of November 2, 1999 (Form 10-Q Exhibit 10.1)	(9)

	10.2.8	Assignment and Acceptance Agreement by and among Advanced Lighting Technologies, Inc., PNC Bank, National Association and Sovereign Bank dated as of November 2, 1999 (Form 10-Q Exhibit 10.2)	(9)

	10.2.9	Third Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of November 2, 1999, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.3)	(9)

			Previous Filing If
			If
			Incorporated
Exhibit Number	Description		by Reference

	10.2.10	Fourth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of February 28, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q/A Exhibit 10.1)	(10)

	10.2.11	Fifth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 8, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-K Exhibit 10.19)	(11)

	10.2.12	Sixth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of July 1, 2000, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.1)	(13)

	10.2.13	Seventh Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of March 27, 2001, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.2)	(15)

	10.2.14	Eighth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of June 12, 2001, amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-K Exhibit 10.15)

	10.2.15	Ninth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of September 28, 2001, amending the Credit Agreement (Form 10-Q Exhibit 10.2)	(17)

	10.2.16	Tenth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of December 12, 2001, amending the Credit Agreement (Form 10-Q Exhibit 10.1)	(19)

			Previous Filing If
			If
			Incorporated
Exhibit Number	Description		by Reference

	10.2.17	Eleventh Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of April 23, 2002, amending the Credit Agreement (Form 10-Q Exhibit 10.1)	(20)

	10.2.18	Twelfth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of May 13, 2002, amending the Credit Agreement (Form 10-Q Exhibit 10.2)	(20)

	10.2.19	Thirteenth Amendment Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of September 11, 2002 amending the Credit Agreement by and among the same parties dated as of May 21, 1999 (Form 10-Q Exhibit 10.1)	(23)

	10.2.20	Export Credit Agreement dated as of September 11, 2002 among Advanced Lighting Technologies, Inc., as U.S. Borrower, and Various Financial Institutions, as Banks, and PNC Bank, National Association, as Agent (Form 10-Q Exhibit 10.2)	(23)

	10.2.21	Borrower Agreement dated as of September 11, 2002, among Advanced Lighting Technologies, Inc., the Export-Import Bank of the United States, PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank (Form 10-Q Exhibit 10.3)	(23)

	10.2.22	Amended and Restated Forbearance Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as agent for certain other banks dated as of October 18, 2002 (Form 10-Q Exhibit 10.4)	(23)

	10.2.23	Amendment to Amended And Restated Forbearance Agreement dated as of November 19, 2002, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems North America Inc., Parry Power System Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank (Form 10-Q Exhibit 10.1)	(24)

			Previous Filing
			If
			Incorporated
Exhibit Number	Description		by Reference

	10.2.24	Second Amendment To Amended And Restated Forbearance Agreement dated as of January 10, 2003, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank (Form 10-Q Exhibit 10.2)	(24)

	10.2.25	Third Amendment To Amended And Restated Forbearance Agreement dated as of January 23, 2003, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank (Form 10-Q Exhibit 10.3)	(24)

	10.2.26	Fourth Amendment To Amended And Restated Forbearance Agreement dated as of January 30, 2003, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems, North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank (Form 10-Q Exhibit 10.4)	(24)

	10.2.27	Fifth Amendment To Amended And Restated Forbearance Agreement dated as of February 3, 2003, among Advanced Lighting Technologies, Inc., Venture Lighting Power Systems, North America Inc., Parry Power Systems Limited, and Venture Lighting Europe Ltd., PNC Bank, National Association, as Agent and PNC Bank, National Association, National City Commercial Finance, Inc. and Sovereign Bank (Form 10-Q Exhibit 10.5)	(24)

	10.2.28	Post-Petition Credit Agreement among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as Agent and Certain Financial Institutions Dated as of February 6, 2003 (Form 10-Q Exhibit 10.1)	(25)

	10.2.29	Loan and Security Agreement, dated June 30, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender

		Previous Filing
		If
		Incorporated
Exhibit Number	Description	by Reference

10.3	Lease Agreement by and between Macken Associates and Deposition Sciences, Incorporated dated March 2, 2001	(16)

10.4	Agreement dated April 16, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001	(16)

10.5	Second Amendment to Lease dated June 20, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001	(16)

10.6	Option Agreement to Purchase Real Property dated March 2, 2001 by and between Macken Associates and Deposition Sciences, Incorporated with respect to the premises leased by the second party from the first party pursuant to the Lease Agreement by and between them dated March 2, 2001	(16)

10.7	Agreement dated May 29, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Option Agreement to Purchase Real Property by and between the same parties dated March 2, 2001.	(16)

10.8	Stock Purchase Agreement by and between Advanced Lighting Technologies, Inc. and General Electric Company dated as of September 28, 1999 (Form 10-Q/A Exhibit 10.5)	(8)

10.9	Contingent Warrant Agreement dated as of September 30, 1999 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998, as subsequently amended and restated October 1, 2000 (Form 10-Q/A Exhibit 10.6)	(8)

10.10	Amendment to Contingent Warrant Agreement dated as of August 31, 2000 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q/A Exhibit 10.6)	(13)

		Previous Filing
		If
		Incorporated
Exhibit Number	Description	by Reference

10.11	Second Amendment to Contingent Warrant Agreement dated as of June 29, 2001 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-K Exhibit 10.24)	(16)

10.12	Third Amendment to Contingent Warrant Agreement dated as of September 28, 2001 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q Exhibit 10.1)	(17)

10.13	Fourth Amendment to Contingent Warrant Agreement dated as of December 31, 2001 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q Exhibit 10.2)	(19)

10.14	Fifth Amendment to Contingent Warrant Agreement dated as of March 31, 2002 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q Exhibit 10.3)	(20)

10.15	Sixth Amendment to Contingent Warrant Agreement dated as of June 30, 2002 by and among Advanced Lighting Technologies, Inc., General Electric Company, Wayne R. Hellman, individually and as voting trustee under Voting Trust Agreement dated October 10, 1995, Hellman Ltd. and Alan J. Ruud, individually and as voting trustee under Voting Trust Agreement dated January 2, 1998 (Form 10-Q/A Exhibit 10.6)	(22)

10.16	Lamp Materials Purchase Agreement by and among Advanced Lighting Technologies, Inc., General Electric Company, acting through its GE Lighting business and APL Engineered Materials, Inc. dated as of September 30, 1999 (Form 10-Q/A Exhibit 10.8)	(8)

		Previous Filing
		If
		Incorporated
Exhibit Number	Description	by Reference

10.17	Patent and Technical Assistance Agreement by and among Advanced Lighting Technologies, Inc., APL Engineered Materials, Inc. and General Electric Company, acting through its GE Lighting business, dated as of September 30, 1999 (Form 10-Q/A Exhibit 10.9)	(8)

10.18	Series A1 Warrant to Purchase Common Shares of Advanced Lighting Technologies, Inc. issued to General Electric Company dated as of October 6, 1999 (Form 10-Q/A Exhibit 10.7)	(8)

10.19	Agency Agreement dated August 31, 2000 among Advanced Lighting Technologies, Inc., Raymond James & Associates, Inc. and Sanders Morris Harris Inc. (Form 8-K Exhibit 1.1)	(12)

10.20	Agreement between Advanced Lighting Technologies, Inc. and its Subsidiaries and Brown, Gibbons, Lang & Company Dated as of February 5, 2003 (Form 10-Q Exhibit 10.2)	(25)

10.21	First Amendment to Component Purchase Agreement Dated November 18, 2002 by and between Ruud Lighting, Inc., Venture Lighting International, Inc. and Advanced Lighting Technologies, Inc. (Form 10-Q Exhibit 10.6)	(24)

12	Statement regarding Computation of Ratios

21	Subsidiaries of the Registrant as of June 30, 2003

23	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to referenced Exhibit in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(2)	Incorporated by reference to referenced Exhibit in Company’s Registration Statement on Form S-4 Registration No. 333-58609 filed July 7, 1998.

(3)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended March 31, 1998 filed on March 15, 1999.

(4)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K/A No. 2 for the Annual Period ended June 30, 1998 filed March 16, 1999.

(5)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A No. 2 for the Quarterly Period ended September 30, 1998 filed March 15, 1999.

(6)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended December 31, 1998 filed March 15, 1999.

(7)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K/A No. 2 for the Annual Period ended June 30, 1999 filed April 25, 2000.

(8)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(9)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1999 filed February 14, 2000.

(10)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended March 31, 2000 filed July 11, 2000.

(11)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(12)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated August 31, 2000 filed September 1, 2000.

(13)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2000 filed November 14, 2000.
(14)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2000 filed February 14, 2001.

(15)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2001 filed May 15, 2001.

(16)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2001 filed September 28, 2001.

(17)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2001 filed November 14, 2001.

(18)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated December 12, 2001, filed December 27, 2001.

(19)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2001 filed February 14, 2002.

(20)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2002 filed May 15, 2002.

(21)	Incorporated by reference to referenced Exhibit to Schedule 13D filed by Alan Ruud, et. al., March 15, 2000.

(22)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2002 filed October 15, 2002

(23)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2002 filed November 19, 2002.

(24)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2002 filed March 14, 2003.

(25)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 filed June 4, 2003.