Form 10-Q
period 2003-09-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2003-11-12
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      ✓     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes          No      ✓

There were 23,807,347 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of September 30, 2003.

Consolidated Balance Sheets
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
Part II. Other Information
Item 1. Legal Proceedings
Item 3. Defaults Upon Senior Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit 10.1 Consent-First Amend Loan and Sec Agmt
Exhibit 10.2 Second Amend-Loan and Security Agree
Exhibit 10.3 Third Amend-Loan and Security Agree
Exhibit 10.4 Settlement Agreement
Exhibit 10.5 Reorganization Lockup and Voting Agmt
Exhibit 12 Computation of Ratio of Earnings
Exhibit 31.3 Certification-302-CEO
Exhibit 31.4 Certification-302-CFO
Exhibit 32.1 906 Cert-CEO
Exhibit 32.2 906 Cert-CFO
Exhibit 99.1 Supplement to Disclosure

INDEX

     Advanced Lighting Technologies, Inc.

Advanced Lighting Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	September 30,	June 30,
	2003	2003

Assets

Current assets:

Cash and cash equivalents	$4,001	$4,167

Trade receivables, less allowances of $1,016 and $979	29,909	31,312

Inventories:

Finished goods	15,638	15,242

Raw materials and work-in-process	8,249	8,693

	23,887	23,935

Prepaid expenses	2,292	1,374

Total current assets	60,089	60,788

Property, plant and equipment:

Land and buildings	34,048	33,822

Machinery and equipment	73,125	72,583

Furniture and fixtures	18,255	17,912

	125,428	124,317

Less accumulated depreciation	37,752	35,981

	87,676	88,336

Receivables from related parties	3,628	6,463

Investments in affiliates	8,684	8,668

Other assets	2,021	2,976

Intangible assets	2,540	2,572

Excess of cost over net assets of businesses acquired, net	4,490	4,473

	$169,128	$174,276

See notes to consolidated financial statements

Advanced Lighting Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	September 30,	June 30,
	2003	2003

Liabilities and shareholders’ equity

Liabilities not subject to compromise:

Current liabilities:

Short-term debt and current portion of long-term debt	$1,140	$2,241

Accounts payable	9,761	10,814

Payables to related parties	177	790

Employee-related liabilities	3,312	2,895

Accrued income and other taxes	1,260	1,294

Other accrued expenses	8,126	6,839

Debtor-in-Possession Facility	26,183	25,126

Total current liabilities	49,959	49,999

Long-term debt	5,256	5,324

Total liabilities not subject to compromise	55,215	55,323

Liabilities subject to compromise	117,191	116,214

Total liabilities	172,406	171,537

Minority interest	1,097	968

Preferred stock, $.001 par value, per share; 1,000 shares authorized; 761 Series A convertible redeemable shares issued and outstanding (redemption value — $27,935 at September 30, 2003)	24,475	24,475

Common shareholders’ equity (deficit)

Common stock, $.001 par value, 80,000 shares authorized, 23,807 shares issued and outstanding as of September 30, 2003 and June 30, 2003	24	24

Paid-in-capital	212,724	212,724

Accumulated other comprehensive income (loss)	(414)	(640)

Loan and interest receivable from officer, less reserve of $9,800	(4,344)	(4,344)

Accumulated deficit	(236,840)	(230,468)

	(28,850)	(22,704)

	$169,128	$174,276

See notes to consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	September 30,

	2003	2002

Net sales	$32,832	$33,587

Costs and expenses:

Cost of sales	20,179	21,537

Marketing and selling	5,301	5,637

Research and development	1,386	1,634

General and administrative	3,089	3,233

Gain on sale of property	—	(62)

Amortization of intangible assets	88	85

Income from operations	2,789	1,523

Other income (expense):

Interest expense	(3,420)	(2,789)

Interest income	83	138

Income from investments	16	1

Reorganization expenses	(5,623)	—

Income (loss) before income taxes and minority interest	(6,155)	(1,127)

Income tax expense	88	277

Income (loss) before minority interest	(6,243)	(1,404)

Minority interest in income of consolidated subsidiary	(129)	(77)

Net income (loss)	$(6,372)	$(1,481)

Earnings (loss) per share — basic and diluted:	$(.27)	$(.18)

Weighted average shares outstanding — basic and diluted	23,807	23,628

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Three Months Ended September 30, 2003
(in thousands)

						Loan and
					Accumulated	Interest		Common
	Preferred	Common Stock			Other	Receivable	Retained	Shareholders'
				Paid-In	Comprehensive	From	Earnings	Equity
	Stock	Shares	Par Value	Capital	Income (Loss)	Officer	(Deficit)	(Deficit)	Total

Balance at July 1, 2003	$24,475	23,807	$24	$212,724	$(640)	$(4,344)	$(230,468)	$(22,704)	$1,771

Net income (loss)	—	—	—	—	—	—	(6,372)	(6,372)	(6,372)

Foreign currency

translation adjustment	—	—	—	—	226	—	—	226	226

Balance at September 30, 2003	$24,475	23,807	$24	$212,724	$(414)	$(4,344)	$(236,840)	$(28,850)	$(4,375)

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	September 30,

	2003	2002

Operating activities

Net income (loss)	$(6,372)	$(1,481)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	1,687	1,586

Amortization	88	85

Provision for doubtful accounts	70	37

Income from investments	(16)	(1)

Gain on sale of property	—	(62)

Reorganization expenses, less cash payments of $3,900	1,723	—

Changes in current assets and liabilities and other	3,620	3,227

Net cash provided by operating activities	800	3,391

Investing activities

Capital expenditures	(988)	(1,188)

Proceeds from sale of preferred stock investment	—	300

Proceeds from sale of real estate	—	1,326

Net cash provided by (used in) investing activities	(988)	438

Financing activities

Proceeds from revolving credit facility	—	23,717

Proceeds from debtor-in-possession facility	29,067	—

Payments of revolving credit facility	—	(25,083)

Payments of debtor-in-possession facility	(28,010)	—

Payments of long-term debt and capital leases	(1,035)	(1,677)

Issuance of common stock	—	70

Net cash provided by (used in) financing activities	22	(2,973)

Increase (decrease) in cash and cash equivalents	(166)	856

Cash and cash equivalents, beginning of period	4,167	2,874

Cash and cash equivalents, end of period	$4,001	$3,730

Supplemental cash flow information

Interest paid	$518	$626

Income taxes paid	66	33

Capitalized interest	18	107

See notes to condensed consolidated financial statements

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003
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

Background of Filing—In the fourth quarter of fiscal 2002, the Company incurred a loss from operations and at June 30, 2002 was in default on its fourth quarter fixed charge coverage ratio under its then existing Bank Credit Facility. On September 16, 2002 ADLT and its bank group entered into a Forbearance Agreement. At the end of the second quarter of fiscal 2003 the Company was in default under the Forbearance Agreement. In addition, in accordance with the terms of the Forbearance Agreement, the Company did not make the September 16, 2002 semi-annual interest payment on its 8% Senior Notes which resulted in an Event of Default under the Senior Notes Indenture. As a result of the defaults, the trustee for the noteholders declared all principal and interest due and payable immediately on the 8% Senior Notes. The Filing by ADLT was made since it did not have the available funds to pay the noteholders and because of the uncertainty of the willingness of the bank group to grant continued forbearance under acceptable terms. These defaults are discussed in more detail in Note F. Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the repayment of its Debtor-in-Possession Facility and 8% Senior Notes.

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
September 30, 2003
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

On June 30, 2003, the Debtors obtained a new Debtor-in-Possession credit facility from two financial institutions (the “Replacement DIP Facility”). Proceeds from the Replacement DIP Facility were used to repay the Debtors’ original Debtor-in-Possesion credit facility (the “Original DIP Facility”) and all remaining amounts due on the existing secured Bank Credit Facility. The Replacement DIP Facility consists of a revolving loan and two term loans. The revolving loan facility allows the Debtors to incur up to $18,500 in revolving loans, subject to the availability of adequate collateral. The revolving loan bears interest at the prime rate plus 1% or at the London Interbank Borrowing Rate (“LIBOR”) plus 3%. One of the term loans is in the amount of $5,000, bears interest at the prime rate of interest plus 2% or at LIBOR plus 5%, and requires principal payments of $83 per month beginning October 1, 2003. The other term loan is in the amount of $13,500 and bears interest at the prime rate of interest plus 6% per annum, with payment of 2% per annum deferred until maturity. The Replacement DIP Facility originally extended to October 31, 2003 and does not require the Debtors to sell assets. The Company secured an amendment to the Replacement Facility dated September 16, 2003, that extends the term to February 28, 2004, which would serve to extend the Replacement DIP Facility beyond the anticipated date of emergence from bankruptcy. The Bankruptcy Court issued a final order approving the extension of the Replacement DIP Facility on October 23, 2003.

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
September 30, 2003
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
September 30, 2003
(Dollars in thousands, except per share data)

B.     Voluntary Bankruptcy Filing (continued)

On August 15, 2003, GE sold its equity interests in the Company to Saratoga Lighting Holdings, LLC (“Saratoga Lighting”) for cash consideration of $12,000. Immediately following Saratoga Lighting’s purchase of the GE equity interests, and in accordance with the agreement between Saratoga Lighting and GE, Messrs. Breen and Mohn, who had been nominated by GE to the Company’s Board of Directors, resigned as directors of the Company. Following such acquisition, Saratoga Lighting informed the Company’s directors that it would not support the Noteholder Plan. As a result, the Company’s Board of Directors determined that there was a substantial risk that the Noteholder Plan was not confirmable. The Company’s Board of Directors approved a revised Plan of Reorganization (the “Saratoga Joint Plan”) on August 15, 2003. The Saratoga Joint Plan provides substantially the same treatment for creditors of the Company as under the Original Plan except as otherwise noted herein. In particular, the Saratoga Joint Plan provided that the $100,000 8% Senior Notes and unpaid interest due on such Notes will be exchanged for new notes having a principal amount of approximately $108,000. The unsecured creditors will be offered the option to be paid 85% of the amounts of their claims shortly after the effective date of the Saratoga Joint Plan or 100% of the amounts of their claims, plus interest, over one year. The preferred shareholder will receive, in exchange for the existing Series A Stock and an $18,000 cash investment, new redeemable preferred stock and approximately 90.8% of the common stock. The Company will establish a new management incentive plan which would have shares available equal to approximately 9.2% of the common stock. Under the Saratoga Joint Plan as originally filed, the holders of the Company’s Common Stock, including holders of existing warrants and options who acquire shares pursuant to the terms of such instruments, would have received the same consideration as under the Noteholder Plan. Under the amended Saratoga Joint Plan, filed October 3, 2003, the Company would provide the common shareholders with the benefit of certain equity investments held by the Company in Fiberstars, Inc. and Hexagram, Inc., as well as a possible future payment, based on 3% of amounts received by Saratoga Lighting after providing investors with a return of capital plus an agreed rate of return, as more fully described in the amended Saratoga Joint Plan. The Saratoga Joint Plan also provides for incentives to GE for incremental purchases from the Company (other than APL Engineered Materials, Inc.) and management fees to an affiliate of Saratoga Lighting.

On October 28, 2003, the Company, Saratoga, the Creditor’s Committee and certain holders of the Company’s 8% Senior Notes agreed, subject to Bankruptcy Court approval, to amend the Saratoga Joint Plan. The Bankruptcy Court approved the agreement and a supplement to the disclosure statement describing the terms of the agreement on October 30, 2003 and the above named parties entered into the agreement to amend the Saratoga Joint Plan on October 31, 2003. The amendments provide that the aggregate principal amount of the New Notes to be issued to holders of the 8% Senior Notes be set at $114,400, subject to adjustment if the Company emerges from bankruptcy protection after January 1, 2004, the interest rate on the New Notes be set at 11%, and the maturity date of the New Notes be set at March 31, 2009 and place certain limitations on transactions involving the CEO of the Company. The parties to the agreement have agreed to support the Saratoga Joint Plan following implementation of these amendments.

The description of the Saratoga Joint Plan is subject to revision and completion by the Debtors and to review and approval by the Bankruptcy Court. The Debtors can give no assurance that the Saratoga Joint

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003
(Dollars in thousands, except per share data)

B.     Voluntary Bankruptcy Filing (continued)

Plan will be approved by the Bankruptcy Court, that the Saratoga Joint Plan will receive the required approvals of the creditors and, if necessary, equity securityholders of the Debtors, or that the Debtors will be able to implement the Saratoga Joint Plan.

Upon the confirmation of a plan of reorganization the Company’s investment banker will receive, in addition to monthly fees and reimbursement of expenses, fees based on formulas contained in the Company’s agreement with the investment banker, which will aggregate between $1,000 and $3,000. All such fees are subject to Bankruptcy Court approval. The Company recorded $1,000 of fees as reorganization expenses in fiscal 2003 and $2,000 in the first quarter of fiscal 2004.

The Company incurred reorganization expenses of $5,623 during the quarter ended September 30, 2003, for consultants, investment bankers, attorneys and other costs related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy.

Accounting Impact—Beginning with the third quarter of fiscal 2003, ADLT was required to follow Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Pursuant to SOP 90-7, ADLT’s pre-petition liabilities that are subject to compromise are reported separately on the balance sheet at an estimate of the amount that is expected to be allowed by the Bankruptcy Court. Obligations of ADLT subsidiaries not covered by the Filing are classified on the condensed consolidated balance sheet based upon maturity dates or the expected dates of payment. Liabilities subject to compromise at September 30, 2003 were as follows:

8% Senior Notes, less issuance costs	$97,616

Accounts payable	4,961

Accrued liabilities	12,504

Employee related liabilities	140

Promissory note payable	1,970

$117,191

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
September 30, 2003
(Dollars in thousands, except per share data)

B.     Voluntary Bankruptcy Filing (continued)

Condensed Consolidated Financial Statements of Debtors-in-Possession (Unaudited)—The following condensed consolidated financial statements of the Debtors at September 30, 2003 and for the three months ended September 30, 2003 have been prepared on the same basis as the financial statements for ADLT, exclude the Company’s non-U.S. operating subsidiaries and DSI, and are presented in accordance with SOP 90-7:

Condensed Consolidated Balance Sheet of Debtors-in-Possession (Unaudited)

September 30, 2003

Current assets:

Cash and cash equivalents	$889

Trade receivables, net	12,246

Receivables from subsidiaries not in bankruptcy	18,298

Inventories	9,592

Other	950

Total current assets	41,975

Property, plant and equipment, net	43,090

Receivables from related parties	3,619

Investments in affiliates	8,684

Investments in and loans to subsidiaries not in bankruptcy	77,956

Long-term receivables from subsidiaries not in bankruptcy	35,879

Other assets	3,026

Total assets	$214,229

Liabilities:

Liabilities not subject to compromise

Debt	$26,724

Payables to subsidiaries not in bankruptcy	12,538

Other	12,498

Total liabilities not subject to compromise	51,760

Liabilities subject to compromise:

Debt	99,586

Other	17,605

Liabilities subject to compromise	117,191

Total liabilities	168,951

Preferred stock	24,475

Shareholders’ equity	20,803

Total liabilities and equity	$214,229

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003
(Dollars in thousands, except per share data)

B.     Voluntary Bankruptcy Filing (continued)

Condensed Consolidated Statement of Operations of Debtors-in-Possession (Unaudited)

For the Three Months Ended September 30, 2003

Net sales	$20,450

Costs and expenses:

Cost of sales	13,681

Marketing and selling	2,781

Research and development	929

General and administrative	2,156

Amortization of intangible assets	25

Income (loss) from operations	878

Other income (expense):

Interest expense	(3,234)

Interest income	658

Income (loss) from investments	16

Reorganization expenses	(5,623)

Income (loss) before income taxes	(7,305)

Income tax expense	—

Net income (loss)	$(7,305)

Condensed Consolidated Statement of Cash Flows of Debtors-in-Possession (Unaudited)

For the Three Months Ended September 30, 2003

Operating activities

Net income (loss)	$(7,305)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	965

Income from investments	16

Reorganization expenses, less cash payments of $3,900	1,723

Changes in current assets and liabilities and other	4,594

Net cash used in operating activities	(7)

Investing activities

Capital expenditures	(701)

Net cash used in investing activities	(701)

Financing activities

Proceeds from debtor-in-possession facility	29,067

Payments of debtor-in-possession facility	(28,010)

Payments of long-term debt and capital leases	(27)

Net cash provided by financing activities	1,030

Increase in cash and cash equivalents	322

Cash and cash equivalents, beginning of period	567

Cash and cash equivalents, end of period	$889

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003
(Dollars in thousands, except per share data)

C.     Basis of Presentation and Accounting Change

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, including adjustments of a normal and recurring nature as well as the impact of the Company’s Chapter 11 Filing. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. Operating results for the three months and ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Accounting Changes

In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. The provisions of FIN No. 46 are effective immediately for interests acquired in Variable Interest Entities (VIE) after January 31, 2003. The Company is required to account for interests in VIEs existing on January 31, 2003, under the provisions of FIN No. 46 as of July 1, 2003. The FIN addresses the consolidation of business enterprises of variable interest entities and certain required disclosures related to such relationships. The Company has determined that none of its investments meet the requirement for consolidation or disclosure under this FIN.

In May 2003, the FASB issued Statement of Financial Accounting Standards (FAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. FAS No. 150 is effective for the Company as of July 1, 2003. The provisions of FAS No. 150 had no impact on the condensed consolidated financial statements.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003
(Dollars in thousands, except per share data)

C.     Basis of Presentation and Accounting Change (continued)

Income Taxes

Actual income tax expense for the three month interim periods differ from the amounts computed by applying the U.S. Federal income tax rate of 35% to the income (loss) before income taxes because under FAS No. 109, Accounting for Income Taxes, the tax benefit related to the loss for these interim periods was required to be reserved in a valuation allowance due to the uncertainty regarding the ultimate realization of the tax benefit of such losses. The income tax expense recognized for the interim periods relates to income taxes on certain foreign subsidiaries’ income.

Stock Options

At September 30, 2003 the Company had four stock option plans. The Company accounts for these plans under the recognition and measurement principles (the “intrinsic value” method) of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table sets forth the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, to its stock options.

	Three Months Ended
	September 30,

	2003	2002

Net income (loss), as reported	$(6,372)	$(1,481)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax benefits	(167)	(464)

Pro forma net income (loss)	$(6,539)	$(1,945)

Earnings (loss) per share

(basic and diluted):

As reported	$(.27)	$(.18)

Pro forma	$(.27)	$(.20)

D.     Comprehensive Income (Loss)

For the quarters ended September 30, 2003 and 2002, the Company’s comprehensive income (loss) was $(6,146) and $(1,940), respectively. These amounts include net income (loss) and the Company’s other component of comprehensive income, foreign currency translation adjustments.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003
(Dollars in thousands, except per share data)

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

On May 29, 2003, Ruud Lighting, Inc. and its shareholders filed claims with the Bankruptcy Court in connection with the final settlement of purchase price, alleged breaches of the agreement and post closing administrative services of approximately $5,880. In addition, Ruud Lighting, Inc. filed claims with the Bankruptcy Court against the Company and its wholly-owned subsidiary, Venture Lighting International, Inc. relating to a product warranty claim in an amount exceeding $50,000. The Company, Ruud Lighting, Inc. and the Ruud Lighting shareholders entered into a settlement agreement dated September 8, 2003, settling the Ruud claims, as well as claims by the Debtors against Ruud Lighting, Inc. and its shareholders. Pursuant to the terms of the settlement, the original notes were cancelled and the Company received new notes from the Ruud Lighting, Inc. shareholders in the aggregate amount of $3,000. These notes are due December 1, 2006, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Debtors will be credited toward prepayment of the principal and interest on the notes. The Company will no longer be required to make payments on a non-cancelable operating lease for the unused Elkhorn, Wisconsin facility, but will receive from Ruud Lighting, Inc. one half of the amount of any sublease payments received. In addition, the agreement provides for mutual releases by the parties. The Bankruptcy Court issued a final order approving the settlement on October 16, 2003. As a result of this settlement, the Company recorded a loss of $1,003 in the quarter ended June 30, 2003. At September 30, 2003, as a result of the issuance of the final order approving the settlement, the Company recorded a reduction in its receivables from related parties of $2,786, a reduction in its liabilities subject to compromise of $1,463 and a reduction in its special charge accrual of $1,323.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003
(Dollars in thousands, except per share data)

F.     Financing Facilities

On June 30, 2003, the Debtors obtained a replacement Debtor-in-Possession credit facility (“Replacement DIP Facility”) from two lending institutions and repaid the secured debt owed to the existing bank group. The Replacement DIP Facility is comprised of an $18,500 revolving credit loan, a $5,000 Term A loan and a $13,500 Term B loan. Interest rates on the revolving credit loan are based on Libor plus 3% or Prime plus 1% with a minimum rate of 5.25% (5.25% at September 30, 2003). Interest rates on the Term A loan are based on Libor plus 5% or Prime plus 2% (6% at September 30, 2003). Interest rates on the Term B loan are based on Prime plus 6% with a minimum rate of 10.25% (10.25% at September 30, 2003). The Term A loan requires principal payments of $83 per month beginning October 1, 2003, while the Term B loan requires no principal payments. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. The Replacement DIP Facility carried a closing fee of $550. The Replacement DIP Facility originally extended to October 31, 2003 and does not require the Debtors to sell assets. The Company secured an amendment to the Replacement DIP Facility dated September 16, 2003, that extends the term to February 28, 2004, which would serve to extend the Replacement DIP Facility beyond the anticipated date of emergence from bankruptcy. The Bankruptcy Court issued a final order approving the extension on October 23, 2003. This facility must be replaced at the time of emergence from bankruptcy proceedings or February 28, 2004, whichever occurs first. A default of the Replacement DIP facility occurred upon the change in control that resulted from GE’s sale of its equity interests in the Company to Saratoga Lighting on August 15, 2003. The Company obtained a waiver for this default.

The Replacement DIP Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Sales, Collections, Disbursements, Minimum Adjusted EBITDA, Debt Ratio, and Capital Expenditures. At September 30, 2003, the Company was in compliance with the terms of the Replacement DIP Facility. The principal security for the Replacement DIP Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom and is cross-collateralized and secured with the revolving credit loan.

During fiscal 2002, the Company maintained a Bank Credit Facility provided by several financial institutions. The Bank Credit Facility consisted of a revolving credit loan of $25,000 and a term loan of $13,000. Interest rates on the revolving credit loans outstanding were based, at the Company’s option, on LIBOR plus 2.25% or the agent’s bank prime rate through December 12, 2001. From that date to March 31, 2002, interest rates on the revolving credit loans outstanding were based, at the Company’s option, on LIBOR plus 2.75% or the agent’s bank prime rate. The Company was also obligated to pay a commitment fee of .375% on the unused portion of the revolving credit loan. Interest rates on the term loan were based, at the Company’s option, on LIBOR plus 2.75% or the agent’s bank prime rate through December 12, 2001. From that date to March 31, 2002, interest rates on the term loan were based, at the Company’s option, on LIBOR plus 3.25% or the agent’s bank prime rate. At March 31, 2002, the Company was not in compliance with the financial covenant and obtained a waiver for the quarter then ended. The Bank Credit Facility was amended to provide for a new measurement period for this

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003
(Dollars in thousands, except per share data)

F.     Financing Arrangements (continued)

covenant commencing April 1, 2002, and the Company’s ability to elect LIBOR-based interest rates on its loans was suspended as of May 13, 2002. The agent bank’s prime rate was 4.75% at June 30, 2002.

As of June 30, 2002, the Company was also unable to meet its financial covenant and was in default under its Bank Credit Facility. As a result, on September 16, 2002, the Company entered into a Forbearance Agreement, which was subsequently amended and extended, with its bank group allowing the Company access to its existing revolving credit facility and precluding the acceleration of the Bank Credit Facility maturity until at least March 31, 2003. Under the Forbearance Agreement, interest rates under the Bank Credit Facility were increased to 2% over prime. The Forbearance Agreement, as amended, contained various requirements and milestones that the Company was required to meet, including not making the semi-annual interest payment on its $100,000 8% Senior Notes, which was due on September 16, 2002 and resulted in an Event of Default under the Senior Notes Indenture. The Indenture Trustee was instructed by the holders of more than 25% of the Senior Notes to declare the entire principal amount of the Senior Notes to be due and payable immediately. Additionally, the Company did not meet the covenant under the Forbearance Agreement to pursue an orderly sales process to sell its assets and repay the bank group with the proceeds from the sale. The Company on February 5, 2003 filed a petition for reorganization under Chapter 11 (see Note B) and has classified the 8% Senior Notes as a liability subject to compromise in the September 30 and June 30, 2003 balance sheets.

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

In March 1998, the Company sold $100,000 of Senior Notes due March 2008, resulting in net proceeds of approximately $96,150. The Notes are redeemable at the Company’s option, in whole or in part, at certain preset redemption prices. During August 2000, the Company completed an exchange offer to existing noteholders, which resulted in reducing the interest rate on the Notes to 8.0% from 8.5%. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. The Company did not make the semi-annual interest payments due on September 16, 2002 and March 15, 2003, and September 15, 2003. The Company has continued to accrue interest on the Notes at 8% through September 30, 2003, and accrued and unpaid interest on the Notes was $12,333 as of that date.

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
September 30, 2003
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

Saratoga Lighting Holdings, LLC (“Saratoga Lighting”) acquired all of the Common and Preferred shares owned by GE on August 15, 2003. As a result, Saratoga Lighting now holds 1,429,590 shares of Company Common Stock. The Series A Stock and the Common Stock held by Saratoga Lighting represent approximately 16.7% of the equity ownership of the Company at September 30, 2003. Saratoga Lighting has beneficial ownership of approximately 37.4% of the voting power of the Company.

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

The terms of the GE investment required that the Company maintain an interest coverage ratio over certain measurement periods. The Company failed to maintain the required interest coverage ratio over three measurement periods. As a result of the failure to maintain the interest coverage ratio GE has (subject to its agreement with Saratoga Lighting): (i) the ability to vote the number of shares currently voted by the CEO of the Company and Alan J. Ruud, totaling approximately 5.6 million shares at September 30, 2003, (ii) the option to purchase shares from the CEO of the Company and Alan J. Ruud which, together with the shares owned by GE, would represent 25% of the voting power of the Company, (iii) the right to receive from the Company an additional warrant to purchase approximately 6.75 million shares at $.63055 per share (the average of the closing prices for the 20 trading days ended September 30, 2002), and (iv) the right to receive from the Company an additional warrant to purchase approximately 18,000 shares at $.298 per share (the average of the closing prices for the 20 trading days ended December 31, 2002). Neither GE nor Saratoga is required to purchase additional shares of the Company.

The number of shares that GE owned or had the right to acquire and/or vote immediately following the third failure to maintain the coverage ratio exceeded 35% of the voting power of the Company. The number of shares that Saratoga Lighting now owns and has the right to acquire (subject to Company

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003
(Dollars in thousands, except per share data)

G.	General Electric Company Investment and Sale of General Electric Company Investment to Saratoga Lighting Holdings, LLC (continued)

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

The fair value of the warrants issuable to GE (subject to its agreement with Saratoga Lighting) is estimated to be $2,098 based on the Black-Scholes option pricing model and using an expected volatility of 78%, risk-free interest rate of 4.00%, and an expected life of 10 years with no dividend yield. The estimated value of the 6.75 million share warrant is reflected in the calculation of earnings per share (see Note I).

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

Interest on the loan now accrues at the same rate that the Company pays on its credit facility. Interest due of $169 in the first quarter of fiscal 2004, $829 in fiscal 2003, $674 in fiscal 2002 has not been paid or recognized as interest income. The loan may be accelerated if the CEO ceases to be employed by the Company as a result of his voluntary resignation or termination for cause.

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

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003
(Dollars in thousands, except per share data)

H.	Related Party Transaction (continued)

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

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003
(Dollars in thousands, except per share data)

I.	Earnings Per Share

Earnings (loss) per share is computed as follows:

	Three Months Ended
	September 30,

	2003	2002

Income available to common shareholders:

Net income (loss)	(6,372)	(1,481)

Preferred shares accretion	—	(699)

Warrants issuable to General Electric Company	—	(2,093)

Net income (loss) attributable to common shareholders	$(6,372)	$(4,273)

Weighted average shares — basic and diluted

Outstanding at beginning of period	23,807	23,588

Issued pursuant to employee stock purchase plan	—	7

Issued pursuant to 401(k) plan	—	33

Weighted average shares — basic and diluted	23,807	23,628

Earnings (loss) per share attributable to common shareholders — basic and diluted	$(.27)	$(.18)

At September 30, 2003, options and warrants (including issuable warrants) to purchase shares totaled 9,680,350, but were not included in the calculations of diluted earnings per share because their inclusion would have been antidilutive. Options and warrants (including issuable warrants) to purchase shares totaled 10,009,928 at September 30, 2002, but were not included in the calculations of diluted earnings per share because their inclusion would have been antidilutive.

As a result of the bankruptcy and the Saratoga Lighting transaction, the Company discontinued preferred share accretion as of March 31, 2003.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003
(Dollars in thousands, except per share data)

J.	Contingencies

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

Ruud Lighting, Inc. has incorporated certain of the Company’s power supply components into an innovative metal halide fixture. Although the rate of failure of the Company’s power supply components is consistent with historical and industry failure rates, Ruud Lighting, Inc. has advised the Company that it has received some complaints from customers due to a particular mode of failure. Certain customers have requested replacements to prevent any additional such failures. On May 29, 2003, Ruud Lighting, Inc. filed a “contingent warranty” claim with the Bankruptcy Court relating to replacements for all such fixtures and estimated the total cost of these replacements to be approximately $50,000.

The Company, Ruud Lighting, Inc. and the Ruud Lighting shareholders entered into a settlement agreement dated September 8, 2003, settling the Ruud claims, as well as claims by the Debtors against Ruud Lighting, Inc. and its shareholders (See Note E). The Bankruptcy Court issued a final order approving the settlement on October 16, 2003. As a result of this settlement, the Company recorded a loss of $1,003 in the quarter ended June 30, 2003. At September 30, 2003, as a result of the issuance of the final order approving the settlement, the Company recorded a reduction in its receivables from related parties of $2,786, a reduction in its liabilities subject to compromise of $1,463 and a reduction in its special charge accrual of $1,323.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share amounts)

This report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. On February 5, 2003, the Company and six of its United States subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the Untied States Bankruptcy Code. The operation of the Company and its subsidiaries under the protection of the bankruptcy court involves risks and uncertainties, including uncertainties associated with the restructuring process, the ability of the Company to successfully emerge from bankruptcy, the ability of the Company to operate successfully during the reorganization proceedings, and disruptions to the Company’s business relationships during the restructuring process. The Company currently has an agreement with two financial institutions under a debtor-in-possession financing facility (“DIP Facility”) to continue to provide financing until February 28, 2004. The sale process, and the consummation of the sale of such assets, may have an adverse effect on the Company’s ability to operate successfully and to successfully emerge from bankruptcy. Other risks and uncertainties include the strength of the recovery of the U.S. economy, the Company’s financing plans, trends affecting the Company’s financial condition or results of operations, continued growth of the metal halide lighting market, the Company’s operating strategy and growth strategy, potential acquisitions or joint ventures by the Company, the declaration and payment of dividends, litigation affecting the Company, the timely development and market acceptance of new products, the possibility that any success at Deposition Sciences, Inc. (an ADLT subsidiary) will not be reflected in the value of the ADLT common stock, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed in the Company’s Form 10-K for the fiscal year ended June 30, 2003, in particular, see “Risk Factors.” For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

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

Background of Filing—In the fourth quarter of fiscal 2002, the Company incurred a loss from operations and at June 30, 2002 was in default on its fourth quarter fixed charge coverage ratio under its then existing Bank Credit Facility. On September 16, 2002 ADLT and its bank group entered into a Forbearance Agreement. At the end of the second quarter of fiscal 2003 the Company was in default under the Forbearance Agreement. In addition, in accordance with the terms of the Forbearance Agreement, the Company did not make the September 16, 2002 semi-annual interest payment on its 8% Senior Notes which resulted in an Event of Default under the Senior Notes Indenture. As a result of the defaults, the trustee for the noteholders declared all principal and interest due and payable immediately on the 8% Senior Notes. The Filing by ADLT was made since it did not have the available funds to pay the noteholders and because of the uncertainty of the willingness of the bank group to grant continued forbearance under acceptable terms. These defaults are discussed in more detail in Note F to the Condensed Consolidated Financial Statements. Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the repayment of its Debtor-in-Possession Facility and 8% Senior Notes.

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

On June 30, 2003, the Debtors obtained a new Debtor-in-Possession credit facility from two financial institutions (the “Replacement DIP Facility”). Proceeds from the Replacement DIP Facility were used to repay the Debtors’ original Debtor-in-Possession credit facility (the “Original DIP Facility”) and all remaining amounts due on the existing secured Bank Credit Facility. The Replacement DIP Facility consists of a revolving loan, and two term loans. The revolving loan facility allows the Debtors to incur up to $18,500 in revolving loans, subject to the availability of adequate collateral. The revolving loan bears interest at the prime rate plus 1% or at the London Interbank Borrowing Rate (“LIBOR”) plus 3%. One of the term loans is in the amount of $5,000, bears interest at the prime rate of interest plus 2% or at LIBOR plus 5%, and requires principal payments of $83 per month beginning October 1, 2003. The other term loan is in the amount of $13,500 and bears interest it the prime rate of interest plus 6% per annum, with payment of 2% per annum deferred until maturity. The Replacement DIP Facility has a maturity of October 31, 2003. The Bankruptcy Court issued a final order approving the Replacement DIP Facility on June 25, 2003. On September 16, 2003, the debtors and these financial institutions entered into an amendment of the Replacement DIP Facility to extend the maturity through February 28, 2004. The Bankruptcy Court issued a final order approving the extension of the Replacement DIP Facility on October 23, 2003.

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

On August 15, 2003, GE sold its equity interests in the Company to Saratoga Lighting Holdings LLC (“Saratoga Lighting”) for cash consideration of $12,000. Immediately following the Saratoga Lighting’s purchase of the GE equity interests, and in accordance with the agreement between Saratoga Lighting and GE, Messrs. Breen and Mohn, who had been nominated by GE to the Company’s Board of Directors, resigned as directors of the Company. Following such acquisition, Saratoga Lighting informed the Company’s directors that it would not support the Noteholder Plan. As a result, the Company’s Board of Directors determined that there was a substantial risk that the Noteholder Plan was not confirmable. The Company’s Board of Directors approved a revised Plan of Reorganization (the “Saratoga Joint Plan”) on August 15, 2003. The Saratoga Joint Plan provides substantially the same treatment for creditors of the Company as under the Original Plan except as otherwise noted herein. In particular, the Saratoga Joint Plan provided that the $100,000 8% Senior Notes and unpaid interest due on such Notes will be exchanged for new notes having a principal amount of approximately $108,000. The unsecured creditors will be offered the option to be paid 85% of the amounts of their claims shortly after the effective date of the Saratoga Joint Plan or 100% of the amounts of their claims, plus interest, over one year. The preferred shareholder will receive, in exchange for the existing Series A Stock and an $18,000 cash investment, new redeemable preferred stock and approximately 90.8% of the common stock. The Company will establish a new management incentive plan which would have shares available equal to approximately 9.2% of the common stock. Under the Saratoga Joint Plan as originally filed, the holders of the Company’s Common Stock, including holders of existing warrants and options who acquire shares pursuant to the terms of such instruments, would have received the same consideration as under the Noteholder Plan. Under the amended Saratoga Joint Plan, filed October 3, 2003, the Company would provide the common shareholders with the benefit of certain equity investments held by the Company, in Fiberstars, Inc. and Hexagram, Inc., as well as a possible future payment, based on 3% of amounts received by Saratoga Lighting after providing investors with a return of capital plus an agreed rate of return, as more fully described in the amended Saratoga Joint Plan. The Saratoga Joint Plan also provides for incentives to GE for incremental purchases from the Company (other than APL Engineered Materials, Inc.) and management fees to an affiliate of Saratoga Lighting.

On October 28, 2003, the Company, Saratoga, the Creditor’s Committee and certain holders of the Company’s 8% Senior Notes agreed, subject to Bankruptcy Court approval, to amend the Saratoga Joint Plan. The Bankruptcy Court approved the agreement and a supplement to the disclosure statement describing the terms of the agreement on October 30, 2003 and the above named parties entered into the agreement to amend the Saratoga Joint Plan on October 31, 2003. The amendments provide that the aggregate principal amount of the New Notes to be issued to holders of the 8% Senior Notes be set at $114,400, subject to adjustment if the Company emerges from bankruptcy protection after January 1, 2004, the interest rate on the New Notes be set at 11%, and the maturity date of the New Notes be set at March 31, 2009 and place certain limitations on transactions involving the CEO of the Company. The parties to the agreement have agreed to support the Saratoga Joint Plan following implementation of these amendments.

The description of the Saratoga Joint Plan is subject to revision and completion by the Debtors and to review and approval by the Bankruptcy Court. The Debtors can give no assurance that the Saratoga Joint Plan will be approved by the Bankruptcy Court, that the Saratoga Joint Plan will receive the required approvals of the creditors and, if necessary, equity securityholders of the Debtors, or that the Debtors will be able to implement the Saratoga Joint Plan.

Upon the confirmation of a plan of reorganization the Company’s investment banker will receive, in addition to monthly fees and reimbursement of expenses, fees based on formulas contained in the Company’s agreement with the investment banker, which will aggregate between $1,000 and $3,000. All such fees are subject to Bankruptcy Court approval. The Company recorded $1,000 of fees as reorganization expenses in fiscal 2003 and $2,000 in the first quarter of fiscal 2004.

Saratoga Lighting Holdings, LLC Investment

On October 6, 1999, General Electric Company (“GE”) completed an investment in the Company of $20,554. In exchange for the investment, GE received 761,250 shares of the Company’s newly created Series A Stock convertible at any time into 3,045,000 shares of Company Common Stock (subject to adjustment). GE also received a Warrant (the “Initial Warrant”) which GE exercised to acquire 998,703 shares of Common Stock, increasing its holdings to 1,429,590 shares of Company Common Stock. Pursuant to the terms of the stock purchase agreement with GE, GE provided the Company with candidates for the Company’s Board of Directors who are not directors, officers, employees or 10% shareholders of GE. The Company was required to cause the number of such candidates serving on the Board to be equal to the greater of 20% of the number of members of the Board or the number of members which most nearly corresponds to GE’s percentage ownership interest in the Company.

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

On May 29, 2003, Ruud Lighting, Inc. and its shareholders filed claims with the Bankruptcy Court in connection with the final settlement of purchase price, alleged breaches of the agreement and post closing administrative services of approximately $5,880. In addition, Ruud Lighting, Inc. filed claims with the Bankruptcy Court against the Company and its wholly-owned subsidiary, Venture Lighting International, Inc. relating to a product warranty claim in an amount exceeding $50,000. The Company, Ruud Lighting, Inc. and the Ruud Lighting shareholders entered into a settlement agreement dated September 8, 2003, settling the Ruud claims, as well as claims by the Debtors against Ruud Lighting, Inc. and its shareholders. Pursuant to the terms of the settlement, the original notes were cancelled and the Company received new notes from the Ruud Lighting, Inc. shareholders in the aggregate amount of $3,000. These notes are due December 1, 2006, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Debtors will be credited toward prepayment of the principal and interest on the notes. The Company will no longer be required to make payments on a non-cancelable operating lease for the unused Elkhorn, Wisconsin facility, but will receive from Ruud Lighting, Inc. one half of the amount of any sublease payments received. In addition, the agreement provides for mutual releases by the parties. The Bankruptcy Court issued a final order approving the settlement on October 16, 2003. As a result of this settlement, the Company recorded a loss of $1,003 in the quarter ended June 30, 2003. At September 30, 2003, as a result of the issuance of the final order approving the settlement, the Company recorded a reduction in its receivables from related parties of $2,786, a reduction in its liabilities subject to compromise of $1,463 and a reduction in its special charge accrual of $1,323.

Results of Operations – Selected Items as a Percentage of Net Sales

     The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the indicated periods:

	Three Months Ended
	September 30,

	2003	2002

Net sales	100.0%	100.0%

Costs and expenses:

Cost of sales	61.5	64.1

Marketing and selling	16.1	16.8

Research and development	4.2	4.9

General and administrative	9.4	9.6

Gain on sale of property	—	(0.2)

Amortization of intangible assets	0.3	0.3

Income from operations	8.5	4.5

Other income (expense):

Interest expense	(10.4)	(8.3)

Interest income	0.3	0.4

Income from investments	0.0	—

Reorganization expenses	(17.1)	—

Income (loss) before income taxes and minority interest	(18.7)	(3.4)

Income tax expense	0.3	0.8

Income (loss) before minority interest	(19.0)	(4.2)

Minority interest in income of consolidated subsidiary	(0.4)	(0.2)

Net income (loss)	(19.4%)	(4.4%)

Factors that have affected the results of operations for the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 are discussed below.

Quarter Ended September 30, 2003 Compared with Quarter Ended September 30, 2002

Net Sales. Net sales decreased 2.2 % to $32,832 in the first quarter of fiscal 2004 from $33,587 in the first quarter of fiscal 2003. First quarter metal halide sales decreased 3% to $25,162 compared with $25,838 in the same period last year. This decrease in metal halide sales is the result of a 10% decrease in U.S. metal halide sales.

Fiscal 2004 first quarter sales of the Company’s second-generation metal halide lighting product line, Uni-Form® pulse start, declined 11% to $7,449 from $8,378 in the comparable quarter a year ago. Sales of APL materials decreased 3% over the same quarter a year ago. Geographically, these materials sales decreased 13% in the U.S. and increased 3% outside the U.S. Non-metal halide lighting sales remained flat compared with the year ago period.

Lighting sales inside the U.S. decreased 9% in the first quarter of fiscal 2004 as compared to the same period a year ago. Lighting sales outside the U.S. increased 5% in total, but were flat excluding the production equipment sales into China.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

DSI’s telecommunication product sales for the first quarter of fiscal 2003 were $196, an increase of 32% from $148 in the first quarter of fiscal 2003. Sales of DSI’s non-telecom materials and equipment declined 6% to $3,184 in the first quarter of fiscal 2004 from $3,387 in the first quarter of fiscal 2003. In spite of this slight decline, the Company is expecting DSI to experience moderate growth in fiscal 2004.

Cost of Sales. Cost of sales decreased 6.3% to $20,179 in the first quarter of fiscal 2004 from $21,537 in the first quarter of fiscal 2003. As a percentage of net sales, cost of sales decreased to 61.5% in the first quarter of fiscal 2004 from 64.1% in the first quarter of fiscal 2003. The reduction in cost of sales as a percentage of sales is primarily due to the transfer of lamp and power supply production to India and improvements in cost management.

Marketing and Selling Expenses. Marketing and selling expenses decreased 6.0% to $5,301 in the first quarter of fiscal 2004 from $5,637 in the first quarter of fiscal 2003. As a percentage of net sales, marketing and selling expenses declined to 16.1% in the first quarter of fiscal 2004 from 16.8% in the first quarter of fiscal 2003 due to an emphasis on cost reduction.

Research and Development Expenses. Research and development expenses decreased 15.2% in the first quarter of fiscal 2004 to $1,386 from $1,634 in the first quarter of fiscal 2003. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and, (iv) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies;. As a percentage of net sales, research and development expenses decreased to 4.2% in the first quarter of fiscal 2004 from 4.9% in the first quarter of fiscal 2003. In spite of the Company’s commitment to generate positive operating cash flow, the Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses of $3,089 were 4.5% lower in the first quarter of fiscal 2004 compared to $3,233 in the first quarter of fiscal 2003. The reduction was primarily due to a reduction in corporate costs, primarily professional services.

Gain on Sale of Property. The Company recorded a gain on the sale of property of $62 in the first quarter of fiscal 2003 related to the sale of a building in Middletown, Rhode Island that formerly served as a fixture manufacturing facility.

Amortization of Intangible Assets. Amortization expense of $88 in the first quarter of fiscal 2004 was comparable to amortization expense of $85 in the first quarter of fiscal 2003.

Income from Operations. As a result of the items noted above, the Company realized income from operations in the first quarter of fiscal 2004 of $2,789 as compared to $1,523 in the year ago period.

Interest Expense. Interest expense increased to $3,420 in the first quarter of fiscal 2004 from $2,789 in the first quarter of fiscal 2003. The Company continued to accrue interest on its $100,000 of 8% Senior Notes through September 30, 2003. The increase in interest expense is primarily due to the amortization of deferred loan costs related to the Company’s Replacement DIP Facility that totaled $558 in the first quarter of fiscal 2004.

Interest Income. Interest income decreased to $83 in the first quarter of fiscal 2004 from $138 in the first quarter of fiscal 2003 due to the settlement with Ruud Lighting, Inc and its shareholders, which lowered the amount of notes receivable from related parties.

Income from Investments. The income from investments in the first quarter of fiscal 2004 of $16 and the first quarter of fiscal 2003 of $1 represents the equity loss from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products.

Reorganization Expenses. Reorganization expenses, totaling $5,623 in the first quarter, reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy. The Company will continue to incur similar costs in the next quarter.

Income (Loss) before Income Taxes and Minority Interest. The Company had a loss before income taxes and minority interest of $(6,155) in the first quarter of fiscal 2004 as compared to a loss before income taxes and minority interest of $(1,127) in the first quarter of fiscal 2003. The loss in the first quarter of fiscal 2004 includes reorganization expenses of $5,623.

Income Tax Expense. Income tax expense was $88 for the first quarter of fiscal 2004 as compared to $277 in the first quarter of fiscal 2003. The income tax expense in both quarters related to certain of the Company’s foreign operations.

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

Liquidity and Capital Resources

The Company’s sources of liquidity include cash and cash equivalents from operations and amounts primarily available under its Debtor-in-Possession credit facility (the “Replacement DIP Facility”). See Note F to the Condensed Consolidated Financial Statements for a description of the Replacement DIP Facility. The payment of interest on the $100,000 8% Senior Notes ($12,333 accrued at September 30, 2003) has been suspended by the Chapter 11 bankruptcy filing on February 5, 2003. While the Company did not make the semi-annual interest payments due September 16, 2002, March 15, 2003, and September 15, 2003, its liquidity will continue to be impacted by the uncertainty of the bankruptcy proceedings, including restructuring and settlement of prepetition obligations, the restructuring of the Senior Notes, the payment of professional fees related to the bankruptcy, the terms of the Replacement DIP Facility and the ability to obtain other financing. Also, liquidity will be affected by, among other things, the demand for the Company’s products, the availability and amount of trade credit and other business and operational issues. As a result of these uncertainties, there can be no assurance that existing or future sources of liquidity will be adequate. However, management believes that the Company’s reorganization and refinancing matters can be resolved in the Chapter 11 Bankruptcy filing and based on its current estimates, the Company should have adequate liquidity pending the acceptance of a Plan of Reorganization by its creditors.

On June 30, 2003, the Debtors obtained the Replacement DIP Facility from two financial institutions and repaid the secured debt owed to the existing bank group. The Replacement DIP Facility is comprised of an $18,500 revolving credit loan, a $5,000 Term A loan and a $13,500 Term B loan. Interest rates on the revolving credit loan are based on Libor plus 3% or Prime plus 1% with a minimum of 5.25% (5.25% at September 30, 2003). Interest rates on the Term A loan are based on Libor plus 5% or Prime plus 2% (6% at September 30, 2003). Interest rates on the Term B loan are based on Prime plus 6% with a minimum of 10.25% (10.25% at September 30, 2003). The Term A loan requires principal payments of $83 per month beginning October 1, 2003, while the Term B loan requires no principal payments. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. The Replacement DIP Facility carried a closing fee of $550. The Replacement DIP Facility originally extended to October 31, 2003 and does not require the Debtors to sell assets. The Company secured an amendment to the Replacement DIP Facility dated September 16, 2003, that extends the term to February 28, 2004, which would serve to extend the Replacement DIP Facility beyond the anticipated date of emergence from bankruptcy. The Bankruptcy Court issued a final order approving the extension on October 23, 2003. This facility must be replaced at the time of emergence from bankruptcy proceedings or February 28, 2004, whichever occurs first. The Debtors expect that the lenders under the Replacement DIP Facility will make replacement financing available at the time of the Debtors’ emergence from bankruptcy proceedings. A default of the Replacement DIP facility occurred upon the change in control that resulted from GE’s sale of its equity interests in the Company to Saratoga Lighting on August 15, 2003. The Company obtained a waiver for this default.

The Replacement DIP Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Sales, Collections, Disbursements, Minimum Adjusted EBITDA, Debt Ratio, and Capital Expenditures. At September 30, 2003, the Company was in compliance with the terms of the Replacement DIP Facility. The principal security for the Replacement DIP Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom and is cross-collateralized and secured with the revolving credit loan.

Cash decreased $166 during the first quarter of fiscal 2004. Cash provided by operating activities totaled $800, cash used in investing activities totaled $988, and cash provided by financing activities totaled $22.

Net Cash Provided by Operating Activities. Net cash provided by operating activities totaled $800 in first quarter of fiscal 2004 and $3,391 in the first quarter of fiscal 2003. The most significant difference between the two quarters is that the Company made cash payments of $3,900 related to reorganization expenses in fiscal 2004 as compared to no such payments in the first quarter of fiscal 2003. The Company did not make the $4,000 payments due September 15, 2002 or September 15, 2003 related to the Company’s $100,000 of 8% Senior Notes.

Net Cash Provided by (Used in) Investing Activities. In the first quarter of fiscal 2004, net cash used in investing activities totaled $988, all of which related to capital expenditures for plant and equipment, primarily machinery and equipment to improve production processes, which should result in increased productivity and capacity. The Company plans to limit its capital expenditure program for the next twelve months and estimates its capital expenditures will approximate $5,400 in fiscal 2004. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates. The outflow for capital expenditures in the first quarter of fiscal 2003 was partially offset by the sale of the building in Middletown, Rhode Island that formerly served as a fixture manufacturing facility.

Net Cash Provided by (Used in) Financing Activities. In the first quarter of fiscal 2004, net cash provided by financing activities was $22, representing net proceeds from the Replacement DIP Facility of $1,057 net of payments of long-term debt of $1,035.

The interest-bearing obligations of the Company totaled $134,548 as of September 30, 2003, and consisted of: $26,183 of borrowings under the DIP Facility; $100,000 of 8% Senior Notes; mortgages of $4,912; a promissory note of $1,970; and, obligations of foreign subsidiaries and other debt of $1,483.

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

Interest on the loan now accrues at the same rate that the Company pays on its credit facility. Interest due of $169 in the first quarter of fiscal 2004, $829 in fiscal 2003 and $674 in fiscal 2002 has not been paid or recognized as interest income. The loan may be accelerated if the CEO ceases to be employed by the Company as a result of his voluntary resignation or termination for cause.

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

We have identified the following policies as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note C of the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the Period Ended June 30, 2003.

Valuation of Accounts and Notes Receivable and Loan Receivable from Officer

Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $31,312, net of an allowance of $1,016 as of September 30, 2003.

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

The Company has a loan receivable from an officer. Management periodically evaluates the adequacy of the underlying assets to repay this loan and when it estimates the proceeds from the sale of such assets are not adequate records a reserve. Based on its estimates, Management recorded an impairment charge of $2,700 on the loan receivable during fiscal 2003 and $7,100 during fiscal 2002. No interest related to the loan has been recorded in fiscal 2004, 2003 and 2002. The loan receivable from officer balance was $4,344, net of a valuation reserve of $9,800 at September 30, 2003.

Valuation of Investments

The Company has certain investments in both privately-held and publicly-held companies that are primarily in lighting-related businesses. The investments in privately-held companies, which are accounted for under the cost method, are inherently risky since there is no readily available market for these investments, and some of the companies are in foreign countries. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the respective company’s industry, the strength of the private equity markets, the foreign currency markets and overall general market conditions. In fiscal 2003, the Company recorded a charge of $703 related to impairment of its investment in a foreign joint venture involved in the manufacturing of metal halide lamps. Although the market value of these investments is not readily determinable, management believes their current fair values approximate or exceed their carrying values as of September 30, 2003. However, in light of the circumstances noted above, it is possible that the fair value of these investments could decline in future periods. The market price for publicly-held Fiberstars, Inc., a marketer and distributor of fiber optic lighting products, can fluctuate significantly because the company’s stock is thinly traded and, thus the current market price may not necessarily reflect the value of the Company’s investment. The Company’s investment in the common stock of Fiberstars, which is accounted for under the equity method, together with the Company’s warrant to purchase additional shares of Fiberstars, are evaluated whenever there is an impairment indicator based on the market price of the common stock. Any future negative changes in the market price of the common stock of this company could result in a significant reduction in the carrying value of the Company’s investment.

Valuation of Long-Lived Assets

Effective July 1, 2001 the Company adopted Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Other Intangible Assets, and accordingly, ceased its amortization of any remaining goodwill. The Company evaluates goodwill for impairment at least annually and whenever there is an impairment indicator using the fair value guidelines of FAS No. 142. As of September 30, 2003 the Company had approximately $4,490 of goodwill, net of amortization.

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

Deferred Tax Assets

The Company had approximately $71,100 of net deferred tax assets related principally to certain unused tax credits and loss carryforwards as of June 30, 2003. The realization of these assets is based upon the Company generating future taxable income. Due to the Company’s historical results it is uncertain as to when it will realize taxable income that will allow it to utilize its tax credits and loss carryforwards and, accordingly, has recorded a valuation allowance of approximately $71,100. Additionally, on August 15, 2003, Saratoga Lighting purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which will limit the annual net operating loss and tax credit carryforwards the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code. This limitation is effective with the fiscal year ending June 30, 2004. Management will continue to evaluate the realization of these deferred tax assets that are subject to the Company’s future operations which are influenced by the overall business environment, which is difficult to predict and beyond the control of the Company. To the extent that the Company generates taxable income in the future, a decrease in the valuation allowance would be required to recognize the deferred tax assets.

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

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Recognition and measurement provisions of FIN No. 45 become effective for guarantees issued or modified on or after January 1, 2003.

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

In January 2003, the FASB issued FIN No. 46 Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. The provisions of FIN No. 46 are effective immediately for interests acquired in Variable Interest Entities (VIE) after January 31, 2003. The Company is required to account for interests in VIEs existing on January 31, 2003, under the provisions of FIN No. 46 as of July 1, 2003, the beginning of the Company’s fiscal 2004 first quarter. The FIN addresses the consolidation of business enterprises of variable interest entities and certain required disclosures related to such relationships. The Company has determined that none of its investments meet the requirement for consolidation or disclosure under this FIN.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. FAS No. 150 is effective for the Company as of July 1, 2003. The provisions of FAS No. 150 had no impact on the condensed consolidated financial statements.

Foreign Currency

Approximately 31% of the Company’s net sales in fiscal 2003 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars, Canadian dollars, and Japanese yen. A weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2003, there have been no material changes in the reported market risks presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Item 4. Controls and Procedures

The Company evaluated the design and operation of its disclosure controls and procedures as of September 30, 2003, to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer. The principal executive officer and principal financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

Item 1. Legal Proceedings

The information included in Note J of the “Notes to Condensed Consolidated Financial Statements (Unaudited)” included in this Report on Form 10-Q is hereby incorporated by reference.

Item 3. Defaults Upon Senior Securities

On September 16, 2002 ADLT and its bank group entered into a Forbearance Agreement that prevented the Company from making the September 16, 2002 interest payment on its Senior Notes due 2008. As a result, the Trustee under the Senior Notes has declared all principal and interest to be immediately due and payable. As of November 14, 2003, the accrued and unpaid interest on the Senior Notes is $13,333. The information included in Note F of the “Notes to Condensed Consolidated Financial Statements (Unaudited)” included in this Report on Form 10-Q is hereby incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit		Incorporated
Number	Title	by Reference

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(1)

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997	(1)

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(2)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(3)

3.5	Code of Regulations	(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

10.1	Consent and First Amendment to Loan and Security Agreement dated as of July 25, 2003 by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender and Wells Fargo Foothill, Inc. as Agent and Lender

10.2	Second Amendment to Loan and Security Agreement dated as of August 21, 2003 by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender and Wells Fargo Foothill, Inc. as Agent and Lender

(a)  Exhibits (continued)

Exhibit		Incorporated
Number	Title	by Reference

10.3	Third Amendment to Loan and Security Agreement dated as of September 30, 2003 by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender and Wells Fargo Foothill, Inc. as Agent and Lender

10.4	Settlement Agreement dated as of September 8, 2003 by and among Advanced Lighting Technologies, Inc., Venture Lighting International, Inc., Ruud Lighting, Inc., Alan J. Ruud, Susan Ruud, Theodore O. Sokoly, Christopher A. Ruud, and Cynthia A. Johnson

10.5	Reorganization Plan, Lock-up and Voting Agreement dated as of October 31, 2003

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Supplement to Disclosure Statement with respect to Third Amended Chapter 11 Plan of Reorganization dated October 3, 2003

(1)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(2)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(3)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(b)	Reports on Form 8-K

No Reports on Form 8-K were filed during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: November 12, 2003	By: /s/ Wayne R. Hellman Wayne R. Hellman Chief Executive Officer

Date: November 12, 2003	By: /s/ Steven C. Potts Steven C. Potts Chief Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated
Number	Title	by Reference

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(1)

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997	(1)

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(2)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(3)

3.5	Code of Regulations	(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

10.1	Consent and First Amendment to Loan and Security Agreement dated as of July 25, 2003 by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender and Wells Fargo Foothill, Inc. as Agent and Lender

10.2	Second Amendment to Loan and Security Agreement dated as of August 21, 2003 by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender and Wells Fargo Foothill, Inc. as Agent and Lender

10.3	Third Amendment to Loan and Security Agreement dated as of September 30, 2003 by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender and Wells Fargo Foothill, Inc. as Agent and Lender

10.4	Settlement Agreement dated as of September 8, 2003 by and among Advanced Lighting Technologies, Inc., Venture Lighting International, Inc., Ruud Lighting, Inc., Alan J. Ruud, Susan Ruud, Theodore O. Sokoly, Christopher A. Ruud, and Cynthia A. Johnson

10.5	Reorganization Plan, Lock-Up and Voting Agreement dated as of October 31, 2003

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.3	Rule 13a-14(a)/15d-14(a) Certification

31.4	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Supplement to Disclosure Statement with respect to Third Amended Chapter 11 Plan of Reorganization dated October 3, 2003

(1)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(2)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(3)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.