Form 10-Q
period 2003-12-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2004-03-18
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   [X]   No  [   ]

There were 1,000 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of December 31, 2003.

INDEX

Advanced Lighting Technologies, Inc.

		Page No.
Part I	Financial Information
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets – December 31, 2003 and June 30, 2003	2
	Condensed Consolidated Statements of Operations – Three months ended December 31, 2003 and 2002 and six months ended December 31, 2003 and 2002	4
	Condensed Consolidated Statement of Shareholders’ Equity – Six months ended December 31, 2003	5
	Condensed Consolidated Statements of Cash Flows – Six months ended December 31, 2003 and 2002	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	33
Part II	Other Information
Item 1.	Legal Proceedings	34
Item 3.	Defaults Upon Senior Securities	34
Item 6.	Exhibits and Reports on Form 8-K	34
Signatures		36
EX-3.5 Certificate of Amendment for Shareholders
EX-3.6 Certificate of Amendment of Directors
EX-10.1 Amended-Restated Loan & Security Agreement
EX-10.2 2003 Equity Incentive Plan
EX-10.3 Employment Agreement-Hellman
EX-10.4 Employment Agreement-Schoolenberg
EX-10.5 Management Services Agreement
EX-12 Computation of Ratio of Earnings
EX-31.1 Section 302 Certification
EX-31.2 Section 903 Certification
EX-32.1 Section 906 Certification
EX-32.2 Section 906 Certification

Advanced Lighting Technologies, Inc.

Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	Reorganized	Predecessor
	Company	Company
	December 31,	June 30,
	2003	2003
Assets
Current assets:
Cash and cash equivalents	$9,635	$4,167
Trade receivables, less allowances of $727 and $979	28,982	31,312
Inventories:
Finished goods	15,156	15,242
Raw materials and work-in-process	7,902	8,693

	23,058	23,935
Prepaid expenses	2,513	1,374

Total current assets	64,188	60,788
Property, plant and equipment:
Land and buildings	18,030	33,822
Machinery and equipment	27,029	72,583
Furniture and fixtures	1,371	17,912

	46,430	124,317
Less accumulated depreciation	—	35,981

	46,430	88,336
Receivables from related parties	4,279	6,463
Investments in affiliates	1,417	8,668
Other assets	4,064	2,976
Intangible assets, net	24,675	2,572
Goodwill	51,256	4,473

	$196,309	$174,276

See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	Reorganized	Predecessor
	Company	Company
	December 31,	June 30,
	2003	2003
Liabilities and shareholders’ equity
Liabilities not subject to compromise:
Current liabilities:
Short-term debt and current portion of long-term debt	$5,060	$2,241
Accounts payable	14,421	10,814
Payables to related parties	2,219	790
Employee-related liabilities	3,551	2,895
Accrued income and other taxes	1,905	1,294
Other accrued expenses	9,862	6,839
Debtor-in-Possession Facility	—	25,126

Total current liabilities	37,018	49,999
Long-term debt	128,072	5,324

Total liabilities not subject to compromise	165,090	55,323
Liabilities subject to compromise	—	116,214

Total liabilities	165,090	171,537
Minority interest	1,219	968
New preferred stock, $.001 par value, 239 shares authorized; 29 shares issued and outstanding	29,000	—
Old preferred stock, $.001 par value, 1,000 shares authorized; 761 Series A convertible redeemable shares issued and outstanding	—	24,475
Common shareholders’ equity (deficit)
New common stock, $.001 par value, 80,000 shares authorized; 1 share issued and outstanding	1	—
Old common stock, $.001 par value, 80,000 shares authorized, 23,807 shares issued and outstanding	—	24
Paid-in-capital	999	212,724
Accumulated other comprehensive income (loss)	—	(640)
Loan and interest receivable from officer, less reserve of $9,800	—	(4,344)
Retained earnings (accumulated deficit)	—	(230,468)

	1,000	(22,704)

	$196,309	$174,276

See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands)

	Predecessor Company		Predecessor Company
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Net sales	$37,678	$38,133	$70,510	$71,720
Costs and expenses:
Cost of sales	23,182	24,705	43,361	46,242
Marketing and selling	6,010	5,714	11,311	11,351
Research and development	1,709	1,477	3,095	3,111
General and administrative	3,119	3,073	6,208	6,306
Provision for loan impairment	—	2,700	—	2,700
Refinancing and non-recurring items	—	2,303	—	2,303
Gain on sale of property	—	—	—	(62)
Special charges and asset impairment	—	6,714	—	6,714
Amortization of intangible assets	89	85	177	170

Income (loss) from operations	3,569	(8,638)	6,358	(7,115)
Other income (expense):
Interest expense	(4,039)	(3,221)	(7,459)	(6,010)
Interest income	105	137	188	275
Income (loss) from investments	(13)	(653)	3	(652)
Gain on restructuring	1,184	—	1,184	—
Write-off of deferred loan costs	(2,251)	—	(2,251)	—
Reorganization expenses	(5,635)	—	(11,258)	—

Income (loss) before income taxes and minority interest	(7,080)	(12,375)	(13,235)	(13,502)
Income tax expense	272	157	360	434

Income (loss) before minority interest	(7,352)	(12,532)	(13,595)	(13,936)
Minority interest in income of consolidated subsidiary	(122)	(82)	(251)	(159)

Net income (loss)	$(7,474)	$(12,614)	$(13,846)	$(14,095)

See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Predecessor Company.

Advanced Lighting Technologies, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Six Months Ended December 31, 2003
(in thousands)

						Loan and
					Accumulated	Interest		Common
		Common Stock			Other	Receivable	Retained	Shareholders’
	Preferred			Paid-In	Comprehensive	From	Earnings	Equity
	Stock	Shares	Par Value	Capital	Income (Loss)	Officer	(Deficit)	(Deficit)	Total
Balance at July 1, 2003	$24,475	23,807	$24	$212,724	$(640)	$(4,344)	$(230,468)	$(22,704)	$1,771
Net income (loss)	—	—	—	—	—	—	(13,846)	(13,846)	(13,846)
Foreign currency translation adjustment	—	—	—	—	1,359	—	—	1,359	1,359
Effect of reorganization and fresh start reporting:
Reclassification to related party receivables	—	—	—	—	—	4,344	—	4,344	4,344
Extinguishment of old stock	(24,475)	(23,807)	(24)	(212,724)	(719)	—	244,314	30,847	6,372
Issuance of new stock	29,000	1	1	999	—	—	—	1,000	30,000

Balance at December 31, 2003	$29,000	1	$1	$999	$—	$—	$—	$1,000	$30,000

See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Predecessor Company
	Six Months Ended
	December 31,
	2003	2002
Operating activities
Net income (loss)	$(13,846)	$(14,095)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,412	3,140
Amortization	177	170
Provision for doubtful accounts	381	(798)
Loss (Income) from investments	(3)	652
Gain on sale of property	—	(62)
Special charges and asset impairment	—	6,714
Provision for loan impairment	—	2,700
Gain on restructuring	(1,184)	—
Write-off of deferred loan costs	2,251	—
Reorganization expenses, less cash payments of $8,290	2,968	—
Senior note interest accrued but not paid	4,000	4,000
Changes in current assets and liabilities and other	6,032	4,255

Net cash provided by operating activities	4,188	6,676
Investing activities
Capital expenditures	(1,799)	(2,735)
Investment in affiliate	(592)	—
Proceeds from sale of investment	—	300
Proceeds from sale of real estate	—	1,326

Net cash used in investing activities	(2,391)	(1,109)
Financing activities
Proceeds from revolving credit facility	6,084	53,849
Proceeds from debtor-in-possession facility	57,495	—
Payments of revolving credit facility	(6,084)	(54,170)
Payments of debtor-in-possession facility	(82,636)	—
Proceeds from long-term debt	11,000	—
Payments of long-term debt and capital leases	(1,522)	(2,899)
Investment by Saratoga Lighting Holdings, LLC	18,000	—
Officer loan repayment	1,334	—
Issuance of common stock	—	107

Net cash provided by (used in) financing activities	3,671	(3,113)

Increase in cash and cash equivalents	5,468	2,454
Cash and cash equivalents, beginning of period	4,167	2,874

Cash and cash equivalents, end of period	$9,635	$5,328

Supplemental cash flow information
Interest paid	$1,200	$1,225
Income taxes paid	159	101
Capitalized interest	37	310

See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Predecessor Company.

Advanced Lighting Technologies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2003
(Dollars in thousands)

A. Organization

Advanced Lighting Technologies, Inc. (the “Company” or “ADLT”) is an innovation-driven designer, manufacturer and marketer focused on metal halide lighting products, including materials, system components, systems and equipment.

B. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, including adjustments of a normal and recurring nature as well as adjustments related to the Company’s Chapter 11 Filing. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

On December 10, 2003, Advanced Lighting Technologies, Inc. and six of its United States subsidiaries, (collectively, the “Debtors”), completed their previously announced financial restructuring when their Fourth Amended Chapter 11 Plan of Reorganization (the “Final Plan”) under the U.S. Bankruptcy Code (the “Bankruptcy Code”) became effective and was substantially consummated. ADLT’s non-U.S. operating subsidiaries and Deposition Sciences, Inc., a U.S. subsidiary, were not a part of the proceedings under the Bankruptcy Code. For financial reporting purposes, the Company used an effective date of December 31, 2003. The results of operations for the period from December 10, 2003 to December 31, 2003 were not material. References in these financial statements to “Predecessor Company” refer to the Company prior to December 31, 2003. References to “Reorganized Company” refer to the Company on and after December 31, 2003, after giving effect to the issuance of new securities in exchange for the previously outstanding securities in accordance with the Plan and, with respect Saratoga Lighting Holdings, LLC, additional investment in the Company, and implementation of fresh start and push down accounting. The events which occurred during fiscal 2003 and the first two quarters of fiscal 2004 relating to the Chapter 11 proceedings, the securities issued in accordance with the Plan, and the fresh start accounting adjustments are described in “Company Restructuring” and “Reorganization, Fresh Start and Push Down Adjustments” below.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2003
(Dollars in thousands)

B. Basis of Presentation (continued)

Company Restructuring

The Debtors filed for reorganization under the Bankruptcy Code on February 5, 2003 (the “Filing”). From February 5, 2003 to December 10, 2003, the Debtors operated their businesses as debtors-in-possession under court protection from their creditors and claimants. Following approval by the creditors, preferred shareholders and the common shareholders of the Predecessor Company entitled to vote on the reorganization plan, on December 8, 2003, the Bankruptcy Court entered an order confirming the Final Plan. On December 10, 2003, the Effective Date of the Final Plan occurred and the reorganization of the Company was substantially completed.

Plan of Reorganization—Pursuant to the terms of the Final Plan, Saratoga Lighting Holdings, LLC (“Saratoga Lighting”) received, in exchange for cancellation of its holdings of the Predecessor Company’s Series A Preferred Stock and Common Stock, and an $18,000 cash investment, new redeemable preferred stock of the Reorganized Company, with an initial liquidation preference of $29,000, and approximately 90.8% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the new management incentive plan, with shares available equal to approximately 9.2% of the common stock of the Reorganized Company). The Final Plan also provided management fees to an affiliate of Saratoga Lighting. The fees consist of an one-time advisory fee of $1,800, which is expected to be paid from excess working capital within the first year following plan confirmation, and a quarterly management fee of $150 payable in advance. The advisory fee is included in the payables to related parties.

The Final Plan provided that the holders of the Predecessor Company’s Common Stock (other than Saratoga Lighting and the Predecessor Company’s Chief Executive Officer) receive the benefit of certain equity investments held by the Predecessor Company in Fiberstars, Inc. and Hexagram, Inc., as well as a possible future payment, based on 3% of amounts received by Saratoga Lighting after providing Saratoga Lighting with a return of capital plus an agreed rate of return, as more fully described in the Final Plan. Options and warrants to purchase Predecessor Company Common Stock which were not exercised prior to the Effective Date were cancelled.

Effective December 10, 2003, the Predecessor Company’s secured banking facility was amended and restated to provide financing for the Reorganized Company following emergence from bankruptcy (the amended facility is referred to as the “Exit Facility”). The Exit Facility consists of a $19,000 revolving credit loan and an $11,000 term loan. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (4.75% at December 31, 2003). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (5.50% at December 31, 2003). The term loan requires principal payments of $183 per month beginning January 1, 2004. The final maturity of the revolving credit facility and the term loan is December 10, 2008. The Reorganized Company paid a closing fee of $110 in connection with the establishment of the Exit Facility. The financing arrangements are described in greater detail in Note D, “Financing Facilities.”

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2003
(Dollars in thousands)

B. Basis of Presentation (continued)

With respect to the Predecessor Company’s $100,000 8% Senior Notes due 2008 (the “Old Notes”), the Company had not made the semi-annual interest payments due on September 16, 2002, March 15, 2003, and September 15, 2003. The Company had continued to accrue interest on the Old Senior Notes at 8% through December 31, 2003, and accrued and unpaid interest on the Old Senior Notes would have been $14,400 as of that date. The Final Plan provided that the Old Notes be exchanged for an aggregate principal amount of $114,400 11% Senior Notes due 2009 (the “New Notes”). The New Notes bear interest at 11% from January 1, 2004, and become due on March 31, 2009. Upon the Effective Date of the Final Plan, pursuant to the approval of the Plan by holders of the Old Senior Notes, all then existing defaults under the Indenture relating to the Old Senior Notes were waived.

The Final Plan permitted other unsecured creditors of the Debtors to choose payment of their claims (in the full amount agreed or determined by the Bankruptcy Court, with interest at 1.32% per year from February 5, 2003 to December 10, 2003) in full, over 12 months following the Effective Date with interest at 1.32% per year, or within 45 days following the Effective Date or, if later, the date that the amount of claim is determined, at 85% of the amount of the claim. Elections of the “85% Now” alternative resulted in a $241 reduction in the amounts payable in respect of claims. The Final Plan provided that obligations of the Debtors to General Electric Company (“GE”) and its subsidiaries would be offset against obligations of GE and its subsidiaries to the Debtors and Deposition Sciences Inc., a non-Debtor subsidiary of the Company, and that any remaining pre-petition obligations of the Debtors to GE would be treated as unsecured indebtedness under the Final Plan. Additionally, the Company and GE agreed to a settlement of disputed amounts that, together with GE’s election of the “85% Now” treatment of the remaining pre-petition amounts, resulted in a loss of $247. As described in the Disclosure Statement relating to the Plan, the Company has established incentives to GE for incremental purchases from the Company (other than APL Engineered Materials, Inc.).

Upon the confirmation of the Final Plan, the Company’s investment banker became entitled to receive, in addition to monthly fees and reimbursement of expenses, fees based on formulas contained in the Company’s agreement with the investment banker, which have been agreed between the parties to be $2,500, and the fee has been approved by the Bankruptcy Court. The Company recorded $1,000 of these fees as reorganization expenses in fiscal 2003 and $2,000 in the first quarter of fiscal 2004. Based on the agreed settlement at $2,500, the Company reduced its accrual by $500 in the second quarter of fiscal 2004. The Company incurred reorganization expenses of $5,635 during the quarter ended December 31, 2003, and $11,258 for the six months ended December 31, 2003, for consultants, investment bankers, attorneys and other costs related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy.

As described in the Disclosure Statement relating to the Plan, the Company has established a bonus plan for its executive officers. Pursuant to the bonus plan, senior officers will be entitled to bonuses based on business objectives for the Company or its subsidiaries. The aggregate amount of these bonuses for fiscal 2004 would range from $435 if base goals are achieved, to $1,255 if superior levels are achieved.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2003
(Dollars in thousands)

B. Basis of Presentation (continued)

In addition, the employment agreement with the Company’s Chief Executive Officer (“CEO”) includes a retention bonus program pursuant to which the CEO will receive a retention bonus payable in two equal installments, as follows: (1) on July 1, 2004, $2,027 (of which $1,350 will be applied against the Company’s loan to the CEO); and (2) on July 1, 2005, $2,027 (of which $1,350 will be applied against the Company’s loan to the CEO). Notwithstanding the foregoing, however, the CEO will not be entitled to receive such retention bonus if the CEO has resigned or been terminated for cause prior to the date each such retention bonus payment is to be made. See Note F, “Related Party Transactions.”

Reorganization, Fresh Start and Push Down Adjustments

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and adoption of fresh start reporting in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The consolidated financial statements as of and for the quarter ended December 31, 2003 reflect reorganization adjustments for the discharge of debt and adoption of fresh start reporting. The reorganization value of the assets of the consolidated group, which served as the basis for the Plan approved by the Bankruptcy Court, is $170,000 prior to the investment by Saratoga Lighting.This amount was used to determine the value allocated to the assets and liabilities of the Reorganized Company in proportion to their relative fair values in conformity with Statement of Financial Accounting Standards (“FAS”) No. 141, Business Combinations.

The reorganization value of the Company was determined after negotiations between Saratoga Lighting and the Creditors Committee, and in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable calculations. The factors considered by the parties to the bankruptcy included forecasted operating and cash flow results, discounted residual values at the end of the forecast period based on capitalized cash flows for the last year of that period, market share and position, competition and general economic considerations, projected sales growth, and potential profitability.

A black line has been drawn between the accompanying condensed consolidated balance sheet as of December 31, 2003 and June 30, 2003 to distinguish between the Reorganized Company and the Predecessor Company. The results of the interim periods shown are for the Predecessor Company and are not considered as being indicative of the results of operations that are expected for the full year. These results will not be comparable to those of the Reorganized Company.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2003
(Dollars in thousands)

B. Basis of Presentation (continued)

Reorganization adjustments in the December 31, 2003 condensed consolidated financial statements result primarily from the following:

•	Exchange of $100,000 of 8% Senior Notes and accrued interest through December 31, 2003 of $14,400 for $114,400 of 11% Senior Notes;

•	Issuance to Saratoga Lighting of 29,000 shares of the Company’s new Series A Preferred Shares and 1,000 of its Common Shares in exchange for $18,000 and all of the equity interests of Saratoga Lighting in the Company purchased from GE for $12,000, including the 761,250 shares of the Company’s Old Preferred Stock and 1,429,590 shares of the Company’s Old Common Stock, and push-down of Saratoga Lighting’s investment; and,

•	Cancellation of the existing common stock in exchange for two investments of the company with a net book value of $7,863 as of the effective date of the Plan; and,

•	Increase in the receivable from officer of $1,169 resulting from a court-approved settlement and reclassification of the receivable to related party receivables from the equity section of the condensed consolidated balance sheet.

Fresh start adjustments in the December 31, 2003 condensed consolidated financial statements result primarily from the following:

•	Reduction of property, plant and equipment carrying values, including reduction of the Company’s real estate by $11,644 and personal property by $28,790;

•	Adjustment of the identifiable intangible assets to $24,675 including customer contracts and relationships of $10,000, trademarks and tradenames of $8,635, and technology of $6,040;

•	Reduction in the value of inventory of $1,997 related to inventory being disposed of by June 30, 2004; and,

•	Increase in the value of inventory of $1,500 related to an adjustment in accordance with FAS No. 141, which requires that inventory be written up to fair value on the reorganized company’s balance sheet. The Company expects that the increase in inventory of $1,500 above manufacturing cost will reduce reported gross margin and net profit in the third quarter of fiscal 2004 as the written-up inventory is sold.

These preliminary adjustments were based upon the work of outside appraisers, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the Company’s assets and liabilities and are not expected to differ materially.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2003
(Dollars in thousands)

B. Basis of Presentation (continued)

As encouraged under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Company has reflected an additional adjustment to establish a new basis for its assets and liabilities based on the amount paid by Saratoga Lighting for its ownership at December 31, 2003. The following table reflects the reorganization, fresh start and push down adjustments to the Company’s Consolidated Balance Sheet discussed above:

	Unaudited Balance Sheet as of December 31, 2003
				Push-Down
	Predecessor	Reorganization	Fresh Start	Accounting	Reorganized
	Company	Adjustments	Adjustments	Adjustments	Company
Current assets	$61,524	3,188	(524)		$64,188
Property, plant and equipment, net	86,864		(40,434)		46,430
Investments and other assets	13,616	(3,683)	(173)		9,760
Intangible assets, net	2,597		22,078		24,675
Goodwill	4,573		23,374	23,309	51,256

Total assets	$169,174	(495)	4,321	23,309	$196,309

Short-term debt and current portion of long-term debt	$5,060				$5,060
Accounts payable and accrued liabilities	46,078	(15,515)	1,395		31,958
Long-term debt	128,672	(600)			128,072

Total liabilities	179,810	(16,115)	1,395	—	165,090
Minority interest	1,219				1,219
New preferred stock	—		5,691	23,309	29,000
Old preferred stock	24,475	(24,475)			—
New common stock	—		1		1
Old common stock	24	(24)			—
Accumulated deficit	(245,453)	1,139	244,314		—
Other shareholders’ equity	209,099	38,980	(247,080)		999

Total liabilities and shareholders’ equity	$169,174	(495)	4,321	23,309	$196,309

The application of SOP 90-7 and SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, resulted in the elimination of the existing goodwill and the establishment of a new amount of goodwill of $51,256, that represents the “reorganization value in excess of amounts allocable to identifiable assets.” In accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Other Intangible Assets, the newly-established goodwill will not be amortized. Rather, the Company will evaluate this asset for impairment at least annually and whenever there is an impairment indicator using the fair value guidelines of FAS No. 142.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2003
(Dollars in thousands)

B. Basis of Presentation (continued)

Accounting Changes

In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. The Company was required to account for interests in VIEs existing on January 31, 2003, under the provisions of FIN No. 46 as of July 1, 2003. The FIN addresses the consolidation of business enterprises of variable interest entities and certain required disclosures related to such relationships. The Company has determined that none of its investments meet the requirement for consolidation or disclosure under this FIN.

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

Earnings Per Share

Due to the Company’s emergence from bankruptcy and the implementation of Fresh Start Reporting, the presentation of earnings per share is not meaningful for the periods presented in the accompanying condensed consolidated financial statements.

C. Comprehensive Income (Loss)

For the quarters ended December 31, 2003 and 2002, the Company’s comprehensive income (loss) was $(6,341) and $(11,945), respectively. For the six months ended December 31, 2003 and 2002, the Company’s comprehensive income (loss) was $(12,487) and $(13,885), respectively. These amounts include net income (loss) and the Company’s other component of comprehensive income, foreign currency translation adjustments.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2003
(Dollars in thousands)

D. Financing Facilities

Effective December 10, 2003, the Company’s Debtor-in-Possesion (“DIP”) Facility was amended and restated to provide financing for the company following emergence from bankruptcy (the amended facility is referred to as the “Exit Facility”). The Exit Facility consists of a $19,000 revolving credit loan and an $11,000 term loan. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (4.75% at December 31, 2003). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (5.50% at December 31, 2003). The term loan requires principal payments of $183 per month beginning January 1, 2004. The final maturity of the revolving credit facility and the term loan is December 10, 2008. At December 31, 2003, the Company had no borrowings outstanding under the revolving credit loan and $11,000 outstanding under the term loan. The Company paid a closing fee of $110 in connection with the establishment of the Exit Facility.

The Exit Facility includes affirmative and negative covenants customary for this type of agreement, prohibits cash dividends and includes financial covenants relating to Minimum Adjusted EBITDA and Capital Expenditures. The principal security for the Exit Facility was substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan was secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom and the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.

On December 10, 2003, in connection with the Company’s emergence from bankruptcy proceedings, the Company’s Old Senior Notes were cancelled and, in exchange for such Old Senior Notes, the Company issued $114,400 of 11% Senior Notes due March 2009 (“New Notes”). The aggregate principal amount of the New Notes is equal to the aggregate principal amount of the Company’s Old Senior Notes, plus interest, which would have accrued and been unpaid through December 31, 2003. The New Notes bear interest at 11%, commencing January 1, 2004. The New Notes are redeemable at the Company’s option, in whole or in part, at any time at a redemption price equal to the principal amount of the New Notes plus accrued interest. Interest on the New Notes is payable semi-annually on March 31 and September 30.

The Indenture for the New Notes contains covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined therein) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and, with respect to the Company, engage in mergers and consolidations. There are no sinking fund requirements.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2003
(Dollars in thousands)

E. Saratoga Lighting Holdings, LLC Investment

Saratoga Lighting acquired all of the Common and Preferred shares owned by GE on August 15, 2003. As a result, Saratoga Lighting held 1,429,590 shares of Company Common Stock and 761,250 shares of the Company’s then existing Old Preferred Stock. Saratoga Lighting received, in exchange for cancellation of its holdings of the Predecessor Company’s Common Stock and Old Preferred Stock, and an $18,000 cash investment, new redeemable preferred stock (the “New Series A Preferred”) of the Reorganized Company, with an initial liquidation preference of $29,000, and approximately 90.8% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the new management incentive plan, with shares available equal to approximately 9.2% of the common stock of the Reorganized Company). As a result, on December 10, 2003, Saratoga Lighting held all of the issued and outstanding equity securities of the Company, subject to the management equity incentive plan described in the Plan.

The New Series A Preferred has a liquidation preference of $1 per share, plus an amount equal to 8% per annum compounded annually from the date of issuance to the date of payment. The initial carrying amount of the New Series A Preferred was set at $29,000, the estimated fair value at the date of issuance. The Holder of the New Series A Preferred may, by notice, require the Company to redeem the outstanding New Series A Preferred within 21 days following the occurrence of certain corporate events. The Company may redeem the New Series A Preferred in whole, but not in part, at any time. The redemption price for the New Series A Preferred is equal to the liquidation preference amount for such shares. The New Series A Preferred shares are each entitled to one vote on each matter presented to shareholders of the Company, as well as one vote on each matter required to be voted upon by the New Series A Preferred as a class. As a consequence, the New Series A Preferred represented approximately 96.7% of the voting power of the Company at December 31, 2003 (96.3% on a fully diluted basis). As of December 31, 2003, Saratoga Lighting held 100% of the voting power of the Company (99.7% on a fully diluted basis).

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2003
(Dollars in thousands)

F. Related Party Transactions

Pursuant to an agreement dated October 8, 1998, as amended, between the Predecessor Company and its Chairman and Chief Executive Officer (the “CEO”), the Predecessor Company, following approval by its Board of Directors, had a loan recorded for $14,144 to its CEO, including principal of $12,789 and accrued interest. The proceeds of the loan were used by the CEO to reduce the principal balance outstanding of margin loan accounts, which was subsequently repaid. In connection with the loan, the Predecessor Company’s Board of Directors obtained the CEO’s agreement to an extension of his employment agreement to December 31, 2003. On July 26, 2002, the Predecessor Company and the CEO executed an amendment to the loan documents, implementing the agreement in principle, reached in January 2002, to extend the maturity of the loan to July 31, 2007.

In accordance with the provisions of FAS Statement No. 5, Accounting for Contingencies, and FAS Statement No. 114, Accounting by Creditors for Impairment of a Loan, the Predecessor Company determined the above loan was impaired and recorded a valuation reserve against the loan. The Predecessor Company recorded an impairment loss of $2,700 in the second quarter of fiscal 2003 reflecting the amount by which the carrying value of the loan exceeded the underlying estimated fair value of the assets available to repay the loan at that time. The Company did not record interest income of $335 in the first six months of fiscal 2004 or $829 in fiscal 2003. Interest on the loan accrued at the same rate that the Company pays on its credit facility.

As discussed in the Disclosure Statement approved October 3, 2003, as part of the reorganization, the Predecessor Company, Saratoga Lighting and the CEO, agreed in principle, subject to formal approval of the special committee (of independent directors) of the Predecessor Company’s Board of Directors, formal documentation and Bankruptcy Court approval of the treatment of the CEO loan pursuant to a separate motion to be filed with the bankruptcy court, that the CEO loan documents would be modified to reduce the amount of the outstanding indebtedness owed by the CEO to an amount (the “Designated Amount”) equal to the difference between (1) the fair market value of the CEO’s personal assets and (2) the amounts owing to other secured creditors of the CEO that hold mortgages, liens and/or security interests upon or in property of the CEO, on a priority senior to the liens and security interests securing the CEO’s loan from the Company, to the extent of the fair market value of such property. The Designated Amount was set at $4,024. Additionally, the Company received on the Effective Date of the Plan, the proceeds from the CEO’s settlement of litigation of approximately $1,300 and the proceeds of an investment by the CEO in an affiliate of the Company. Other than reducing the amount of the CEO loan as described above, the loan would otherwise remain in full force and effect. The loan may be accelerated if the CEO ceases to be employed by the Company as a result of his voluntary resignation or termination for cause. On January 8, 2004, the Bankruptcy Court approved the terms of the settlement, which had previously been approved by the independent directors of the Predecessor Company, and the agreement became effective January 21, 2004. The condensed consolidated balance sheet for the Reorganized Company includes the effects of the reduction of the loan to the Designated Amount, eliminates the valuation reserve with respect to the loan, and reflects the reclassification of the loan to related party receivables from the equity section of the balance sheet.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2003
(Dollars in thousands)

F. Related Party Transactions (continued)

In connection with the formation of the Company, on September 15, 1995, one of the predecessors of the Company transferred its noncore assets to H&F Five, Inc., a company owned by Mr. Hellman and certain other employees of the Company, for a demand promissory note from H&F Five, Inc. in the amount of $200 bearing interest at 8.5% per annum. At June 30, 2003, the total amount of the loan, including accrued interest, was $351. H&F Five, Inc. subsequently transferred these assets in return for a minority interest in a limited liability company that makes specialty chemicals. Based on an independent appraisal of the interest of H&F Five, Inc. in the limited liability company of $592, the H&F Five Inc. shareholders received cash payments for that value, less the outstanding balance of the loan, in respect of their respective shares. The payment of $121 that would otherwise have been made to Mr. Hellman was applied to the principal amount of his loan from the Company. Effective December 31, 2003, H&F Five, Inc. was merged with a wholly-owned subsidiary of the Company.

G. Contingencies

On May 9, 2003, a complaint was filed in the Cuyahoga County, Ohio Court of Common Pleas by the widow of an employee of Venture Lighting International, Inc., who died following an industrial accident at Venture Lighting’s Solon facility. The suit, styled Karnosh, etc. v ADLT Realty Corp I, Inc., et al (CV 03 500755), alleges that Venture Lighting knowingly exposed the employee to an unreasonably dangerous risk. In addition, the suit names ADLT Realty Corp I, Inc., the owner of the facility, and certain named and unnamed defendants involved in the installation and repair of an industrial garage door involved in the accident, alleging liability on various theories involving the failure to maintain the door safely. The suit seeks compensatory damages from all defendants in an amount of approximately $3,200, together with unspecified damages for loss of consortium, pain and suffering and punitive damages. The damages sought are in addition to the employee’s prior recoveries under workers’ compensation laws. The Company believes the lawsuit is without merit and intends to vigorously defend this action.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

This report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. On February 5, 2003, the Company and six of its United States subsidiaries (the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Effective December 10, 2003, the Debtors emerged from bankruptcy protection pursuant to the Bankruptcy Court’s confirmation of the Debtors’ Fourth Amended Chapter 11 Plan of Reorganization (the “Plan”). The operation of the Company and its subsidiaries following emergence from bankruptcy court protection involves risks and uncertainties, including uncertainties associated with the ability of the Company to successfully emerge from bankruptcy and disruptions to the Company’s business relationships during the restructuring process. The Company currently has an agreement under a secured financing facility (“Exit Facility”) to continue to provide financing until December 10, 2008, which includes restrictions on amounts available to the Company and its subsidiaries, as well as financial and other covenants. The availability of continued financing under the Exit Facility is critical to the adequate liquidating of the Company and its subsidiaries. Other risks and uncertainties include the strength of the recovery of the U.S. economy, trends affecting the Company’s financial condition or results of operations, continued growth of the metal halide lighting market, the Company’s operating strategy and growth strategy, potential acquisitions or joint ventures by the Company, litigation affecting the Company, the timely development and market acceptance of new products, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed in the Company’s Form 10-K for the fiscal year ended June 30, 2003, in particular, see “Risk Factors.” For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

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

Recent Developments

Emergence from Bankruptcy

On December 10, 2003, Advanced Lighting Technologies, Inc. and six of its United States subsidiaries, (collectively, the “Debtors”), completed their previously announced financial restructuring when their Fourth Amended Chapter 11 Plan of Reorganization (the “Final Plan”) under the U.S. Bankruptcy Code (the “Bankruptcy Code”) became effective and was substantially consummated. ADLT’s non-U.S. operating subsidiaries and DSI, a U.S. subsidiary, were not a part of the proceedings under the Bankruptcy Code. For financial reporting purposes, the Company used an effective date of December 31, 2003. The results of operations for the period from December 10, 2003 to December 31, 2003 were not material.

The Debtors filed for reorganization under the Bankruptcy Code on February 5, 2003 (the “Filing”). From February 5, 2003 to December 10, 2003, the Debtors operated their businesses as debtors-in-possession under court protection from their creditors and claimants. Following approval by the creditors, preferred shareholders and the common shareholders of the Predecessor Company entitled to vote on the reorganization plan, on December 8, 2003, the Bankruptcy Court entered an order confirming the Final Plan. On December 10, 2003, the Effective Date of the Final Plan occurred and the reorganization of the Company was substantially completed.

Pursuant to the terms of the Final Plan, Saratoga Lighting Holdings, LLC (“Saratoga Lighting”) received, in exchange for cancellation of its holdings of the Predecessor Company’s Series A Preferred Stock and Common Stock, and an $18,000 cash investment, new redeemable preferred stock of the Reorganized Company, with an initial liquidation preference of $29,000, and approximately 90.8% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the new management incentive plan, with shares available equal to approximately 9.2% of the common stock of the Reorganized Company). The Final Plan also provided management fees to an affiliate of Saratoga Lighting. The fees consist of an one-time advisory fee of $1,800, which is expected to be paid from excess working capital within the first year following plan confirmation, and a quarterly management fee of $150 payable in advance.

The Final Plan provided that the holders of the Predecessor Company’s Common Stock (other than Saratoga Lighting and the Predecessor Company’s Chief Executive Officer) receive the benefit of certain equity investments held by the Predecessor Company in Fiberstars, Inc. and Hexagram, Inc., as well as a possible future payment, based on 3% of amounts received by Saratoga Lighting after providing Saratoga Lighting with a return of capital plus an agreed rate of return, as more fully described in the Final Plan. Options and warrants to purchase Predecessor Company Common Stock which were not exercised prior to the Effective Date were cancelled.

Effective December 10, 2003, the Predecessor Company’s secured banking facility was amended and restated to provide financing for the Reorganized Company following emergence from bankruptcy (the amended facility is referred to as the “Exit Facility”). The Exit Facility consists of a $19,000 revolving credit loan and an $11,000 term loan. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (4.75% at December 31, 2003). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (5.50% at December 31, 2003). The term loan requires principal payments of $183 per month beginning January 1, 2004. The final maturity of the revolving credit facility and the term loan is December 10, 2008. The Reorganized Company paid a closing fee of $110 in connection with the establishment of the Exit Facility.

With respect to the Predecessor Company’s 8% Senior Notes due 2008, the Final Plan provided that they be exchanged for an aggregate principal amount of $114,400 11% Senior Notes due 2009 (the “New Notes”). The New Notes bear interest at 11% from January 1, 2004, and become due on March 31, 2009. Other unsecured creditors of the Debtors were permitted to choose payment of their claims (in the full amount agreed or determined by the Bankruptcy Court, with interest at 1.32% per year from February 5, 2003 to December 10, 2003) in full, over 12 months following the Effective Date with interest at 1.32% per year, or within 45 days following the Effective Date or, if later, the date that the amount of claim is determined, at 85% of the amount of the claim. Elections of the “85% Now” alternative resulted in a $241 reduction in the amounts payable in respect of claims. For a description of the related adjustment see “Fresh Start Adjustments” below. The Final Plan provided that obligations of the Debtors to General Electric Company (“GE”) and its subsidiaries would be offset against obligations of GE and its subsidiaries to the Debtors and Deposition Sciences Inc., a non-Debtor subsidiary of the Company, and that any remaining pre-petition obligations of the Debtors to GE would be treated as unsecured indebtedness under the Final Plan. Additionally, the Company and GE agreed to a settlement of disputed amounts that, together with GE’s election of the “85% Now” treatment of the remaining pre-petition amounts, resulted in a loss of $247. As described in the Disclosure Statement relating to the Plan, the Company has established incentives to GE for incremental purchases from the Company (other than APL Engineered Materials, Inc.).

Upon the confirmation of the Final Plan, the Company’s investment banker became entitled to receive, in addition to monthly fees and reimbursement of expenses, fees based on formulas contained in the Company’s agreement with the investment banker, which have been agreed between the parties to be $2,500, and the fee has been approved by the Bankruptcy Court. The Company recorded $1,000 of these fees as reorganization expenses in fiscal 2003 and $2,000 in the first quarter of fiscal 2004. Based on the agreed settlement at $2,500, the Company reduced its accrual by $500 in the second quarter of fiscal 2004. The Company incurred reorganization expenses of $5,635 during the quarter ended December 31, 2003, and $11,258 for the six months ended December 31, 2003, for consultants, investment bankers, attorneys and other costs related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy.

Saratoga Lighting Holdings, LLC Investment

Saratoga Lighting acquired all of the Common and Preferred shares owned by GE on August 15, 2003. As a result, Saratoga Lighting held 1,429,590 shares of Company Common Stock and 761,250 shares of the Company’s then existing Old Preferred Stock. Saratoga Lighting received, in exchange for cancellation of its holdings of the Predecessor Company’s Common Stock and Old Preferred Stock, and an $18,000 cash investment, new redeemable preferred stock (the “New Series A Preferred”) of the Reorganized Company, with an initial liquidation preference of $29,000, and approximately 90.8% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the new management incentive plan, with shares available equal to approximately 9.2% of the common stock of the Reorganized Company). As a result, on December 10, 2003, Saratoga Lighting held all of the issued and outstanding equity securities of the Company, subject to the management equity incentive plan described in the Plan.

The New Series A Preferred has a liquidation preference of $1 per share, plus an amount equal to 8% per annum compounded annually from the date of issuance to the date of payment. The initial carrying amount of the New Series A Preferred was set at $29,000, the estimated fair value at the date of issuance. The Holder of the New Series A Preferred may, by notice, require the Company to redeem the outstanding New Series A Preferred within 21 days following the occurrence of certain corporate events. The Company may redeem the New Series A Preferred in whole, but not in part, at any time. The redemption price for the New Series A Preferred is equal to the liquidation preference amount for such shares. The New Series A Preferred shares are each entitled to one vote on each matter presented to shareholders of the Company, as well as one vote on each matter required to be voted upon by the New Series A Preferred as a class. As a consequence, the New Series A Preferred represented approximately 96.7% of the voting power of the Company at December 31, 2003 (96.3% on a fully diluted basis). As of December 31, 2003, Saratoga Lighting held 100% of the voting power of the Company (99.7% on a fully diluted basis).

Results of Operations – Selected Items as a Percentage of Net Sales

The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the indicated periods:

	Predecessor Company		Predecessor Company
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	61.5	64.8	61.5	64.5
Marketing and selling	16.0	15.0	16.0	15.8
Research and development	4.5	3.9	4.4	4.3
General and administrative	8.3	8.1	8.8	8.8
Provision for loan impairment	—	7.1	—	3.8
Refinancing and non-recurring items	—	6.0	—	3.2
Gain on sale of property	—	—	—	(0.1)
Special charges and asset impairment	—	17.6	—	9.4
Amortization of intangible assets	0.2	0.2	0.3	0.2

Income (loss) from operations	9.5	(22.7)	9.0	(9.9)
Other income (expense):
Interest expense	(10.7)	(8.5)	(10.6)	(8.4)
Interest income	0.3	0.4	0.3	0.4
Income (loss) from investments	—	(1.7)	—	(0.9)
Gain on restructuring	3.1	—	1.7	—
Write-off of deferred loan coats	(6.0)	—	(3.2)	—
Reorganization expenses	(15.0)	—	(16.0)	—

Income (loss) before income taxes and minority interest	(18.8)	(32.5)	(18.8)	(18.8)
Income tax expense	0.7	0.4	0.5	0.6

Income (loss) before minority interest	(19.5)	(32.9)	(19.3)	(19.4)
Minority interest in income of consolidated subsidiary	(0.3)	(0.2)	(0.3)	(0.3)

Net income (loss)	(19.8%)	(33.1%)	(19.6%)	(19.7%)

Factors that have affected the results of operations for the second quarter and first six months of fiscal 2004 as compared to the second quarter and first six months of fiscal 2003 are discussed below.

Quarter Ended December 31, 2003 Compared with Quarter Ended December 31, 2002

Net Sales. Net sales decreased 1.2% to $37,678 in the second quarter of fiscal 2004 from $38,133 in the second quarter of fiscal 2003. Second quarter metal halide product sales increased 1% to $28,088 compared with $27,737 in the same period last year. This increase in metal halide product sales is the result of an increase in lamp material sales. Sales of APL materials increased 6% over the same quarter a year ago. Geographically, these materials sales increased 2% in the U.S. and 8% outside the U.S. Non-metal halide lighting product sales increased 14% over the year ago period due primarily to an increase in power supply sales. Sales of lamp manufacturing equipment decreased to $524 in the second quarter of fiscal 2004 from $2,142 in the second quarter of fiscal 2003.

Total lighting product sales inside the U.S. decreased 2% in the second quarter of fiscal 2004 as compared to the same period a year ago. Total lighting product sales outside the U.S. increased 9% as compared to the year ago period.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales decreased 6.2% to $23,182 in the second quarter of fiscal 2004 from $24,705 in the second quarter of fiscal 2003. As a percentage of net sales, cost of sales decreased to 61.5% in the second quarter of fiscal 2004 from 64.8% in the second quarter of fiscal 2003. The reduction in cost of sales as a percentage of sales is primarily due to the transfer of lamp and power supply production to India and improvements in cost management.

Marketing and Selling Expenses. Marketing and selling expenses increased 5.2% to $6,010 in the second quarter of fiscal 2004 from $5,714 in the second quarter of fiscal 2003. As a percentage of net sales, marketing and selling expenses increased to 16.0% in the second quarter of fiscal 2004 from 15.0% in the second quarter of fiscal 2003.

Research and Development Expenses. Research and development expenses increased 15.7% in the second quarter of fiscal 2004 to $1,709 from $1,477 in the second quarter of fiscal 2003. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and, (iv) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. As a percentage of net sales, research and development expenses increased to 4.5% in the second quarter of fiscal 2004 from 3.9% in the second quarter of fiscal 2003. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses of $3,119 for the second quarter of fiscal 2004 were comparable with the $3,073 of such costs in the second quarter of fiscal 2003.

Provision for Loan Impairment. In the quarter ended December 31, 2002, the Company increased its valuation reserve for an impaired officer loan of $2,700 related to the amount by which the carrying value of the loan receivable from officer exceeded the underlying fair value of the assets available to repay the loan. No interest income was recorded or paid on the loan in fiscal 2004 and 2003.

Refinancing and Non-recurring Items. Refinancing and non-recurring items in fiscal 2003 reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to refinance its Bank Credit Facility and to restructure its $100,000 8% Senior Notes prior to the Company’s Chapter 11 filing.

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

Amortization of Intangible Assets. Amortization expense of $89 in the second quarter of fiscal 2004 was comparable to amortization expense of $85 in the second quarter of fiscal 2003.

Income from Operations. As a result of the items noted above, the Company realized income from operations in the second quarter of fiscal 2004 of $3,569 as compared to a loss of $(8,638) in the year ago period.

Interest Expense. Interest expense increased to $4,039 in the second quarter of fiscal 2004 from $3,221 in the second quarter of fiscal 2003. The Company continued to accrue interest on its $100,000 of 8% Senior Notes through December 31, 2003. The increase in interest expense is primarily due to the increase in deferred loan cost amortization of $560 resulting from costs related to the Company’s Replacement DIP Facility.

Interest Income. Interest income decreased to $105 in the second quarter of fiscal 2004 from $137 in the second quarter of fiscal 2003 due primarily to the settlement with Ruud Lighting, Inc and its shareholders, which lowered the amount of notes receivable from them.

Income (Loss) from Investments. The loss from investments in the second quarter of fiscal 2004 of $(13) and $(653) in the second quarter of fiscal 2003 represents the equity loss from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products.

Gain on Restructuring. The gain on restructuring in fiscal 2004 includes a net increase in the receivable from officer of $1,169 related to the settlement approved by the bankruptcy court. The gain on restructuring also includes the impact of the implementation of the Plan approved by the court and a settlement with GE related to amounts owed to and receivable from GE.

Write-off of Deferred Loan Costs. The write-off of deferred loan costs of $2,251 represents the write-off of deferred loan costs related to the $100,000 8% Senior Notes in accordance with Emerging Issues Task Force Issue No. (“EITF”) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

Reorganization Expenses. Reorganization expenses, totaling $5,635 in the second quarter, reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy.

Income (Loss) before Income Taxes and Minority Interest. The Company had a loss before income taxes and minority interest of $(7,080) in the second quarter of fiscal 2004 as compared to a loss before income taxes and minority interest of $(12,375) in the second quarter of fiscal 2003.

Income Tax Expense. Income tax expense was $272 for the second quarter of fiscal 2004 as compared to $157 in the second quarter of fiscal 2003. The income tax expense in both quarters related to certain of the Company’s foreign operations.

At June 30, 2003, the Company had net operating loss carryforwards of $114,000 available to reduce future United States federal taxable income, which expire in varying amounts from 2008 to 2023. On August 15, 2003, Saratoga Lighting purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which will limit the annual net operating loss the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code. This limitation will be effective with the fiscal year ending June 30, 2004. The Company also had a capital loss carryforward of approximately $40,118 available to reduce future capital gains. The usage of this carryforward will also be limited as a result of the ownership change. This carryforward expires in 2007. See “Deferred Tax Assets and Valuation Allowance” in “Critical Accounting Policies” below.

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

Six Months Ended December 31, 2003 Compared with Six Months Ended December 31, 2002

Net Sales. Net sales decreased 1.7% to $70,510 in the first six months of fiscal 2004 from $71,720 in the first six months of fiscal 2003. Metal halide product sales decreased 2% to $52,370 in the first six months of fiscal 2004 compared with $53,575 in the same period last year. This decrease in metal halide sales is the result of a 7% decrease in U.S. metal halide sales.

Sales of APL materials increased 1% over the same period a year ago. Geographically, these materials sales decreased 6% in the U.S. and increased 6% outside the U.S. Non-metal halide lighting product sales increased 7% compared with the year ago period due primarily to an increase in power supply sales.

Total lighting product sales inside the U.S. decreased 6% in the first six months of fiscal 2004 as compared to the same period a year ago. Total lighting product sales outside the U.S. increased 2% as compared to the year ago period. Sales of lamp manufacturing equipment decreased to $1,403 in the first six months of fiscal 2004 from $2,142 in the first six months of fiscal 2003.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales decreased 6.2% to $43,361 in the first six months of fiscal 2004 from $46,242 in the first six months of fiscal 2003. As a percentage of net sales, cost of sales decreased to 61.5% in the first six months of fiscal 2004 from 64.5% in the first six months of fiscal 2003. The reduction in cost of sales as a percentage of sales is primarily due to the transfer of lamp and power supply production to India and improvements in cost management.

Marketing and Selling Expenses. Marketing and selling expenses of $11,311 in the first six months of fiscal 2004 were comparable to the $11,351 incurred in the first six months of fiscal 2003.

Research and Development Expenses. Research and development expenses of $3,095 in the first six months of fiscal 2004 were comparable to the $3,111 incurred in the first six months of fiscal 2003. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and, (iv) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses of $6,208 in the first six months of fiscal 2004 were comparable to the $6,306 incurred in the first six months of fiscal 2003.

Provision for Loan Impairment. In the quarter ended December 31, 2002, the Company increased its valuation reserve for an impaired officer loan of $2,700 related to the amount by which the carrying value of the loan receivable from officer exceeded the underlying fair value of the assets available to repay the loan. No interest income was recorded or paid on the loan in fiscal 2004 and 2003.

Refinancing and Non-recurring Items. Refinancing and non-recurring items in fiscal 2003 reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to refinance its Bank Credit Facility and to restructure its $100,000 8% Senior Notes prior to the Company’s Chapter 11 filing.

Gain on Sale of Property. The Company recorded a gain on the sale of property in the first six months of fiscal 2003 of $62 related to the sale of a building in Middletown, Rhode Island that formerly served as a fixture manufacturing facility.

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

Amortization of Intangible Assets. Amortization expense of $177 in the first six months of fiscal 2004 was comparable to amortization expense of $170 in the first six months of fiscal 2003.

Income (Loss) from Operations. As a result of the items noted above, the Company realized income from operations in the first six months of fiscal 2004 of $6,358 as compared to a loss of $(7,115) in the first six months of fiscal 2003.

Interest Expense. Interest expense increased to $7,459 in the first six months of fiscal 2004 from $6,010 in the first six months of fiscal 2003. The Company continued to accrue interest on its $100,000 of 8% Senior Notes through December 31, 2003. The increase in interest expense is primarily due to the increase in deferred loan cost amortization of $1,026 resulting from costs related to the Company’s Replacement DIP Facility.

Interest Income. Interest income decreased to $188 in the first six months of fiscal 2004 from $275 in the first six months of fiscal 2003 due primarily to the settlement with Ruud Lighting, Inc and its shareholders, which lowered the amount of notes receivable from them.

Income (Loss) from Investments. The income from investments in the first six months of fiscal 2004 of $3 and the loss from investments in the first six months of fiscal 2003 of $(652) represents the equity income (loss) from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products.

Gain on Restructuring. The gain on restructuring in fiscal 2004 includes a net increase in the receivable from officer of $1,169 related to the settlement approved by the bankruptcy court. The gain on restructuring also includes the impact of the implementation of the Plan approved by the court and a settlement with GE related to amounts owed to and receivable from GE.

Write-off of Deferred Loan Costs. The write-off of deferred loan costs of $2,251 represents the write-off of deferred loan costs related to the $100,000 8% Senior Notes in accordance with Emerging Issues Task Force Issue No. (“EITF”) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

Reorganization Expenses. Reorganization expenses, totaling $11,258 in the first six months, reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy.

Income (Loss) before Income Taxes and Minority Interest. The Company had a loss before income taxes and minority interest of $(13,235) in the first six months of fiscal 2004 as compared to a loss before income taxes and minority interest of $(13,502) in the first six months of fiscal 2003.

Income Tax Expense. Income tax expense was $360 for the first six months of fiscal 2004 as compared to $434 in the first six months of fiscal 2003. The income tax expense in both periods related to certain of the Company’s foreign operations.

At June 30, 2003, the Company had net operating loss carryforwards of $114,000 available to reduce future United States federal taxable income, which expire in varying amounts from 2008 to 2023. On August 15, 2003, Saratoga Lighting purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which will limit the annual net operating loss the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code. This limitation will be effective with the fiscal year ending June 30, 2004. The Company also had a capital loss carryforward of approximately $40,118 available to reduce future capital gains. The usage of this carryforward will also be limited as a result of the ownership change. This carryforward expires in 2007. See “Deferred Tax Assets and Valuation Allowance” in “Critical Accounting Policies” below.

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

Liquidity and Capital Resources

The Company’s sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under its bank credit facility (the “Exit Facility”). See Note D to the Condensed Consolidated Financial Statements for a description of the Exit Facility. The Company believes these sources of liquidity are sufficient for at least the next several years. As a result of the exchange of the $100,000 8% Senior Notes due March 2008 for $114,400 11% Senior Notes due March 2009, the Company has extended the maturity of most of its debt until 2009. The Company believes that its cash flow from operations will be more than adequate to service the debt, in spite of the higher interest rate.

The Exit Facility consists of a $19,000 revolving credit loan and an $11,000 term loan. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (4.75% at December 31, 2003). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (5.50% at December 31, 2003). The term loan requires principal payments of $183 per month beginning January 1, 2004. The final maturity of the revolving credit facility and the term loan is December 10, 2008. The Company paid a closing fee of $110 in connection with the establishment of the Exit Facility.

The Exit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Minimum Adjusted EBITDA Capital Expenditures. At December 31, 2003, the Company was in compliance with the terms of the Exit Facility. The principal security for the Exit Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom as well as the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.

Cash increased $5,468 during the first six months of fiscal 2004. Cash provided by operating activities totaled $4,188, cash used in investing activities totaled $2,391, and cash provided by financing activities totaled $3,671.

Net Cash Provided by Operating Activities. Net cash provided by operating activities totaled $4,188 in the first six months of fiscal 2004 and $6,676 in the first six months of fiscal 2003. The most significant difference between the two periods is that the Company made cash payments of $8,290 related to reorganization expenses in fiscal 2004 as compared to approximately $2,300 of costs related to its refinancing efforts in the first six months of fiscal 2003. The Company did not make the $4,000 payments due September 15, 2002 or September 15, 2003 related to the Company’s $100,000 of 8% Senior Notes.

Net Cash Used in Investing Activities. In the first six months of fiscal 2004, net cash used in investing activities totaled $2,391, of which $1,799 related to capital expenditures for plant and equipment, primarily machinery and equipment to improve production processes, which should result in increased productivity and capacity. The Company plans to limit its capital expenditure program for the next twelve months and estimates its capital expenditures will approximate $4,000 in fiscal 2004. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates. The outflow for capital expenditures in the first quarter of fiscal 2003 was partially offset by the sale of the building in Middletown, Rhode Island that formerly served as a fixture manufacturing facility.

Net Cash Provided by (Used in) Financing Activities. In the first six months of fiscal 2004, net cash provided by financing activities was $3,671, which included an $18,000 investment by Saratoga Lighting and the net repayment of debt totaling $15,663.

The interest-bearing obligations of the Company totaled $133,132 as of December 31, 2003, and consisted of: $11,000 of borrowings under the Exit Facility; $114,400 of 11% Senior Notes; mortgages of $4,509; a promissory note of $1,970; and obligations of foreign subsidiaries and other debt of $1,253.

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

New Reporting Entity and Adoption of Fresh Start Accounting

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and adoption of fresh start reporting in accordance with Statement of Position (“SOP”) No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The consolidated financial statements as of and for the quarter ended December 31, 2003 reflect reorganization adjustments for the discharge of debt and adoption of fresh start reporting. The reorganization value of the assets of the consolidated group of $170,000 prior to the investment by Saratoga Lighting, which served as the basis for the Plan approved by the bankruptcy court, was used to determine the value allocated to the assets and liabilities of the Reorganized Company in proportion to their relative fair values in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS No. 141”).

The reorganization value of the Company was determined after negotiations between Saratoga Lighting and the Creditors Committee, and in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable calculations. The factors considered by the parties to the bankruptcy included forecasted operating and cash flow results, discounted residual values at the end of the forecast period based on capitalized cash flows for the last year of that period, market share and position, competition and general economic considerations, projected sales growth, and potential profitability.

A black line has been drawn between the accompanying condensed consolidated balance sheet as of December 31, 2003 and June 30, 2003 to distinguish between the Reorganized Company and the Predecessor Company. The results of the interim periods shown are for the Predecessor Company and are not considered as being indicative of the results of operations that are expected for the full year. These results will not be comparable to those of the Reorganized Company.

Reorganization adjustments in the December 31, 2003 condensed consolidated financial statements result primarily from the following:

•	Exchange of $100,000 of 8% Senior Notes and accrued interest through December 31, 2003 of $14,400 for $114,400 of 11% Senior Notes;

•	Issuance to Saratoga Lighting of 29,000 shares of the Company’s new Series A Preferred Shares and 1,000 of its Common Shares in exchange for $18,000 and all of the equity interests of Saratoga Lighting in the Company purchased from GE for $12,000, including the 761,250 shares of the Company’s Old Preferred Stock and 1,429,590 shares of the Company’s Old Common Stock, and push-down of Saratoga Lighting’s investment;

•	Cancellation of the existing common stock in exchange for two investments of the company with a net book value of $7,863 as of the effective date of the Plan; and,

•	Increase in the receivable from officer of $1,169 resulting from a court-approved settlement and reclassification of the receivable to related party receivables from the equity section of the condensed consolidated balance sheet.

Fresh start adjustments in the December 31, 2003 condensed consolidated financial statements result primarily from the following:

•	Reduction of property, plant and equipment carrying values, including reduction of the Company’s real estate by $11,644 and personal property by $28,790;

•	Adjustment of the identifiable intangible assets to $24,675 including customer contracts and relationships of $10,000, trademarks and tradenames of $8,635, and technology of $6,040;

•	Reduction in the value of inventory of $1,997 related to inventory being disposed of by June 30, 2004; and,

•	Increase in the value of inventory of $1,500 related to an adjustment in accordance with FAS No. 141, which requires that inventory be written up to fair value on the reorganized company’s balance sheet. The Company expects that the increase in inventory of $1,500 above manufacturing cost will reduce reported gross margin and net profit in the third quarter of fiscal 2004 as the written up inventory is sold.

These preliminary adjustments were based upon the work of outside appraisers, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the Company’s assets and liabilities and are not expected to differ materially.

As encouraged under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Company has reflected an additional adjustment to establish a new basis for its assets and liabilities based on the amount paid by Saratoga Lighting for its ownership at December 31, 2003.

Valuation of Accounts and Notes Receivable and Loan Receivable from Officer

Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $28,982, net of an allowance of $727 as of December 31, 2003.

The Company has notes receivable plus accrued interest from the Ruud Lighting, Inc. shareholders in the aggregate amount of $3,076. These notes are due December 1, 2006, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Debtors will be credited toward prepayment of the principal and interest on the notes. The Company believes the total receivable amount will be realized in accordance with the terms of the notes.

The Company has a loan receivable from an officer. Management periodically evaluates the adequacy of the underlying assets to repay this loan and when it estimates the proceeds from the sale of such assets are not adequate records a reserve. Based on its estimates, Management recorded an impairment charge of $2,700 on the loan receivable during fiscal 2003. No interest related to the loan has been recorded in fiscal 2004 and 2003.

As part of the reorganization, the officer loan documents were modified to reduce the amount of the outstanding indebtedness owed by the officer to an amount (the “Designated Amount”) equal to the difference between (1) the fair market value of the CEO’s personal assets and (2) the amounts owing to other secured creditors of the CEO that hold mortgages, liens and/or security interests upon or in property of the CEO, on a priority senior to the liens and security interests securing the CEO’s loan from the Company, to the extent of the fair market value of such property. The Designated Amount was set at $4,024. The Company believes the loan receivable amount will be realized in accordance with the terms of loan documents.

Valuation of Long-Lived Assets

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and adoption of fresh start reporting in accordance with SOP No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The Company’s tangible assets were adjusted in accordance with SOP 90-7 which resulted in a decrease in the Company’s real estate of $11,644 and a decrease in personal property (machinery and equipment and furniture and fixtures) of $28,790. The

Company’s identifiable intangible assets were adjusted to $24,675 representing customer contracts and relationships of $10,000, trademarks and tradenames of $8,635, and technology of $6,040.

In addition to the above, the application of SOP 90-7 and SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, resulted in the elimination of the existing goodwill and the establishment of a new amount of goodwill of $51,256, that represents the “reorganization value in excess of amounts allocable to identifiable assets.” In accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets, no amortization of goodwill was recorded in fiscal 2003 or fiscal 2004. Additionally, the newly-established goodwill will not be amortized. Rather, the Company will evaluate this asset for impairment at least annually and whenever there is an impairment indicator using the fair value guidelines of FAS No. 142.

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

Deferred Tax Assets and Valuation Allowance

The Company had approximately $71,100 of net deferred tax assets related principally to certain unused tax credits and loss carryforwards as of June 30, 2003. The realization of these assets is based upon the Company generating future taxable income. Due to the Company’s historical results it is uncertain as to when it will realize taxable income that will allow it to utilize its tax credits and loss carryforwards and, accordingly, has recorded a valuation allowance of approximately $71,100. Additionally, on August 15,

2003, Saratoga Lighting purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which will limit the annual net operating loss and tax credit carryforwards the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code. This limitation is effective with the fiscal year ending June 30, 2004. Management will continue to evaluate the realization of these deferred tax assets that are subject to the Company’s future operations. The Company’s future operations will be influenced by the overall business environment, which is difficult to predict and beyond the control of the Company. To the extent that the Company generates taxable income in the future, a decrease in the valuation allowance would be required to recognize the deferred tax assets.

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued FIN No. 46 Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. The Company was required to account for interests in VIEs existing on January 31, 2003, under the provisions of FIN No. 46 as of July 1, 2003, the beginning of the Company’s fiscal 2004 first quarter. The FIN addresses the consolidation of business enterprises of variable interest entities and certain required disclosures related to such relationships. The Company determined that none of its investments meet the requirement for consolidation or disclosure under this FIN.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. FAS No. 150 was effective for the Company as of July 1, 2003. The provisions of FAS No. 150 had no impact on the condensed consolidated financial statements.

Foreign Currency

Approximately 31% of the Company’s net sales in fiscal 2003 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars, Canadian dollars, Euros and Japanese yen. A weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.

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

	June 30,							Fair Value Dec. 31,
(dollars in millions)	2004	2005	2006	2007	2008	Thereafter	Total	2003
Liabilities
Long-term Debt, including Current Portion
Fixed Rate	$2.0	$0.2	$4.3	—	—	$114.4	$120.9	$109.8
Average Interest Rate	10.9%	10.9%	11.0%	11.0%	11.0%	11.0%
Variable Rate	$1.7	$2.5	$2.4	$2.2	$2.2	$1.2	$12.2	$12.2
Average Interest Rate	5.9%	5.8%	5.7%	5.6%	5.6%	5.6%

Liabilities at June 30, 2003, included $106,934 of fixed-rate debt and $27,727 of variable-rate debt. Interest rates on the fixed-rate debt to maturity ranged from 2.9% to 10.0%, while interest rates on the variable-rate debt to maturity ranged from 4.50% to 15.0% as of June 30, 2003.

Foreign Currency Exchange Risk. The Company is exposed to foreign exchange rate differences and during the first eight months of fiscal 2003 minimized the effects of these exposures through the use of derivatives. Through the first six months of fiscal 2004, the Company did not hedge its foreign currency exposure and, therefore, did not enter into any foreign currency derivative financial instruments. In March 2004 the Company has again begun to use derivatives to minimize the effects of these exposures.

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

Item 4. Controls and Procedures

The Company evaluated the design and operation of its disclosure controls and procedures as of December 31, 2003, to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and chief accounting officer. The principal executive officer and chief accounting officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

Item 1. Legal Proceedings

The information included in Note G of the “Notes to Condensed Consolidated Financial Statements (Unaudited)” included in this Report on Form 10-Q is hereby incorporated by reference.

Item 3. Defaults Upon Senior Securities

On September 16, 2002, ADLT and its bank group entered into a Forbearance Agreement that prevented the Company from making the September 16, 2002 interest payment on its 8% Senior Notes due 2008. As a result, the Trustee under the Senior Notes declared all principal and interest to be immediately due and payable. As of December 31, 2003, the accrued and unpaid interest on the Senior Notes would have been $14,400,000. The information included in Note D of the “Notes to Condensed Consolidated Financial Statements (Unaudited)” included in this Report on Form 10-Q is hereby incorporated by reference. As more fully described in Note D, all existing defaults under the 8% Senior Notes were waived effective December 10, 2003 and the 8% Senior Notes due 2008 were exchanged for 11% Senior Notes due 2009 of the Company in an aggregate principal amount equal to the aggregate principal and unpaid interest, to December 31, 2003, on the 8% Senior Notes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit		Incorporated
Number	Title	by Reference
2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(2)

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997	(2)

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(3)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(4)

3.5	Certificate of Reorganization filed December 9, 2003

3.6	Certificate of Adoption of Amendment to Article Fourth to Second Amended and Restated Articles of Incorporation filed December 10, 2003

3.7	Code of Regulations	(5)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7

(a) Exhibits (continued)

Exhibit		Incorporated
Number	Title	by Reference
10.1	Amended and Restated Loan and Security Agreement by and among Company and certain of its subsidiaries and Wells Fargo Foothill, Inc., dated December 10, 2003

10.2	Company’s 2003 Equity Incentive Plan, adopted and effective December 18, 2003

10.3	Employment Agreement between Wayne R. Hellman and Company, dated December 10, 2003

10.4	Employment Agreement between James Schoolenberg and Company, dated December 10, 2003

10.5	Management Services Agreement between Saratoga Management Company, LLC and Company, dated December 10, 2003

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(2)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(3)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(4)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(5)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(b) Reports on Form 8-K

During the quarter ended December 31, 2003, the Company filed the following reports on Form 8-K:

1.	Report on Form 8-K filed October 10, 2003 relating to the Debtor’s Third Amended Chapter 11 Plan of Reorganization and related Disclosure Statement.

2.	Report on Form 8-K filed December 23, 2003 relating to the Company’s Fourth Amended Plan of Reorganization and related confirmation order of the Bankruptcy Court.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: March 18, 2004	By:	/s/ Wayne R. Hellman

Wayne R. Hellman
Chief Executive Officer

Date: March 18, 2004	By:	/s/ Christopher F. Zerull

Christopher F. Zerull
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated
Number	Title	by Reference
2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(2)

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997	(2)

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(3)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(4)

3.5	Certificate of Reorganization filed December 9, 2003

3.6	Certificate of Adoption of Amendment to Article Fourth to Second Amended and Restated Articles of Incorporation filed December 10, 2003

3.7	Code of Regulations	(5)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7

10.1	Amended and Restated Loan and Security Agreement by and among Company and certain of its subsidiaries and Wells Fargo Foothill, Inc., dated December 10, 2003

10.2	Company’s 2003 Equity Incentive Plan, adopted and effective December 18, 2003

10.3	Employment Agreement between Wayne R. Hellman and Company, dated December 10, 2003

10.4	Employment Agreement between James Schoolenberg and Company, dated December 10, 2003

10.5	Management Services Agreement between Saratoga Management Company, LLC and Company, dated December 10, 2003

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(2)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(3)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(4)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(5)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.