Form 10-Q
period 2004-03-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2004-05-13
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [Ö] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [Ö]

There were 1,099 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of May 10, 2004.

INDEX

Advanced Lighting Technologies, Inc.

		Page No.
Part I	Financial Information
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets - March 31, 2004, December 31, 2003 and June 30, 2003	2
	Condensed Consolidated Statements of Operations - Three months ended March 31, 2004 and 2003, six months ended December 31, 2003, and nine months ended March 31, 2003	4
	Condensed Consolidated Statement of Shareholders’ Equity - Nine months ended March 31, 2004	5
	Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2004, six months ended December 31, 2003 and nine months ended March 31, 2003	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	31
Part II	Other Information
Item 1.	Legal Proceedings	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6.	Exhibits and Reports on Form 8-K	32
Signatures		35
MANAGEMENTS RIGHTS AGREEMENT
FOURTH AMEND TO HELLMAN LOAN AGREEMENT
FIFTH AMEND TO HELLMAN LOAN AGREEMENT
AMENDMENT AND CONSENTS TO AGREEMENTS
SETTLEMENT AGREEMENT
FIRST AMENDMENT TO SETTLEMENT AGREEMENT
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
302-CEO-CERTIFICATION
302-CHIEF ACCOUNTING OFFICER-CERTIFICATION
906 CEO-CERTIFICATION
906 CHIEF ACCOUNTING OFFICER-CERTIFICATION

Advanced Lighting Technologies, Inc.

Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Unaudited)	(Audited)
	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	March 31,	December 31,	June 30,
	2004	2003	2003
Assets
Current assets:
Cash and cash equivalents	$3,450	$9,635	$4,167
Trade receivables, less allowances of $799, $727 and $979	28,883	28,982	31,312
Inventories:
Finished goods	15,332	15,156	15,242
Raw materials and work-in-process	8,438	7,902	8,693

	23,770	23,058	23,935
Prepaid expenses	2,105	2,513	1,374

Total current assets	58,208	64,188	60,788
Property, plant and equipment:
Land and buildings	18,061	18,030	33,822
Machinery and equipment	27,385	27,029	72,583
Furniture and fixtures	1,543	1,371	17,912

	46,989	46,430	124,317
Less accumulated depreciation	1,052	—	35,981

	45,937	46,430	88,336
Receivables from related parties	4,214	4,279	6,463
Investments in affiliates	2,262	2,262	8,668
Other assets	3,831	4,064	2,976
Intangible assets, net	24,898	24,675	2,572
Goodwill	50,411	50,411	4,473

	$189,761	$196,309	$174,276

See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Unaudited)	(Audited)
	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	March 31,	December 31,	June 30,
	2004	2003	2003
Liabilities and shareholders’ equity
Liabilities not subject to compromise:
Current liabilities:
Short-term debt and current portion of long-term debt	$6,650	$5,060	$2,241
Accounts payable	8,468	14,421	10,814
Payables to related parties	2,703	2,219	790
Employee-related liabilities	5,257	3,551	2,895
Accrued income and other taxes	1,928	1,905	1,294
Other accrued expenses	7,285	9,862	6,839
Debtor-in-Possession Facility	—	—	25,126

Total current liabilities	32,291	37,018	49,999
Long-term debt	127,387	128,072	5,324

Total liabilities not subject to compromise	159,678	165,090	55,323
Liabilities subject to compromise	—	—	116,214

Total liabilities	159,678	165,090	171,537
Minority interest	1,360	1,219	968
New preferred stock, $.001 par value, 239 shares authorized; 29 shares issued and outstanding	29,000	29,000	—
Old preferred stock, $.001 par value, 1,000 shares authorized; 761 Series A convertible redeemable shares issued and outstanding	—	—	24,475
Common shareholders’ equity (deficit)
New common stock, $.001 par value, 80,000 shares authorized; 1 share issued and outstanding	1	1	—
Old common stock, $.001 par value, 80,000 shares authorized, 23,807 shares issued and outstanding	—	—	24
Paid-in-capital	1,060	999	212,724
Accumulated other comprehensive income (loss)	15	—	(640)
Loan and interest receivable from officer, less reserve of $9,800	—	—	(4,344)
Retained earnings (accumulated deficit)	(1,353)	—	(230,468)

	(277)	1,000	(22,704)

	$189,761	$196,309	$174,276

See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands)

	Reorganized
	Company	Predecessor Company
	Quarter	Quarter	Six Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	December 31,	March 31,
	2004	2003	2003	2003
Net sales	$36,944	$36,703	$70,510	$108,423
Costs and expenses:
Cost of sales	22,475	22,892	43,361	69,134
Marketing and selling	5,729	5,457	11,311	16,808
Research and development	1,507	1,649	3,095	4,760
General and administrative	4,617	2,628	6,208	8,934
Provision for loan impairment	—	—	—	2,700
Refinancing and non-recurring items	—	84	—	2,387
Gain on sale of property	—	—	—	(62)
Special charges and asset impairment	—	—	—	6,714
Amortization of intangible assets	227	86	177	256

Income (loss) from operations	2,389	3,907	6,358	(3,208)
Other income (expense):
Interest expense	(3,410)	(2,722)	(7,459)	(8,732)
Interest income	110	140	188	415
Income (loss) from investments	—	(104)	3	(756)
Gain on restructuring	—	—	1,184	—
Write-off of deferred loan costs	—	—	(2,251)	—
Reorganization expenses	—	(3,963)	(11,258)	(3,963)

Income (loss) before income taxes and minority interest	(911)	(2,742)	(13,235)	(16,244)
Income tax expense	301	224	360	658

Income (loss) before minority interest	(1,212)	(2,966)	(13,595)	(16,902)
Minority interest in income of consolidated subsidiary	(141)	(108)	(251)	(267)

Net income (loss)	$(1,353)	$(3,074)	$(13,846)	$(17,169)

See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Nine Months Ended March 31, 2004
(in thousands)

						Loan and
					Accumulated	Interest		Common
		Common Stock			Other	Receivable	Retained	Shareholders'
	Preferred			Paid-In	Comprehensive	From	Earnings	Equity
	Stock	Shares	Par Value	Capital	Income (Loss)	Officer	(Deficit)	(Deficit)	Total
Balance at July 1, 2003	$24,475	23,807	$24	$212,724	$(640)	$(4,344)	$(230,468)	$(22,704)	$1,771
Net income (loss) - predecessor company	—	—	—	—	—	—	(13,846)	(13,846)	(13,846)
Foreign currency translation adjustment	—	—	—	—	1,359	—	—	1,359	1,359
Effect of reorganization and fresh start reporting:
Reclassification to related party receivables	—	—	—	—	—	4,344	—	4,344	4,344
Extinguishment of old stock	(24,475)	(23,807)	(24)	(212,724)	(719)	—	244,314	30,847	6,372
Issuance of new stock	29,000	1	1	999	—	—	—	1,000	30,000

Balance at December 31, 2003	$29,000	1	$1	$999	$—	$—	$—	$1,000	$30,000
Net income (loss) - reorganized company	—	—	—	—	—	—	(1,353)	(1,353)	(1,353)
Stock purchases by executive management	—	—	—	61	—	—	—	61	61
Foreign currency translation adjustment	—	—	—	—	15	—	—	15	15

Balance at March 31, 2004	$29,000	1	$1	$1,060	$15	$—	$(1,353)	$(277)	$28,723

See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Reorganized
	Company	Predecessor Company
	Quarter	Six Months	Nine Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2004	2003	2003
Operating activities
Net income (loss)	$(1,353)	$(13,846)	$(17,169)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,056	3,412	4,789
Amortization	227	177	256
Provision for doubtful accounts	177	381	(771)
Loss (income) from investments	—	(3)	756
Gain on sale of property	—	—	(62)
Special charges and asset impairment	—	—	6,714
Provision for loan impairment	—	—	2,700
Gain on restructuring	—	(1,184)	—
Write-off of deferred loan costs	—	2,251	—
Reorganization expenses in excess of (less than) cash payments of reorganization expenses	(4,743)	2,968	2,756
Senior note interest accrued but not paid	—	4,000	4,000
Payment of pre-petition payables	(4,214)	—	—
Changes in current assets and liabilities and other	3,147	6,032	3,589

Net cash provided by (used in) operating activities	(5,703)	4,188	7,558
Investing activities
Capital expenditures	(608)	(1,799)	(3,703)
Purchase of business	(827)	—	—
Investment in affiliate	—	(592)	—
Proceeds from sale of investment	—	—	300
Proceeds from sale of real estate	—	—	1,326

Net cash used in investing activities	(1,435)	(2,391)	(2,077)
Financing activities
Net borrowings (payments) under revolving credit loan	2,045	—	(11,944)
Net borrowings (payments) under debtor in possession facility	—	(25,126)	12,841
Proceeds from long-term debt	—	11,000	—
Payments of long-term debt and capital leases	(1,153)	(1,522)	(6,007)
Investment by Saratoga Lighting Holdings, LLC	—	18,000	—
Officer loan repayment	—	1,334	—
Stock purchases by executive management	61	—	107

Net cash provided by (used in) financing activities	953	3,686	(5,003)

Increase (decrease) in cash and cash equivalents	(6,185)	5,483	478
Cash and cash equivalents, beginning of period	9,635	4,167	2,874

Cash and cash equivalents, end of period	$3,450	$9,650	$3,352

Supplemental cash flow information
Interest paid	$3,418	$1,200	$2,414
Income taxes paid	159	159	109
Capitalized interest	42	37	339

See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
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
March 31, 2004
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

Plan of Reorganization—Pursuant to the terms of the Final Plan, Saratoga Lighting Holdings, LLC (“Saratoga Lighting”) received, in exchange for cancellation of its holdings of the Predecessor Company’s Series A Preferred Stock and Common Stock, and an $18,000 cash investment, new redeemable preferred stock of the Reorganized Company, with an initial liquidation preference of $29,000, and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the new management incentive plan). Under the management incentive plan, shares equal to approximately 9% of the common stock of the Reorganized Company have been issued. The Final Plan also provided management fees to an affiliate of Saratoga Lighting. The fees consist of an one-time advisory fee of $1,800, which is expected to be paid from excess working capital within the first year following plan confirmation, and a quarterly management fee of $150 payable in advance. The advisory fee is included in payables to related parties.

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

Effective December 10, 2003, the Predecessor Company’s secured banking facility was amended and restated to provide financing for the Reorganized Company following emergence from bankruptcy (the amended facility is referred to as the “Exit Facility”). The Exit Facility consists of a $19,000 revolving credit loan and an $11,000 term loan. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (4.75% at March 31, 2004). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (5.50% at March 31, 2004). The term loan requires principal payments of $183 per month beginning January 1, 2004. The final maturity of the revolving credit facility and the term loan is December 10, 2008. The Reorganized Company paid a closing fee of $110 in connection with the establishment of the Exit Facility. The financing arrangements are described in greater detail in Note D, “Financing Facilities.”

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
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
March 31, 2004
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

Reorganization, Fresh Start and Push Down Adjustments

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and adoption of fresh start reporting in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The consolidated financial statements as of and for the six months ended December 31, 2003 reflect reorganization adjustments for the discharge of debt and adoption of fresh start reporting. The reorganization value of the assets of the consolidated group, which served as the basis for the Plan approved by the Bankruptcy Court, is $170,000 prior to the investment by Saratoga Lighting. This amount was used to determine the value allocated to the assets and liabilities of the Reorganized Company in proportion to their relative fair values in conformity with Statement of Financial Accounting Standards (“FAS”) No. 141, Business Combinations.

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

A black line has been drawn between the accompanying condensed consolidated balance sheet as of December 31, 2003 and June 30, 2003 to distinguish between the Reorganized Company and the Predecessor Company. A black line has also been drawn between the condensed consolidated statement of operations and of cash flows for the quarter ended March 31, 2004 and the other periods presented to distinguish between the Reorganized Company and the Predecessor Company. The results of the interim periods shown are for the Predecessor Company and are not considered as being indicative of the results of operations that are expected for the full year, nor are they considered to be comparable to those of the Reorganized Company.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(Dollars in thousands)

B. Basis of Presentation (continued)

Reorganization adjustments in the December 31, 2003 condensed consolidated financial statements result primarily from the following:

•	Exchange of $100,000 of 8% Senior Notes and accrued interest through December 31, 2003 of $14,400 for $114,400 of 11% Senior Notes;

•	Issuance to Saratoga Lighting of 29,000 shares of the Company’s new Series A Preferred Shares and 1,000 of its Common Shares in exchange for $18,000 and all of the equity interests of Saratoga Lighting in the Company purchased from GE for $12,000, including the 761,250 shares of the Company’s Old Preferred Stock and 1,429,590 shares of the Company’s Old Common Stock, and push-down of Saratoga Lighting’s investment;

•	Cancellation of the existing common stock in exchange for two investments of the company with a net book value of $7,192 as of the effective date of the Plan; and,

•	Increase in the receivable from officer of $1,169 resulting from a court-approved settlement and reclassification of the receivable to related party receivables from the equity section of the condensed consolidated balance sheet.

Fresh start adjustments in the December 31, 2003 condensed consolidated financial statements result primarily from the following:

•	Reduction of property, plant and equipment carrying values, including reduction of the Company’s real estate by $11,644 and personal property by $28,790;

•	Adjustment of the identifiable intangible assets to $24,675 including customer contracts and relationships of $10,000, trademarks and tradenames of $8,635, and technology of $6,040;

•	Reduction in the value of inventory of $1,997 related to inventory being disposed of by June 30, 2004; and,

•	Increase in the value of inventory of $1,500 related to an adjustment in accordance with FAS No. 141, which requires that inventory be recorded at fair value on the reorganized company’s balance sheet. The increase in inventory of $1,500 above manufacturing cost reduced reported gross margin and net profit in the third quarter of fiscal 2004 as the written-up inventory was sold.

These preliminary adjustments were based upon the work of outside appraisers, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the Company’s assets and liabilities and are not expected to differ materially.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
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

	Unaudited Balance Sheet as of December 31, 2003
				Push-Down
	Predecessor	Reorganization	Fresh Start	Accounting	Reorganized
	Company	Adjustments	Adjustments	Adjustments	Company
Current assets	$61,524	3,188	(524)	—	$64,188
Property, plant and equipment, net	86,864	—	(40,434)	—	46,430
Investments and other assets	13,616	(3,012)	1	—	10,605
Intangible assets, net	2,597	—	22,078	—	24,675
Goodwill	4,573	—	22,529	23,309	50,411

Total assets	$169,174	176	3,650	23,309	$196,309

Short-term debt and current portion of long-term debt	$5,060	—	—	—	$5,060
Accounts payable and accrued liabilities	46,078	(15,515)	1,395	—	31,958
Long-term debt	128,672	(600)	—	—	128,072

Total liabilities	179,810	(16,115)	1,395	—	165,090
Minority interest	1,219	—	—	—	1,219
New preferred stock	—	—	5,691	23,309	29,000
Old preferred stock	24,475	(24,475)	—	—	—
New common stock	—	—	1	—	1
Old common stock	24	(24)	—	—	—
Accumulated deficit	(245,453)	1,139	244,314	—	—
Other shareholders’ equity	209,099	39,651	(247,751)	—	999

Total liabilities and shareholders’ equity	$169,174	176	3,650	23,309	$196,309

The application of SOP 90-7 and SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, resulted in the elimination of the existing goodwill and the establishment of a new amount of goodwill of $50,411, that represents the “reorganization value in excess of amounts allocable to identifiable assets.” In accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Other Intangible Assets, the newly-established goodwill will not be amortized. Rather, the Company will evaluate this asset for impairment at least annually and whenever there is an impairment indicator using the fair value guidelines of FAS No. 142.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
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

C. Comprehensive Income (Loss)

For the quarters ended March 31, 2004 and 2003, the Company’s comprehensive loss was $(1,338) and $(2,479), respectively. For the six months ended December 31, 2003, the Company’s comprehensive loss was $(12,487). The Company’s comprehensive loss for the nine months ended March 31, 2003 was $(16,364). These amounts include the period’s net loss and the Company’s other component of comprehensive income, foreign currency translation adjustments.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(Dollars in thousands)

D. Financing Facilities

Effective December 10, 2003, the Company’s Debtor-in-Possesion (“DIP”) Facility was amended and restated to provide financing for the company following emergence from bankruptcy (the amended facility is referred to as the “Exit Facility”). The Exit Facility consists of a $19,000 revolving credit loan and an $11,000 term loan. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (4.75% at March 31, 2004). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (5.50% at March 31, 2004). The term loan requires principal payments of $183 per month. The final maturity of the revolving credit facility and the term loan is December 10, 2008. The Company paid a closing fee of $110 in connection with the establishment of the Exit Facility. At March 31, 2004, the Company had $2,044 outstanding under the revolving credit loan and $10,450 outstanding under the term loan. The revolving credit loan amount at March 31, 2004 has been classified as a current liability in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include Both a Subjective Acceleration Clause and a Lock-box Arrangement.

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

On December 10, 2003, in connection with the Company’s emergence from bankruptcy proceedings, the Company’s Old Senior Notes were cancelled and, in exchange for such Old Senior Notes, the Company issued $114,400 of 11% Senior Notes due March 2009 (“New Notes”). The aggregate principal amount of the New Notes is equal to the aggregate principal amount of the Company’s Old Senior Notes, plus interest, which would have accrued and been unpaid through December 31, 2003. The New Notes bear interest at 11%. The New Notes are redeemable at the Company’s option, in whole or in part, at any time at a redemption price equal to the principal amount of the New Notes plus accrued interest. Interest on the New Notes is payable semi-annually on March 31 and September 30.

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
March 31, 2004
(Dollars in thousands)

E. Saratoga Lighting Holdings, LLC Investment

Saratoga Lighting acquired all of the Common and Preferred shares owned by GE on August 15, 2003. As a result, Saratoga Lighting held 1,429,590 shares of Company Common Stock and 761,250 shares of the Company’s then existing Old Preferred Stock. Saratoga Lighting received, in exchange for cancellation of its holdings of the Predecessor Company’s Common Stock and Old Preferred Stock, and an $18,000 cash investment, new redeemable preferred stock (the “New Series A Preferred”) of the Reorganized Company, with an initial liquidation preference of $29,000, and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the new management incentive plan). Under the management incentive plan, shares equal to approximately 9% of the common stock of the Reorganized Company have been issued.

The New Series A Preferred has a liquidation preference of $1 per share, plus dividends at the rate of 8% per annum, when and if declared. The cumulative undeclared dividends were $710 as of March 31, 2004. The initial carrying amount of the New Series A Preferred was set at $29,000, the estimated fair value at the date of issuance. The Holder of the New Series A Preferred may, by notice, require the Company to redeem the outstanding New Series A Preferred within 21 days following the occurrence of certain corporate events. The Company may redeem the New Series A Preferred in whole, but not in part, at any time. The redemption price for the New Series A Preferred is equal to the liquidation preference amount for such shares. The New Series A Preferred shares are each entitled to one vote on each matter presented to shareholders of the Company, as well as one vote on each matter required to be voted upon by the New Series A Preferred as a class. As a consequence, the New Series A Preferred represents approximately 96.3% of the voting power of the Company at March 31, 2004. As of March 31, 2004, Saratoga Lighting held 99.7% of the voting power of the Company.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
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

In accordance with the provisions of FAS Statement No. 5, Accounting for Contingencies, and FAS Statement No. 114, Accounting by Creditors for Impairment of a Loan, the Predecessor Company determined the above loan was impaired and recorded a valuation reserve against the loan. The Predecessor Company recorded an impairment loss of $2,700 in the second quarter of fiscal 2003 reflecting the amount by which the carrying value of the loan exceeded the underlying estimated fair value of the assets available to repay the loan at that time. The Company did not record interest income of $335 in the first six months of fiscal 2004 or $829 in fiscal 2003. Interest on the loan accrues at the same rate as the Company pays on its credit facility and totaled $37 in the quarter ended March 31, 2004.

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
March 31, 2004
(Dollars in thousands)

F. Related Party Transactions (continued)

In connection with the formation of the Company, on September 15, 1995, one of the predecessors of the Company transferred its noncore assets to H&F Five, Inc., a company owned by Mr. Hellman and certain other employees of the Company, for a demand promissory note from H&F Five, Inc. in the amount of $200 bearing interest at 8.5% per annum. At June 30, 2003, the total amount of the loan, including accrued interest, was $351. H&F Five, Inc. subsequently transferred these assets in return for a minority interest in a limited liability company that makes specialty chemicals. Based on an independent appraisal of the interest of H&F Five, Inc. in the limited liability company at $592, the H&F Five Inc. shareholders received cash payments for that value, less the outstanding balance of the loan, in respect of their respective shares. The payment of $121 that would otherwise have been made to Mr. Hellman was applied to the principal amount of his loan from the Company. Effective December 31, 2003, H&F Five, Inc. was merged with a wholly-owned subsidiary of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

This report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. On February 5, 2003, the Company and six of its United States subsidiaries (the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Effective December 10, 2003, the Debtors emerged from bankruptcy protection pursuant to the Bankruptcy Court’s confirmation of the Debtors’ Fourth Amended Chapter 11 Plan of Reorganization (the “Plan”). The operation of the Company and its subsidiaries following emergence from bankruptcy court protection involves risks and uncertainties, including uncertainties associated with the ability of the Company to successfully emerge from bankruptcy and disruptions to the Company’s business relationships during the restructuring process. The Company currently has an agreement under a secured financing facility (“Exit Facility”) to continue to provide financing until December 10, 2008, which includes restrictions on amounts available to the Company and its subsidiaries, as well as financial and other covenants. The availability of continued financing under the Exit Facility is critical to the adequate liquidity of the Company and its subsidiaries. Other risks and uncertainties include the strength of the recovery of the U.S. economy, trends affecting the Company’s financial condition or results of operations, continued growth of the metal halide lighting market, the Company’s operating strategy and growth strategy, potential acquisitions or joint ventures by the Company, litigation affecting the Company, the timely development and market acceptance of new products, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed in the Company’s Form 10-K for the fiscal year ended June 30, 2003, in particular, see “Risk Factors.” For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

The following is management’s discussion and analysis of certain significant factors which have affected the results of operations and should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto.

General

The Company is an innovation-driven designer, manufacturer and marketer focused on metal halide lighting products, including materials, system components, systems and equipment. Metal halide lighting is currently used primarily in commercial and industrial applications such as factories and distribution centers, outdoor site and landscape lighting, sports facilities and large retail spaces such as superstores. Systems, components and materials revenue is recognized when products are shipped, and equipment revenue is recognized under the percentage of completion method.

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

Pursuant to the terms of the Final Plan, Saratoga Lighting Holdings, LLC (“Saratoga Lighting”) received, in exchange for cancellation of its holdings of the Predecessor Company’s Series A Preferred Stock and Common Stock, and an $18,000 cash investment, new redeemable preferred stock of the Reorganized Company, with an initial liquidation preference of $29,000, and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the new management incentive plan). Under the management incentive plan, shares equal to approximately 9% of the common stock of the Reorganized Company have been issued. The Final Plan also provided management fees to an affiliate of Saratoga Lighting. The fees consist of an one-time advisory fee of $1,800, which is expected to be paid from excess working capital within the first year following plan confirmation, and a quarterly management fee of $150 payable in advance.

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

Effective December 10, 2003, the Predecessor Company’s secured banking facility was amended and restated to provide financing for the Reorganized Company following emergence from bankruptcy (the amended facility is referred to as the “Exit Facility”). The Exit Facility consists of a $19,000 revolving credit loan and an $11,000 term loan. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (4.75% at March 31, 2004). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (5.50% at March 31, 2004). The term loan requires principal payments of $183 per month. The final maturity of the revolving credit facility and the term loan is December 10, 2008. The Reorganized Company paid a closing fee of $110 in connection with the establishment of the Exit Facility.

With respect to the Predecessor Company’s 8% Senior Notes due 2008, the Final Plan provided that they be exchanged for an aggregate principal amount of $114,400 11% Senior Notes due 2009 (the “New Notes”). The New Notes bear interest at 11%, payable semi-annually on March 31 and September, and become due on March 31, 2009. Other unsecured creditors of the Debtors were permitted to choose payment of their claims (in the full amount agreed or determined by the Bankruptcy Court, with interest at 1.32% per year from February 5, 2003 to December 10, 2003) in full, over 12 months following the Effective Date with interest at 1.32% per year, or within 45 days following the Effective Date or, if later, the date that the amount of claim is determined, at 85% of the amount of the claim. Elections of the “85% Now” alternative resulted in a $241 reduction in the amounts payable in respect of claims. For a description of the related adjustment see “Fresh Start Adjustments” below. The Final Plan provided that obligations of the Debtors to General Electric Company (“GE”) and its subsidiaries would be offset against obligations of GE and its subsidiaries to the Debtors and Deposition Sciences Inc., a non-Debtor subsidiary of the Company, and that any remaining pre-petition obligations of the Debtors to GE would be treated as unsecured indebtedness under the Final Plan. Additionally, the Company and GE agreed to a settlement of disputed amounts that, together with GE’s election of the “85% Now” treatment of the remaining pre-petition amounts, resulted in a loss of $247. As described in the Disclosure Statement relating to the Plan, the Company has established incentives to GE for incremental purchases from the Company (other than APL Engineered Materials, Inc.).

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

Saratoga Lighting Holdings, LLC Investment

Saratoga Lighting acquired all of the Common and Preferred shares owned by GE on August 15, 2003. As a result, Saratoga Lighting held 1,429,590 shares of Company Common Stock and 761,250 shares of the Company’s then existing Old Preferred Stock. Saratoga Lighting received, in exchange for cancellation of its holdings of the Predecessor Company’s Common Stock and Old Preferred Stock, and an $18,000 cash investment, new redeemable preferred stock (the “New Series A Preferred”) of the Reorganized Company, with an initial liquidation preference of $29,000, and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the new management incentive plan). Under the management incentive plan, shares equal to approximately 9% of the common stock of the Reorganized Company have been issued.

The New Series A Preferred has a liquidation preference of $1 per share, plus dividends at the rate of 8% per annum, when and if declared. The cumulative undeclared dividends were $710 as of March 31, 2004. The initial carrying amount of the New Series A Preferred was set at $29,000, the estimated fair value at the date of issuance. The Holder of the New Series A Preferred may, by notice, require the

Company to redeem the outstanding New Series A Preferred within 21 days following the occurrence of certain corporate events. The Company may redeem the New Series A Preferred in whole, but not in part, at any time. The redemption price for the New Series A Preferred is equal to the liquidation preference amount for such shares. The New Series A Preferred shares are each entitled to one vote on each matter presented to shareholders of the Company, as well as one vote on each matter required to be voted upon by the New Series A Preferred as a class. As a consequence, the New Series A Preferred represented approximately 96.3% of the voting power of the Company at March 31, 2004. As of March 31, 2004, Saratoga Lighting held 99.7% of the voting power of the Company.

Highlights of Financial Performance After Emergence from Bankruptcy

The performance of the Company in the first quarter after emergence from bankruptcy was generally in line with expectations. Sales for the quarter ended March 31, 2004 were $36,944 as compared with the company’s projections for this quarter of $37,219 in its October 3, 2003 Disclosure Statement. Income from operations was $2,389 in the quarter ended March 31, 2004. The Disclosure Statement projection of income from operations for the quarter ended March 31, 2004 was $4,993. The difference between the actual income from operations for the quarter and the projection in the Disclosure Statement is primarily related to two items.

First, in accordance with accounting standards generally accepted in the United States, inventory at December 31, 2003 was recorded at fair value in the Company’s condensed consolidated balance sheet for the Reorganized Company, which amount approximated $1,500 above manufacturing cost. Cost of sales in the third quarter of fiscal 2004 includes this additional amount above the Company’s manufacturing cost and reduced reported gross margin and net profit as the inventory was sold. The second most significant difference related to the CEO retention bonus of $1,014 recorded in the third quarter of fiscal 2004. The after-tax amount of this bonus, approximately $675, is scheduled to be applied against the Company’s receivable from the CEO in July 2004. An additional retention bonus amount of $1,013 is expected to be recorded in the fourth quarter of fiscal 2004. While other differences occurred, the Company is largely performing to its plan and expectations and believes that this will continue in the fourth quarter. A further discussion of the quarterly results is provided below. Management expects to provide investors and other interested parties an update on the Company’s progress on its annual investor conference call shortly after the filing of its Form 10-K for the fiscal year ending June 30, 2004.

Results of Operations – Selected Items as a Percentage of Net Sales

The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the indicated periods:

	Reorganized
	Company	Predecessor Company
	Quarter	Quarter	Six Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	December 31,	March 31,
	2004	2003	2003	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	60.8	62.4	61.5	63.8
Marketing and selling	15.5	14.9	16.0	15.5
Research and development	4.1	4.5	4.4	4.4
General and administrative	12.5	7.2	8.8	8.2
Provision for loan impairment	—	—	—	2.5
Refinancing and non-recurring items	—	0.2	—	2.2
Gain on sale of property	—	—	—	(0.1)
Special charges and asset impairment	—	—	—	6.2
Amortization of intangible assets	0.6	0.2	0.3	0.2

Income (loss) from operations	6.5	10.6	9.0	(2.9)
Other income (expense):
Interest expense	(9.3)	(7.4)	(10.6)	(8.1)
Interest income	0.3	0.4	0.3	0.4
Income (loss) from investments	—	(0.3)	—	(0.7)
Gain on restructuring	—	—	1.7	—
Write-off of deferred loan costs	—	—	(3.2)	—
Reorganization expenses	—	(10.8)	(16.0)	(3.7)

Income (loss) before income taxes and minority interest	(2.5)	(7.5)	(18.8)	(15.0)
Income tax expense	0.8	0.6	0.5	0.6

Income (loss) before minority interest	(3.3)	(8.1)	(19.3)	(15.6)
Minority interest in income of consolidated subsidiary	(0.4)	(0.3)	(0.3)	(0.2)

Net income (loss)	(3.7%)	(8.4%)	(19.6%)	(15.8%)

Factors that have affected the results of operations for the third quarter of fiscal 2004 as compared to the third quarter fiscal 2003 are discussed below. The third quarter of fiscal 2004 was the Company’s first quarter of operations following the restructuring.

Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003

Net Sales. Net sales increased 0.7% to $36,944 in the third quarter of fiscal 2004 from $36,703 in the third quarter of fiscal 2003. Third quarter metal halide product sales increased 4% to $29,004 compared with $27,811 in the same period last year. This increase in metal halide product sales is the result of an increase in lamp and material sales. Sales of APL materials increased 1% over the same quarter a year ago. Geographically, these materials sales increased 1% in the U.S. and 1% outside the U.S. Non-metal halide lighting product sales decreased 16% over the year ago period due primarily to a decrease in power supply sales. Sales of lamp manufacturing equipment decreased to $312 in the third quarter of fiscal 2004 from $1,177 in the third quarter of fiscal 2003.

Total lighting product sales inside the U.S. decreased 7% in the third quarter of fiscal 2004 as compared to the same period a year ago due to a reduction in power supply sales that have a lower margin than the Company’s other products. Total lighting product sales outside the U.S. increased 9% as compared to the year ago period due to increases in lamp and material sales.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales decreased 1.8% to $22,475 in the third quarter of fiscal 2004 from $22,892 in the third quarter of fiscal 2003. In accordance with “fresh-start” accounting principles, inventory as of December 31, 2003, was recorded at fair value, which amount approximated $1,500 above manufacturing cost in the Company’s condensed consolidated balance sheet as of December 31, 2003. Cost of sales in the third quarter of fiscal 2004 includes this additional amount above the Company’s manufacturing cost and reduced reported gross margin and net profit as the inventory was sold. As a percentage of net sales, cost of sales, including the $1,500 described above, decreased to 60.8% in the third quarter of fiscal 2004 from 62.4% in the third quarter of fiscal 2003. The additional $1,500 represented 4.1% of sales for the quarter. The reduction in cost of sales as a percentage of sales is due to the transfer of lamp and power supply production to India, improvements in cost management, an improvement in the product mix (more lamp and material sales and less power supply sales), and a reduction in depreciation expense of $593 related primarily to the effects of the application of fresh-start accounting principles.

Marketing and Selling Expenses. Marketing and selling expenses increased 5.0% to $5,729 in the third quarter of fiscal 2004 from $5,457 in the third quarter of fiscal 2003. As a percentage of net sales, marketing and selling expenses increased to 15.5% in the third quarter of fiscal 2004 from 14.9% in the third quarter of fiscal 2003.

Research and Development Expenses. Research and development expenses decreased 8.6% in the third quarter of fiscal 2004 to $1,507 from $1,649 in the third quarter of fiscal 2003. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and, (iv) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. As a percentage of net sales, research and development expenses decreased to 4.1% in the third quarter of fiscal 2004 from 4.5% in the third quarter of fiscal 2003. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses increased 75.7% to $4,617 in the third quarter of fiscal 2004 from $2,628 in the third quarter of fiscal 2003. The increase in general and administrative expenses was primarily due to the accrual of $1,531 of bonuses, including $1,014 for the CEO retention bonus. The after-tax amount of this bonus accrual, approximately $675, is scheduled to be applied against the Company’s receivable from the CEO in July 2004. Fiscal 2004 also includes the Saratoga Lighting quarterly management fee of $150.

Refinancing and Non-recurring Items. Refinancing and non-recurring items in fiscal 2003 reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to refinance its Bank Credit Facility and to restructure its $100,000 8% Senior Notes prior to the Company’s Chapter 11 filing.

Amortization of Intangible Assets. Amortization expense increased to $227 in the third quarter of fiscal 2004 from $86 in the third quarter of fiscal 2003. The increase was due to the amortization of identifiable intangibles established in accordance with the provisions of fresh-start accounting.

Income (Loss) from Operations. As a result of the items noted above, including the $1,500 inventory adjustment and the retention bonus of $1,014, the Company realized income from operations in the third quarter of fiscal 2004 of $2,389 as compared to income from operations of $3,907 in the year ago period.

Interest Expense. Interest expense increased to $3,410 in the third quarter of fiscal 2004 from $2,722 in the third quarter of fiscal 2003. The increase in interest expense is primarily due to the increase in the interest rate on the Company’s New Senior Notes to 11% from 8% for the Old Senior Notes.

Interest Income. Interest income decreased to $110 in the third quarter of fiscal 2004 from $140 in the third quarter of fiscal 2003 due primarily to the settlement with Ruud Lighting, Inc and its shareholders, which lowered the amount of notes receivable from them.

Income (Loss) from Investments. The loss from investments in the third quarter of fiscal 2003 of $(104) represents the equity loss from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The Final Plan provided that the holders of the Predecessor Company’s Common Stock (other than Saratoga Lighting and the Predecessor Company’s CEO) receive the benefit of certain equity investments held by the Predecessor in Fiberstars. As a result, no further equity income or loss will be recorded subsequent to December 31, 2003.

Reorganization Expenses. Reorganization expenses, totaling $3,963 in the second quarter, reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy.

Income (Loss) before Income Taxes and Minority Interest. The Company had a loss before income taxes and minority interest of $(911) in the third quarter of fiscal 2004 as compared to a loss before income taxes and minority interest of $(2,742) in the third quarter of fiscal 2003.

Income Tax Expense. Income tax expense was $302 for the third quarter of fiscal 2004 as compared to $224 in the third quarter of fiscal 2003. The income tax expense in both quarters related to certain of the Company’s foreign operations.

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

Liquidity and Capital Resources

The Company’s sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under its bank credit facility (the “Exit Facility”). See Note D to the Condensed Consolidated Financial Statements for a description of the Exit Facility. The Company believes these sources of liquidity are sufficient for at least the next several years. As a result of the exchange of the $100,000 8% Senior Notes due March 2008 for $114,400 11% Senior Notes due March 2009, the Company has extended the maturity of most of its debt until 2009. The Company believes that its cash flow from operations will be more than adequate to service the debt.

The Exit Facility consists of a $19,000 revolving credit loan and an $11,000 term loan. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (4.75% at March 31, 2004). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (5.50% at March 31, 2004). The term loan requires principal payments of $183 per month. The final maturity of the revolving credit facility and the term loan is December 10, 2008. The Company paid a closing fee of $110 in connection with the establishment of the Exit Facility.

The Exit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Minimum Adjusted EBITDA and Capital Expenditures. At March 31, 2004, the Company was in compliance with the terms of the Exit Facility. The principal security for the Exit Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom as well as the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.

Cash decreased $6,185 during the three months ended March 31, 2004. Cash used in operating activities totaled $5,703, cash used in investing activities totaled $1,435, and cash provided by financing activities totaled $953.

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities totaled $(5,703) for the three months ended March 31, 2004. This included payments of reorganization expenses totaling $4,743 and pre-petition liabilities of $4,214 as a result of the Company’s emergence from Chapter 11. Excluding these bankruptcy-related payments, net cash provided by operating activities during the quarter totaled $3,254.

Net Cash Used in Investing Activities. In the third quarter of fiscal 2004, net cash used in investing activities totaled $1,435, of which $608 related to capital expenditures for plant and equipment, primarily machinery and equipment. The Company plans to limit its capital expenditure program for the next twelve months and expects that its capital expenditures will approximate $4,000 in fiscal 2004 and $5,000 in fiscal 2005. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates. During the fiscal 2004 third quarter, the Company acquired certain assets of Narva Lighting Limited (“Narva”), located in London, England, for $827. Narva specializes in the distribution and marketing of metal halide lighting products in the United Kingdom and Europe.

Net Cash Provided by (Used in) Financing Activities. In the three months ended March 31, 2004, net cash provided by financing activities was $953 resulting from an increase in the Company’s total debt to $134,037 at March 31, 2004 from $133,132 at December 31, 2003.

The interest-bearing obligations of the Company totaled $134,037 as of March 31, 2004, and consisted of: $12,494 of borrowings under the Exit Facility; $114,400 of 11% Senior Notes; mortgages of $4,483; a promissory note of $1,970; and obligations of foreign subsidiaries and other debt of $690.

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

A black line has been drawn between the accompanying condensed consolidated balance sheet as of December 31, 2003 and June 30, 2003 to distinguish between the Reorganized Company and the Predecessor Company. A black line has also been drawn between the accompanying condensed consolidated statement of operations and of cash flows for the quarter ended March 31, 2004 and the other periods presented to distinguish between the Reorganized Company and the Predecessor Company. The results of the interim periods shown are for the Predecessor Company and are not considered as being indicative of the results of operations that are expected for the full year. These results will not be comparable to those of the Reorganized Company.

Reorganization adjustments in the December 31, 2003 condensed consolidated financial statements result primarily from the following:

•	Exchange of $100,000 of 8% Senior Notes and accrued interest through December 31, 2003 of $14,400 for $114,400 of 11% Senior Notes;

•	Issuance to Saratoga Lighting of 29,000 shares of the Company’s new Series A Preferred Shares and 1,000 of its Common Shares in exchange for $18,000 and all of the equity interests of Saratoga Lighting in the Company purchased from GE for $12,000, including the 761,250 shares of the Company’s Old Preferred Stock and 1,429,590 shares of the Company’s Old Common Stock, and push-down of Saratoga Lighting’s investment;

•	Cancellation of the existing common stock in exchange for two investments of the company with a net book value of $7,192 as of the effective date of the Plan; and,

•	Increase in the receivable from officer of $1,169 resulting from a court-approved settlement and reclassification of the receivable to related party receivables from the equity section of the condensed consolidated balance sheet.

Fresh start adjustments in the December 31, 2003 condensed consolidated financial statements result primarily from the following:

•	Reduction of property, plant and equipment carrying values, including reduction of the Company’s real estate by $11,644 and personal property by $28,790;

•	Adjustment of the identifiable intangible assets to $24,675 including customer contracts and relationships of $10,000, trademarks and tradenames of $8,635, and technology of $6,040;

•	Reduction in the value of inventory of $1,997 related to inventory being disposed of by June 30, 2004; and,

•	Increase in the value of inventory of $1,500 related to an adjustment in accordance with FAS No. 141, which requires that inventory be recorded at fair value on the reorganized company’s balance sheet. The increase in inventory of $1,500 above manufacturing cost reduced reported gross margin and net profit in the third quarter of fiscal 2004 as the inventory was sold.

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

Valuation of Accounts and Notes Receivable and Loan Receivable from Officer

Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $28,883, net of an allowance of $799 as of March 31, 2004.

The Company has notes receivable plus accrued interest from the Ruud Lighting, Inc. shareholders in the aggregate amount of $3,137. These notes are due December 1, 2006, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Debtors will be credited toward prepayment of the principal and interest on the notes. The Company believes the total receivable amount will be realized in accordance with the terms of the notes.

The Company has a loan receivable from an officer. Management periodically evaluates the adequacy of the underlying assets to repay this loan and when it estimates the proceeds from the sale of such assets are not adequate records a reserve. Based on its estimates, Management recorded an impairment charge of $2,700 on the loan receivable during fiscal 2003. No interest related to the loan has been recorded in first six months of fiscal 2004 and all of fiscal 2003. Interest on the loan accrues at the same rate as the Company pays on its credit facility and totaled $37 in the quarter ended March 31, 2004.

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

In addition to the above, the application of SOP 90-7 and SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, resulted in the elimination of the existing goodwill and the establishment of a new amount of goodwill of $50,411, that represents the “reorganization value in excess of amounts allocable to identifiable assets.” In accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets, no amortization of goodwill was recorded in fiscal 2003 or fiscal 2004. Additionally, the newly-established goodwill will not be amortized. Rather, the Company will evaluate this asset for impairment at least annually and whenever there is an impairment indicator using the fair value guidelines of FAS No. 142.

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

Foreign Currency

Approximately 31% of the Company’s net sales in fiscal 2003 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars, Canadian dollars, Euros and Japanese yen. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2004, there have been no material changes in the reported market risks presented in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

Item 4. Controls and Procedures

The Company evaluated the design and operation of its disclosure controls and procedures as of March 31, 2004, to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and chief accounting officer. The principal executive officer and chief accounting officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 99.12 shares of its Common Stock to members of the senior management of the Company pursuant to the Company’s 2003 Equity Incentive Plan. The shares were sold pursuant to awards under the plan made on January 21, 2004 and February 2, 2004. The consideration was $1,000 per share. The proceeds were used for general corporate purposes.

The sale of the shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant Section 4(2) of the Securities Act. The sales were made to five senior officers of the Company for investment. The shares were not offered to other investors.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit		Incorporated
Number	Title	by Reference
2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(2)

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997	(2)

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(3)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(4)

3.5	Certificate of Reorganization filed December 9, 2003	(5)

3.6	Certificate of Adoption of Amendment to Article Fourth to Second Amended and Restated Articles of Incorporation filed December 10, 2003	(5)

3.7	Code of Regulations	(6)

(a)	Exhibits (continued)

Exhibit		Incorporated
Number	Title	by Reference
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7

10.1	Management Rights Agreement between Saratoga Partners IV, L.P. and the Company dated March 22, 2004

10.2	Fourth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and the Company dated January 5, 2004

10.3	Fifth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and the Company dated February 19, 2004

10.4	Amendment and Consent to the Amended and Restated Loan Agreement by and among the Company and certain of its subsidiaries and Wells Fargo Foothill, Inc., dated December 30, 2003.

10.5	Settlement Agreement dated January 5, 2004 by and among the the Company, Wayne R. Hellman, and Saratoga Lighting Holdings LLC

10.6	First Amendment to Settlement Agreement by and among the the Company, Wayne R. Hellman, and Saratoga Lighting Holdings LLC dated February 19, 2004

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(2)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(3)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(4)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(5)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2003 filed March 18, 2004.

(6)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(b)	Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: May 13, 2004	By:	/s/ Wayne R. Hellman

Wayne R. Hellman Chief Executive Officer

Date: May 13, 2004	By:	/s/ Christopher F. Zerull

Christopher F. Zerull Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated
Number	Title	by Reference
2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(2)

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997	(2)

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999	(3)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000	(4)

3.5	Certificate of Reorganization filed December 9, 2003	(5)

3.6	Certificate of Adoption of Amendment to Article Fourth to Second Amended and Restated Articles of Incorporation filed December 10, 2003	(5)

3.7	Code of Regulations	(6)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7

10.1	Management Rights Agreement between Saratoga Partners IV, L.P. and the Company dated March 22, 2004

10.2	Fourth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and the Company dated January 5, 2004

10.3	Fifth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and the Company dated February 19, 2004

10.4	Amendment and Consent to the Amended and Restated Loan Agreement by and among the Company and certain of its subsidiaries and Wells Fargo Foothill, Inc., dated December 30, 2003.

10.5	Settlement Agreement dated January 5, 2004 by and among the the Company, Wayne R. Hellman, and Saratoga Lighting Holdings LLC

10.6	First Amendment to Settlement Agreement by and among the the Company, Wayne R. Hellman, and Saratoga Lighting Holdings LLC dated February 19, 2004

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(a)	Exhibits (continued)

Exhibit		Incorporated
Number	Title	by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(2)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(3)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(4)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(5)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2003 filed March 18, 2004.

(6)	Incorporated by reference to Exhibit 3.2 in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.