Form 10-K
period 2004-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2004-09-09
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check (✓) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [    ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

There were 1,131 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of August 31, 2004.

Documents Incorporated by Reference

None

INDEX

Advanced Lighting Technologies, Inc.

		Page
Cautionary Statement Regarding Forward Looking Statements		2
	PART I
Item 1.	Business	2
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
	PART II
Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
	PART III
Item 10.	Directors and Executive Officers of the Registrant	48
Item 11.	Executive Compensation	51
Item 12.	Security Ownership of Certain Beneficial Owners and Management	55
Item 13.	Certain Relationships and Related Transactions	56
Item 14.	Principal Accounting Fees and Services	58
	PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	59
Signatures		66
EX-3.7 Certificate of Amendment by Shareholders
EX-3.9 Articles of Incorporation
EX-10.1.17 Stock Purchase Agreement
EX-10.1.18 Common & Preferred Stock Purchase Agreement
EX-10.1.19 Voting Trust Agreement
EX-10.2.8 Consent to Restructure & Amendment
EX-10.8 Third Amendment to Lease Agreement
EX-10.9 Second Amendment to Option Agreement
EX-12 Statement Regarding Computation of Ratios
EX-14 Code of Conduct
EX-21 Subsidiaries
EX-31.1 Certifications
EX-31.2 Certifications
EX-32.1 Certifications
EX-32.2 Certifications

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of Advanced Lighting Technologies, Inc. and its subsidiaries (the “Company” or “ADLT”), its directors or its officers. For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. On February 5, 2003, the Company, and six of its United States subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 10, 2003, the Company put into effect its Plan of Reorganization, previously confirmed by the Bankruptcy Court, and emerged from bankruptcy protection. The forward looking statements include statements with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) continued growth of the metal halide lighting market; (iv) the Company’s operating strategy and growth strategy; (v) potential acquisitions or joint ventures by the Company; (vi) the declaration and payment of dividends; (vii) litigation affecting the Company; (viii) the timely development and market acceptance of new products; (ix) the ability to provide adequate incentives to retain and attract key employees; and (xi) the impact of competitive products and pricing. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The accompanying information contained in this Report, including without limitation the information set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” identifies important factors that could cause such differences.

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

The Company

Advanced Lighting Technologies, Inc. is an innovation-driven designer, manufacturer and marketer of metal halide and other lighting products that participates in the global lighting market. Metal halide lighting combines superior energy efficient illumination with long lamp (i.e., light bulb) life, excellent color rendition and compact lamp size. The Company believes that it is the only designer and manufacturer in the world focused primarily on metal halide lighting. As a result of this unique focus, the Company has developed substantial expertise in all aspects of metal halide lighting. The Company believes that this focus enhances its responsiveness to customer demand and has contributed to its technologically advanced product development and manufacturing capabilities.

The Company has derived a substantial portion of its net sales from international business. Revenues from customers outside of the United States represented approximately 50% of net sales for fiscal 2004. The Company’s operations in India now produce about two-thirds of its component products sold worldwide. International markets represent long-term attractive opportunities for metal halide lighting products due to the increasing demand for energy-efficient lighting products. The energy efficiency of metal halide lighting is especially desirable in developing nations such as China due to the relatively higher cost of energy and the high cost of power plant construction in these countries.

In the United States, the metal halide market is the fastest growing segment of the lighting market, demonstrated by metal halide lamp sales having grown at a compound annual rate of approximately 10% in the past decade, although growth has varied substantially from year to year. In recent years, sales of metal halide products in calendar year 2003 were comparable to those in fiscal 2000, primarily due to the weakness of the U.S. economy over that past several years. However, sales in calendar 2002 and calendar 2003 were up 3% per year over the sales in the previous calendar year. In light of these results, the Company believes the U.S. metal halide industry is beginning to recover and that sales of metal halide lighting will begin to grow moderately. The Company’s strong market position, new product development capabilities, and participation in international markets have enabled the Company to increase its revenues in its core metal halide operations at rates in excess of the growth of the domestic metal halide market. The Company has integrated vertically to design, manufacture and market a broad range of metal halide products, including materials used in the production of lamps, and lamps and other components for lighting systems as well as metal halide lighting systems. The Company’s materials and components are used in the manufacture of its own lighting systems for sale to end-users and are sold to third-party manufacturers for use in the production of their metal halide products.

Metal Halide

Invented approximately 40 years ago, metal halide is the newest of all major lighting technologies and can produce the closest simulation to sunlight of any available lighting technology. Metal halide lighting is currently used primarily in commercial and industrial applications such as manufacturing facilities and distribution centers, outdoor site and landscape lighting, sports facilities and large retail spaces such as superstores. In addition, due to metal halide’s superior lighting characteristics, the Company believes many opportunities exist to “metal halidize” applications currently dominated by older incandescent and fluorescent lighting technologies. For example, a 100-watt metal halide lamp, which is approximately the same size as a household incandescent lamp, produces as much light as five 100-watt incandescent lamps and as much as three 34-watt, four-foot long fluorescent lamps. However, metal halide lamps are not compatible with the substantial installed base of incandescent and fluorescent lighting fixtures. While metal halide systems generally offer lower costs over the life of a system, the installation of a metal halide lighting system typically involves higher initial costs than incandescent and fluorescent lighting systems.

While domestic sales of incandescent and fluorescent lamps have grown at a compound annual rate of approximately 2% over the past decade, domestic metal halide lamp sales have grown at a compound annual rate of approximately 10% over the same period, making metal halide the fastest growing segment of the approximately $2.4 billion domestic lamp market. In 2003, metal halide accounted for approximately 10.5% of domestic lamp sales by dollar volume.

The Company believes that the growth of metal halide lighting noted above has occurred primarily in commercial and industrial applications. In recent years, metal halide systems have been introduced in fiber optic, electronic display projectors and automotive headlamp applications, and the Company expects that these and other applications will continue to drive growth in metal halide lighting. The Company believes that additional opportunities for metal halide lighting exist in other applications where energy efficiency and light quality are important. As a result of the Company’s dominant position in metal halide materials, the Company expects to benefit from continued growth in metal halide markets. In addition, the Company expects to be a leader in metal halide’s continued market expansion by providing innovative metal halide system components and integrated systems.

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

Pursuant to the terms of the Final Plan, Saratoga Lighting Holdings, LLC (“Saratoga”) received, in exchange for cancellation of its holdings of the Predecessor Company’s Series A Preferred Stock and Common Stock, and an $18 million cash investment, new redeemable preferred stock of the Reorganized Company, with an initial liquidation preference of $29 million, and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the new management incentive plan). Under the management incentive plan, shares equal to approximately 9% of the common stock of the Reorganized Company have been issued. The Final Plan also provided management fees to an affiliate of Saratoga. The fees consist of a one-time advisory fee of $1.8 million that was paid in July 2004 from excess working capital, and a quarterly management fee of $150,000 payable in advance. The advisory fee is included in payables to related parties.

The Final Plan provided that the holders of the Predecessor Company’s Common Stock (other than Saratoga and the Predecessor Company’s Chief Executive Officer) receive the benefit of certain equity investments held by the Predecessor Company in Fiberstars, Inc. and Hexagram, Inc., as well as a possible future payment, based on 3% of amounts received by Saratoga after providing Saratoga with a return of capital plus an agreed rate of return, as more fully described in the Final Plan. Options and warrants to purchase Predecessor Company Common Stock which were not exercised prior to the Effective Date were cancelled.

Effective December 10, 2003, the Predecessor Company’s secured banking facility was amended and restated to provide financing for the Reorganized Company following emergence from bankruptcy (the amended facility is referred to as the “Bank Credit Facility”). The Bank Credit Facility is a $30 million facility that consists of a term loan that requires monthly principal payments of $183,000 ($9.9 million outstanding at June 30, 2004) with a revolving credit loan, subject to availability, making up the remainder of the facility. Availability under the revolving credit loan was $15.6 million and no balance was outstanding on the revolving credit loan at June 30, 2004. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (5.00% at June 30, 2004). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (5.75% at June 30, 2004). The final maturity of the revolving credit facility and the term loan is December 10, 2008. The financing arrangements are described in greater detail in Note E, “Financing Arrangements.”

With respect to the Predecessor Company’s $100 million 8% Senior Notes due 2008 (the “Old Notes”), the Company had not made the semi-annual interest payments due on September 16, 2002, March 15, 2003, and September 15, 2003. The Company had continued to accrue interest on the Old Senior Notes at 8% through December 31, 2003, and accrued and unpaid interest on the Old Senior Notes would have been $14.4 million as of that date. The Final Plan provided that the Old Notes be exchanged for an aggregate principal amount of $114.4 million 11% Senior Notes due 2009 (the “New Notes”). The New Notes bear interest at 11% from January 1, 2004, and become due on March 31, 2009. Upon the Effective Date of the Final Plan, pursuant to the approval of the Plan by holders of the Old Senior Notes, all then existing defaults under the Indenture relating to the Old Senior Notes were waived.

Saratoga Investment

Saratoga acquired all of the Common and Preferred shares owned by GE on August 15, 2003. As a result, Saratoga held 1,429,590 shares of Company Common Stock and 761,250 shares of the Company’s then existing Old Preferred Stock. Saratoga received, in exchange for cancellation of its holdings of the Predecessor Company’s Common Stock and Old Preferred Stock, and an $18 million cash investment, new redeemable preferred stock (the “New Series A Preferred”) of the Reorganized Company, with an initial liquidation preference of $29 million, and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the new management incentive plan). Under the management incentive plan, shares equal to approximately 9% of the common stock of the Reorganized Company have been issued.

The New Series A Preferred has a liquidation preference of $1,000 per share, plus dividends at the rate of 8% per annum, when and if declared. The cumulative undeclared dividends were $1.3 million as of June 30, 2004. The initial carrying amount of the New Series A Preferred was set at $29 million, the estimated fair value at the date of issuance. The Holder of the New Series A Preferred may, by notice, require the Company to redeem the outstanding New Series A Preferred within 21 days following the occurrence of certain corporate events. The Company may redeem the New Series A Preferred in whole, but not in part, at any time. The redemption price for the New Series A Preferred is equal to the liquidation preference amount for such shares. The New Series A Preferred shares are each entitled to one vote on each matter presented to shareholders of the Company, as well as one vote on each matter required to be voted upon by the New Series A Preferred as a class. As a consequence, the New Series A Preferred represents approximately 96.3% of the voting power of the Company at June 30, 2004. As of June 30, 2004, Saratoga held 98.8% of the voting power of the Company.

Executive Offices

The Company’s principal executive offices are located at 32000 Aurora Road, Solon, Ohio 44139 and its telephone number is 440/519-0500.

Lighting Industry and Opportunities in Metal Halide Lighting

The Company currently produces metal halide lighting products primarily for commercial and industrial applications. Until recently, metal halide technology served primarily the industrial and outdoor sectors, which the Company estimates, represents approximately one-third of U.S. lighting fixture sales. However, with the miniaturization of metal halide lamps and fixtures and the recognition of the benefits of metal halide technology, including improved light color, energy efficiency, lower operating temperature and safety of metal halide products relative to other technologies, significant opportunities for growth exist. Key factors driving growth in the metal halide industry include:

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

Development of New and Advanced Metal Halide Power Supplies. Historically, the introduction of new metal halide lamps and systems has been constrained by the lack of complementary metal halide power supplies. Significant engineering expertise is required to adapt existing power supplies for new metal halide products. The Company believes that while domestic sales of metal halide power supplies approximated $200 million in 2003, power supply manufacturers, like lamp manufacturers, have focused on the larger fluorescent power supply market and, to a lesser extent, on the standard-type metal halide lamp market rather than development of new power supply products for specialized metal halide products and applications. Since the Company acquired its power supply manufacturing operations in 1997, the development of appropriate power supply sources focused on metal halide has enhanced the expansion of metal halide applications, reduced the development time required to introduce new metal halide products and improved the reliability and durability of existing metal halide products.

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

Continue to Use Vertical Integration

The Company began operations as a manufacturer of metal halide salts and expanded into production of system components, initially lamps. The Company has expanded its focus to include magnetic and electronic power supplies. The Company has broadened its materials manufacturing capabilities to include filtering and optical coatings for lighting applications. Through this vertical integration, the Company is able to develop and package complementary system components which enable metal halide lighting to penetrate applications and markets currently served by older technologies. The Company will continue to use vertically integrated operations where we have competitive advantages based on patent-protected technology and first-to-market product leadership.

Improve Operating Cash Flow

In the past the Company depended on outside capital sources to fund growth. In order to reduce this dependence and to improve its operating results, the Company continues to focus primarily on its metal halide products and to use its experience in the design and manufacture of metal halide materials, components and systems and focused metal halide technology to reduce operating costs by improving production processes and product quality without substantial capital investment. The Company has also transferred a significant portion of its component manufacturing to India resulting in further significant reductions in its production cost. Management believes that achieving cost and quality goals will enhance operating cash flow to allow for profitable growth in a tight capital environment. The anticipated improvements should also improve overall financial performance, which will improve the Company’s access to capital for future investments in its business.

Strengthen OEM and Lighting Agent Relationships

The Company concentrates on developing strong relationships with lighting fixture OEMs by providing the key system components for a lighting fixture, either alone or packaged as a unit, tailored to meet their needs. Historically, the Company provided specialized lamps tailored to meet OEM needs. With its ability to design and manufacture power supplies, the Company expects to better meet OEM needs by packaging the principal system components (lamps, power supplies, switches and controls) for a lighting fixture. Frequent interaction with OEMs serves dual purposes, providing the Company with valuable ideas for new component products and providing OEMs with the information necessary to market the Company’s new products. Lamps and power supplies designed for a specific fixture are included with the fixture when sold by the OEM, increasing distribution of the Company’s products. The Company also enters into agreements with lighting agents to pay commissions for selling the Company’s lamps. These commissions provide the agent an incentive to include the Company’s metal halide lamps in its bids on a construction or renovation project.

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

Increase Sales of Existing Products

By expanding existing relationships and developing new relationships with lighting agents and OEMs, the Company expects to increase sales of existing specialty lamps and power supplies. The Company also expects its sales of replacement lamps, as well as power supplies, to increase as the installed base of fixtures for the Company’s specialty lamps and power supplies increases. The Company expects to increase sales in the replacement lamp market, in part through a novel direct marketing approach to end users. The Company prints its toll-free phone number and web site on most lamps, and customers can order replacement lamps directly from the Company for express delivery. In addition, this interaction with customers provides the Company with the opportunity to market additional metal halide products.

Increase Participation in International Markets

The Company has and plans to continue to increase its participation in international markets in three ways. First, the Company directly exports its products to countries that do not impose restrictive tariffs, local content laws and other trade barriers. The primary countries and regions in which the Company directly markets products are the United Kingdom, Western Europe, Australia, Canada, China and Japan. Second, the Company has pursued and may pursue strategic acquisitions and has built or may build manufacturing facilities in international markets. Third, in countries that impose trade restrictions, the Company has sold production equipment or has entered into joint ventures with local lamp manufacturers. Purchasers of production equipment have become customers for the Company’s metal halide salts, lamp components and other materials. The Company has existing joint ventures in China and Korea.

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

The Company also produces optical thin film coatings, including coatings for lighting applications with particular emphasis on coatings on lamp burners, as well as antireflection coatings, and coatings for telecommunications products, multilayer magnetic films and emissivity modification films for classified government applications, and infrared multilayer optical films on flexible polymeric substrates. Through a reactive sputtering process, these coatings are chemically bonded to a product surface. When used in lighting applications, these coatings can significantly improve the optical performance of the light source, protect the system and its components from harmful ultra-violet and infrared radiation, and increase the energy efficiency of the entire system.

Components and Systems

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

The Company believes it differentiates itself from other metal halide lamp manufacturers by offering a wider variety of lamps, many of which have been customized to offer a specific solution to a lighting problem. Since 1985, the Company believes that it has introduced a majority of the new lamps in the domestic, metal halide lamp industry. Currently, the Company offers approximately 400 lamps ranging from 50 watts to 2,000 watts. In certain instances, the Company produces these products for its competitors on a private label basis in order to capture sales through competitors’ distribution channels. The Company also sells standard-type lamps, which it manufactures at its factory in India or sources from other manufacturers.

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

The Company also manufactures magnetic power supplies for HID lighting systems, currently offering over 450 power supply products. The Company also sells electronic power supplies and controls for metal halide lighting systems.

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

Production Equipment

The Company has the expertise to manufacture and sell turnkey lamp production manufacturing groups The Company has sold equipment to various unrelated entities in China. A metal halide lamp production equipment group consists of up to 50 different production machines. Each lamp production equipment group sells for between approximately $1.0 million to $5.0 million. In order to maintain manufacturing flexibility, the Company must continually update its own component production equipment, through the internal design and fabrication of production equipment. The Company has leveraged its manufacturing expertise by selling lamp production equipment groups in international markets to independent companies or to joint ventures with local lamp manufacturers. In connection with each lamp production equipment group sale, the Company is required to provide lamp designs and specifications, and production training, at the same time, creating a customer for its materials products.

The Company also manufactures and markets turnkey deposition equipment to produce thin film coatings for a variety of applications. These systems employ sputtering technology to place optically precise thin coatings on lighting components and other materials. When the Company sells a system to a customer, the Company will either operate the system for the customer at the Company’s facility or transfer the system to the customer’s facility.

International Sales

International sales aggregated $37.9 million (51% of net sales) for the six months ended June 30, 2004, $34.8 million (49% of net sales) for the six months ended December 31, 2003, $75.5 million (52% of net sales) for fiscal 2003, and $62.2 million (37% of net sales) for fiscal 2002. For information regarding the Company’s international operations, see Note M to “Notes to Consolidated Financial Statements.”

Product Design and Development

Management believes one of its key strengths is its ability to design and develop new products. The Company has dedicated research and development efforts in each of its product lines having invested $19.3 million or 4.2% of net sales into research and development over the last three full fiscal years. In the six months ended June 30, 2004, the Company invested $2.8 million (3.8% of net sales) in research and development; in the six months ended December 31, 2003, $3.1 million (4.4% of net sales); in fiscal 2003, $6.5 million (4.5% of net sales); and in fiscal 2002, $6.9 million (4.2% of net sales). The Company has developed new applications for metal halide lighting, improved the quality of its materials, and introduced new specialized products, such as the Uni-Form® pulse start products. Uni-Form® pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power consumption, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. Historically, the Company’s efforts primarily have been focused on the development of materials and system components.

Materials

The Company is focused on improving the purity of, and production processes for, metal halide salts. The Company pursues these efforts proactively as well as in response to customer requests for specific metal halide salts. The Company focuses on designing and developing improved electrodes, amalgams and getters used in lamp manufacturing. The Company also expects to continue producing thin film coatings primarily for lighting applications with particular emphasis on coatings on lamp burners, as well as developing related software, and reliable, cost-effective application processes.

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

Materials

The Company markets materials (metal halide and other salts) and thin-film coatings directly to other high intensity discharge lamp manufacturers, primarily GE, Philips and Sylvania for use in their manufacture of lamps. The Company also markets lamp materials to its joint venture partners. In addition, the Company works very closely with its customers to manufacture materials according to their specifications. Certain customer-developed materials are considered proprietary to the Company’s customers. Other lamp components manufactured by the Company are used primarily in the manufacture of its own lamps. The principal customers for the thin-film coating products of the Company include major lamp manufacturers. In addition, the Company markets its thin-film coatings to government suppliers for use in aerospace applications and to fiber optic telecommunications systems manufacturers. Sales of materials accounted for approximately 25.5% of the Company’s revenues for the six months ended June 30, 2004, 24.3% for the six months ended December 31, 2003, 20.5% in fiscal 2003 and 15.5% in 2002.

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

The Company also has distributed its metal halide lamps through lighting agents. Unlike GE, Philips and Sylvania, which each have extensive local distributor relationships, the Company has entered into agency agreements with lighting agents who represent a full line of fixture manufacturers, under which the agent receives a commission for selling the Company’s lamps. The Company believes it is the only major lamp manufacturer to distribute its products through lighting agents. This relationship allows the lighting agent to package the Company’s metal halide lamps with the other products included in its bid on a project. By bidding a more complete or unique package, the lighting agent has a competitive advantage over less complete bids and, if selected, earns a commission on Company lamps sold, which agents generally do not receive from other lamp suppliers.

The Company intends to increase its sales of replacement lamps through direct marketing by exploiting both the Company’s internally developed capabilities. Since 1994, the Company has printed its toll-free number on most lamps that it sells, allowing a customer to call the Company, rather than an electrical distributor, to order a replacement lamp. This enables the customer to speak to a more knowledgeable representative, thereby increasing the accuracy and efficiency of service to the end user. This interaction also allows the Company to suggest enhanced products better suited for the end user’s needs. In addition, the Company telemarkets replacement lamps in connection with catalogue distributions. Lamps are delivered by express courier to end users, thereby providing service efficiency comparable to local electrical distributors. Replacement lamps are typically sold at a higher gross margin than lamps sold initially through OEMs or lighting agents.

In addition to packaging power supplies with lamps, the Company is continuing direct marketing to OEMs and sales through electrical distributors. Sales of system components accounted for approximately 66.1% of the Company’s revenues for the six months ended June 30, 2004, 66.6% for the six months ended December 31, 2003, 66.1% in fiscal 2003 and 55.4% in fiscal 2002.

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

Systems accounted for approximately 5.7% of the Company’s revenues for the six months ended June 30, 2004, 6.5% for the six months ended December 31, 2003, 6.2% in fiscal 2003 and 26.6% in fiscal 2002.

Production Equipment

The Company’s production equipment is manufactured for internal use and is marketed to existing companies for turnkey production of thin-film coatings and metal halide lamps. External sales of production equipment accounted for approximately 2.7% of the Company’s revenues for the six months ended June 30, 2004, 2.6% for the six months ended December 31, 2003, 7.2% in fiscal 2003 and 2.5% in fiscal 2002.

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

At the Company’s facility in Santa Rosa, California, the Company produces optical thin film coatings for a variety of applications, as well as equipment for deposition of thin film coatings. The facility operates five days per week with three eight-hour shifts per day. Coatings and systems are produced in accordance with exacting customer specifications. Management believes that its optical coatings operation has expertise over a broad range of thin film deposition technologies allowing application of the coating technology most suitable for a particular client need.

Raw Materials and Suppliers

The Company sources its raw materials from a variety of suppliers. Presently, it sources most of its quartz tubing and borosilicate glass bulbs for lamps from GE and Osram-Sylvania. Although an interruption in these supplies could disrupt the Company’s operations, the Company believes that alternative sources of supply exist and could be arranged prior to the interruption having a material adverse effect on the Company’s operations or sales. The materials for the Company’s power supply products are readily available on the open market. The Company also purchases certain of its industrial standard-type lamps from GE.

Most of the raw materials used in the production of metal halide salts can be sourced from several suppliers. The Company has been the dominant supplier of metal halide salts to the metal halide lamp industry for many years. Therefore, the Company has focused on addressing any circumstance that could jeopardize the continued production of these vital materials. In this regard the Company has a 40% ownership interest in Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications, which serves as one of the Company’s raw materials suppliers. Since the Company is the primary supplier of metal halide salts to the metal halide lamp industry, any disruption in supply would also affect each producer of the affected lamp type. Raw materials and components for coatings and equipment are sourced from outside suppliers. The Company has multiple qualified sources for critical materials and components.

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

Materials

The Company produces materials that are used by the Company and virtually all other manufacturers of metal halide lamps. In metal halide salts, where the Company has successfully used its technology focus and manufacturing capability to develop superior products, the Company believes it has no competitors in the United States and only several smaller competitors internationally. The competition in salts is based on the technological ability to develop salt formulation for customers and maintain product uniformity and purity. The Company believes it is the leading producer of salts because it is the leader in uniformity and purity. In other materials categories, the Company’s chief competition is internal production by GE, Philips and Sylvania. The competition in these products is based primarily on price and delivery, with some competition based on technological ability to create solutions for unique applications. The Company’s products compete most effectively for external sales where they are created for unique applications.

The Company’s optical coatings unit has one or two principal competitors in each of its traditional markets (lighting, coating equipment and government/aerospace). The Company believes that competition in thin film coatings is generally based on quality of coatings, technological expertise to design and deliver customized coating solutions and customer service. The Company believes that it competes successfully on the basis of all three of these measures. While competition is strenuous with these existing competitors, management believes that the high technical content of the products and services in these markets make entry by new thin film coating manufacturers relatively difficult.

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

Intellectual Property

The Company relies primarily on trade secret, trademark, and patent laws to protect its rights to certain aspects of its products, including proprietary manufacturing processes and technologies, product research and concepts and trademarks, all of which the Company believes are important to the success of its products and its competitive position. In the past, the Company has successfully taken legal action to enjoin misappropriation of trade secrets by other parties. Any litigation involving misappropriation of the Company’s trade secrets or other intellectual property rights could require the Company to increase significantly the resources devoted to such efforts. The patent positions of companies such as the Company can be highly uncertain and involve complex legal and factual questions, and therefore the breadth of claims allowed in such patents and their enforceability cannot be predicted. Nevertheless, as an innovation-driven designer and manufacturer, the Company will continue to develop new products and processes and will seek to protect its rights through the continued use of patents and other means.

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

The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its future financial position or results of operations. Capital expenditures and operating expenses in fiscal 2004, fiscal 2003 and fiscal 2002 attributable to compliance with such legislation were not material.

Employees

As of June 30, 2004, the Company had approximately 1,480 full-time employees, consisting of employees engaged in the designing, manufacturing and marketing of materials (170 employees), system components and systems (1,278 employees), and production equipment (20 employees) and 12 employees in corporate/administrative services. The Company believes that its employee relations are good. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

Item 2. Properties

The Company’s headquarters are located in Solon, Ohio, and the Company maintains manufacturing facilities in California, Ohio, Illinois, Chennai (Madras), India, and Nova Scotia, Canada. Set forth below is certain information with respect to the Company’s principal facilities as of June 30, 2004:

		Approximate
		Square	Owned/
Facility Location	Activities	Footage	Leased
North America
Solon, Ohio	System components manufacturing, distribution warehouse, office	330,000	Owned
Santa Rosa, California	Manufacturing, office	144,000	Leased
Urbana, Illinois	Materials manufacturing, office	120,000	Owned
Amherst, Nova Scotia, Canada	Power supply manufacturing, office	45,000	Owned
Mississauga, Ontario, Canada	Distribution warehouse	13,000	Leased
Other
Chennai (Madras) India	System components manufacturing	100,000	Owned
Wantirna South, Victoria, Australia	Distribution warehouse, office	33,000	Owned
Nottingham, England	Distribution warehouse	14,000	Leased
Rickmansworth, England	Sales office	2,000	Leased

The Solon, Ohio facility is subject to a mortgage of $4.3 million as of June 30, 2004. The Urbana, Illinois facility is a portion of the security for the Bank Credit Facility (see Note E “Financing Arrangements,” in Notes to Consolidated Financial Statements in Item 8). The aggregate annual rental cost of leased facilities is approximately $1.2 million, and the average remaining lease term is 7 years.

Item 3. Legal Proceedings

On February 5, 2003, the Company and all of its U.S.-based subsidiaries (excluding Deposition Sciences, Inc.) each voluntarily filed for protection under the provisions of Chapter 11 of the Federal Bankruptcy Code. Following confirmation of the Company’s Fourth Amended Plan of Reorganization by the Bankruptcy Court on December 8, 2003, the Plan became effective on December 10, 2003. See “Emergence from Bankruptcy” under “Recent Developments” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On May 9, 2003, a complaint was filed in the Cuyahoga County, Ohio Court of Common Pleas by the widow of an employee of Venture Lighting International, Inc., who died following an industrial accident at Venture Lighting’s Solon facility. The suit, styled Karnosh, etc. v ADLT Realty Corp I, Inc., et al (CV 03 500755), alleged that Venture Lighting knowingly exposed the employee to an unreasonably dangerous risk. In addition, the suit named ADLT Realty Corp I, Inc., the owner of the facility, and certain named and unnamed defendants involved in the installation and repair of an industrial garage door involved in the accident, alleging liability on various theories involving the failure to maintain the door safely. The plaintiff voluntarily dismissed its claims against both Venture Lighting and ADLT Realty on May 19, 2004.

The Company’s reorganization proceedings have been terminated, however, the Bankruptcy Court has retained jurisdiction over a disputed creditor claim by Rohm and Haas Company of approximately $2.1 million. The claim relates to the payment of the purchase price for Rohm and Haas Company’s interest in Unison Fiber Optic Lighting Systems, LLC.(“Unison”). The Company purchased the Rohm and Haas interest in Unison for cash, a promissory note and certain other consideration in February 2000. The Company has contested Rohm and Haas Company’s claim to the unpaid portions of the consideration and is seeking repayment of a portion of the approximately $1.3 million the Company has already paid Rohm and Haas Company. The Company does not believe an adverse determination regarding this claim would have a material adverse affect on the Company or its operations.

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

Pursuant to the Company’s Plan of Reorganization, the Company’s Common Stock, which had been registered under the Securities Exchange Act of 1934, was cancelled and Saratoga Lighting Holdings, LLC (“Saratoga”) became the owner of 100% of the voting securities of the Company. Subsequently, shares of Company Preferred Stock and Common Stock were sold to a director of the Company and shares of Common Stock were sold to certain executive officers of the Company. There is no established public market for the Company’s equity securities. There are no equity securities of the Company subject to any options, warrants or conversion rights, no shares of Company common stock currently may be sold pursuant to Rule 144 under the Securities Act of 1933 and the Company has not agreed to register the sale of equity securities by any shareholders.

In the fourth quarter of fiscal 2004, the Company sold 31.67 shares of its Common Stock and 338.33 shares of its Series A Preferred Stock to a member of its board of directors. The consideration was $1,000 per share. The proceeds were used for general corporate purposes. The sale of the shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant Section 4(2) of the Securities Act. The sales were made to a director of the Company for investment. The shares were not offered to other investors.

The terms of the Company’s $30 million Credit Facility prohibit the payment of dividends, other than dividends consisting of Company stock, without the consent of the lending banks. The Company’s Indenture relating to its 11% Senior Notes limits the payment of cash dividends to $2 million plus amounts determined by the Company’s earnings and equity investment in the Company after the effective date of the Company’s Plan of Reorganization. In addition, financial covenants, including ratios, contained in the Credit Facility, may limit payment of dividends indirectly.

The Company does not intend to declare or pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company’s business.

The Company’s 2003 Equity Incentive Plan was approved by the Company’s sole shareholder and 2.20 shares of Company Common Stock are available for grant under the Plan.

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

	Reorganized
	Company	Predecessor Company
	Six Months	Six Months
	Ended	Ended	Year Ended June 30,
	June 30,	December 31,
	2004	2003	2003	2002	2001	2000
		(In thousands)
Operating Statement Data:
Net sales	$74,075	$70,510	$145,087	$164,786	$219,347	$228,509
Costs and expenses:
Cost of sales	43,230	43,361	93,167	109,758	136,538	142,349
Marketing and selling	11,184	11,311	22,004	30,771	42,493	40,535
Research and development	2,839	3,095	6,494	6,850	10,793	12,038
General and administrative	8,819	6,208	11,444	15,502	13,831	15,385
Provision for loan impairment	—	—	2,700	7,100	—	—
Refinancing and non-recurring items	—	—	2,387	—	—	—
Gain on settlement of lawsuit (1)	—	—	—	(554)	—	—
Gain on sale of property	—	—	(62)	(80)	(1,115)	—
Special charges and asset impairment (2)	—	—	13,157	10,561	—	(475)
Amortization of intangible assets	474	177	343	336	2,862	2,766

Income (loss) from operations	7,529	6,358	(6,547)	(15,458)	13,945	15,911
Other income (expense):
Interest income (expense), net	(6,621)	(7,271)	(11,046)	(11,777)	(12,824)	(13,393)
Income (loss) from investments (3)	98	3	(1,596)	(2,347)	(234)	70
Gain on restructuring (4)	—	1,184	—	—	—	—
Write-off of deferred loan costs (4)	—	(2,251)	—	—	—	—
Reorganization expenses (4)	—	(11,258)	(7,435)	—	—	—
Gain (loss) from sale of fixture subsidiaries	—	—	(1,003)	227	—	—

Income (loss) before income taxes, minority interest, and cumulative effect of accounting change	1,006	(13,235)	(27,627)	(29,355)	887	2,588
Income taxes	489	360	946	252	516	635

Income (loss) before minority interest and cumulative effect of accounting change	517	(13,595)	(28,573)	(29,607)	371	1,953
Minority interest in income of consolidated subsidiary	(258)	(251)	(333)	(219)	(100)	(25)

Income (loss) before cumulative effect of accounting change	259	(13,846)	(28,906)	(29,826)	271	1,928
Cumulative effect of accounting change (5)	—	—	—	(71,171)	—	—

Net income (loss)	$259	$(13,846)	$(28,906)	$(100,997)	$271	$1,928

	Reorganized
	Company	Predecessor Company
	June 30,	June 30,
	2004	2003	2002	2001	2000
		(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,701	$4,167	$2,874	$3,652	$3,890
Total assets	194,557	174,276	193,700	316,001	304,475
Total debt outstanding	131,313	134,661	139,687	163,772	165,207
Preferred stock	29,338	24,475	22,290	19,554	16,999
Common shareholders’ equity (deficit)	1,174	(22,704)	3,282	98,290	82,783

(1)	In fiscal 2002, the Company recorded a gain on the settlement of a claim, net of legal fees, as a result of the enforcement of a non-compete agreement with several former employees of a subsidiary of the Company.

(2)	In fiscal 2001 and 2002 the Company’s subsidiary Deposition Sciences, Inc. (“DSI”) made significant investments in building telecommunication product manufacturing equipment and related facilities to apply its thin-film coating technology to telecom products. With the decline in the global telecommunication business and uncertainty regarding the recovery of the telecom market, the Company recognized a $10,433 charge in fiscal 2003 related to the abandonment of certain long-lived assets and write down of certain assets held for sale to fair value. The Company also recorded a charge of $1,150 in fiscal 2003 for an impairment related to a non-refundable option to purchase for $11,500 the building currently leased by DSI that was not likely to be exercised before its original expiration in March 2004. Additionally, as a result of the delisting of the Company’s common shares from the Nasdaq National Market, the Company recorded an asset impairment charge of $1,163 for the write-off of deferred costs associated with its shelf offerings in fiscal 2003. The Company also recognized a $411 charge in fiscal 2003 related to the abandonment of lamp manufacturing equipment. Fiscal 2002 results include special charges related to the consolidation of the Company’s power supply manufacturing operations into its high-efficiency facility in Chennai (Madras), India, reduction of staffing levels at most locations, and evaluation of equipment and investments in light of its long-term strategies. The amounts are classified in the fiscal 2002 statement of operations as: cost of sales — $688 and, special charges — $10,561.

(3)	In fiscal 2003, the Income (loss) from investments includes a charge of $703 related to impairment of its investment in a foreign joint venture involved in the manufacturing of metal halide lamps. In fiscal 2002, the loss from investments includes a loss from the sale of a preferred stock investment in Venture Lighting Japan of $2,007.

(4)	In the six months ended December 31, 2003, the Company recorded several items related to the Company’s reorganization and emergence from bankruptcy. The gain on restructuring of $1,184 includes a net increase in the receivable from officer of $1,169 related to the settlement related to the officer loan approved by the bankruptcy court, as well as the impact of the implementation of the court-approved plan and a settlement with General Electric related to amounts owed to and receivable from GE. The write-off of deferred loan costs of $2,251 is related to the accounting for the cancellation of the $100,000 8% Senior Notes in accordance with Emerging Issues Task Force No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Reorganization expenses of $11,258 represent the cost of consultants, investment bankers, and attorneys related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy. Reorganization expenses of $7,435 were also incurred in fiscal 2003.

(5)	In fiscal 2002, the Company recorded $71,171 as a cumulative effect of accounting change relating to the impairment of goodwill and other indefinite lived intangible assets in accordance with the Financial Accounting Standards Board Statement of Accounting Standards (FAS) No. 142, Goodwill and Intangible Assets. FAS 142 provides authoritative guidance on accounting for and financial reporting of goodwill and intangible assets acquired in business combinations. FAS 142 requires that these assets be tested for impairment, and as a result, the Company recorded $71,171 as a cumulative effect of accounting change as of July 1, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands)

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

Consistent with the Company’s strategy for new product introductions, the Company invests substantial resources in research and development to engineer materials and system components to be included in customers’ specialized systems. Such expenditures have enabled the Company to develop new applications for metal halide lighting, improve the quality of its materials, and introduce new specialized products, such as the Uni-Form® pulse start metal halide products. Uni-Form® pulse start products permit (a) increased light output with lower power utilization, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. The Company has spent additional amounts for manufacturing process and efficiency enhancements, which were charged to cost of goods sold when incurred. See also Item 1. “Business — Recent Developments” above and “Liquidity and Capital Resources” below.

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

Pursuant to the terms of the Final Plan, Saratoga Lighting Holdings, LLC (“Saratoga”) received, in exchange for cancellation of its holdings of the Predecessor Company’s Series A Preferred Stock and Common Stock, and an $18,000 cash investment, new redeemable preferred stock of the Reorganized

Company, with an initial liquidation preference of $29,000, and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the new management incentive plan). Under the management incentive plan, shares equal to approximately 9% of the common stock of the Reorganized Company have been issued. The Final Plan also provided management fees to an affiliate of Saratoga. The fees consist of a one-time advisory fee of $1,800 that was paid in July 2004 from excess working capital, and a quarterly management fee of $150 payable in advance. The advisory fee is included in payables to related parties.

The Final Plan provided that the holders of the Predecessor Company’s Common Stock (other than Saratoga and the Predecessor Company’s Chief Executive Officer) receive the benefit of certain equity investments held by the Predecessor Company in Fiberstars, Inc. and Hexagram, Inc., as well as a possible future payment, based on 3% of amounts received by Saratoga after providing Saratoga with a return of capital plus an agreed rate of return, as more fully described in the Final Plan. Options and warrants to purchase Predecessor Company Common Stock which were not exercised prior to the Effective Date were cancelled.

Effective December 10, 2003, the Predecessor Company’s secured banking facility was amended and restated to provide financing for the Reorganized Company following emergence from bankruptcy (the amended facility is referred to as the “Bank Credit Facility”). The Bank Credit Facility is a $30,000 facility that consists of a term loan that requires monthly principal payments of $183 ($9,900 outstanding at June 30, 2004) with a revolving credit loan, subject to availability, making up the remainder of the facility. Availability under the revolving credit loan was $15,600 and no balance was outstanding on the revolving credit loan at June 30, 2004. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (5.00% at June 30, 2004). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (5.75% at June 30, 2004). The final maturity of the revolving credit facility and the term loan is December 10, 2008. The Reorganized Company paid a closing fee of $110 in connection with the establishment of the Bank Credit Facility. The financing arrangements are described in greater detail in Note E, “Financing Arrangements.”

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

The Final Plan permitted other unsecured creditors of the Debtors to choose payment of their claims (in the amount agreed or determined by the Bankruptcy Court, with interest at 1.32% per year from February 5, 2003 to December 10, 2003) in full, over 12 months following the Effective Date with interest at 1.32% per year, or within 45 days following the Effective Date or, if later, the date that the amount of claim is determined, at 85% of the amount of the claim. Elections of the “85% Now” alternative resulted in a $241 reduction in the amounts payable in respect of claims. The Final Plan provided that obligations of the Debtors to General Electric Company (“GE”) and its subsidiaries would be offset against obligations of GE and its subsidiaries to the Debtors and Deposition Sciences Inc., a non-Debtor subsidiary of the Company, and that any remaining pre-petition obligations of the Debtors to GE would be treated as unsecured indebtedness under the Final Plan. Additionally, the Company and GE agreed to a settlement of disputed amounts that, together with GE’s election of the “85% Now” treatment of the remaining pre-petition amounts, resulted in a loss of $247. As described in the Disclosure Statement relating to the Final Plan, the Company has established incentives to GE for incremental purchases from the Company (other than APL Engineered Materials, Inc.).

Upon the confirmation of the Final Plan, the Company’s investment banker became entitled to receive, in addition to monthly fees and reimbursement of expenses, fees based on formulas contained in the Company’s agreement with the investment banker, that were agreed between the parties to be $2,500, and approved by the Bankruptcy Court. The Company recorded $1,000 of these fees as reorganization expenses in fiscal 2003 and $1,500 in fiscal 2004. The Company incurred reorganization expenses of $11,258 for the six months ended December 31, 2003, for consultants, investment bankers, attorneys and other costs related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy. Reorganization expenses of $7,435 were also incurred in fiscal 2003.

Saratoga Investment

Saratoga acquired all of the Common and Preferred shares owned by GE on August 15, 2003. As a result, Saratoga held 1,429,590 shares of Company Common Stock and 761,250 shares of the Company’s then existing Old Preferred Stock. Saratoga received, in exchange for cancellation of its holdings of the Predecessor Company’s Common Stock and Old Preferred Stock, and an $18,000 cash investment, new redeemable preferred stock (the “New Series A Preferred”) of the Reorganized Company, with an initial liquidation preference of $29,000, and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the new management incentive plan). Under the management incentive plan, shares equal to approximately 9% of the common stock of the Reorganized Company have been issued.

The New Series A Preferred has a liquidation preference of $1 per share, plus dividends at the rate of 8% per annum, when and if declared. The cumulative undeclared dividends were $1,293 as of June 30, 2004. The initial carrying amount of the New Series A Preferred was set at $29,000, the estimated fair value at the date of issuance. The Holder of the New Series A Preferred may, by notice, require the Company to redeem the outstanding New Series A Preferred within 21 days following the occurrence of certain corporate events. The Company may redeem the New Series A Preferred in whole, but not in part, at any time. The redemption price for the New Series A Preferred is equal to the liquidation preference amount for such shares. The New Series A Preferred shares are each entitled to one vote on each matter presented to shareholders of the Company, as well as one vote on each matter required to be voted upon by the New Series A Preferred as a class. As a consequence, the New Series A Preferred represents approximately 96.3% of the voting power of the Company at June 30, 2004. As of June 30, 2004, Saratoga held 98.5% of the voting power of the Company.

Highlights of Financial Performance After Emergence from Bankruptcy

The performance of the Company in the first six months after emergence from bankruptcy was generally in line with expectations. Sales for the six months ended June 30, 2004 were $74,075 as compared with the company’s projections for the six months of $74,191 in its October 3, 2003 Disclosure Statement. Income from operations was $7,529 for the six months ended June 30, 2004. The Disclosure Statement projection of income from operations before reorganization expenses for the six months ended June 30, 2004 was $9,750. The actual results for the six months ended June 30, 2004 included three significant items that substantially account for the difference between the actual income from operations for these six months and the projection in the Disclosure Statement.

First, in accordance with accounting standards generally accepted in the United States, inventory at December 31, 2003 was recorded at fair value in the Company’s condensed consolidated balance sheet for the Reorganized Company, which amount approximated $1,500 above manufacturing cost. Cost of sales in the third quarter of fiscal 2004 included this additional amount above the Company’s manufacturing cost and reduced reported gross margin and net profit as the inventory was sold. The second significant difference related to the CEO retention bonus of $2,027 recorded in the six months ended June 30, 2004 (this bonus was reflected in the Disclosure Statement projections in July 2004). The after-tax amount of this bonus, approximately $1,350, is scheduled to be applied against the Company’s receivable from the CEO upon payment of the bonus. An additional retention bonus amount of $2,027 is expected to be recorded ratably in fiscal 2005. The third notable difference was a reduction in depreciation expense of $1,461 related to the effects of the application of fresh-start accounting principles. While other differences occurred, the Company performed in line with the operating plan included in the Disclosure Statement for the six months ended June 30, 2004.

Consolidation of Power Supply Production Operations and Restructuring of Worldwide Operations

In fiscal 2002, the Company implemented plans to improve efficiencies in its power supply business, reduce costs worldwide and assess certain equipment and investments in light of its long-term strategies. The following paragraphs provide information related to special charges and asset impairment recorded as a result of certain actions taken by the Company:

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

Sale of Fixture Subsidiaries

On December 12, 2001 the Company completed the sale of a significant portion of its lamp fixture business (its Ruud Lighting, Inc., Kramer Lighting, Inc. and Ruud Lighting Europe Ltd. subsidiaries) to an investor group led by Alan J. Ruud. From January 1998 until the time of the transaction, Mr. Ruud was a director of the Company, served as its Vice Chairman and Chief Operating Officer, and held in excess of 5% of the Company’s outstanding common stock. The fixture subsidiaries’ assets consisted primarily of manufacturing equipment, inventory and accounts receivable and the Ruud Lighting manufacturing facility located in Racine, Wisconsin. The consideration received by the Company consisted of a cash payment of $28,000 (adjusted dollar for dollar to reflect the amount of any changes in working capital and funded indebtedness between September 2, 2001 and December 3, 2001) and promissory notes totaling $6,000 due December 1, 2006. As part of this transaction, funded indebtedness of $9,005 continued to be the obligation of Ruud Lighting and the Company retained title to the Rhode Island manufacturing facility of Kramer Lighting. Upon sale of the facility in September 2002, the Company paid Ruud Lighting one-third of the net proceeds or $427 in accordance with the terms of the agreement. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of $2,458 in the cash received at closing. The preliminary estimates were subject to a review process under the agreement. The sale of the subsidiaries resulted in a gain of $227 in the quarter ended December 31, 2001.

In May 2003, Ruud Lighting, Inc. and its shareholders filed claims with the Bankruptcy Court in connection with the final settlement of purchase price, alleged breaches of the agreement and post closing administrative services of approximately $5,880. The Company, Ruud Lighting, Inc. and the Ruud Lighting shareholders entered into a settlement agreement dated September 8, 2003, settling the Ruud claims, as well as claims by the Debtors against Ruud Lighting, Inc. and its shareholders. Pursuant to the terms of the settlement, the original notes were cancelled and the Company received new notes from the Ruud Lighting, Inc. shareholders in the aggregate amount of $3,000. These notes are due December 1, 2006, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Debtors will be credited toward prepayment of the principal and interest on the notes. The Company is no longer required to make payments on a non-cancelable operating lease for the unused Elkhorn, Wisconsin facility, and receives from Ruud Lighting, Inc. one half of the amount of any sublease payments received. In addition, the agreement provided for mutual releases by the parties. The Bankruptcy Court issued a final order approving the settlement on October 16, 2003. As a result of this settlement, the Company recorded a loss of $1,003 in fiscal 2003. As a result of the issuance of the final order approving the settlement, the Company recorded a reduction in its liabilities subject to compromise of $1,463 and a reduction in its special charge accrual related to the Elkhorn facility of $1,323.

Results of Operations

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and adoption of fresh start accounting in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. For financial reporting purposes, the Company used an effective date of December 31, 2003. References to “Predecessor Company” refer to the Company prior to December 31, 2003. References to “Reorganized Company” refer to the Company on and after December 31, 2003. A black line has been drawn between the results of operations noted below to distinguish between the Reorganized Company and the Predecessor Company. Because the results of operations for the Reorganized Company and Predecessor Company are not considered comparable in all respects, the discussions below compare the last six months of fiscal 2004 with the last six months of fiscal 2003 and the first six months of fiscal 2004 with the first six months of fiscal 2003, rather than a single discussion of twelve month periods ended June 30, 2004 and 2003.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

	Reorganized Company		Predecessor Company
	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003
Net sales	$74,075	100.0%	$73,367	100.0%
Costs and expenses:
Cost of sales	43,230	58.4	46,925	64.0
Marketing and selling	11,184	15.1	10,653	14.5
Research and development	2,839	3.8	3,383	4.6
General and administrative	8,819	11.9	5,138	7.0
Refinancing and non-recurring items	—	—	84	0.1
Special charges and asset impairment	—	—	6,443	8.8
Amortization of intangible assets	474	0.6	173	0.2

Income from operations	7,529	10.2	568	0.8
Other income (expense):
Interest expense	(6,852)	(9.3)	(5,598)	(7.6)
Interest income	231	0.3	287	0.4
Income (loss) from investments	98	0.1	(944)	(1.3)
Reorganization expenses	—	—	(7,435)	(10.1)
Loss from sale of fixture subsidiaries	—	—	(1,003)	(1.4)

Income (loss) before income taxes and minority interest	1,006	1.4	(14,125)	(19.3)
Income taxes	489	0.7	512	0.7

Income (loss) before minority interest	517	0.7	(14,637)	(20.0)
Minority interest in income of consolidated subsidiary	(258)	(0.4)	(174)	(0.2)

Net income (loss)	$259	0.3%	$(14,811)	(20.2%)

Factors, which have affected the results of operations for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 are discussed below. The six months ended June 30, 2004 are the first six months of operations following the reorganization.

Net Sales. Net sales increased 1.0% to $74,075 in the last six months of fiscal 2004 from $73,367 in the last six months of fiscal 2003. Metal halide product sales increased 7% to $58,771 compared with $55,126 in the same period last year. This increase in metal halide product sales is the result of an increase in lamp sales. Sales of APL materials decreased 1% over the same period a year ago. Geographically, these materials sales decreased 12% in the U.S. but increased 5% outside the U.S. Non-metal halide lighting product sales decreased 29% over the year ago period due primarily to a decrease in power supply sales. Sales of lamp manufacturing equipment decreased to $1,251 in the last six months of fiscal 2004 from $2,077 in the last six months of fiscal 2003.

Total lighting product sales inside the U.S. decreased 3% in the last six months of fiscal 2004 as compared to the same period a year ago due to a reduction in power supply sales that have a lower margin than the Company’s other products. Total lighting product sales outside the U.S. increased 2% as compared to the year ago period due to increases in lamp and material sales.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales decreased 7.9% to $43,230 in the last six months of fiscal 2004 from $46,925 in the last six months of fiscal 2003. In accordance with Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, inventory as of December 31, 2003, was recorded at fair value, which amount approximated $1,500 above manufacturing cost in the Company’s condensed consolidated balance sheet as of December 31, 2003. Cost of sales in the last six months of fiscal 2004 includes this additional amount above the Company’s manufacturing cost and reduced reported gross margin and net profit as the inventory was sold. As a percentage of net sales, cost of sales, including the $1,500 described above, decreased to 58.4% in the last six months of fiscal 2004 from 64.0% in the last six months of fiscal 2003. The additional $1,500 represented 2.0% of sales for the six-month period. The reduction in cost of sales as a percentage of sales is due to the transfer of lamp and power supply production to India, improvements in cost management, an improvement in the product mix (more lamp and material sales and less power supply sales), and a reduction in depreciation expense of $1,461 related primarily to the effects of the application of SOP 90-7.

Marketing and Selling Expenses. Marketing and selling expenses increased 5.0% to $11,184 in the last six months of fiscal 2004 from $10,653 in the last six months of fiscal 2003. As a percentage of net sales, marketing and selling expenses increased to 15.1% in the last six months of fiscal 2004 from 14.5 % in the last six months of fiscal 2003.

Research and Development Expenses. Research and development expenses decreased 16.1% in the last six months of fiscal 2004 to $2,839 from $3,383 in the last six months of fiscal 2003. Research and development expenses incurred related to: (i) expansion and continued improvement of the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and, (iv) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. As a percentage of net sales, research and development expenses decreased to 3.8% in the last six months of fiscal 2004 from 4.6% in the last six months of fiscal 2003. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses increased 71.6% to $8,819 in the last six months of fiscal 2004 from $5,138 in the last six months of fiscal 2003. The increase in general and administrative expenses was primarily due to the accrual of $3,368 of bonuses, including $2,027 for the CEO retention bonus. The after-tax amount of this bonus accrual, approximately $1,350, is scheduled to be applied against the Company’s receivable from the CEO upon payment of the bonus. Fiscal 2004 also includes Saratoga management fees of $300.

Refinancing and Non-recurring Items. Refinancing and non-recurring items in fiscal 2003 reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to refinance its Bank Credit Facility and to restructure its $100,000 8% Senior Notes prior to the Company’s Chapter 11 filing.

Amortization of Intangible Assets. Amortization expense increased to $474 in the last six months of fiscal 2004 from $173 in the last six months of fiscal 2003. The increase was due to the amortization of identifiable intangibles established in accordance with the provisions of SOP 90-7.

Income from Operations. As a result of the items noted above, including the $1,500 inventory adjustment and the retention bonus of $2,027, the Company realized income from operations in the last six months of fiscal 2004 of $7,529 as compared to income from operations of $568 in the year ago period.

Interest Expense. Interest expense increased to $6,852 in the last six months of fiscal 2004 from $5,598 in the last six months of fiscal 2003. The increase in interest expense is primarily due to the increase in the interest rate on the Company’s New Senior Notes to 11% from 8% for the Old Senior Notes.

Interest Income. Interest income decreased to $231 in the last six months of fiscal 2004 from $287 in the last six months of fiscal 2003 due primarily to a reduction in interest expense on the notes due from Ruud Lighting, Inc and its shareholders, offset by an increase in the interest recognized on the loan receivable from officer.

Income (Loss) from Investments. The income from investments in the last six months of fiscal 2004 of $98 represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications. The loss from investments in the last six months of fiscal 2003 consists of a charge of $703 related to the impairment of the Company’s investment in a foreign joint venture involved in the manufacturing of metal halide lamps and an equity loss of $241 from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The Final Plan provided that the holders of the Predecessor Company’s Common Stock (other than Saratoga and the Predecessor Company’s CEO) receive the benefit of certain equity investments held by the Predecessor in Fiberstars. As a result, no further equity income or loss related to this investment has been recorded subsequent to December 31, 2003.

Reorganization Expenses. Reorganization expenses, totaling $7,435 in the last six months of fiscal 2003, reflect the cost of consultants, investment bankers and attorneys related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy.

Loss from Sale of Fixtures Subsidiaries. See “Sale of Fixture Subsidiaries” above.

Income (Loss) before Income Taxes and Minority Interest. The Company had income before income taxes and minority interest of $1,006 in the last six months of fiscal 2004 as compared to a loss before income taxes and minority interest of $(14,125) in the last six months of fiscal 2003.

Income Tax Expense. Income tax expense was $489 for the last six months of fiscal 2004 as compared to $512 in the last six months of fiscal 2003. The income tax expense in both periods related to certain of the Company’s foreign operations.

At June 30, 2004, the Company had net operating loss carryforwards of $130,833 available to reduce future United States federal taxable income, which expire 2008 through 2024. On August 15, 2003, Saratoga purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which will limit the annual net operating loss the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code. This limitation is effective with the fiscal year ended June 30, 2004. The Company also has a capital loss carryforward of $40,117 available to reduce future capital gains. The usage of this carryforward will also be limited as a result of the ownership change. This carryforward expires in 2007.

The Company also had research and development credit carryforwards of approximately $3,818 available at June 30, 2004, which expire 2008 through 2020. Additionally, in conjunction with the Alternative Minimum Tax (“AMT”) rules, the Company had available AMT credit carryforwards for tax purposes of approximately $98, which may be used indefinitely to reduce regular federal income taxes. The usage of these credits will also be limited as a result of the ownership change.

Also, at June 30, 2004, the Company had foreign net operating loss carryforwards for tax purposes totaling $1,163 that expire 2006 to 2007 and $9,395 that have no expiration dates.

Due to the uncertainty of the ultimate realization of the deferred tax asset, valuation allowances of $10,379 were recorded by the Company as of June 30, 2004. The Company has net operating losses which, in accordance with the principles of fresh start accounting, were not recorded. These net operating losses are available to be utilized, and, to the extent the net operating losses are utilized, goodwill will be reduced accordingly for the benefit received.

Six Months Ended December 31, 2003 Compared with Six Months Ended December 31, 2002

	Predecessor Company
	Six Months Ended		Six Months Ended
	December 31, 2003		December 31, 2002
Net sales	$70,510	100.0%	$71,720	100.0%
Costs and expenses:
Cost of sales	43,361	61.5	46,242	64.5
Marketing and selling	11,311	16.0	11,351	15.8
Research and development	3,095	4.4	3,111	4.3
General and administrative	6,208	8.8	6,306	8.8
Provision for loan impairment	—	—	2,700	3.8
Refinancing and non-recurring items	—	—	2,303	3.2
Gain on sale of property	—	—	(62)	(0.1)
Special charges and asset impairment	—	—	6,714	9.4
Amortization of intangible assets	177	0.3	170	0.2

Income (loss) from operations	6,358	9.0	(7,115)	(9.9)
Other income (expense):
Interest expense	(7,459)	(10.6)	(6,010)	(8.4)
Interest income	188	0.3	275	0.4
Income (loss) from investments	3	—	(652)	(0.9)
Gain on restructuring	1,184	1.7	—	—
Write-off of deferred loan costs	(2,251)	(3.2)	—	—
Reorganization expenses	(11,258)	(16.0)	—	—

Income (loss) before income taxes and minority interest	(13,235)	(18.8)	(13,502)	(18.8)
Income taxes	360	0.5	434	0.6

Income (loss) before minority interest	(13,595)	(19.3)	(13,936)	(19.4)
Minority interest in income of consolidated subsidiary	(251)	(0.3)	(159)	(0.2)

Net income (loss)	$(13,846)	(19.6%)	$(14,095)	(19.7%)

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

Special Charges and Asset Impairment. In fiscal 2001 and 2002 the Company’s subsidiary Deposition Sciences, Inc. (DSI) made significant investments in building telecommunication product manufacturing equipment and related facilities to apply its thin-film coating technology to telecom products. With the decline in the global telecommunication business and uncertainty regarding the recovery of the telecom market, the Company recognized a $5,551 charge in the second quarter of fiscal 2003 related to the abandonment of certain long-lived assets and the write down of certain equipment held for sale to fair value. Additionally, as a result of the delisting of the Company’s common shares from the Nasdaq

National Market, the Company recorded an asset impairment charge of $1,163 for the write-off of deferred costs related to its shelf offerings.

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

Interest Expense. Interest expense increased to $7,459 in the first six months of fiscal 2004 from $6,010 in the first six months of fiscal 2003. The Company continued to accrue interest on its $100,000 of 8% Senior Notes through December 31, 2003. The increase in interest expense is primarily due to the increase in deferred loan cost amortization of $1,026 resulting from costs related to the Company’s Replacement Debtor-in-Possession Facility.

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

Overview of the Results of Operations — Fiscal 2003 Compared to Fiscal 2002

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

Special Charges and Asset Impairment. In fiscal 2001 and 2002 the Company’s DSI subsidiary made significant investments in building telecommunication product manufacturing equipment and related facilities to apply its thin-film coating technology to telecom products. With the decline in the global telecommunication business and uncertainty regarding the recovery of the telecom market, the Company recognized a $10,433 charge in fiscal 2003 related to the abandonment of certain long-lived assets and write down of certain assets held for sale to fair value. The Company also recorded a charge of $1,150 in fiscal 2003 for an impairment related to a non-refundable option to purchase for $11,500 the building currently leased by DSI that was not likely to be exercised before its original expiration in March 2004. As a result of the delisting of the Company’s common shares from the Nasdaq National Market, the Company recorded an asset impairment charge of $1,163 for the write-off of deferred costs associated with its shelf offerings in fiscal 2003. The Company recognized a $411 charge in fiscal 2003 related to the abandonment of lamp manufacturing equipment.

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

Liquidity and Capital Resources

The Company’s sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under its Bank Credit Facility. See Note E to the Consolidated Financial Statements for a description of the Bank Credit Facility. The Company believes these sources of liquidity are sufficient for at least the next several years. As a result of the exchange of the $100,000 8% Senior Notes due March 2008 for $114,400 11% Senior Notes due March 2009, the Company has extended the maturity of most of its debt until 2009. The Company believes that its cash flow from operations will be more than adequate to service the debt, prior to the maturity of the 11% Senior Notes.

The Bank Credit Facility is a $30,000 facility that consists of a term loan that requires monthly principal payments of $183 ($9,900 outstanding at June 30, 2004) with a revolving credit loan, subject to availability, making up the remainder of the facility. Availability under the revolving credit loan was $15,600 and no balance was outstanding on the revolving credit loan at June 30, 2004. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (5.00% at June 30, 2004). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (5.75% at June 30, 2004). The final maturity of the revolving credit facility and the term loan is December 10, 2008. The Company paid a closing fee of $110 in connection with the establishment of the Bank Credit Facility.

The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Minimum Adjusted EBITDA and Capital Expenditures. At June 30, 2004, the Company was in compliance with the terms of the Bank Credit Facility. The principal security for the Bank Credit Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom as well as the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.

Cash decreased $4,934 during the six months ended June 30, 2004. Cash provided by operating activities totaled $289, cash used in investing activities totaled $3,845, and cash used in financing activities totaled $1,378.

Net Cash Provided by Operating Activities. Net cash provided by operating activities totaled $289 for the six months ended June 30, 2004. This included payments of reorganization expenses totaling $5,049 and pre-petition liabilities of $4,371 as a result of the Company’s emergence from Chapter 11 Bankruptcy. Excluding these bankruptcy-related payments, net cash provided by operating activities during the six months totaled $9,709.

Net Cash Used in Investing Activities. In the six months ended June 30, 2004, net cash used in investing activities totaled $3,845, of which $3,018 related to capital expenditures for plant and equipment, primarily machinery and equipment. The Company’s capital expenditure program is expected to approximate between $5,000 and $6,000 in fiscal 2005. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates. During the fiscal 2004 third quarter, the Company acquired certain assets of Narva Lighting Limited (“Narva”), located in London, England, for $827. Narva specializes in the distribution and marketing of metal halide lighting products in the United Kingdom and Europe.

Net Cash Provided by (Used in) Financing Activities. In the six months ended June 30, 2004, net cash used in financing activities was $(1,378) resulting from $1,847 of scheduled payments of long-term debt net of proceeds of $469 from the issuance of preferred and common stock to the Company’s management and a director.

The interest-bearing obligations of the Company totaled $131,313 as of June 30, 2004, and consisted of: $9,900 of term-loan borrowings under the Bank Credit Facility; $114,400 of 11% Senior Notes; mortgages of $4,456; a promissory note of $1,970; and obligations of foreign subsidiaries and other debt of $587.

Schedule of Certain Contractual Obligations

The following table details the Company’s projected payments for its significant contractual obligations as of June 30, 2004. The table is based upon available information and certain assumptions the Company believes are reasonable.

	Payments Due by Period
		Less than	Years	Years	After
	Total	1 Year	2 and 3	4 and 5	5 Years
Long Term Debt	$131,313	$4,634	$8,860	$117,716	$103
Operating Leases	8,405	1,449	2,488	2,319	2,149
Interest on Debt	61,725	13,454	26,072	22,151	48

Total Contractual Obligations	$201,443	$19,537	$37,420	$142,186	$2,300

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

	June 30,							Fair Value June 30,
(dollars in millions)	2005	2006	2007	2008	2009	Thereafter	Total	2004
Liabilities
Long-term Debt, including Current Portion
Fixed Rate	$2.2	$4.2	—	—	$114.4	—	$120.8	$120.8
Average Interest Rate	10.9%	11.0%	—	—	11.0%	—
Variable Rate	$2.5	$2.4	$2.2	$2.2	$1.1	$0.1	$10.5	$10.5
Average Interest Rate	5.1%	5.0%	4.9%	5.0%	5.3%

Liabilities at June 30, 2003, included $106,934 of fixed-rate debt and $27,727 of variable-rate debt. Interest rates on the fixed-rate debt to maturity ranged from 2.9% to 10.0%, while interest rates on the variable-rate debt to maturity ranged from 4.50% to 15.0% as of June 30, 2003.

Foreign Currency Exchange Risk. The Company is exposed to foreign exchange rate differences and during the first eight months of fiscal 2003 minimized the effects of these exposures through the use of derivatives. Through the first eight months of fiscal 2004, the Company did not hedge its foreign currency exposure and, therefore, did not enter into any foreign currency derivative financial instruments. In March 2004 the Company resumed its use of derivatives to minimize the effects of these exposures on certain receivable and payable balances.

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

New Reporting Entity and Adoption of Fresh Start Accounting

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and adoption of fresh start reporting in accordance with Statement of Position (“SOP”) No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The consolidated financial statements as of and for the six months ended December 31, 2003 reflect reorganization adjustments for the discharge of debt and adoption of fresh start reporting. The reorganization value of the assets of the consolidated group of $170,000 prior to the investment by Saratoga, which served as the basis for the Final Plan approved by the bankruptcy court, was used to determine the value allocated to the assets and liabilities of the Reorganized Company in proportion to their relative fair values in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations.

The reorganization value of the Company was determined after negotiations between Saratoga and the Creditors Committee, and in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable calculations. The factors considered by the parties to the bankruptcy included forecasted operating and cash flow results, discounted residual values at the end of the forecast period based on capitalized cash flows for the last year of that period, market share and position, competition and general economic considerations, projected sales growth, and potential profitability.

A black line has been drawn between the accompanying consolidated balance sheet as of June 30, 2004 and June 30, 2003 to distinguish between the Reorganized Company and the Predecessor Company. A black line has also been drawn between the consolidated statement of operations and of cash flows for the six months ended June 30, 2004 and the other periods presented to distinguish between the Reorganized Company and the Predecessor Company. The results of the periods shown for the Predecessor Company are not considered to be comparable to those of the Reorganized Company.

Reorganization adjustments recorded as of December 31, 2003 resulted primarily from the following:

•	Exchange of $100,000 of 8% Senior Notes and accrued interest through December 31, 2003 of $14,400 for $114,400 of 11% Senior Notes;

•	Issuance to Saratoga of 29,000 shares of the Company’s New Series A Preferred Shares and 1,000 of its New Common Shares in exchange for $18,000 and all of the equity interests of Saratoga in the Company purchased from GE for $12,000, including the 761,250 shares of the Company’s Old Preferred Stock and 1,429,590 shares of the Company’s Old Common Stock, and push-down of Saratoga’s investment;

•	Cancellation of the existing common stock in exchange for two investments of the company with a net book value of $7,192 as of the effective date of the Plan; and,

•	Increase in the receivable from officer of $1,169 resulting from a court-approved settlement and reclassification of the receivable to related party receivables from the equity section of the condensed consolidated balance sheet.

Fresh start adjustments recorded as of December 31, 2003 resulted primarily from the following:

•	Reduction of property, plant and equipment carrying values, including reduction of the Company’s real estate by $11,644 and personal property by $28,790;

•	Adjustment of the identifiable intangible assets to $24,675 including customer contracts and relationships of $10,000, trademarks and tradenames of $8,635, and technology of $6,040;

•	Reduction in the value of inventory of $1,997 related to inventory being disposed of by June 30, 2004; and,

•	Increase in the value of inventory of $1,500 related to an adjustment in accordance with FAS No. 141, which requires that inventory be recorded at fair value on the reorganized company’s balance sheet. The increase in inventory of $1,500 above manufacturing cost reduced reported gross margin and net profit in the third quarter of fiscal 2004 as the inventory was sold.

These preliminary adjustments were based upon the work of outside appraisers, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the Company’s assets and liabilities and are not expected to differ materially.

As encouraged under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Company has reflected an additional adjustment to establish a new basis for its assets and liabilities based on the amount paid by Saratoga for its ownership at December 31, 2003.

Valuation of Accounts and Notes Receivable and Loan Receivable from Officer

Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $29,787, net of an allowance of $706 as of June 30, 2004.

The Company has notes receivable plus accrued interest from the Ruud Lighting, Inc. shareholders in the aggregate amount of $3,198. These notes are due December 1, 2006, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Debtors will be credited toward prepayment of the principal and interest on the notes. The Company believes the total receivable amount will be realized in accordance with the terms of the notes.

The Company has a loan receivable from the Chief Executive Officer (“CEO”). Management periodically evaluates the adequacy of the underlying assets to repay this loan and when it estimates the proceeds from the sale of such assets are not adequate records a reserve. Based on its estimates, Management recorded an impairment charge of $9,800 on the loan receivable during the two previous fiscal years. No interest related to the loan was recorded in first six months of fiscal 2004 and all of two previous fiscal years. Interest on the loan accrues at the same rate as the Company pays on its credit facility and totaled $84 in the six months ended June 30, 2004.

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

In addition to the above, the application of SOP 90-7 and SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, resulted in the elimination of the existing goodwill and the establishment of a new amount of goodwill of $51,011, that represents the “reorganization value in excess of amounts allocable to identifiable assets.” In accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets, no amortization of goodwill was recorded in fiscal 2003 or fiscal 2004. Additionally, the newly-established goodwill will not be amortized. Rather, the Company will evaluate this asset for impairment at least annually and whenever there is an impairment indicator using the fair value guidelines of FAS No. 142.

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

Deferred Tax Assets and Valuation Allowance

The Company had approximately $10,379 of net deferred tax assets related principally to certain unused tax credits and loss carryforwards as of June 30, 2004. The realization of these assets is based upon the Company generating future taxable income. Due to the Company’s historical results it is uncertain as to when it will realize taxable income that will allow it to utilize its tax credits and loss carryforwards and, accordingly, has recorded a valuation allowance of approximately $10,379. Additionally, on August 15, 2003, Saratoga purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which will limit the annual net operating loss and tax credit carryforwards the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code. This limitation is effective with the fiscal year ending June 30, 2004. The Company has net operating losses which, in accordance with the principles of fresh start accounting, were not recorded. These net operating losses are available to be utilized, and, to the extent the net operating losses are utilized, goodwill will be reduced accordingly for the benefit received. Management will continue to evaluate the realization of these deferred tax assets that are subject to the Company’s future operations. The Company’s future operations will be influenced by the general business environment, which is difficult to predict and beyond the control of the Company.

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 46 Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. The Company was required to account for interests in VIEs existing on January 31, 2003, under the provisions of FIN No. 46 as of July 1, 2003, the beginning of the Company’s fiscal 2004 first quarter. The FIN addresses the consolidation of business enterprises of variable interest entities and certain required disclosures related to such relationships. The Company determined that none of its investments meet the requirement for consolidation or disclosure under this FIN.

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

Impact of Inflation

Although inflation has slowed in recent years, it continues to be a factor in the economy. However, management does not believe that inflation has or will have a significant impact on its operations. Although the Company has not raised prices significantly in recent years, it has been able to lower overall costs sufficiently to offset inflation.

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

YEAR ENDED JUNE 30, 2004

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

The accompanying consolidated financial statements have been audited by Grant Thornton LLP and their report is included herein. Their audits were made in accordance with standards of the Public Company Accounting Oversight Board (United States). They obtained an understanding of the Company’s system of internal controls sufficient to plan their audit and determine the nature, timing and extent of procedures to be performed during their audit.

The Company has an audit committee composed of three Directors who are not members of management. The committee meets regularly with management and the independent auditors in connection with its review of matters relating to the Company’s financial statements, the Company’s system of internal accounting controls and the services of the independent auditors. The committee also meets with the independent auditors, without management present, to discuss appropriate matters. The committee also recommends to the Directors the appointment of the independent auditors.

August 31, 2004

/s/ Wayne R. Hellman	/s/ Christopher F. Zerull

Wayne R. Hellman	Christopher F. Zerull
Chief Executive Officer	Vice President and
Chief Accounting Officer

LIST OF FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES

Form 10-K—Item 14(a)(1) and (2), (c) and (d)
ADVANCED LIGHTING TECHNOLOGIES, INC.

The following consolidated financial statements of Advanced Lighting Technologies, Inc. are included in Item 8:

Audited Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets:
Reorganized Company as of June 30, 2004	F-3
Predecessor Company as of June 30, 2003	F-3
Consolidated Statements of Operations:
Reorganized Company for the Six Months Ended June 30, 2004	F-5
Predecessor Company for the Six Months Ended December 31, 2003 and Years Ended June 30, 2003 and 2002	F-5
Consolidated Statements of Shareholders’ Equity:
Reorganized Company for the Six Months Ended June 30, 2004	F-6
Predecessor Company for the Six Months Ended December 31, 2003 and Years Ended June 30, 2003 and 2002	F-6
Consolidated Statements of Cash Flows:
Reorganized Company for the Six Months Ended June 30, 2004	F-7
Predecessor Company for the Six Months Ended December 31, 2003 and Years Ended June 30, 2003 and 2002	F-7
Notes to Consolidated Financial Statements	F-8

Financial Statement Schedules:

None

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Advanced Lighting Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Lighting Technologies, Inc. (the Reorganized Company) as of June 30, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the six months ended June 30, 2004. We have also audited the accompanying consolidated balance sheet of Advanced Lighting Technologies, Inc. (the Predecessor Company) as of June 30, 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for the six months ended December 31, 2003 and for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Lighting Technologies, Inc. (the Reorganized Company) as of June 30, 2004 and the consolidated results of its operations and its cash flows for the six months ended June 30, 2004 and the consolidated financial position of Advanced Lighting Technologies, Inc. (the Predecessor Company) as of June 30, 2003 and the consolidated results of its operations and its cash flows for the six months ended December 31, 2003 and for each of the two years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, the United States Bankruptcy Court for the Northern District of Illinois confirmed the Company’s Amended Plan of Reorganization (the “plan”) on December 8, 2003. Confirmation of the plan and the Company’s emergence from bankruptcy resulted in the discharge of certain claims against the Company that arose before February 5, 2003 and the cancellation and exchange of equity interests as provided by the plan. The plan was substantially consummated and the Company emerged from bankruptcy on December 10, 2003. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of December 31, 2003.

As discussed in Note C to the consolidated financial statements, in fiscal 2002 the Company changed its accounting method for goodwill and intangible assets.

/s/ Grant Thornton

Cleveland, Ohio.
August 27, 2004

Advanced Lighting Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	Reorganized	Predecessor
	Company	Company
	June 30,	June 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$4,701	$4,167
Trade receivables, less allowances of $706 and $979	29,787	31,312
Inventories:
Finished goods	16,105	15,242
Raw materials and work-in-process	9,073	8,693

	25,178	23,935
Prepaid expenses	1,552	1,374

Total current assets	61,218	60,788
Property, plant and equipment:
Land and buildings	18,165	33,822
Machinery and equipment	29,100	72,583
Furniture and fixtures	1,880	17,912

	49,145	124,317
Less accumulated depreciation	2,118	35,981

	47,027	88,336
Receivables from related parties	4,282	6,463
Investments in affiliates	2,360	8,668
Other assets	3,849	2,976
Intangible assets	24,810	2,572
Goodwill	51,011	4,473

	$194,557	$174,276

See Notes to Consolidated Financial Statements, including Emergence from
Bankruptcy describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	Reorganized	Predecessor
	Company	Company
	June 30,	June 30,
	2004	2003
Liabilities and shareholders’ equity
Liabilities not subject to compromise:
Current liabilities:
Short-term debt and current portion of long-term debt	$4,634	$2,241
Accounts payable	10,755	10,814
Payables to related parties	2,973	790
Employee-related liabilities	6,197	2,895
Accrued income and other taxes	1,414	1,294
Other accrued expenses	9,216	6,839
Debtor-in-Possession Facility	—	25,126

Total current liabilities	35,189	49,999
Long-term debt	126,679	5,324
Deferred tax liabilities	700	—

Total liabilities not subject to compromise	162,568	55,323
Liabilities subject to compromise	—	116,214

Total liabilities	162,568	171,537
Minority interest	1,477	968
New preferred stock, $.001 par value per share; 239 shares authorized; 29 shares issued and outstanding	29,338	—
Old preferred stock, $.001 par value per share; 1,000 shares authorized; 761 Series A convertible redeemable shares issued	—	24,475
Common shareholders’ equity (deficit)
New common stock, $.001 par value per share, 80,000 shares authorized; 1 share issued and outstanding	1	—
Old common stock, $.001 par value per share, 80,000 shares authorized; 23,807 shares issued	—	24
Paid-in-capital	1,130	212,724
Accumulated other comprehensive income (loss)	(216)	(640)
Loan and interest receivable from officer, less $9,800 reserve	—	(4,344)
Retained earnings (accumulated deficit)	259	(230,468)

	1,174	(22,704)

	$194,557	$174,276

See Notes to Consolidated Financial Statements, including Emergence from
Bankruptcy describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Consolidated Statements of Operations
(in thousands, except per share dollar amounts)

	Reorganized
	Company	Predecessor Company
	Six Months	Six Months
	Ended June 30,	Ended December 31,	Year Ended June 30,
	2004	2003	2003	2002
Net sales	$74,075	$70,510	$145,087	$164,786
Costs and expenses:
Cost of sales	43,230	43,361	93,167	109,758
Marketing and selling	11,184	11,311	22,004	30,771
Research and development	2,839	3,095	6,494	6,850
General and administrative	8,819	6,208	11,444	15,502
Provision for loan impairment	—	—	2,700	7,100
Refinancing and non-recurring items	—	—	2,387	—
Gain on settlement of lawsuit	—	—	—	(554)
Gain on sale of property	—	—	(62)	(80)
Special charges and asset impairment	—	—	13,157	10,561
Amortization of intangible assets	474	177	343	336

Income (loss) from operations	7,529	6,358	(6,547)	(15,458)
Other income (expense):
Interest expense	(6,852)	(7,459)	(11,608)	(12,121)
Interest income	231	188	562	344
Income (loss) from investments	98	3	(1,596)	(2,347)
Gain on restructuring	—	1,184	—	—
Write-off of deferred loan costs	—	(2,251)	—	—
Reorganization expenses	—	(11,258)	(7,435)	—
Gain (loss) from sale of fixture subsidiaries	—	—	(1,003)	227

Income (loss) before income taxes, minority interest, and cumulative effect of accounting change	1,006	(13,235)	(27,627)	(29,355)
Income taxes	489	360	946	252

Income (loss) before minority interest and cumulative effect of accounting change	517	(13,595)	(28,573)	(29,607)
Minority interest in income of consolidated subsidiary	(258)	(251)	(333)	(219)

Income (loss) before cumulative effect of accounting change	259	(13,846)	(28,906)	(29,826)
Cumulative effect of accounting change	—	—	—	(71,171)

Net income (loss)	$259	$(13,846)	$(28,906)	$(100,997)

See Notes to Consolidated Financial Statements, including Emergence from
Bankruptcy describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
For the Three Years Ended June 30, 2004
(in thousands)

						Loan and
					Accumulated	Interest
	Preferred	Common Stock		Paid-In	Other Comprehensive	Receivable From	Retained Earnings	Common Shareholders’
	Stock	Shares	Par Value	Capital	Income (Loss)	Officer	(Deficit)	Equity	Total
Balance at June 30, 2001	$19,554	$23,288	$23	$217,030	$(5,058)	$(13,140)	$(100,565)	$98,290	$117,844
Net loss	—	—	—	—	—	—	(100,997)	(100,997)	(100,997)
Foreign currency translation adjustment	—	—	—	—	1,545	—	—	1,545	1,545

Comprehensive loss								(99,452)	(99,452)
Preferred shares accretion	2,736	—	—	(2,736)	—	—	—	(2,736)	—
Loan to officer	—	—	—	—	—	(1,004)	—	(1,004)	(1,004)
Reserve for loan impairment	—	—	—	—	—	7,100	—	7,100	7,100
Stock purchases by employees	—	79	—	112	—	—	—	112	112
Stock issued pursuant to employee benefit plan	—	221	1	398	—	—	—	399	399
Reversal of foreign currency translation adjustments due to sale of subsidiary	—	—	—	—	573	—	—	573	573

Balance at June 30, 2002	22,290	23,588	24	214,804	(2,940)	(7,044)	(201,562)	3,282	25,572
Net loss	—	—	—	—	—	—	(28,906)	(28,906)	(28,906)
Foreign currency translation adjustment	—	—	—	—	2,300	—	—	2,300	2,300

Comprehensive loss								(26,606)	(26,606)
Preferred shares accretion	2,185	—	—	(2,185)	—	—	—	(2,185)	—
Warrants issuable to General Electric Company	—	—	—	—	—	—	—	—	—
Reserve for loan impairment	—	—	—	—	—	2,700	—	2,700	2,700
Stock purchases by employees	—	61	—	18	—	—	—	18	18
Stock issued pursuant to employee benefit plan	—	158	—	87	—	—	—	87	87

Balance at June 30, 2003	24,475	23,807	24	212,724	(640)	(4,344)	(230,468)	(22,704)	1,771
Net loss - predecessor company	—	—	—	—	—	—	(13,846)	(13,846)	(13,846)
Foreign currency translation adjustment	—	—	—	—	1,359	—	—	1,359	1,359

Comprehensive loss								(12,487)	(12,487)
Effect of reorganization and fresh start reporting:
Reclassification to related party receivables	—	—	—	—	—	4,344	—	4,344	4,344
Extinguishment of old stock	(24,475)	(23,807)	(24)	(212,724)	(719)	—	244,314	30,847	6,372
Issuance of new stock	29,000	1	1	999	—	—	—	1,000	30,000

Balance at December 31, 2003	29,000	1	1	999	—	—	—	1,000	30,000
Net income - reorganized company	—	—	—	—	—	—	259	259	259
Foreign currency translation adjustment	—	—	—	—	(216)	—	—	(216)	(216)

Comprehensive income								43	43
Stock purchases by management / director	338	—	—	131	—	—	—	131	469

Balance at June 30, 2004	$29,338	1	$1	$1,130	$(216)	$—	$259	$1,174	$30,512

See Notes to Consolidated Financial Statements, including Emergence from
Bankruptcy describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Reorganized Company	Predecessor Company
	Six Months	Six Months
	Ended June 30,	Ended December 31,	Year Ended June 30,
	2004	2003	2003	2002
Operating activities
Net income (loss)	$259	$(13,846)	$(28,906)	$(100,997)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,136	3,412	6,737	6,972
Amortization	474	177	343	336
Provision for doubtful accounts	180	381	(456)	1,275
Loss (income) from investments	(98)	(3)	1,596	2,347
Gain on sale of property	—	—	(62)	(80)
Special charges and asset impairment	—	—	13,157	5,889
Provision for loan impairment	—	—	2,700	7,100
Loss (gain) on sale of fixture subsidiaries	—	—	1,003	(227)
Gain on restructuring	—	(1,184)	—	—
Write-off of deferred loan costs	—	2,251	—	—
Reorganization expenses in excess of (less than) cash payments of reorganization expenses	(5,049)	2,968	3,923	—
Old Senior note interest accrued but not paid	—	4,000	8,000	2,400
Payment of pre-petition payables	(4,371)	—	—	—
Cumulative effect of accounting change	—	—	—	71,171
Changes in operating assets and liabilities, excluding effects of acquisitions and dispositions:
Trade receivables	(985)	777	(1,732)	(2,781)
Inventories	(1,680)	380	2,755	7,082
Prepaid and other assets	908	859	(1,142)	1,286
Accounts payable and accrued expenses	8,030	2,549	(290)	(2,164)
Net liabilities (payments) related to special charges	—	—	(287)	1,627
Other	485	1,452	2,350	1,677

Net cash provided by operating activities	289	4,173	9,689	2,913
Investing activities
Capital expenditures	(3,018)	(1,799)	(5,325)	(14,825)
Proceeds from sale of real estate	—	—	1,326	1,435
Proceeds from sale of preferred stock investment	—	—	300	1,000
Proceeds from sale of subsidiaries	—	—	—	24,166
Purchase of business	(827)	—	—	—
Investments in affiliates	—	(592)	—	(88)

Net cash provided by (used in) investing activities	(3,845)	(2,391)	(3,699)	11,688
Financing activities
Net borrowings (payments) under revolving credit loan	—	—	(17,559)	1,526
Net borrowings (payments) under debtor-in-possession facility	—	(25,126)	25,126	—
Proceeds from long-term debt and capital leases	—	11,000	79	151
Payments of long-term debt and capital leases	(1,847)	(1,522)	(12,448)	(16,562)
Investment by Saratoga Lighting Holdings, LLC	—	18,000	—	—
Issuance of common and preferred stock	469	—	105	510
Officer loan repayment (loan to officer)	—	1,334	—	(1,004)

Net cash provided by (used in) financing activities	(1,378)	3,686	(4,697)	(15,379)

Increase (decrease) in cash and cash equivalents	(4,934)	5,468	1,293	(778)
Cash and cash equivalents, beginning of year	9,635	4,167	2,874	3,652

Cash and cash equivalents, end of year	$4,701	$9,635	$4,167	$2,874

Supplemental cash flow information
Interest paid	$3,703	$1,200	$2,772	$11,765
Income taxes paid (refunds received), net	356	159	33	(25)
Capitalized interest	8	37	370	900

See Notes to Consolidated Financial Statements, including Emergence from
Bankruptcy describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

A. Organization

Advanced Lighting Technologies, Inc. (the “Company”) is an innovation-driven designer, manufacturer and marketer of metal halide and other lighting products, which include materials, system components, systems and equipment.

B . Emergence from Bankruptcy

On December 10, 2003, Advanced Lighting Technologies, Inc. and six of its United States subsidiaries, (collectively, the “Debtors”), completed their previously announced financial restructuring when their Fourth Amended Chapter 11 Plan of Reorganization (the “Final Plan”) under the U.S. Bankruptcy Code (the “Bankruptcy Code”) became effective and was substantially consummated. ADLT’s non-U.S. operating subsidiaries and Deposition Sciences, Inc., a U.S. subsidiary, were not a part of the proceedings under the Bankruptcy Code. For financial reporting purposes, the Company used an effective date of December 31, 2003. The results of operations for the period from December 10, 2003 to December 31, 2003 were not material. References in these financial statements to “Predecessor Company” refer to the Company prior to December 31, 2003. References to “Reorganized Company” refer to the Company on and after December 31, 2003, after giving effect to the issuance of new securities in exchange for the previously outstanding securities in accordance with the Final Plan, the additional investment in the Company by Saratoga Lighting Holdings, LLC, and the implementation of fresh start and push down accounting. The events that occurred during fiscal 2003 and the first two quarters of fiscal 2004 relating to the Chapter 11 proceedings, the securities issued in accordance with the Final Plan, and the fresh start and push down accounting adjustments are described in “Company Restructuring” and “Reorganization, Fresh Start and Push Down Adjustments” below.

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

Plan of Reorganization—Pursuant to the terms of the Final Plan, Saratoga Lighting Holdings, LLC (“Saratoga”) received, in exchange for cancellation of its holdings of the Predecessor Company’s Series A Preferred Stock and Common Stock, and an $18,000 cash investment, new redeemable preferred stock of the Reorganized Company, with an initial liquidation preference of $29,000, and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the new management incentive plan). Under the management incentive plan, shares equal to approximately 9% of the common stock

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

B. Emergence from Bankruptcy (continued)

of the Reorganized Company have been issued. The Final Plan also provided management fees to an affiliate of Saratoga. The fees consist of a one-time advisory fee of $1,800 that was paid in July 2004 from excess working capital, and a quarterly management fee of $150 payable in advance. The advisory fee is included in payables to related parties.

The Final Plan provided that the holders of the Predecessor Company’s Common Stock (other than Saratoga and the Predecessor Company’s Chief Executive Officer) receive the benefit of certain equity investments held by the Predecessor Company in Fiberstars, Inc. and Hexagram, Inc., as well as a possible future payment, based on 3% of amounts received by Saratoga after providing Saratoga with a return of capital plus an agreed rate of return, as more fully described in the Final Plan. Options and warrants to purchase Predecessor Company Common Stock which were not exercised prior to the Effective Date were cancelled.

Effective December 10, 2003, the Predecessor Company’s secured banking facility was amended and restated to provide financing for the Reorganized Company following emergence from bankruptcy (the amended facility is referred to as the “Bank Credit Facility”). The Bank Credit Facility is a $30,000 facility that consists of a term loan that requires monthly principal payments of $183 ($9,900 outstanding at June 30, 2004) with a revolving credit loan, subject to availability, making up the remainder of the facility. Availability under the revolving credit loan was $15,600 and no balance was outstanding on the revolving credit loan at June 30, 2004. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (5.00% at June 30, 2004). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (5.75% at June 30, 2004). The final maturity of the revolving credit facility and the term loan is December 10, 2008. The Reorganized Company paid a closing fee of $110 in connection with the establishment of the Bank Credit Facility. The financing arrangements are described in greater detail in Note E, “Financing Arrangements.”

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

The Final Plan permitted other unsecured creditors of the Debtors to choose payment of their claims (in the amount agreed or determined by the Bankruptcy Court, with interest at 1.32% per year from February 5, 2003 to December 10, 2003) in full, over 12 months following the Effective Date with interest at 1.32% per year, or within 45 days following the Effective Date or, if later, the date that the amount of

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

B. Emergence from Bankruptcy (continued)

claim is determined, at 85% of the amount of the claim. Elections of the “85% Now” alternative resulted in a $241 reduction in the amounts payable in respect of claims. The Final Plan provided that obligations of the Debtors to General Electric Company (“GE”) and its subsidiaries would be offset against obligations of GE and its subsidiaries to the Debtors and Deposition Sciences Inc., a non-Debtor subsidiary of the Company, and that any remaining pre-petition obligations of the Debtors to GE would be treated as unsecured indebtedness under the Final Plan. Additionally, the Company and GE agreed to a settlement of disputed amounts that, together with GE’s election of the “85% Now” treatment of the remaining pre-petition amounts, resulted in a loss of $247. As described in the Disclosure Statement relating to the Final Plan, the Company has established incentives to GE for incremental purchases from the Company (other than APL Engineered Materials, Inc.).

Upon the confirmation of the Final Plan, the Company’s investment banker became entitled to receive, in addition to monthly fees and reimbursement of expenses, fees based on formulas contained in the Company’s agreement with the investment banker, that were agreed between the parties to be $2,500, and approved by the Bankruptcy Court. The Company recorded $1,000 of these fees as reorganization expenses in fiscal 2003 and $1,500 in fiscal 2004. The Company incurred reorganization expenses of $11,258 for the six months ended December 31, 2003, for consultants, investment bankers, attorneys and other costs related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy. Reorganization expenses of $7,435 were also incurred in fiscal 2003.

As described in the Disclosure Statement relating to the Final Plan, the Company has established a bonus plan for its executive officers. Pursuant to the bonus plan, senior officers will be entitled to bonuses based on business objectives for the Company or its subsidiaries. The aggregate amount of these bonuses for fiscal 2004 was $868.

In addition, the employment agreement with the Company’s Chief Executive Officer (“CEO”) includes a retention bonus program pursuant to which the CEO is entitled to a retention bonus payable in two equal installments, as follows: (1) $2,027 as of July 1, 2004 ($1,350 for application against the Company’s loan to the CEO); and (2) $2,027 as of July 1, 2005 ($1,350 for application against the Company’s loan to the CEO). Notwithstanding the foregoing, however, the CEO will not be entitled to receive the July 1, 2005 bonus, if the CEO has resigned or been terminated for cause prior to the date each such retention bonus payment is to be made. See Note J, “Related Party Transactions.”

Reorganization, Fresh Start and Push Down Adjustments

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and adoption of fresh start reporting in accordance with Statement of Position (“SOP”) No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The consolidated financial statements reflect reorganization

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

B. Emergence from Bankruptcy (continued)

adjustments recorded as of December 31, 2003 for the discharge of debt and adoption of fresh start reporting. The reorganization value of the assets of the consolidated group, which served as the basis for the Final Plan approved by the Bankruptcy Court, is $170,000 prior to the investment by Saratoga. This amount was used to determine the value allocated to the assets and liabilities of the Reorganized Company in proportion to their relative fair values in conformity with Statement of Financial Accounting Standards (“FAS”) No. 141, Business Combinations.

The reorganization value of the Company was determined after negotiations between Saratoga and the Creditors Committee, and in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable calculations. The factors considered by the parties to the bankruptcy included forecasted operating and cash flow results, discounted residual values at the end of the forecast period based on capitalized cash flows for the last year of that period, market share and position, competition and general economic considerations, projected sales growth, and potential profitability.

A black line has been drawn between the accompanying consolidated balance sheet as of June 30, 2004 and June 30, 2003 to distinguish between the Reorganized Company and the Predecessor Company. A black line has also been drawn between the consolidated statement of operations and of cash flows for the six months ended June 30, 2004 and the other periods presented to distinguish between the Reorganized Company and the Predecessor Company. The results of the periods shown for the Predecessor Company are not considered to be comparable to those of the Reorganized Company.

Reorganization adjustments recorded as of December 31, 2003 resulted primarily from the following:

•	Exchange of $100,000 of 8% Senior Notes and accrued interest through December 31, 2003 of $14,400 for $114,400 of 11% Senior Notes;

•	Issuance to Saratoga of 29,000 shares of the Company’s New Series A Preferred Shares and 1,000 of its New Common Shares in exchange for $18,000 and all of the equity interests of Saratoga in the Company purchased from GE for $12,000, including the 761,250 shares of the Company’s Old Preferred Stock and 1,429,590 shares of the Company’s Old Common Stock, and push-down of Saratoga’s investment;

•	Cancellation of the existing common stock in exchange for two investments of the company with a net book value of $7,192 as of the effective date of the Final Plan; and,

•	Increase in the receivable from officer of $1,169 resulting from a court-approved settlement and reclassification of the receivable to related party receivables from the equity section of the condensed consolidated balance sheet.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

B. Emergence from Bankruptcy (continued)

Fresh start adjustments recorded as of December 31, 2003 resulted primarily from the following:

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

As encouraged under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Company has reflected an additional adjustment to establish a new basis for its assets and liabilities based on the amount paid by Saratoga for its ownership at December 31, 2003. The following table reflects the reorganization, fresh start and push down adjustments to the Company’s Consolidated Balance Sheet discussed above:

	Unaudited Balance Sheet as of December 31, 2003
				Push-Down
	Predecessor	Reorganization	Fresh Start	Accounting	Reorganized
	Company	Adjustments	Adjustments	Adjustments	Company
Current assets	$61,524	3,188	(524)	—	$64,188
Property, plant and equipment, net	86,864	—	(40,434)	—	46,430
Investments and other assets	13,616	(3,012)	1	—	10,605
Intangible assets, net	2,597	—	22,078	—	24,675
Goodwill	4,573	—	23,129	23,309	51,011

Total assets	$169,174	176	4,250	23,309	$196,909

Short-term debt and current portion of long-term debt	$5,060	—	—	—	$5,060
Accounts payable and accrued expenses	46,078	(15,515)	1,395	—	31,958
Long-term debt	128,672	(600)	—	—	128,072

Total liabilities	179,810	(16,115)	1,395	—	165,090
Deferred tax liabilities	—	—	600	—	600
Minority interest	1,219	—	—	—	1,219
New preferred stock	—	—	5,691	23,309	29,000
Old preferred stock	24,475	(24,475)	—	—	—
New common stock	—	—	1	—	1
Old common stock	24	(24)	—	—	—
Accumulated deficit	(245,453)	1,139	244,314	—	—
Other shareholders’ equity	209,099	39,651	(247,751)	—	999

Total liabilities and shareholders’ equity	$169,174	176	4,250	23,309	$196,909

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

B. Emergence from Bankruptcy (continued)

The application of SOP 90-7 and SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, resulted in the elimination of the existing goodwill and the establishment of a new amount of goodwill of $51,011, that represents the “reorganization value in excess of amounts allocable to identifiable assets.” In accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Other Intangible Assets, the newly-established goodwill will not be amortized. Rather, the Company will evaluate this asset for impairment at least annually and whenever there is an impairment indicator using the fair value guidelines of FAS No. 142.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

C. Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risks consist primarily of temporary cash and cash equivalents, short-term investments and trade receivables. The Company and its subsidiaries maintain cash balances at several financial institutions located in foreign countries which totaled $2,793 at June 30, 2004. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Any investment of cash by the Company is primarily in high quality institutional money-market portfolios and high quality securities.

The Company provides credit in the normal course of business, primarily to major manufacturers and distributors in the lighting industry and, generally, collateral or other security is not required. The Company conducts ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations. Accounts written off, net of recoveries totaled $201 for the six months ended June 30, 2004, $633 for the six months ended December 31, 2003, $439 in fiscal 2003 and $370 in fiscal 2002. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company’s worldwide customer base.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The cost of self-constructed assets includes related materials, labor, overhead and interest. At June 30, 2004 and 2003, self-constructed assets in progress, classified as machinery and equipment, were $2,733 and $3,090 respectively. Repair and maintenance costs are expensed as incurred.

Depreciation is computed for financial reporting purposes by the straight-line method based on the estimated useful lives of the assets, both those owned and under capital lease, as follows: buildings, 30 to 40 years; machinery and equipment, 5 to 15 years; furniture and fixtures, 5 to 10 years; and, leasehold improvements, the lease periods.

Deferred Financing Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt. Financing costs of $440 related to the Bank Credit Facility have been capitalized and are included in the caption “Other assets” at June 30, 2004.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

C. Significant Accounting Policies (continued)

Intangible Assets and Accounting Change for Goodwill and Certain Intangible Assets Intangible assets are amortized using the straight-line method over the following lives:

Patented technology and trade secrets	8 - 15 years
Customer contracts and relationships	10 - 20 years

Amortization expense for each of the next five fiscal years is estimated to be $955 per year.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and FAS 142, Goodwill and Intangible Assets. FAS 141 requires the application of the purchase method of accounting for all business combinations. Major provisions of FAS 142 require intangible assets acquired in a business combination to be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. In addition, goodwill, as well as intangible assets with indefinite lives, is no longer subject to amortization. Finally, goodwill and intangible assets with indefinite lives are tested for impairment annually and whenever there is an impairment indicator.

The Company adopted FAS 142 as of July 1, 2001. The Company evaluated goodwill of $66,172 and intangible assets with indefinite lives of $11,874, which represents tradenames. The Company used third party appraisals and expected future discounted cash flows to determine the fair value of the reporting units and whether any impairment of goodwill or indefinite lived intangible assets existed as of the above date. As a result of this evaluation, the Company recorded a cumulative effect of accounting change for the estimated impairment of goodwill and other indefinite lived intangible assets of $71,171, as of the beginning of fiscal 2002. The impact of adopting FAS 142 was to reduce amortization and, consequently, the loss before cumulative effect of accounting change for fiscal 2002 by $1,315. Accumulated amortization was $474 and $2,782 at June 30, 2004 and 2003, respectively.

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

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

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

Shipping and Handling Fees and Costs

The Company classifies all amounts billed to a customer in a sales transaction related to shipping and handling is classified as revenue. The Company records shipping and handling costs as “Marketing and Selling” costs, and these amounts totaled $1,833 for the six months ended June 30, 2004, $1,543 for the six months ended December 31, 2003, $3,458 in fiscal 2003, and $5,342 in fiscal 2002.

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

During the six months ended June 30, 2004, the first eight months of fiscal 2003 and all of fiscal 2002, the Company used foreign currency forward contracts that mature in 30 days to reduce its exposure to adverse fluctuations in foreign currency exchange rates. These foreign exchange hedging activities did not create exchange rate risk since gains and losses on these contracts offset losses and gains on the underlying positions. The Company has elected not to treat these instruments as hedges for accounting purposes and, accordingly, both realized and unrealized gains and losses on these derivative instruments have been recorded in general and administrative expense. Derivative financial instruments are not entered into for trading or speculative purposes.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

D. Sale of Subsidiaries and Investments

On December 12, 2001 the Company completed the sale of a significant portion of its lamp fixture business (its Ruud Lighting, Inc., Kramer Lighting, Inc. and Ruud Lighting Europe Ltd. subsidiaries) to an investor group led by Alan J. Ruud. From January 1998 until the time of the transaction, Mr. Ruud was a director of the Company, served as its Vice Chairman and Chief Operating Officer, and held in excess of 5% of the Company’s outstanding common stock. The business assets consisted primarily of manufacturing equipment, inventory and accounts receivable and the Ruud Lighting manufacturing facility located in Racine, Wisconsin. The consideration received by the Company consisted of a cash payment of $28,000 (adjusted dollar for dollar to reflect the amount of any changes in working capital and funded indebtedness between September 2, 2001 and December 3, 2001) and promissory notes totaling $6,000 due December 1, 2006. As part of this transaction, funded indebtedness of $9,005 continued to be the obligation of Ruud Lighting and the Company retained title to the Rhode Island manufacturing facility of Kramer Lighting. Upon sale of the facility in September 2002, the Company paid Ruud Lighting one-third of the net proceeds or $427 in accordance with the terms of the agreement. Preliminary estimates of the adjustment in the cash consideration resulted in a net reduction of $2,458 in the cash received at closing. The preliminary estimates were subject to a review process under the agreement. The sale of the subsidiaries resulted in a gain of $227 in the quarter ended December 31, 2001.

In May 2003, Ruud Lighting, Inc. and its shareholders filed claims with the Bankruptcy Court in connection with the final settlement of purchase price, alleged breaches of the agreement and post closing administrative services of approximately $5,880. The Company, Ruud Lighting, Inc. and the Ruud Lighting shareholders entered into a settlement agreement dated September 8, 2003, settling the Ruud claims, as well as claims by the Debtors against Ruud Lighting, Inc. and its shareholders. Pursuant to the terms of the settlement, the original notes were cancelled and the Company received new notes from the Ruud Lighting, Inc. shareholders in the aggregate amount of $3,000 with interest at 8%. These notes are due December 1, 2006, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Debtors will be credited toward prepayment of the principal and interest on the notes. The Company is no longer required to make payments on a non-cancelable operating lease for the unused Elkhorn, Wisconsin facility, and receives from Ruud Lighting, Inc. one half of the amount of any sublease payments received. In addition, the agreement provided for mutual releases by the parties. The Bankruptcy Court issued a final order approving the settlement on October 16, 2003. As a result of this settlement, the Company recorded a loss of $1,003 in fiscal 2003. As a result of the issuance of the final order approving the settlement, the Company recorded a reduction in its liabilities subject to compromise of $1,463 and a reduction in its special charge accrual related to the Elkhorn facility of $1,323.

In March 2002, the Company sold its preferred stock investment in Venture Lighting Japan for $1,300, consisting of $1,000 in cash and $300 paid in August 2002. The sale resulted in a loss of $2,007 during fiscal 2002. The loss is included in the caption “Income (loss) from investments” in the Consolidated Statement of Operations.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

E. Financing Arrangements

Short-term debt consisted of the following:

	Reorganized	Predecessor
	Company	Company
	June 30,	June 30,
	2004	2003
Debtor-in-Possession Facility — revolver	$—	$6,626
Debtor-in-Possession Facility — term loans	—	18,500
Current portion of long-term debt	4,634	2,241

	$4,634	$27,367

Effective December 10, 2003, the Company’s Debtor-in-Possesion Facility was amended and restated to provide financing for the company following emergence from bankruptcy (the amended facility is referred to as the “Bank Credit Facility”). The Bank Credit Facility is a $30,000 facility that consists of a term loan that requires monthly principal payments of $183 ($9,900 outstanding at June 30, 2004) with a revolving credit loan, subject to availability, making up the remainder of the facility. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories, and availability was $15,600 with no balance outstanding on the revolving credit loan at June 30, 2004. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (5.00% at June 30, 2004). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (5.75% at June 30, 2004). The final maturity of the revolving credit facility and the term loan is December 10, 2008. For most of fiscal 2003 and until December 2003, the Company’s interest cost on bank loans ranged from 6.25% to 7.75%. In fiscal 2002, the Company interest cost on bank loans ranged from 4.75% to 6.75%.

The Bank Credit Facility includes affirmative and negative covenants customary for this type of agreement, prohibits cash dividends and includes financial covenants relating to Minimum Adjusted EBITDA and Capital Expenditures. The principal security for the Bank Credit Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan was secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom and the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.

On December 10, 2003, in connection with the Company’s emergence from bankruptcy proceedings, the Company’s Old 8% Senior Notes were cancelled and, in exchange for such Old Senior Notes, the Company issued $114,400 of 11% Senior Notes due March 2009 (“New Notes”). The aggregate principal amount of the New Notes is equal to the aggregate principal amount of the Company’s Old Senior Notes, plus interest, which would have accrued and been unpaid through December 31, 2003. The New Notes bear interest at 11%. The New Notes are redeemable at the Company’s option, in whole or in part, at any time at a redemption price equal to the principal amount of the New Notes plus accrued interest. Interest on the New Notes is payable semi-annually on March 31 and September 30. The fair value of the Company’s Senior Notes at June 30, 2004 and 2003 approximated $114,400 and $55,000,

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

E. Financing Arrangements (continued)

respectively. The estimated fair value of the Company’s remaining debt at June 30, 2004 and 2003 approximated carrying value, as the effective rates for this debt were comparable to market rates.

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

Long-term debt consisted of the following:

	Reorganized	Predecessor
	Company	Company
	June 30,	June 30,
	2004	2003
Senior unsecured 11% notes, due March 2009	$114,400	—
Senior unsecured 8% notes, due March 2008	—	$100,000
Bank Credit Facility — term loan	9,900	—
Mortgage notes payable	4,456	5,712
Term loan	—	1,008
Promissory note	1,970	1,970
Other	587	845

	131,313	109,535
Less current portion of long-term debt	(4,634)	(2,241)
Reclassification to liabilities subject to compromise:
Senior unsecured 8% notes, due March 2008	—	(100,000)
Promissory note	—	(1,970)

	$126,679	$5,324

Mortgage notes payable consisted of one note of $4,317 bearing interest at 9.39% and one note at $139 bearing interest at 7.41%. At June 30, 2004, these notes were collateralized by land and buildings with a net carrying value of $8,315.

As part of the purchase price for Rohm and Haas Company’s 50% interest in Unison Fiber Optic Systems LLC (“Unison”), the Company entered into a $2,300 promissory note to Rohm and Haas that bears interest at 6.65% compounded quarterly. The Company has paid principal of $330 through June 30, 2004. The note is currently payable, however, the Company has objected to this claim, the resolution of which is still being pursued through the bankruptcy court.

Aggregate maturities of debt (including capital lease obligations) for the five fiscal years subsequent to June 30, 2004, were as follows: 2005 — $4,634; 2006 — $6,653; 2007 — $2,207; 2008 — $2,208; and 2009 — $115,508; thereafter — $103.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

F. Shareholders’ Equity

Saratoga Lighting Holdings, LLC Investment

Saratoga acquired all of the Common and Preferred shares owned by GE on August 15, 2003. As a result, Saratoga held 1,429,590 shares of Company Common Stock and 761,250 shares of the Company’s then existing Old Preferred Stock. Saratoga received, in exchange for cancellation of its holdings of the Predecessor Company’s Common Stock and Old Preferred Stock, and an $18,000 cash investment, new redeemable preferred stock (the “New Series A Preferred”) of the Reorganized Company, with an initial liquidation preference of $29,000, and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the new management incentive plan). Under the management incentive plan, shares equal to approximately 9% of the common stock of the Reorganized Company have been issued.

The New Series A Preferred has a liquidation preference of $1 per share, plus dividends at the rate of 8% per annum, when and if declared. The cumulative undeclared dividends were $1,293 as of June 30, 2004. The initial carrying amount of the New Series A Preferred was set at $29,000, the estimated fair value at the date of issuance. The Holder of the New Series A Preferred may, by notice, require the Company to redeem the outstanding New Series A Preferred within 21 days following the occurrence of certain corporate events. The Company may redeem the New Series A Preferred in whole, but not in part, at any time. The redemption price for the New Series A Preferred is equal to the liquidation preference amount for such shares. The New Series A Preferred shares are each entitled to one vote on each matter presented to shareholders of the Company, as well as one vote on each matter required to be voted upon by the New Series A Preferred as a class. As a consequence, the New Series A Preferred represents approximately 96.3% of the voting power of the Company at June 30, 2004. As of June 30, 2004, Saratoga held 98.5% of the voting power of the Company.

DSI Stock Option Plan

Deposition Sciences, Inc. (“DSI”), a non-public subsidiary of ADLT, adopted the 2001 Equity Incentive Plan. DSI currently has 100,000,000 shares authorized and 50,000,000 shares outstanding, all of which are owned by ADLT. The 2001 Equity Incentive Plan initially provides for the granting of stock options to purchase up to 10,000,000 shares of common stock of DSI. The number of shares available will be increased by 18% of DSI shares issued, up to a maximum of 16,200,000 shares. The vesting terms of the options vary; including vesting based on a change in control or public offering of DSI or on a vesting schedule no more than five years from the date of grant. The options have been granted at fair value on the date of grant of $.46 or $.47 per share and expire ten years from the date of grant. A total of 623,500 options were granted under the Plan in fiscal 2002. No options were granted in fiscal 2004 and fiscal 2003. Options cancelled in fiscal 2004, fiscal 2003 and fiscal 2002 totaled 175,000, 687,500 and 1,875,000, respectively. No DSI options have been exercised. Options for 4,730,936 shares are exercisable at June 30, 2004.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

G. Employee Benefits

The Company has defined contribution elective savings and retirement plans that cover substantially all full-time employees in its domestic and foreign subsidiaries. The Company matches the contributions of participating employees on the basis of the percentages specified in the respective plans, ranging from 1% to 4% of eligible employee earnings. Contributions charged to income for these plans were $429 for the six months ended June 30, 2004, $331 for the six months ended December 31, 2003, $688 in fiscal 2003, and $1,107 in fiscal 2002.

H. Income Taxes

Income (loss) from operations before income taxes, minority interest, and cumulative effect of accounting change were attributable to the following sources:

	Reorganized
	Company	Predecessor Company
	Six Months	Six Months
	Ended June 30,	Ended December 31,	Year Ended June 30,
	2004	2003	2003	2002
United States	$(4,143)	$(18,778)	$(32,971)	$(27,161)
Foreign	5,149	5,543	5,344	(2,194)

Totals	$1,006	$(13,235)	$(27,627)	$(29,355)

The provision for income taxes is computed using the liability method and is based on applicable federal and state statutory rates adjusted for permanent differences between financial and taxable income.

Income taxes have been provided as follows:

	Reorganized
	Company	Predecessor Company
	Six Months	Six Months
	Ended June 30,	Ended December 31,	Year Ended June 30,
	2004	2003	2003	2002
Current
Federal	$—	$—	$(125)	$(162)
State and local	—	—	—	(32)
Foreign	399	350	449	163

	399	350	324	(31)
Deferred
Federal	—	—	—	—
State and local	—	—	—	—
Foreign	90	10	622	283

		$0	$0
	90	10	622	283

	$489	$360	$946	$252

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

H. Income Taxes (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities at June 30, 2004 and 2003 are as follows:

	Reorganized	Predecessor
	Company	Company
	June 30,	June 30,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$3,583	$38,787
Capital loss carryforward	—	15,646
Research and development tax credits	—	3,818
Tax under financial reporting special charges and equity write-down	1,804	7,076
Impairment of officer loan	—	3,822
Impairment of fixed assets	—	5,735
Depreciation	6,658	—
Other	2,913	3,119

	14,958	78,003
Deferred tax liabilities:
Tax over financial reporting depreciation and amortization	5,279	7,154

	5,279	7,154

Net deferred tax assets before valuation allowance	9,679	70,849
Valuation allowance	(10,379)	(70,719)

Net deferred tax assets (liabilities)	$(700)	$130

Due to the uncertainty of the ultimate realization of the deferred tax assets, valuation allowances of $10,379 and $70,719 were recorded by the Company as of June 30, 2004 and 2003, respectively. The net decrease in the valuation allowance for fiscal 2004 was $60,340. The Company has U.S. net operating losses which, in accordance with the principles of fresh start accounting, were not included in the net deferred tax assets of the Reorganized Company. The net deferred tax liabilities represent the difference in basis between book and tax depreciation in the Company’s Indian operation. These net operating losses are available to be utilized, and, to the extent the net operating losses are utilized, goodwill will be reduced accordingly for the benefit received.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

H. Income Taxes (continued)

The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

	Reorganized
	Company	Predecessor Company
	Six Months	Six Months
	Ended June 30,	Ended December 31,	Year Ended June 30,
	2004	2003	2003	2002
Statutory tax rate	35.0%	(35.0)%	(35.0)%	(35.0)%
Capital loss	—	—	(7.0)	(44.8)
Foreign tax rate differential	(133.5)	(11.9)	(1.4)	4.6
Nondeductible permanent items	23.5	17.7	0.8	0.2
Valuation allowance change	120.6	31.9	46.8	76.6
Other	3.0	—	(0.8)	(0.8)

Effective tax rate	48.6%	2.7%	3.4%	0.8%

At June 30, 2004, the Company had net operating loss carryforwards of $130,833 available to reduce future United States federal taxable income, which expire 2008 through 2024. On August 15, 2003, Saratoga purchased the preferred and common shares owned by GE (See Note F). This transaction caused an ownership change greater than 50% which will limit the annual net operating loss the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code. This limitation is effective with the fiscal year ended June 30, 2004. The Company also has a capital loss carryforward of $40,117 available to reduce future capital gains. The usage of this carryforward will also be limited as a result of the ownership change. This carryforward expires in 2007.

The Company also had research and development credit carryforwards of approximately $3,818 available at June 30, 2004, which expire 2008 through 2020. Additionally, in conjunction with the Alternative Minimum Tax (“AMT”) rules, the Company had available AMT credit carryforwards for tax purposes of approximately $98, which may be used indefinitely to reduce regular federal income taxes. The usage of these credits will also be limited as a result of the ownership change.

Also, at June 30, 2004, the Company had foreign net operating loss carryforwards for tax purposes totaling $1,163 that expire 2006 to 2007 and $9,395 that have no expiration dates.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

I. Special Charges and Asset Impairment

In fiscal 2001 and 2002 the Company’s DSI subsidiary made significant investments in building telecommunication product manufacturing equipment and related facilities to apply its thin-film coating technology to telecom products. With the continuing decline in the global telecommunication business and uncertainty regarding the recovery of the telecom market, the Company recognized a $10,433 charge in fiscal 2003 related to the abandonment of certain long-lived assets and write down of certain assets held for sale to fair value. The Company also recorded a charge of $1,150 in fiscal 2003 for an impairment related to a non-refundable option to purchase for $11,500 the building currently leased by DSI that was not likely to be exercised before its original expiration in March 2004. Additionally, as a result of the delisting of the Company’s common shares from the Nasdaq National Market, the Company recorded an asset impairment charge of $1,163 for the write-off of deferred costs associated with its shelf offerings in fiscal 2003. The Company also recognized a $411 charge in fiscal 2003 related to the abandonment of lamp manufacturing equipment. Finally, the Company recognized a charge of $703 related to impairment of its investment in a foreign joint venture involved in the manufacturing of metal halide lamps. This $703 charge is included in the caption “Income (Loss) from Investments” in the Consolidated Statements of Operations.

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

The special charges were determined in accordance with formal plans developed by the Company’s management, approved by the CEO and subsequently reviewed with the Company’s Board of Directors using the best information available to it at the time. Actions associated with closing facilities began in the first quarter of fiscal 2002 and were substantially completed by the end of fiscal 2002. A total of approximately 250 employees were terminated enterprise-wide from almost all units of the Company. Assets related to the above actions that were no longer in use or held for sale were written-down to their estimated fair values. During the year, the Company revised certain estimates related to its plans. As of June 30, 2002, all actions required by the plans were completed and the remaining liabilities related primarily to a long-term lease obligation that terminates in August 2006.

The Company, Ruud Lighting, Inc. and the Ruud Lighting shareholders entered into a settlement agreement dated September 8, 2003 settling their claims, as well as claims by the Debtors against Ruud Lighting, Inc. and its shareholders (See Note D, “Sale of Subsidiaries and Investments”). As a result of the settlement, the Company is no longer liable for the long-term lease obligation.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

I. Special Charges and Asset Impairment (continued)

Details of the actions and related special charges recorded during the fiscal year ended June 30, 2002 and related payments made during fiscal 2002 and 2003 are summarized as follows:

		Year Ended June 30, 2002
	Cash/	Charged to	Reclassi-	Charges	Balance June 30,	Charges	Balance June 30,
Description	Noncash	Operations	fications	Utilized	2002	Utilized	2003
Consolidate power supply operations Severance	Cash	$1,243	$168	$1,411	—	—	—
Lease cancellations	Cash	1,835	—	225	$1,610	$287	$1,323
Write-down of assets	Noncash	2,579	—	2,579	—	—	—
Shut-down costs of facilities	Cash	265	(8)	240	17	—	17
Reduce staffing requirements	Cash	2,017	(160)	1,857	—	—	—
Impairment of long-lived assets	Noncash	2,977	—	2,977	—	—	—
Other	Noncash	333	—	333	—	—	—

		$11,249	$—	$9,622	$1,627	$287	$1,340

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

J. Related Party Transactions

The related party transactions described below took place prior to, or were approved in connection with, the reorganization pursuant to the Final Plan of Reorganization.

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

In accordance with the provisions of FAS Statement No. 5, Accounting for Contingencies, and FAS Statement No. 114, Accounting by Creditors for Impairment of a Loan, the Predecessor Company determined the above loan was impaired and recorded a valuation reserve against the loan. The

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

J. Related Party Transactions (continued)

Predecessor Company recorded an impairment loss of $2,700 in fiscal 2003 and $7,100 in fiscal 2002, reflecting the amount by which the carrying value of the loan exceeded the underlying estimated fair value of the assets available to repay the loan at that time. The Company did not record interest income of $335 in the first six months of fiscal 2004, $829 in fiscal 2003, and $674 in fiscal 2002. Interest on the loan accrues at the same rate as the Company pays on its credit facility and totaled $84 in the six months ended June 30, 2004.

As discussed in the Disclosure Statement approved October 3, 2003, as part of the reorganization, the Predecessor Company, Saratoga and the CEO, agreed in principle, subject to formal approval of the special committee (of independent directors) of the Predecessor Company’s Board of Directors, formal documentation and Bankruptcy Court approval of the treatment of the CEO loan pursuant to a separate motion to be filed with the bankruptcy court, that the CEO loan documents would be modified to reduce the amount of the outstanding indebtedness owed by the CEO to an amount (the “Designated Amount”) equal to the difference between (1) the fair market value of the CEO’s personal assets and (2) the amounts owing to other secured creditors of the CEO that hold mortgages, liens and/or security interests upon or in property of the CEO, on a priority senior to the liens and security interests securing the CEO’s loan from the Company, to the extent of the fair market value of such property. The Designated Amount was set at $4,024. Additionally, the Company received on the Effective Date of the Plan, the proceeds from the CEO’s settlement of litigation of approximately $1,300 and the proceeds of an investment by the CEO in an affiliate of the Company. Other than reducing the amount of the CEO loan as described above, the loan would otherwise remain in full force and effect. The loan may be accelerated if the CEO ceases to be employed by the Company as a result of his voluntary resignation or termination for cause. On January 8, 2004, the Bankruptcy Court approved the terms of the settlement, which had previously been approved by the independent directors of the Predecessor Company, and the agreement became effective January 21, 2004. The consolidated balance sheet for the Reorganized Company includes the effects of the reduction of the loan to the Designated Amount, eliminates the valuation reserve with respect to the loan, and reflects the reclassification of the loan to related party receivables from the equity section of the balance sheet. Information regarding bonuses payable to the CEO is set forth in Note B, “Emergence from Bankruptcy.”

One of the Company’s subsidiaries held a demand note from H&F Five, Inc., a company owned by Messrs. Hellman, and certain other employees and former employees of the Company, in the amount of $200 bearing interest at 8.5% per annum. At December 31, 2003, the total amount of the loan, including accrued interest, was $351. H&F Five, Inc. subsequently transferred these assets in return for a minority interest in a limited liability company that makes specialty chemicals. Based on an independent appraisal of the interest of H&F Five, Inc. in the limited liability company at $592, the H&F Five Inc. shareholders received cash payments for that value, less the outstanding balance of the loan, in respect of their respective shares. The payment of $121 that would otherwise have been made to Mr. Hellman was applied to the principal amount of his loan from the Company. Effective December 31, 2003, H&F Five, Inc. was merged with a wholly-owned subsidiary of the Company.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

J.	Related Party Transactions (continued)

Both General Electric Company and the Ruud Lighting, Inc. shareholders were related parties in fiscal 2003 and fiscal 2002 due to their share ownership in the Company. The Company had sales to GE (materials, lamps and lamp components) totaling $6,822 in fiscal 2003 and $5,903 in fiscal 2002. The Company purchased lamps and raw materials from GE totaling $3,076 in fiscal 2003 and $3,353 in fiscal 2002. Included in the balance sheet caption of trade receivables at June 30, 2003 were receivables from GE of $2,648. Included in the balance sheet caption of trade payables at June 30, 2003 were payables to GE of $2,660. The Company had sales to Ruud Lighting (primarily lamps and power supplies) totaling $6,537 during fiscal 2003 and $3,729 in fiscal 2002 subsequent to the sale of Ruud Lighting in December 2001. The Company purchased fixtures from Ruud Lighting totaling $1,219 during fiscal 2003 and $1,500 in fiscal 2002 subsequent to the sale of Ruud Lighting. Included in the balance sheet caption of trade receivables at June 30, 2003 were receivables from Ruud Lighting of $1,347. Included in the balance sheet caption of trade payables at June 30, 2003 are payables to Ruud Lighting of $1,748.

The Company incurred fees for consulting services to two former directors of the Company and to a consulting firm owned by another former director of the Company. The fees totaled $606 in fiscal 2003 and $400 in fiscal 2002. Information regarding related party transactions with Saratoga is contained in Note B.

K.	Commitments

The Company leases buildings and certain equipment under non-cancelable operating lease agreements. Total rent expense was $962 for the six months ended June 30, 2004, $1,108 for the six months ended December 31, 2003, $2,454 in fiscal 2003, and $2,764 in fiscal 2002. Future minimum lease commitments for the five fiscal years subsequent to June 30, 2004, were as follows: 2005 — $1,449; 2006 — $1,336; 2007 — $1,152; 2008 — $1,157; 2009 — $1,162; thereafter — $2,149; Total — $8,405.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

L.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended June 30, 2004 and 2003:

	Reorganized Company		Predecessor Company
	Fiscal 2004, Three Months Ended

	Jun 30	Mar 31	Dec 31 (a)	Sep 30 (b)
Net sales	$37,131	$36,944	$37,678	$32,832
Gross profit	16,376	14,469	14,496	12,653
Net income (loss)	1,612	(1,353)	(7,474)	(6,372)

	Predecessor Company
	Fiscal 2003, Three Months Ended

	Jun 30 (c)	Mar 31 (d)	Dec 31 (e)	Sep 30 (f)
Net sales	$36,664	$36,703	$38,133	$33,587
Gross profit	12,631	13,811	13,428	12,050
Net income (loss)	(11,737)	(3,074)	(12,614)	(1,481)

(a)	Second Quarter 2004 — Net income was reduced by reorganization expenses of $(5,635) and a write-off of deferred loan costs of $(2,251). Net income was increased by a gain on restructuring of $1,184.

(b)	First Quarter 2004 — Net income was reduced by reorganization expenses of $(5,623).

(c)	Fourth Quarter 2003 — Net income was reduced by: (i) asset impairment of $(6,443) related primarily to certain telecommunications equipment, (ii) reorganization expenses of $(3,472), (iii) a loss from sale of fixture subsidiaries of $(1,003), and (iv) a loss from investment of $(703).

(d)	Third Quarter 2003 — Net income was reduced by refinancing and reorganization expenses of $4,047.

(e)	Second Quarter 2003 — Net income was reduced by: (i) asset impairment of $(5,551) related to the abandonment of certain long-lived assets and the write-down of certain equipment held for sale to fair value, (ii) asset impairment of $(1,163) for the write-off of deferred costs related to the Company’s shelf offerings, (iii) provision for loan impairment of $(2,700) and (iv) refinancing expenses of $(2,303).

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands)

M.	Segment and Geographic Information

The Company has one reportable business segment: the design, manufacture and sales of metal halide lighting products including materials, system components, systems and production equipment.

Net sales by country, based on the location of the business unit, for the six months ended June 30, 2004, the six months ended December 31, 2003, fiscal 2003, and fiscal 2002 follows:

	Reorganized
	Company	Predecessor Company
	Six Months	Six Months
	Ended	Ended	Year Ended June 30,
	June 30,	December 31,
	2004	2003	2003	2002
United States	$43,107	$40,326	$83,719	$110,718
Canada	10,991	11,875	26,534	22,619
United Kingdom	11,248	9,899	21,679	18,713
Australia	5,974	6,348	10,685	11,304
Other	2,755	2,062	2,470	1,432

	$74,075	$70,510	$145,087	$164,786

Long-lived assets by country, based on the location of the asset, as of June 30, 2004 and 2003 follows:

	Reorganized	Predecessor
	Company	Company
	June 30,	June 30,
	2004	2003
United States	$112,867	$73,223
Canada	1,905	3,230
United Kingdom	595	1,217
Australia	1,549	4,269
India	9,181	16,288

	$126,097	$98,227

For the six months ended June 30, 2004, the six months ended December 31, 2003, fiscal 2003, and fiscal 2002, no single customer accounted for 10% or more of the Company’s net sales.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Officers of the Registrant

The following table sets forth certain information regarding each of the Company’s current directors and executive officers:

Name	Age	Position
Christian L. Oberbeck	44	Director
Damon H. Ball	47	Director
Richard A. Petrocelli	36	Director
Robert Cizik	73	Non-Executive Chairman and Director
Wayne R. Hellman	58	Chief Executive Officer and Director
Sabu Krishnan	46	Chief Operating Officer and Director
Wayne J. Vespoli*	43	Executive Vice President and Treasurer
Wayne L. Platt*	65	Executive Vice President
Lee A. Bartolomei*	65	Vice President
James L. Schoolenberg*	61	Vice President
Christopher F. Zerull*	45	Vice President and Chief Accounting Officer

* Executive officer only

Christian L. Oberbeck became a director of the Company in December 2003. Mr. Oberbeck is one of the founders of Saratoga Partners where he has been Managing Director since its formation as an independent entity in September 1998. Prior to that time, Mr. Oberbeck was a Managing Director of Warburg Dillon Read Inc. and its predecessor entity, Dillon, Read & Co. Inc., where he was a Managing Director responsible for the management of the Saratoga funds. Mr. Oberbeck is also a director of Koppers, Inc. and several private companies.

Damon H. Ball became a director of the Company in December 2003. Since May 2002, Mr. Ball has served as Managing Director of Saratoga Partners, a private equity investment fund. From August 2001 to May 2002, Mr. Ball served as Senior Advisor to Saratoga Partners. Mr. Ball also has served, from May 1999 through May 2002, as the President and Managing Director of Sextant Capital Advisors, LLC, a financial advisory company formed by Mr. Ball. Previously, Mr. Ball was with Desai Capital Management Incorporated for ten and a half years where he served as a Senior Vice President from 1992 to 1999, and as a Vice President prior to such time. Mr. Ball also serves as a director of Restoration Hardware.

Richard A. Petrocelli became a director of the Company in December 2003. He is the Chief Financial Officer of Saratoga Partners where he has been since October 1998. Prior to that time, Mr. Petrocelli was a Vice President in the corporate finance department of Gabelli Asset Management. Mr. Petrocelli is also a director of several private companies.

Robert Cizik was elected Non-Executive Chairman and Director in May 2004. He has been the Non-Executive Chairman of Koppers, Inc. since July 1999. Mr. Cizik retired from Cooper Industries, Inc. where he served as President, Chief Executive Officer and Chairman of the Board from 1973 to 1996. He previously served as a director of Harris Corporation from 1988 until November 1999, Air Products and Chemicals, Inc. from 1992 until January 2002, Temple-Inland Inc. from 1984 until May 2004 and Wingate Partners from 1994 until May 2004.

Wayne R.. Hellman has served as the chief executive and a director of the Company since 1995 and as chief executive or other senior officer of each of the Company’s predecessor companies since 1983. From 1968 to 1983 he was employed by the lighting division (“GE Lighting”) of General Electric Company. While at General Electric, Mr. Hellman served as Manager of Strategy Analysis for the Lighting Business Group; Manager of Engineering for the Photo Lamp Department; Halarc Project Venture Manager; Manager of Quartz Halogen Engineering and Manager of Metal Halide Engineering. As the Halarc Project Venture Manager, he was given the responsibility of developing metal halide technology. Mr. Hellman is also currently a director of Fiberstars, Inc., a manufacturer and marketer of fiber optic lighting systems.

Sabu Krishnan was appointed a director of the Company in April 2003. He was elected as ADLT’s Chief Operating Officer in February 2003 and became President of Venture Lighting International, Inc. (“VLI”) in April 2003. Mr. Krishnan joined VLI in 1995 and has served in management positions of increasing responsibility at VLI. Mr. Krishnan’s primary recent responsibility has been the successful launch of the Company’s Indian manufacturing operations in both lamps and power supplies. Mr. Krishnan is also currently a director of Fiberstars, Inc.

Wayne J. Vespoli was elected Executive Vice President and Treasurer in January 2004. His primary responsibilities include the company’s financing and treasury operations, as well as strategic and financial planning. Prior to joining the company, Mr. Vespoli was a principal in The Parkland Group, a turnaround consulting firm. Mr. Vespoli was employed by the Parkland Group from 2002 to 2004. From 1988 to 2001, Mr. Vespoli was employed by Chiquita Brands International, Inc., in various financial and managerial positions. From 1982 to 1988, Mr. Vespoli was employed by Arthur Andersen and Co., most recently as an Audit Manager.

Lee A. Bartolomei has been President of Deposition Sciences, Inc. since its formation in 1985. Prior to that, Mr. Bartolomei was employed by Optical Coating Laboratory, Inc., where his last position was Senior Vice President of Operations. Mr. Bartolomei holds several patents for thin film components and processing.

Wayne L. Platt became Executive Vice President of the Company in April 2003, having served as Vice President of the Company since January 2002. He joined Venture Lighting International as President in 1998. From 1996 to 1997, he served as Vice President of Manufacturing and Engineering of Sylvania Lighting International in Geneva, Switzerland. Prior to that, he served for eight years as Plant Manager of the High Intensity Discharge division of Osram Sylvania in New Hampshire.

James L. Schoolenberg joined APL Engineered Materials, Inc. in 1975 and has served as President and Chief Executive Officer of APL since 1994. Prior to joining APL, Mr. Schoolenberg was a faculty member of the Physics Department at Western Michigan University. Mr. Schoolenberg was responsible for the development of numerous new techniques and procedures improving the production efficiency and quality of APL’s metal halide products.

Christopher F. Zerull was appointed a Vice President of the Company in December 2003 and Chief Accounting Officer in April 2003. He joined the Company as Assistant Controller in March 1997 and was appointed Controller in July 1999. For the eleven years prior to joining the Company, he was employed in financial capacities with Agency Rent-A-Car, Inc. and National Auto Credit, Inc. From 1981 to 1985 he was employed as a certified public accountant with a predecessor of Deloitte & Touche LLP, an international accounting firm.

On February 5, 2003, the Company and all of its U.S.-based subsidiaries (excluding Deposition Sciences, Inc.) each voluntarily filed for protection under the provisions of Chapter 11 of the Federal Bankruptcy Code. See “Emergence from Bankruptcy” under “Recent Developments” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Audit Committee Financial Expert. The Board of Directors has determined that no member of the Audit Committee is a “financial expert” for the purposes of applicable Securities and Exchange Commission disclosure requirements. The Board of Directors has determined that each of Messrs. Ball, Petrocelli and Cizik is financially sophisticated and that, as a result, the Company’s Audit Committee can properly perform its functions.

Code of Ethics. The Company has a code of ethics applicable to certain senior officers. The Company’s code of ethics has been filed as Exhibit 14 to this Annual Report on Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership with the Securities and Exchange Commission and the Nasdaq National Market. Specific due dates for these reports have been established, and the Company is required to report any failure to file by those dates during fiscal 2004. All of these fiscal 2004 filing requirements were satisfied by the Company’s Executive Officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities.

Item 11. Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

The following tables set forth certain information with respect to all compensation paid or earned for services rendered to the Company in all capacities for the fiscal years ended June 30, 2004, 2003, and 2002 by the Company’s top five highest paid Executive Officers. The Company has not granted any stock appreciation rights, nor does it have any defined benefit employee pension plan. The Company did not grant any stock options during fiscal 2004 and has no options outstanding.

SUMMARY COMPENSATION TABLE

		Annual Compensation ($)
						Other Annual
Name and Principal Position	Year	Salary		Bonus		Compensation
Wayne R. Hellman	2004	$300,914	(1)	$2,327,000	(2)	—	(3)
Chief Executive Officer and Director	2003	299,231	(1)	—		—	(3)
	2002	250,000	(1)	—		—	(3)
Sabu Krishnan (4)	2004	228,654		187,500	(2)	—	(3)
Chief Operating Officer and Director	2003	177,692		15,000		—	(3)
James L. Schoolenberg (5)	2004	190,000		95,000	(2)	—	(3)
Vice President	2003	190,087		142,500		—	(3)
	2002	179,318		—		—	(3)
Wayne L. Platt (5)	2004	190,731		95,000	(2)	—	(3)
Executive Vice President	2003	190,731		—		—	(3)
	2002	182,358		—		—	(3)
Lee A. Bartolomei (5)	2004	158,261		95,000	(2)	—	(3)
Vice President	2003	168,615		—		—	(3)
	2002	166,154		—		—	(3)

		Long-Term Compensation
		Awards			Payouts
		Restricted	Securities
		Stock	Underlying		LTIP	All Other
Name and Principal Position	Year	Awards ($)	Options ($)		Payouts ($)	Compensation ($)
Wayne R. Hellman	2004	—	—		—	6,000	(7)
Chief Executive Officer and Director	2003	—	—		—	—
	2002	—	800,000	(6)	—	358	(7)
Sabu Krishnan (4)	2004	—	—		—	2,279	(7)
Chief Operating Officer and Director	2003	—	—		—	1,769	(7)
James L. Schoolenberg (5)	2004	—	—		—	5,997	(7)
Vice President	2003	—	—		—	—
	2002	—	50,000	(6)	—	—
Wayne L. Platt (5)	2004	—	—		—	—
Executive Vice President	2003	—	—		—	—
	2002	—	90,000	(6)	—	—
Lee A. Bartolomei (5)	2004	—	—		—	6,058	(7)
Vice President	2003	—	—		—	4,823	(7)
	2002	—	30,000	(6)	—	5,536	(7)

(1)	Mr. Hellman is a party to an Employment Agreement with the Company. The Employment Agreement has an initial term expiring July 1, 2005. Through this Employment Agreement, Mr. Hellman is entitled to receive annual base compensation of $300,000. In addition, Mr. Hellman will be entitled to receive a bonus in each year in an amount between 50% and 150% of his base salary, provided the Company meets certain performance criteria. For fiscal 2004, the minimum bonus threshold was an Adjusted EBITDA of $23,500,000 and achievement of a $27,000,000 Adjusted EBITDA was required for the superior bonus. Based on the Adjusted EBITDA of $24,600,000, that the Company calculated pursuant to the Employment Agreement, Mr. Hellman’s bonus for Fiscal 2004 will be $300,000. In addition, Mr. Hellman is entitled to additional bonuses of $2,027,000, the first of which is effective July 2004, and the second of which is effective July 1, 2005, provided Mr. Hellman’s Employment Agreement has not been terminated at that time. $1,350,000 of each such additional bonus is for application directly to the reduction of Mr. Hellman’s loan from the Company. The Employment Agreement provides for annual increases in the annual base compensation as determined by the Compensation Committee during the term of this Employment Agreement. Pursuant to this Employment Agreement, Mr. Hellman has agreed not to compete with the Company for a period of one year after termination of employment. Prior to the effective date of Mr. Hellman’s current employment agreement, Mr. Hellman was a party to an Employment Agreement with the Company. The former Employment Agreement had an initial term expiring December 31, 1998. In fiscal 1999, Mr. Hellman’s former Employment Agreement was extended through December 31, 2003. Through this Employment Agreement, Mr. Hellman was entitled to receive annual base compensation of $195,000. In addition, Mr. Hellman was entitled to receive bonuses in amounts determined by the Compensation Committee. The former Employment Agreement provided for annual increases in annual base compensation in amounts determined by the Compensation Committee during the term of this Employment Agreement. During fiscal 2003, Mr. Hellman’s annual base compensation was set at $300,000, and no bonus was paid. Also includes compensation deferred pursuant to the Company’s 401(k) deferred compensation plan. Under the current and former Employment Agreements, Mr. Hellman participates in Company sponsored life, health, and disability insurance coverage.

(2)	Bonuses include amounts to be paid in fiscal 2005 with respect to fiscal 2004.

(3)	Perquisites provided to these executive officers consisted primarily of life, dental and medical insurance costs, the total of which did not exceed the lesser of $50,000 or 10% of the person’s salary and bonus.

(4)	Mr. Krishnan was elected to the office of Chief Operating Officer on February 13, 2003. He was appointed a director of the Company on April 22, 2003.

(5)	Each was appointed as an executive officer of the Company on January 22, 2002. Mr. Platt was appointed Executive Vice President of the Company on April 8, 2003.

(6)	Options to purchase shares of old common stock of the Company, which were canceled pursuant to the Final Plan.

(7)	Company contributions to the 401(k) plan.

DEPOSITION SCIENCES, INC. OPTION EXERCISES
IN LAST FISCAL YEAR AND 2004 FISCAL YEAR END
DEPOSITION SCIENCES INC. OPTION VALUES

			Number of Securities
			Underlying Unexercised			Value of Unexercised
	Shares		Options at Fiscal			In-the-Money Options
	Acquired on	Value	Year-End ($)			at Fiscal Year-End ($)
Name	Exercise ($)	Realized ($)	Exercisable/Unexercisable			Exercisable/Unexercisable
Wayne R. Hellman	—	—	—	/	750,000	*
Sabu Krishnan	—	—	—	/	6,000	*
James L. Schoolenberg	—	—	—	/	25,000	*
Wayne L. Platt	—	—	—	/	25,000	*
Lee A. Bartolomei	—	—	1,000,000	/	—	*

* All of Deposition Sciences Inc.’s issued and outstanding stock is held by the Company. There is no meaningful basis on which to establish a market value per share for purposes of determining whether or the extent to which the unexercised options held were in-the-money at fiscal year-end.

COMPENSATION OF DIRECTORS

All directors of the Company receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. Employees of the Company and employees and principals of Saratoga Lighting Holdings, LLC, receive no additional compensation for their service on the Board of the Company. Mr. Robert Cizik, the non-executive Chairman of the Board, receives annual compensation of $180,000 for his services as Chairman. In addition, the Board of Directors authorized the sale of 338.33 shares of Series A Preferred Stock and 31.67 shares of Common Stock at $1,000 per share. 20 shares of Common Stock are subject to forfeiture if Mr. Cizik leaves his position within 5 years. The number of shares subject to forfeiture is reduced by 4 shares each year.

EMPLOYMENT AGREEMENTS

Mr. Hellman is a party to an Employment Agreement with the Company. The Employment Agreement has an initial term expiring July 1, 2005. Through this Employment Agreement, Mr. Hellman is entitled to receive annual base compensation of $300,000. In addition, Mr. Hellman will be entitled to receive a bonus in an amount between 50% and 150% of his base salary, provided the Company meets certain performance criteria. For fiscal 2004, the minimum bonus threshold was an Adjusted EBITDA of $23,500,000 and achievement of a $27,000,000 Adjusted EBITDA was required for the superior bonus. Based on the Adjusted EBITDA of $24,600,000, that the Company calculated pursuant to the Employment Agreement, Mr. Hellman’s bonus for Fiscal 2004 will be $300,000. In addition, Mr. Hellman is entitled to additional bonuses of $2,027,000, the first of which was payable in July 2004, and the second of which is payable on July 1, 2005, provided Mr. Hellman’s Employment Agreement has not been terminated at that time. $1,350,000 of each such additional bonus is for application to the reduction of Mr. Hellman’s loan from the Company. The Employment Agreement provides for annual increases in the annual base compensation as determined by the Compensation Committee during the term of this Employment Agreement. Under this Employment Agreement, Mr. Hellman participates in Company sponsored life, health and disability insurance coverage. Pursuant to this Employment Agreement, Mr. Hellman has agreed not to compete with the Company for a period of one year after termination of employment.

Mr. Schoolenberg is a party to an employment agreement with the Company for an initial term expiring December 10, 2006. Through this Employment Agreement, Mr. Schoolenberg is entitled to receive annual base compensation of $190,000. In addition, Mr. Schoolenberg will be entitled to receive a bonus in an amount between 25% and 75% of his base salary, provided the Company meets certain performance criteria. Based on the Adjusted EBITDA of $24,600,000, that the Company calculated pursuant to the Employment Agreement, Mr. Schoolenberg’s bonus for Fiscal 2004 will be $95,000. The Employment Agreement provides for annual increases in the annual base compensation as determined by the Compensation Committee during the term of this Employment Agreement. Under this Employment Agreement, Mr. Schoolenberg participates in Company sponsored life, health and disability insurance coverage. Pursuant to this Employment Agreement, Mr. Schoolenberg has agreed not to compete with the Company for a period of one year after termination of employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors requires a majority to be non-executive directors. From and after December 10, 2003, this Committee consisted of Messrs. Oberbeck, Ball and Petrocelli. On September 8, 2004, Mr. Cizik replaced Mr. Ball on the Committee. Prior to December 10, 2003, the Committee consisted of three former directors, Messrs. A Gordon Tunstall, Theodore Filson and John Gonzalez.

The Compensation Committee also serves as the 2003 Equity Incentive Plan Committee. This Committee granted restricted stock awards for 99.12 shares of Common Stock to five executive officers of the Company. The Committee also has authority to make all determinations as to future grants of stock and stock options under the Plans.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

CERTAIN HOLDERS OF VOTING SECURITIES

The following table sets forth information regarding the ownership of the Company’s Common Stock as of August 31, 2004, by each of the continuing directors and executive officers of the Company, by each person or group known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Stock, and by all directors and executive officers of the Company as a group.

	Common Shares		Preferred Shares
	Beneficially Owned (2)		Beneficially Owned
		Percent of		Percent of	Percent of
Name and Address (1)	Number	Class	Number	Class	Voting Power
Saratoga Lighting Holdings LLC	1,099.12	97.2%	29,000.00	98.8%	98.8%
Saratoga Partners IV, L.P.	1,099.12	97.2%	29,000.00	98.8%	98.8%
Saratoga Coinvestment IV, LLC	1,099.12	97.2%	29,000.00	98.8%	98.8%
Saratoga Associates IV, LLC	1,099.12	97.2%	29,000.00	98.8%	98.8%
Christian L. Oberbeck	1,099.12	97.2%	29,000.00	98.8%	98.8%
Damon H. Ball	1,099.12	97.2%	29,000.00	98.8%	98.8%
Richard A. Petrocelli	1,099.12	97.2%	29,000.00	98.8%	98.8%
Robert Cizik	31.67	2.8%	338.33	1.2%	1.2%
Wayne R. Hellman	38.55	3.4%	—	*	*
Sabu Krishnan	27.53	2.4%	—	*	*
Wayne J. Vespoli	5.51	0.5%	—	*	*
Lee A. Bartolomei	11.01	1.0%	—	*	*
Wayne L. Platt	—	*	—	*	*
James L. Schoolenberg	16.52	1.5%	—	*	*
Christopher F. Zerull	—	*	—	*	*
All Directors and Executive Officers as a Group (11 persons)	1,130.79	100.0%	29,338.33	100.0%	100.0%

*	Less than one percent

(1)	The business address of each of Messrs. Hellman, Krishnan, Vespoli, Platt and Zerull is 32000 Aurora Road, Solon, Ohio 44139; The business address of Saratoga Lighting Holdings, LLC (“Saratoga”), Saratoga Partners IV, L.P., Saratoga Coinvestment IV LLC, Saratoga Associates IV LLC, Saratoga Management Company LLC, Christian L. Oberbeck, Damon H. Ball, and Richard A. Petrocelli (collectively, the “Saratoga Group”) is 535 Madison Avenue, 4th Floor, New York, NY 10022. The business address for Mr. Cizik is Cizik Interests, 8839 Harness Creek Lane, Houston, TX 77024. The business address for Mr. Bartolomei is Deposition Sciences, Inc., 3300 Coffey Lane, Santa Rosa, CA 95403. The business address for Mr. Schoolenberg is APL Engineered Materials Inc., 2401 N. Willow Road, Urbana, IL 61801.

(2)	Shares beneficially owned by the Saratoga entities and Messrs. Oberbeck, Ball and Petrocelli include 1,000 shares of Common Stock owned by Saratoga and 99.12 shares of Common Stock which are owned by Messrs. Hellman, Krishnan, Vespoli, Bartolomei and Schoolenberg, which are held in a Voting Trust, of which Saratoga is the voting trustee. Each of the shares in the voting trust is also shown as beneficially owned by the respective individuals.

Item 13. Certain Relationships and Related Transactions

CERTAIN TRANSACTIONS WITH DIRECTORS, OFFICERS AND SHAREHOLDERS

Saratoga Lighting Holdings, LLC (“Saratoga”) acquired all of the Common and Preferred shares owned by GE on August 15, 2003. As a result, Saratoga held 1,429,590 shares of Company Common Stock and 761,250 shares of the Company’s then existing Old Preferred Stock. Saratoga received, in exchange for cancellation of its holdings of the Predecessor Company’s Common Stock and Old Preferred Stock, and an $18,000,000 cash investment, new redeemable preferred stock (the “New Series A Preferred”) of the Reorganized Company, with an initial liquidation preference of $29,000,000 and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the new management incentive plan). Under the management incentive plan, shares equal to approximately 9% of the common stock of the Reorganized Company have been issued.

The New Series A Preferred has a liquidation preference of $1,000 per share, plus dividends at the rate of 8% per annum, when and if declared. The cumulative undeclared dividends were $1,293,000 as of June 30, 2004. The initial carrying amount of the New Series A Preferred was set at $29,000,000, the estimated fair value at the date of issuance. The Holder of the New Series A Preferred may, by notice, require the Company to redeem the outstanding New Series A Preferred within 21 days following the occurrence of certain corporate events. The Company may redeem the New Series A Preferred in whole, but not in part, at any time. The redemption price for the New Series A Preferred is equal to the liquidation preference amount for such shares. The New Series A Preferred shares are each entitled to one vote on each matter presented to shareholders of the Company, as well as one vote on each matter required to be voted upon by the New Series A Preferred as a class. As a consequence, the New Series A Preferred represents approximately 96.3% of the voting power of the Company at June 30, 2004. As of June 30, 2004, Saratoga held 98.5% of the voting power of the Company.

The Final Plan also provided management fees to an affiliate of Saratoga. The Company has an advisory and consulting agreement with Saratoga pursuant to which the Company pays a management fee of $150,000 per quarter to Saratoga in lieu of Director’s fees to Messrs. Oberbeck, Ball and Petrocelli. In addition, Saratoga may provide the Company with financial advisory services in connection with significant business transactions, including, but not limited to: (i) identification, negotiation and analysis of acquisitions and dispositions by the Company or its subsidiaries; (ii) negotiations and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of indebtedness; (iii) finance functions, including assistance in financial projections; (iv) human resource functions, including searching and hiring of executives; and (v) such other services as the Board of Directors and Saratoga shall agree. For such services, the Company will pay Saratoga compensation comparable to compensation paid for such services by similarly situated companies. In July 2004 the Company paid Saratoga $1.8 million related to advisory services related to the Company’s restructuring in December 2003.

Pursuant to a loan agreement dated October 8, 1998, as amended, between the Company and Mr. Hellman, its Chairman and Chief Executive Officer (the “Hellman Loan Agreement”), the Company has loaned $12,789,350 to Mr. Hellman. The proceeds of the loans were used to reduce the outstanding principal balance of a margin account loan, which was originally secured by 2,053,070 shares of Company Common Stock owned by Mr. Hellman and Hellman Ltd. (the “Hellman Personal Shares”). The margin loans were fully repaid in the quarter ended March 31, 2002. In connection with the original loan, the Board asked for and received Mr. Hellman’s agreement to extend the term of his employment agreement to December 31, 2003. Mr. Hellman paid accrued interest of $720,000 on the loan through October 6, 1999. No loans were made under the Hellman Loan Agreement in fiscal 2004. At December 9, 2003, the total amount of the loan, including accrued interest, was $15,945,750.

Mr. Hellman is required to apply after-tax cash bonuses received from the Company and the after-tax proceeds of sales of collateral and distributions relating to collateral toward repayment of the loan. Interest on the loan in the future will accrue at the same rate that the Company pays on its revolving credit facility. The loan may be accelerated if Mr. Hellman ceases to be employed by the Company as a result of his voluntary resignation or termination for cause.

As part of the reorganization, the Company, Saratoga and Mr. Hellman agreed, with formal approval of a special committee (of independent directors) of the Company’s Board of Directors and the Bankruptcy Court, that the CEO loan documents would be modified to reduce the amount of the outstanding indebtedness owed by the CEO to an amount (the “Designated Amount”) based on difference between (1) the fair market value of the CEO’s personal assets and (2) the amounts owing to other secured creditors of the CEO that hold mortgages, liens and/or security interests upon or in property of the CEO, on a priority senior to the liens and security interests securing the CEO’s loan from the Company. Additionally, on the effective date of the plan, the proceeds from the CEO’s settlement of litigation of approximately $1,300,000 were paid to the Company for application to the CEO loan (the amount of these proceeds are included within the Designated Amount). Other than reducing the amount of the CEO loan as described above, the loan remains in full force and effect. The outstanding principal and interest on the CEO loan was $4,107,524 at June 30, 2004.

One of the Company’s subsidiaries held a demand note from H&F Five, Inc., a company owned by Messrs. Hellman, and certain other employees and former employees of the Company, in the amount of $200,000 bearing interest at 8.5% per annum. At December 31, 2003, the total amount of the loan, including accrued interest, was $351,000. On December 31, 2003, H&F Five, Inc. was merged with a wholly-owned, indirect subsidiary of the Company and therefore became part of the Company on a consolidated basis. Former shareholders of H&F Five, Inc. received cash payments for their interests. Pursuant to a settlement agreement approved by the Bankruptcy Court, the cash payment due to Mr. Hellman, $124,500, was effectively credited against the outstanding principal amount of the CEO loan.

Diane Hellman, Mr. Hellman’s wife, has served the Company in various marketing positions since 1985, and currently serves as Executive Vice President of Sales and Logistics. In fiscal 2004, Mrs. Hellman’s salary, benefits and perquisites were $192,125. Matthew Mazzola, Mrs. Hellman’s son, serves as Regional Account Manager for the Company’s Venture Lighting International, Inc. subsidiary (“Venture Lighting International”). In fiscal 2004, Mr. Mazzola’s salary, benefits and perquisites were $73,795. Josh Barry, Mr. Hellman’s son-in-law, serves the Company as Technical Leader for Venture Lighting International. In fiscal 2004, Mr. Barry’s salary, benefits and perquisites were $97,986. Lisa Barry, Mr. Hellman’s daughter, serves the Company as a Financial Analyst. In fiscal 2004, Ms. Barry’s salary, benefits and perquisites were $75,383. Michael Tommervik, Mr. Bartolomei’s stepson, serves the Company as Process Engineer for its Deposition Sciences, Inc. subsidiary. In fiscal 2004, Mr. Tommervik’s salary, benefits and perquisites were $65,979. Joseph Bartolomei, Mr. Bartolomei’s son, serves the Company as Product Engineering Manager for its Deposition Sciences, Inc. subsidiary. In fiscal 2004, Mr. Joseph Bartolomei’s salary, benefits and perquisites were $66,665.

The Company does not intend to enter into any material transaction with officers or directors, or their family members, without the approval of a majority of the disinterested directors.

Item 14. Principal Accounting Fees and Services

Aggregate fees for professional services rendered for the Company by Grant Thornton as of or for the fiscal years ended June 30, 2004 and 2003 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	Fiscal Year	Fiscal Year
Category	2004	2003
Audit Fees	$442,000	$541,0000
Audit-Related Fees	169,000	187,000
Tax Fees	115,000	52,000

Audit Fees for the fiscal years ended June 30, 2004 and 2003 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, consents, international filings and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended June 30, 2004 and 2003 were for assurance and related services associated with employee benefit plan audits, assistance with technical accounting matters, and services related to the Company’s Chapter 11 Bankruptcy.

Tax Fees as of the fiscal years ended June 30, 2004 and 2003 were for services related to tax compliance, international tax advisory services and tax planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Effective for fiscal year 2004, the Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2). The following consolidated financial statements of Advanced Lighting Technologies, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets:
Reorganized Company as of June 30, 2004
Predecessor Company as of June 30, 2003
Consolidated Statements of Operations:
Reorganized Company for the Six Months Ended June 30, 2004
Predecessor Company for the Six Months Ended December 31, 2003 and Years Ended June 30, 2003 and 2002
Consolidated Statements of Shareholders’ Equity:
Reorganized Company for the Six Months Ended June 30, 2004
Predecessor Company for the Six Months Ended December 31, 2003 and Years Ended June 30, 2003 and 2002
Consolidated Statements of Cash Flows:
Reorganized Company for the Six Months Ended June 30, 2004
Predecessor Company for the Six Months Ended December 31, 2003 and Years Ended June 30, 2003 and 2002
Notes to Consolidated Financial Statements

Financial Statement Schedules:

(2) The following Financial Statement Schedules are included in Item 15(d):

None. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) List of Exhibits (Exhibits available upon request)

		Previous
		Filing If
Exhibit		Incorporated
Number	Description	by Reference
2.1	Venture Lighting International, Inc., et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003 (Form 8-K, Exhibit 2.1)	(12)

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995	(8)

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997	(8)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999 (Form 10-Q/A, Exhibit 3.2)		(3)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000		(4)

3.5	Certificate of Reorganization filed December 9, 2003 (Form 10-Q, Exhibit 3.5)		(13)

3.6	Certificate of Adoption of Amendment to Article Fourth to Second Amended and Restated Articles of Incorporation filed December 10, 2003 (Form 10-Q, Exhibit 3.6)		(13)

3.7	Certificate of Adoption of Amendment to Article Fourth to Second Amended and Restated Articles of Incorporation filed June 28, 2004

3.8	Code of Regulations		(1)

3.9	Composite Articles of Incorporation

4.1	Reference is made to Exhibit 2.1

10.1	Management Contracts, Compensatory Plans and Arrangements

	10.1.1	Loan Agreement dated as of October 8, 1998 between Advanced Lighting Technologies, Inc. and Wayne R. Hellman (Form 10-Q/A, Exhibit 10.1)	(2)

	10.1.2	Secured Promissory Note of Wayne R. Hellman dated as of October 8, 1998 in the amount of $9,000,000 to Advanced Lighting Technologies, Inc. (Form 10-Q/A, Exhibit 10.2)	(2)

	10.1.3	First Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of November 22, 2000 (Form 10-Q, Exhibit 10.1)	(5)

	10.1.4	Second Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of March 15, 2001 (Form 10-Q, Exhibit 10.1)	(6)

	10.1.5	Third Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of April 25, 2002 (Form 10-K, Exhibit 10.1.7)	(8)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.1.6	Fourth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated January 5, 2004 (Form 10-Q, Exhibit 10.2)	(14)

	10.1.7	Fifth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated February 19, 2004 (Form 10-Q, Exhibit 10.3)	(14)

	10.1.8	Deposition Sciences, Inc. 2001 Equity Incentive Plan (Form 10-Q, Exhibit 10.3)	(6)

	10.1.9	Management Rights Agreement between Saratoga Partners IV, L.P. and Advanced Lighting Technologies, Inc. dated March 22, 2004 (Form 10-Q, Exhibit 10.1)	(14)

	10.1.10	Settlement Agreement by and among Advanced Lighting Technologies, Inc., Wayne R. Hellman and Saratoga Lighting Holdings LLC dated January 5, 2004 (Form 10-Q, Exhibit 10.5)	(14)

	10.1.11	First Amendment to Settlement Agreement by and among Advanced Lighting Technologies, Inc., Wayne R. Hellman and Saratoga Lighting Holdings LLC dated February 19, 2004 (Form 10-Q, Exhibit 10.6)	(14)

	10.1.12	Settlement Agreement by and among Advanced Lighting Technologies, Inc., Venture Lighting International, Inc. Ruud Lighting, Inc., Alan J. Ruud, Susan Ruud, Theodore O. Sokoly, Christopher A. Ruud and Cynthia A. Johnson dated as of September 8, 2003 (Form 10-Q, Exhibit 10.4)	(11)

	10.1.13	Advanced Lighting Technologies, Inc.’s 2003 Equity Incentive Plan adopted and effective December 18, 2003 (Form 10-Q, Exhibit 10.2)	(13)

	10.1.14	Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.3)	(13)

	10.1.15	Employment Agreement between James Schoolenberg and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.4)	(13)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.1.16	Management Services Agreement between Saratoga Management Company, LLC and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.5)	(13)

	10.1.17	Common Stock Purchase Agreement between Robert Cizik and Advanced Lighting Technologies, Inc. dated May 25, 2004

	10.1.18	Common and Preferred Stock Purchase Agreement between Robert Cizik and Advanced Lighting Technologies, Inc. dated May 25, 2004

	10.1.19	Voting Trust Agreement by and between Saratoga Lighting Holdings LLC and certain shareholders of Advanced Lighting Technologies, Inc. dated May 13, 2004

	10.1.20	Reorganization Plan, Lock-Up and Voting Agreement dated as of October 31, 2003 (Form 10-Q, Exhibit 10.5)	(11)

10.2	Credit Facility Agreements

	10.2.1	Post-Petition Credit Agreement among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as Agent and Certain Financial Institutions Dated as of February 6, 2003 (Form 10-Q Exhibit 10.1)	(9)

	10.2.2	Loan and Security Agreement, dated June 30, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-K, Exhibit 10.2.29)	(10)

	10.2.3	Consent and First Amendment to Loan and Security Agreement, dated July 25, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.1)	(11)

	10.2.4	Second Amendment to Loan and Security Agreement, dated August 21, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.2)	(11)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.2.5	Third Amendment to Loan and Security Agreement, dated September 30, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.3)	(11)

	10.2.6	Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.1)	(13)

	10.2.7	Amendment and Consent to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated December 30, 2003 (Form 10-Q, Exhibit 10.4)	(14)

	10.2.8	Consent to Restructure and Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated May 31, 2004

10.3	Lease Agreement by and between Macken Associates and Deposition Sciences, Inc. dated March 2, 2001		(7)

10.4	Agreement dated April 16, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001		(7)

10.5	Second Amendment to Lease dated June 20, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001		(7)

10.6	Option Agreement to Purchase Real Property dated March 2, 2001 by and between Macken Associates and Deposition Sciences, Inc. with respect to the premises leased by the second party from the first party pursuant to the Lease Agreement by and between them dated March 2, 2001		(7)

10.7	Agreement dated May 29, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Option Agreement to Purchase Real Property by and between the same parties dated March 2, 2001		(7)

Previous
Filing If
Exhibit		Incorporated
Number	Description	by Reference
10.8	Third Amendment to Lease dated March 4, 2004 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001

10.9	Second Amendment to Option Agreement to Purchase Real Property dated March 4, 2004 by and between Macken Associates and Deposition Sciences, Inc. amending the Option Agreement to Purchase Real Property by and between the same parties dated March 2, 2001

10.10	Agreement between Advanced Lighting Technologies, Inc. and its Subsidiaries and Brown, Gibbons, Lang & Company dated as of February 5, 2003 (Form 10-Q Exhibit 10.2)	(9)

12	Statement regarding Computation of Ratios

14	Advanced Lighting Technologies, Inc. Code of Conduct

21	Subsidiaries of the Registrant as of June 30, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to referenced Exhibit in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(2)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended December 31, 1998 filed March 15, 1999. (SEC Accession No.: 0000950152-99-001926/ SEC File No.: 000-27202/SEC Film No.: 99565325)

(3)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(4)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(5)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2000 filed February 14, 2001.

(6)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2001 filed May 15, 2001.

(7)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2001 filed September 28, 2001.

(8)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2002 filed October 15, 2002

(9)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 filed June 4, 2003.

(10)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2003 filed October 14, 2003.

(11)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2003 filed November 12, 2003.

(12)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated December 8, 2003 filed December 23, 2003.

(13)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2003 filed March 18, 2004.

(14)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 filed May 13, 2004.

(b)	Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2004.

(c)	Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this Report. See Exhibit Index.

(d)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.
Date: September 9, 2004	By:	/s/ Wayne R. Hellman
Wayne R. Hellman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Wayne R. Hellman Wayne R. Hellman	Chief Executive Officer and Director	September 9, 2004
/s/ Sabu Krishnan Sabu Krishnan	Chief Operating Officer and Director	September 9, 2004
/s/ Wayne Vespoli Wayne Vespoli	Executive Vice President and Treasurer	September 9, 2004
/s/ Christopher F. Zerull Christopher F. Zerull	Vice President and Chief Accounting Officer	September 9, 2004
/s/ Robert Cizik Robert Cizik	Non-Executive Chairman and Director	September 9, 2004
/s/ Christian Oberbeck Christian Oberbeck	Director	September 9, 2004
/s/ Damon Ball Damon Ball	Director	September 9, 2004
/s/ Richard Petrocelli Richard Petrocelli	Director	September 9, 2004

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBITS TO

FORM 10-K

FOR THE ANNUAL PERIOD ENDED JUNE 30, 2004

ADVANCED LIGHTING TECHNOLOGIES, INC.

EXHIBIT INDEX

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
2.1	Venture Lighting International, Inc., et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003 (Form 8-K, Exhibit 2.1)		(12)

3.1	Second Amended and Restated Articles of Incorporation filed September 26, 1995		(8)

3.2	Certificate of Adoption of Amended Articles of Incorporation filed February 12, 1997		(8)

3.3	Certificate of Adoption of Third Amendment to Second Amended and Restated Articles of Incorporation filed October 6, 1999 (Form 10-Q/A, Exhibit 3.2)		(3)

3.4	Certificate of Adoption of Fourth Amendment to Second Amended and Restated Articles of Incorporation filed March 16, 2000		(4)

3.5	Certificate of Reorganization filed December 9, 2003 (Form 10-Q, Exhibit 3.5)		(13)

3.6	Certificate of Adoption of Amendment to Article Fourth to Second Amended and Restated Articles of Incorporation filed December 10, 2003 (Form 10-Q, Exhibit 3.6)		(13)

3.7	Certificate of Adoption of Amendment to Article Fourth to Second Amended and Restated Articles of Incorporation filed June 28, 2004

3.8	Code of Regulations		(1)

3.9	Composite Articles of Incorporation

4.1	Reference is made to Exhibit 2.1

10.1	Management Contracts, Compensatory Plans and Arrangements

	10.1.1	Loan Agreement dated as of October 8, 1998 between Advanced Lighting Technologies, Inc. and Wayne R. Hellman (Form 10-Q/A, Exhibit 10.1)	(2)

	10.1.2	Secured Promissory Note of Wayne R. Hellman dated as of October 8, 1998 in the amount of $9,000,000 to Advanced Lighting Technologies, Inc. (Form 10-Q/A, Exhibit 10.2)	(2)

	10.1.3	First Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of November 22, 2000 (Form 10-Q, Exhibit 10.1)	(5)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.1.4	Second Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of March 15, 2001 (Form 10-Q, Exhibit 10.1)	(6)

	10.1.5	Third Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of April 25, 2002 (Form 10-K, Exhibit 10.1.7)	(8)

	10.1.6	Fourth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated January 5, 2004 (Form 10-Q, Exhibit 10.2)	(14)

	10.1.7	Fifth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated February 19, 2004 (Form 10-Q, Exhibit 10.3)	(14)

	10.1.8	Deposition Sciences, Inc. 2001 Equity Incentive Plan (Form 10-Q, Exhibit 10.3)	(6)

	10.1.9	Management Rights Agreement between Saratoga Partners IV, L.P. and Advanced Lighting Technologies, Inc. dated March 22, 2004 (Form 10-Q, Exhibit 10.1)	(14)

	10.1.10	Settlement Agreement by and among Advanced Lighting Technologies, Inc., Wayne R. Hellman and Saratoga Lighting Holdings LLC dated January 5, 2004 (Form 10-Q, Exhibit 10.5)	(14)

	10.1.11	First Amendment to Settlement Agreement by and among Advanced Lighting Technologies, Inc., Wayne R. Hellman and Saratoga Lighting Holdings LLC dated February 19, 2004 (Form 10-Q, Exhibit 10.6)	(14)

	10.1.12	Settlement Agreement by and among Advanced Lighting Technologies, Inc., Venture Lighting International, Inc. Ruud Lighting, Inc., Alan J. Ruud, Susan Ruud, Theodore O. Sokoly, Christopher A. Ruud and Cynthia A. Johnson dated as of September 8, 2003 (Form 10-Q, Exhibit 10.4)	(11)

	10.1.13	Advanced Lighting Technologies, Inc.’s 2003 Equity Incentive Plan adopted and effective December 18, 2003 (Form 10-Q, Exhibit 10.2)	(13)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.1.14	Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.3)	(13)

	10.1.15	Employment Agreement between James Schoolenberg and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.4)	(13)

	10.1.16	Management Services Agreement between Saratoga Management Company, LLC and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.5)	(13)

	10.1.17	Common Stock Purchase Agreement between Robert Cizik and Advanced Lighting Technologies, Inc. dated May 25, 2004

	10.1.18	Common and Preferred Stock Purchase Agreement between Robert Cizik and Advanced Lighting Technologies, Inc. dated May 25, 2004

	10.1.19	Voting Trust Agreement by and between Saratoga Lighting Holdings LLC and certain shareholders of Advanced Lighting Technologies, Inc. dated May 13, 2004

	10.1.20	Reorganization Plan, Lock-Up and Voting Agreement dated as of October 31, 2003 (Form 10-Q, Exhibit 10.5)	(11)

10.2	Credit Facility Agreements

	10.2.1	Post-Petition Credit Agreement among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as Agent and Certain Financial Institutions Dated as of February 6, 2003 (Form 10-Q Exhibit 10.1)	(9)

	10.2.2	Loan and Security Agreement, dated June 30, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-K, Exhibit 10.2.29)	(10)

	10.2.3	Consent and First Amendment to Loan and Security Agreement, dated July 25, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.1)	(11)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.2.4	Second Amendment to Loan and Security Agreement, dated August 21, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.2)	(11)

	10.2.5	Third Amendment to Loan and Security Agreement, dated September 30, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.3)	(11)

	10.2.6	Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.1)	(13)

	10.2.7	Amendment and Consent to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated December 30, 2003 (Form 10-Q, Exhibit 10.4)	(14)

	10.2.8	Consent to Restructure and Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated May 31, 2004

10.3	Lease Agreement by and between Macken Associates and Deposition Sciences, Inc. dated March 2, 2001		(7)

10.4	Agreement dated April 16, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001		(7)

10.5	Second Amendment to Lease dated June 20, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001		(7)

10.6	Option Agreement to Purchase Real Property dated March 2, 2001 by and between Macken Associates and Deposition Sciences, Inc. with respect to the premises leased by the second party from the first party pursuant to the Lease Agreement by and between them dated March 2, 2001		(7)

Previous
Filing If
Exhibit		Incorporated
Number	Description	by Reference
10.7	Agreement dated May 29, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Option Agreement to Purchase Real Property by and between the same parties dated March 2, 2001	(7)

10.8	Third Amendment to Lease dated March 4, 2004 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001

10.9	Second Amendment to Option Agreement to Purchase Real Property dated March 4, 2004 by and between Macken Associates and Deposition Sciences, Inc. amending the Option Agreement to Purchase Real Property by and between the same parties dated March 2, 2001

10.10	Agreement between Advanced Lighting Technologies, Inc. and its Subsidiaries and Brown, Gibbons, Lang & Company dated as of February 5, 2003 (Form 10-Q Exhibit 10.2)	(9)

12	Statement regarding Computation of Ratios

14	Advanced Lighting Technologies, Inc. Code of Conduct

21	Subsidiaries of the Registrant as of June 30, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to referenced Exhibit in Company’s Registration Statement on Form S-1, Registration No. 33-97902, effective December 11, 1995.

(2)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended December 31, 1998 filed March 15, 1999. (SEC Accession No.: 0000950152-99-001926/SEC File No.:000-27202/SEC Film No.:99565325)

(3)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 1999 filed January 14, 2000.

(4)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2000 filed September 27, 2000.

(5)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2000 filed February 14, 2001.

(6)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2001 filed May 15, 2001.

(7)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2001 filed September 28, 2001.

(8)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2002 filed October 15, 2002

(9)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 filed June 4, 2003.

(10)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2003 filed October 14, 2003.

(11)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2003 filed November 12, 2003.

(12)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated December 8, 2003 filed December 23, 2003.

(13)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2003 filed March 18, 2004.

(14)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 filed May 13, 2004.