Form 10-Q
period 2004-09-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2004-11-12
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

or

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
Yes [  ] No [X]

There were 1,131 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of October 31, 2004.

INDEX

Advanced Lighting Technologies, Inc.

Page No.
Part I Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets – Reorganized Company as of September 30 and June 30, 2004	2
Condensed Consolidated Statements of Operations – Reorganized Company for the Three Months Ended September 30, 2004	4
Predecessor Company for the Three Months Ended September 30, 2003	4
Condensed Consolidated Statement of Shareholders’ Equity – Reorganized Company for the Three Months Ended September 30, 2004	5
Condensed Consolidated Statements of Cash Flows – Reorganized Company for the Three Months Ended September 30, 2004	6
Predecessor Company for the Three Months Ended September 30, 2003	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	20
Part II Other Information
Item 5. Other Events	21
Item 6. Exhibits and Reports on Form 8-K	21
Signatures	23
Exhibit 3.1 Third Amended and Restated Articles of Incorporation
Exhibit 3.2 Amended and Restated Code of Regulations
Exhibit 10.1 Amended Agreement as of Sept. 15, 2004
Exhibit 10.2 Amended Agreement as of Oct. 15, 2004
Exhibit 10.3 Amendment to Employment Agreement
Exhibit 12 Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1 302 Certification of Chief Executive Officer
Exhibit 31.2 302 Certification of Chief Accounting Officer
Exhibit 32.1 906 Certification of Chief Executive Officer
Exhibit 32.2 906 Certification of Chief Accounting Officer

Advanced Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets of Reorganized Company
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	September 30,	June 30,
	2004	2004
Assets
Current assets:
Cash and cash equivalents	$4,032	$4,701
Trade receivables, less allowances of $860 and $706	28,875	29,787
Inventories:
Finished goods	16,940	16,105
Raw materials and work-in-process	10,025	9,073

	26,965	25,178
Prepaid expenses	1,806	1,552

Total current assets	61,678	61,218
Property, plant and equipment:
Land and buildings	18,370	18,165
Machinery and equipment	29,910	29,100
Furniture and fixtures	2,058	1,880

	50,338	49,145
Less accumulated depreciation	3,245	2,118

	47,093	47,027
Receivables from related parties	4,259	4,282
Investments in affiliates	2,396	2,360
Other assets	3,865	3,849
Intangible assets, net	24,646	24,810
Goodwill	51,011	51,011

	$194,948	$194,557

See Notes to Condensed Consolidated Financial Statements, including
Basis of Presentation describing the Reorganized Company.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets of Reorganized Company
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	September 30,	June 30,
	2004	2004
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$9,988	$4,634
Accounts payable	9,968	10,755
Payables to related parties	840	2,973
Employee-related liabilities	5,516	6,197
Accrued income and other taxes	1,182	1,414
Other accrued expenses	7,185	9,216

Total current liabilities	34,679	35,189
Long-term debt	125,971	126,679
Deferred tax liabilities	766	700

Total liabilities	161,416	162,568
Minority interest	1,628	1,477
Preferred stock, $.001 par value, 239 shares authorized; 29 shares issued and outstanding	29,338	29,338
Common shareholders’ equity
Common stock, $.001 par value, 80,000 shares authorized; 1 share issued and outstanding	1	1
Paid-in-capital	1,130	1,130
Accumulated other comprehensive income (loss)	119	(216)
Retained earnings	1,316	259

Total common shareholders’ equity	2,566	1,174

	$194,948	$194,557

See Notes to Condensed Consolidated Financial Statements, including
Basis of Presentation describing the Reorganized Company.

Advanced Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands)

	Reorganized	Predecessor
	Company	Company
	Quarter	Quarter
	Ended	Ended
	September 30,	September 30,
	2004	2003
Net sales	$38,578	$32,832
Costs and expenses:
Cost of sales	22,604	20,179
Marketing and selling	5,895	5,301
Research and development	1,542	1,386
General and administrative	3,871	3,089
Amortization of intangible assets	241	88

Income from operations	4,425	2,789
Other income (expense):
Interest expense	(3,423)	(3,420)
Interest income	93	83
Income from investments	486	16
Reorganization expenses	—	(5,623)

Income (loss) before income taxes and minority interest	1,581	(6,155)
Income tax expense	373	88

Income (loss) before minority interest	1,208	(6,243)
Minority interest in income of consolidated subsidiary	(151)	(129)

Net income (loss)	$1,057	$(6,372)

See Notes to Condensed Consolidated Financial Statements, including Basis of
Presentation describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Three Months Ended September 30, 2004
(in thousands)

					Accumulated
		Common Stock			Other		Common
	Preferred			Paid-In	Comprehensive	Retained	Shareholders’
	Stock	Shares	Par Value	Capital	Income (Loss)	Earnings	Equity	Total
Balance at June 30, 2004	$29,338	1	$1	$1,130	$(216)	$259	$1,174	$30,512
Net income - reorganized company	—	—	—	—	—	1,057	1,057	1,057
Foreign currency translation adjustment	—	—	—	—	335	—	335	335

Balance at September 30, 2004	$29,338	1	$1	$1,130	$119	$1,316	$2,566	$31,904

See Notes to Condensed Consolidated Financial Statements, including
Basis of Presentation describing the Reorganized Company.

Advanced Lighting Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Reorganized	Predecessor
	Company	Company
	Quarter	Quarter
	Ended	Ended
	September 30,	September 30,
	2004	2003
Operating activities
Net income (loss)	$1,057	$(6,372)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,120	1,687
Amortization	241	88
Provision for doubtful accounts	119	70
Loss (income) from investments	(486)	(16)
Reorganization expenses in excess of (less than) cash payments of reorganization expenses	(1,842)	1,723
Old Senior Note interest accrued but not paid	—	2,000
Changes in current assets and liabilities and other	(4,826)	1,620

Net cash provided by (used in) operating activities	(4,617)	800
Investing activities
Capital expenditures	(1,148)	(988)
Proceeds from sale of investment	450	—

Net cash used in investing activities	(698)	(988)
Financing activities
Net borrowings under revolving credit loan	5,352	—
Net borrowings under debtor in possession facility	—	1,057
Payments of long-term debt and capital leases	(706)	(1,035)

Net cash provided by financing activities	4,646	22

Increase (decrease) in cash and cash equivalents	(669)	(166)
Cash and cash equivalents, beginning of period	4,701	4,167

Cash and cash equivalents, end of period	$4,032	$4,001

Supplemental cash flow information
Interest paid	$6,544	$518
Income taxes paid (refunds received), net	(39)	66
Capitalized interest	6	18

See Notes to Condensed Consolidated Financial Statements, including Basis of
Presentation describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(Dollars in thousands)

A. Organization

Advanced Lighting Technologies, Inc. (the “Company” or “ADLT”) is an innovation-driven designer, manufacturer and marketer focused on metal halide lighting products, including materials, system components, systems and equipment.

B. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, including adjustments of a normal and recurring nature as well as adjustments related to the Company’s emergence from bankruptcy. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

On December 10, 2003, Advanced Lighting Technologies, Inc. and six of its United States subsidiaries, (collectively, the “Debtors”), completed their previously announced financial restructuring when their Fourth Amended Chapter 11 Plan of Reorganization (the “Final Plan”) under the U.S. Bankruptcy Code (the “Bankruptcy Code”) became effective and was substantially consummated. ADLT’s non-U.S. operating subsidiaries and Deposition Sciences, Inc., a U.S. subsidiary, were not a part of the proceedings under the Bankruptcy Code. The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of fresh start accounting in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Also, as encouraged under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Company has reflected an additional adjustment to establish a new basis for its assets and liabilities based on the amount paid by Saratoga Lighting Holdings, LLC (“Saratoga”) for its ownership. For financial reporting purposes, the Company used an effective date of December 31, 2003. References in these financial statements to “Predecessor Company” refer to the Company prior to December 31, 2003. References to “Reorganized Company” refer to the Company on and after December 31, 2003, after giving effect to the issuance of new securities in exchange for the previously outstanding securities in accordance with the Final Plan, the additional investment in the Company by Saratoga, and the implementation of fresh start and push down accounting.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(Dollars in thousands)

B. Basis of Presentation (continued)

Reporting Periods

The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. As a result, the first quarter of fiscal 2005 consisted of 14 weeks as compared to the first quarter of fiscal 2004 that consisted of 13 weeks.

Income Taxes

Actual income tax expense for the three month interim periods differ from the amounts computed by applying the U.S. Federal income tax rate of 35% to the income (loss) before income taxes because under FAS No. 109, Accounting for Income Taxes, the tax benefit related to the U.S. loss for these interim periods was required to be reserved in a valuation allowance due to the uncertainty regarding the ultimate realization of the tax benefit of such losses. The income tax expense recognized for the interim periods relates to income taxes on certain foreign subsidiaries’ income.

Earnings Per Share

Due to the Company’s emergence from bankruptcy and the implementation of Fresh Start Reporting, the presentation of earnings per share is not meaningful for the periods presented in the accompanying condensed consolidated financial statements.

C. Comprehensive Income (Loss)

For the quarters ended September 30, 2004 and 2003, the Company’s comprehensive income (loss) was $1,392 and $(6,146), respectively. These amounts include the period’s net income (loss) and the Company’s other component of comprehensive income, foreign currency translation adjustments.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(Dollars in thousands)

D. Financing Facilities

Effective December 10, 2003, the Company’s Debtor-in-Possesion Facility was amended and restated to provide financing for the company following emergence from bankruptcy (the amended facility is referred to as the “Bank Credit Facility”). The Bank Credit Facility is a $30,000 facility that consists of a term loan that requires monthly principal payments of $183 ($9,350 outstanding at September 30, 2004) with a revolving credit loan, subject to availability, making up the remainder of the facility. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. The amount outstanding under the revolving credit loan was $5,352 at September 30, 2004. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (5.50% at September 30, 2004). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (6.25% at September 30, 2004). The final maturity of the Bank Credit Facility is December 10, 2008. The revolving credit loan amount at September 30, 2004 has been classified as a current liability in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include Both a Subjective Acceleration Clause and a Lock-box Arrangement.

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

On December 10, 2003, in connection with the Company’s emergence from bankruptcy proceedings, the Company’s Old 8% Senior Notes were cancelled and, in exchange for such Old Senior Notes, the Company issued $114,400 of 11% Senior Notes due March 2009 (“New Notes”). The aggregate principal amount of the New Notes is equal to the aggregate principal amount of the Company’s Old Senior Notes, plus interest which would have accrued and been unpaid through December 31, 2003. The New Notes are redeemable at the Company’s option, in whole or in part, at any time at a redemption price equal to the principal amount of the New Notes plus accrued interest. Interest on the New Notes is payable semi-annually on March 31 and September 30.

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
September 30, 2004
(Dollars in thousands)

E. Saratoga Investment

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

The New Series A Preferred has a liquidation preference of $1 per share, plus dividends at the rate of 8% per annum, when and if declared. The cumulative undeclared dividends were $1,898 as of September 30, 2004. The initial carrying amount of the New Series A Preferred was set at $29,000, the estimated fair value at the date of issuance. The Holder of the New Series A Preferred may, by notice, require the Company to redeem the outstanding New Series A Preferred within 21 days following the occurrence of certain corporate events. The Company may redeem the New Series A Preferred in whole, but not in part, at any time. The redemption price for the New Series A Preferred is equal to the liquidation preference amount for such shares. The New Series A Preferred shares are each entitled to one vote on each matter presented to shareholders of the Company, as well as one vote on each matter required to be voted upon by the New Series A Preferred as a class. As a consequence, the New Series A Preferred represents approximately 96.3% of the voting power of the Company at September 30, 2004. As of September 30, 2004, Saratoga held 98.5% of the voting power of the Company.

F. Subsequent Event / Related Party Transaction

The Company has a loan and interest receivable of $4,145 from the Chief Executive Officer. As part of the reorganization, the officer loan documents were modified to reduce the amount of the outstanding indebtedness owed by the officer to $4,024 (the “Designated Amount”) that represented the difference between (1) the fair market value of the CEO’s personal assets and (2) the amounts owing to other secured creditors of the CEO that hold mortgages, liens and/or security interests upon or in property of the CEO, on a priority senior to the liens and security interests securing the CEO’s loan from the Company, to the extent of the fair market value of such property.

On November 12, 2004, the Company modified the terms of its employment agreement with the CEO. The modification reduced the portion of retention bonuses to be applied to the CEO’s outstanding loan to an amount equal to the after-tax proceeds to the CEO. The loan agreement also requires that an amount equal to the after-tax proceeds of each bonus be applied to the loan. The effect of this amendment is that the payment of each retention bonus is expected to result in a $1,144 reduction of the CEO’s loan. The terms of the original employment agreement provided that each retention bonus payment would reduce the loan by $1,350.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

This report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. On February 5, 2003, the Company and six of its United States subsidiaries (the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Effective December 10, 2003, the Debtors emerged from bankruptcy protection pursuant to the Bankruptcy Court’s confirmation of the Debtors’ Fourth Amended Chapter 11 Plan of Reorganization (the “Plan”). The operation of the Company and its subsidiaries following emergence from bankruptcy court protection involves risks and uncertainties, including the strength of the recovery of the U.S. economy, trends affecting the Company’s financial condition or results of operations, continued growth of the metal halide lighting market, the Company’s operating strategy and growth strategy, potential acquisitions or joint ventures by the Company, litigation affecting the Company, the timely development and market acceptance of new products, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed in the Company’s Form 10-K for the fiscal year ended June 30, 2004. For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

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

Results of Operations

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and adoption of fresh start accounting in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. For financial reporting purposes, the Company used an effective date of December 31, 2003. References to “Predecessor Company” refer to the Company prior to December 31, 2003. References to “Reorganized Company” refer to the Company on and after December 31, 2003. A black line has been drawn between the results of operations noted below to distinguish between the Reorganized Company and the Predecessor Company. The results of operations for the Reorganized Company and Predecessor Company are not considered comparable in all respects.

The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. The first quarter of fiscal 2005 consisted of 14 weeks as compared to the first quarter of fiscal 2004 that consisted of 13 weeks. As a result, an increase of approximately 8% in sales and costs and expenses resulted from the additional week in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.

The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the indicated periods:

	Reorganized Company		Predecessor Company
	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003
Net sales	$38,578	100.0%	$32,832	100.0%
Costs and expenses:
Cost of sales	22,604	58.6	20,179	61.5
Marketing and selling	5,895	15.3	5,301	16.1
Research and development	1,542	4.0	1,386	4.2
General and administrative	3,871	10.0	3,089	9.4
Amortization of intangible assets	241	0.6	88	0.3

Income from operations	4,425	11.5	2,789	8.5
Other income (expense):
Interest expense	(3,423)	(8.9)	(3,420)	(10.4)
Interest income	93	0.2	83	0.3
Income from investments	486	1.3	16	—
Reorganization expenses	—	—	(5,623)	(17.1)

Income (loss) before income taxes and minority interest	1,581	4.1	(6,155)	(18.7)
Income tax expense	373	1.0	88	0.3

Income (loss) before minority interest	1,208	3.1	(6,243)	(19.0)
Minority interest in income of consolidated subsidiary	(151)	(0.4)	(129)	(0.4)

Net income (loss)	$1,057	2.7%	$(6,372)	(19.4%)

Factors that have affected the results of operations for the first quarter of fiscal 2005 as compared to the first quarter fiscal 2004 are discussed below.

Quarter Ended September 30, 2004 Compared with Quarter Ended September 30, 2003

Net Sales. Net sales increased 17.5% to $38,578 in the first quarter of fiscal 2005 from $32,832 in the first quarter of fiscal 2004. Approximately half of this increase was due to the Company’s subsidiaries having an additional week in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. First quarter metal halide sales increased 21% to $30,567 compared with $25,162 in the same period last year. This increase in metal halide product sales is partly due to the additional week in the quarter, but was primarily the result of an increase in lamp and material sales. Sales of APL materials increased 14% over the same quarter a year ago, the majority of which was due to the additional week. Geographically, these materials sales increased 4% in the U.S. and 19% outside the U.S. Non-metal halide lighting product sales decreased 18% over the year ago period due primarily to a decrease in power supply sales.

Total lighting product sales inside the U.S. increased 17% in the first quarter of fiscal 2005 as compared to the same period a year ago due to the additional week and to an increase in lamp and material sales. Total lighting product sales outside the U.S. increased 14% as compared to the year ago period due to the additional week and to increases in lamp and material sales.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales increased 12.0% to $22,604 in the first quarter of fiscal 2005 from $20,179 in the first quarter of fiscal 2004, due in part to the additional week during the fiscal 2005 quarter. As a percentage of net sales, cost of sales decreased to 58.6% in the first quarter of fiscal 2005 from 61.5% in the first quarter of fiscal 2004. The reduction in cost of sales as a percentage of sales is due to the transfer of lamp and power supply production to India, improvements in cost management, an improvement in the product mix (more lamp and material sales and less power supply sales), and a reduction in depreciation expense of $567 related primarily to the effects of the application of fresh-start accounting principles.

Marketing and Selling Expenses. Marketing and selling expenses increased 11.2% to $5,895 in the first quarter of fiscal 2005 from $5,301 in the first quarter of fiscal 2004, due in part to the additional week during the fiscal 2005 quarter. As a percentage of net sales, marketing and selling expenses decreased to 15.3% in the first quarter of fiscal 2005 from 16.1% in the first quarter of fiscal 2004. The increase in sales exceeded the increase in marketing and selling expenses and resulted in a lower percentage of marketing and sales expenses to net sales.

Research and Development Expenses. Research and development expenses increased 11.3% in the first quarter of fiscal 2005 to $1,542 from $1,386 in the first quarter of fiscal 2004, due in part to the additional week during the fiscal 2005 quarter. Research and development expenses incurred related to: (i) expansion of the product line and continued improvement in lamp technology including the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and, (iv) improving the coating process of optical thin-films to broaden the applications, developing new thin-film materials, and using coatings to develop improvements to lighting and telecommunications technologies. As a percentage of net sales, research and development expenses decreased to 4.0% in the first quarter of fiscal 2005 from 4.2% in the first quarter of fiscal 2004. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses increased 25.3% to $3,871 in the first quarter of fiscal 2005 from $3,089 in the first quarter of fiscal 2004. The increase in general and administrative expenses was primarily due to the accrual of $967 of bonuses, including $507 for the CEO retention bonus. The after-tax amount of this bonus accrual, approximately $286, is scheduled to be applied against the Company’s receivable from the CEO in July 2005.

Amortization of Intangible Assets. Amortization expense increased to $241 in the first quarter of fiscal 2005 from $88 in the first quarter of fiscal 2004. The increase was due to the amortization of identifiable intangibles established in accordance with the provisions of fresh-start accounting.

Income from Operations. As a result of the items noted above, the Company realized income from operations in the first quarter of fiscal 2005 of $4,425 as compared to income from operations of $2,789 in the year ago period.

Interest Expense. Interest expense increased to $3,423 in the first quarter of fiscal 2005 from $3,420 in the first quarter of fiscal 2004. The increase in interest expense is primarily due to the increase in the interest rate on the Company’s New Senior Notes to 11% from 8% for the Old Senior Notes, offset by a reduction in amortization of deferred loan costs of $651 related to the Company’s Debtor-in-Possession Facility and Old Senior Notes.

Income from Investments. The income from investments in the first quarter of fiscal 2005 of $166 represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications and the gain on the sale of an investment of $320. The income from investments in the first quarter of fiscal 2004 of $16 represents the equity income from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The Final Plan provided that the holders of the Predecessor Company’s Common Stock (other than Saratoga Lighting and the Predecessor Company’s CEO) receive the benefit of certain equity investments held by the Predecessor in Fiberstars. As a result, no further equity income or loss related to this investment has been recorded subsequent to December 31, 2003.

Reorganization Expenses. Reorganization expenses, totaling $5,623 in the first quarter of fiscal 2004, reflected the cost of consultants, investment bankers and attorneys related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy.

Income (Loss) before Income Taxes and Minority Interest. The Company had income before income taxes and minority interest of $1,581 in the first quarter of fiscal 2005 as compared to a loss before income taxes and minority interest of $(6,155) in the first quarter of fiscal 2004.

Income Tax Expense. Income tax expense was $373 for the first quarter of fiscal 2005 as compared to $88 in the first quarter of fiscal 2004. The income tax expense in both quarters related to certain of the Company’s foreign operations.

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

The Bank Credit Facility is a $30,000 facility that consists of a term loan that requires monthly principal payments of $183 ($9,350 outstanding at September 30, 2004) with a revolving credit loan, subject to availability, making up the remainder of the facility. The amount outstanding under the revolving credit loan was $5,352 at September 30, 2004. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (5.50% at September 30, 2004). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (6.25% at September 30, 2004). The final maturity of the revolving credit facility and the term loan is December 10, 2008.

The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Minimum Adjusted EBITDA and Capital Expenditures. At September 30, 2004, the Company was in compliance with the terms of the Bank Credit Facility. The principal security for the Bank Credit Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom as well as the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.

Cash decreased $669 during the three months ended September 30, 2004. Cash used in operating activities totaled $4,617, cash used in investing activities totaled $698, and cash provided by financing activities totaled $4,646.

Net Cash Used in Operating Activities. Net cash used in operating activities totaled $4,617 for the three months ended September 30, 2004. This included payments of reorganization expenses totaling $1,842 related to the Company’s emergence from Chapter 11 Bankruptcy.

Net Cash Used in Investing Activities. In the three months ended September 30, 2004, net cash used in investing activities totaled $698, including $1,148 related to capital expenditures for plant and equipment, primarily machinery and equipment. The Company’s capital expenditure program is expected to approximate between $5,000 and $6,000 in fiscal 2005. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.

Net Cash Provided by Financing Activities. In the three months ended September 30, 2004, net cash provided by financing activities was $4,646 resulting from an increase in borrowings on the Company’s revolving credit loan of $5,352, net of $706 of scheduled payments of long-term debt.

The interest-bearing obligations of the Company totaled $135,959 as of September 30, 2004, and consisted of: $14,702 outstanding under the Bank Credit Facility; $114,400 of 11% Senior Notes; mortgages of $4,429; a promissory note of $1,970; and obligations of foreign subsidiaries and other debt of $458.

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

We have identified the following policies as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note C of the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the Period Ended June 30, 2004.

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

Valuation of Accounts and Notes Receivable and Loan Receivable from Officer

Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $28,875, net of an allowance of $860, as of September 30, 2004.

The Company has notes receivable plus accrued interest from the Ruud Lighting, Inc. shareholders in the aggregate amount of $3,243. These notes are due December 1, 2006, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Debtors will be credited toward prepayment of the principal and interest on the notes. The Company believes the total receivable amount will be realized in accordance with the terms of the notes.

The Company also has a loan and interest receivable of $4,145 from the Chief Executive Officer. Management periodically evaluates the adequacy of the underlying assets to repay this loan. As part of the reorganization, the officer loan documents were modified to reduce the amount of the outstanding indebtedness owed by the officer to an amount (the “Designated Amount”) equal to the difference between (1) the fair market value of the CEO’s personal assets and (2) the amounts owing to other secured creditors of the CEO that hold mortgages, liens and/or security interests upon or in property of the CEO, on a priority senior to the liens and security interests securing the CEO’s loan from the Company, to the extent of the fair market value of such property. The Designated Amount was set at $4,024. The Company believes the loan receivable amount will be realized in accordance with the terms of loan documents.

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

Foreign Currency

Approximately 31% of the Company’s net sales in fiscal 2004 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars, Canadian dollars, Euros and Japanese yen. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2004, there have been no material changes in the reported market risks presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

Item 4. Controls and Procedures

The Company evaluated the design and operation of its disclosure controls and procedures as of September 30, 2004, to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and chief accounting officer. The principal executive officer and chief accounting officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

Item 5. Other Events

On November 12, 2004, the Company modified the terms of its employment agreement with Wayne Hellman, the Company’s Chief Executive Officer. The modification reduced the portion of retention bonuses to be applied to Mr. Hellman’s outstanding loan to an amount equal to the after-tax proceeds to Mr. Hellman. The loan agreement also requires that an amount equal to the after-tax proceeds of each bonus be applied to the loan. The effect of this amendment is that the payment of each retention bonus is expected to result in a $1,144,000 reduction of Mr. Hellman’s loan. The terms of the original employment agreement provided that each retention bonus payment would reduce the loan by $1,350,000.

On November 12, 2004, the shareholders of the Company unanimously approved amendments to the Company’s Articles of Incorporation and Code of Regulations, the basic corporate documents of the Company. The Articles of Incorporation were amended to remove the provisions for a classified board of directors. All directors of the Company will be elected annually for one year terms. The Code of Regulations was amended to remove references to cumulative voting, which is not permitted under the Articles of Incorporation, pursuant to an amendment previously adopted.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit		Incorporated
Number	Title	by Reference
2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004

3.2	Amended and Restated Code of Regulations

4.1	Reference is made to Exhibit 2.1

10.1	Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated September 15, 2004

10.2	Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated October 25, 2004

10.3	Amendment to Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated November 12, 2004

(a) Exhibits (continued)

Exhibit		Incorporated
Number	Title	by Reference
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: November 12, 2004	By:	/s/ Wayne R. Hellman

Wayne R. Hellman
Chief Executive Officer

Date: November 12, 2004	By:	/s/ Christopher F. Zerull

Christopher F. Zerull
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated
Number	Title	by Reference
2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004

3.2	Amended and Restated Code of Regulations

4.1	Reference is made to Exhibit 2.1

10.1	Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated September 15, 2004

10.2	Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated October 25, 2004

10.3	Amendment to Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated November 12, 2004

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.