Form 10-Q
period 2004-12-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2005-01-21
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2004

or

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
Yes [   ] No [X]

There were 1,131 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of December 31, 2004.

INDEX

Advanced Lighting Technologies, Inc.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets of Reorganized Company
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	December 31,	June 30,
	2004	2004
Assets
Current assets:
Cash and cash equivalents	$2,296	$4,701
Trade receivables, less allowances of $900 and $706	29,575	29,787
Inventories:
Finished goods	15,822	16,105
Raw materials and work-in-process	12,393	9,073

	28,215	25,178
Prepaid expenses	2,210	1,552

Total current assets	62,296	61,218

Property, plant and equipment:
Land and buildings	18,638	18,165
Machinery and equipment	29,761	29,100
Furniture and fixtures	2,240	1,880

	50,639	49,145
Less accumulated depreciation	4,319	2,118

	46,320	47,027

Receivables from related parties	3,020	4,282
Investments in affiliates	2,201	2,360
Other assets	5,146	3,849
Intangible assets, net	24,543	24,810
Goodwill	50,561	50,561

	$194,087	$194,107

See Notes to Condensed Consolidated Financial Statements, including
Basis of Presentation describing the Reorganized Company.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets of Reorganized Company
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	December 31,	June 30,
	2004	2004
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$3,299	$4,184
Accounts payable	9,341	10,755
Payables to related parties	1,358	2,973
Employee-related liabilities	4,732	6,197
Accrued income and other taxes	1,538	1,414
Other accrued expenses and liabilities	11,449	9,216

Total current liabilities	31,717	34,739

Long-term debt	125,328	126,679
Deferred tax liabilities	812	700

Total liabilities	157,857	162,118

Minority interest	1,816	1,477
Preferred stock, $.001 par value, 239 shares authorized; 29 Series A shares issued and outstanding	29,338	29,338

Common shareholders’ equity
Common stock, $.001 par value, 80,000 shares authorized; 1 share issued and outstanding	1	1
Paid-in-capital	1,130	1,130
Accumulated other comprehensive income (loss)	1,023	(216)
Retained earnings	2,922	259

Total common shareholders’ equity	5,076	1,174

	$194,087	$194,107

See Notes to Condensed Consolidated Financial Statements, including
Basis of Presentation describing the Reorganized Company.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands)

	Reorganized Company		Predecessor Company
	Quarter	Six Months	Quarter	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2004	2003	2003
Net sales	$41,122	$79,700	$37,678	$70,510

Costs and expenses:
Cost of sales	24,339	46,943	23,182	43,361
Marketing and selling	5,947	11,842	6,010	11,311
Research and development	1,570	3,112	1,709	3,095
General and administrative	3,603	7,474	3,119	6,208
Amortization of intangible assets	248	489	89	177

Income from operations	5,415	9,840	3,569	6,358

Other income (expense):
Interest expense	(3,469)	(6,892)	(4,039)	(7,459)
Interest income	104	197	105	188
Income (Loss) from investments	3	489	(13)	3
Gain on restructuring	—	—	1,184	1,184
Write-off of deferred loan costs	—	—	(2,251)	(2,251)
Reorganization expenses	—	—	(5,635)	(11,258)

Income (loss) before income taxes and minority interest	2,053	3,634	(7,080)	(13,235)
Income tax expense	259	632	272	360

Income (loss) before minority interest	1,794	3,002	(7,352)	(13,595)
Minority interest in income of consolidated subsidiary	(188)	(339)	(122)	(251)

Net income (loss)	$1,606	$2,663	$(7,474)	$(13,846)

See Notes to Condensed Consolidated Financial Statements, including Basis of
Presentation describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Six Months Ended December 31, 2004
(in thousands)

					Accumulated
					Other		Common
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Shareholders'
	Stock	Shares	Par Value	Capital	Income (Loss)	Earnings	Equity	Total

Balance at June 30, 2004	$29,338	1	$1	$1,130	$(216)	$259	$1,174	$30,512

Net income — reorganized company	—	—	—	—	—	2,663	2,663	2,663

Foreign currency translation adjustment	—	—	—	—	1,239	—	1,239	1,239

Balance at December 31, 2004	$29,338	1	$1	$1,130	$1,023	$2,922	$5,076	$34,414

See Notes to Condensed Consolidated Financial Statements, including
Basis of Presentation describing the Reorganized Company.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Reorganized	Predecessor
	Company	Company
	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2004	2003
Operating activities
Net income (loss)	$2,663	$(13,846)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,210	3,412
Amortization	489	177
Provision for doubtful accounts	166	381
Loss (income) from investments	(489)	(3)
Gain on restructuring	—	(1,184)
Write-off of deferred loan costs	—	2,251
Reorganization expenses in excess of (less than) cash payments of reorganization expenses	(1,842)	2,968
Old Senior Note interest accrued but not paid	—	4,000
Changes in current assets and liabilities and other	(1,753)	6,032

Net cash provided by operating activities	1,444	4,188

Investing activities
Capital expenditures	(2,063)	(1,799)
Investment in affiliate	—	(592)
Proceeds from sale of investment	450	—

Net cash used in investing activities	(1,613)	(2,391)

Financing activities
Net borrowings under revolving credit loan	642	—
Net borrowings (payments) under debtor in possession facility	—	(25,141)
Proceeds from long-term debt	—	11,000
Payments of long-term debt and capital leases	(2,878)	(1,522)
Investment by Saratoga Lighting Holdings, LLC	—	18,000
Officer loan repayment	—	1,334

Net cash provided by (used in) financing activities	(2,236)	3,671

Increase (decrease) in cash and cash equivalents	(2,405)	5,468
Cash and cash equivalents, beginning of period	4,701	4,167

Cash and cash equivalents, end of period	$2,296	$9,635

Supplemental cash flow information
Interest paid	$7,034	$1,200
Income taxes paid	188	159
Capitalized interest	13	37

See Notes to Condensed Consolidated Financial Statements, including Basis of
Presentation describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2004
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

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2004
(Dollars in thousands)

B. Basis of Presentation (continued)

A black line has been drawn between the results of operations and statements of cash flows to distinguish between the Reorganized Company and the Predecessor Company. The results of operations and statements of cash flows for the Reorganized Company and Predecessor Company are not considered comparable in all respects.

Reporting Periods

The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. As a result, the first six months of fiscal 2005 consisted of 27 weeks as compared to the first six months of fiscal 2004 that consisted of 26 weeks. The three month periods ended December 31, 2004 and 2003 contained 13 weeks each.

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

C. Comprehensive Income (Loss)

For the quarters ended December 31, 2004 and 2003, the Company’s comprehensive income (loss) was $2,510 and $(6,341), respectively. For the six months ended December 31, 2004 and 2003, the Company’s comprehensive income (loss) was $3,902 and $(12,487), respectively. These amounts include the period’s net income (loss) and the Company’s other component of comprehensive income, foreign currency translation adjustments.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2004
(Dollars in thousands)

D. Financing Facilities

The Company’s Bank Credit Facility is a $30,000 facility that consists of a term loan that requires monthly principal payments of $183 ($8,800 outstanding at December 31, 2004) with a revolving credit loan, subject to availability, making up the remainder of the facility. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. The amount outstanding under the revolving credit loan was $642 at December 31, 2004. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (6.00% at December 31, 2004). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (6.75% at December 31, 2004). The final maturity of the Bank Credit Facility is December 10, 2008. The revolving credit loan amount at December 31, 2004 has been classified as a current liability in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include Both a Subjective Acceleration Clause and a Lock-box Arrangement.

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

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2004
(Dollars in thousands)

E. Saratoga Investment

Saratoga received, in exchange for cancellation of its holdings of the Predecessor Company’s Common Stock and Old Preferred Stock, and an $18,000 cash investment, new redeemable preferred stock (the “Series A Preferred”) of the Reorganized Company, with an initial liquidation preference of $29,000, and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the new management incentive plan). Under the management incentive plan, shares equal to approximately 9% of the common stock of the Reorganized Company have been issued.

The Series A Preferred has a liquidation preference of $1 per share, plus dividends at the rate of 8% per annum, when and if declared. The cumulative undeclared dividends were $2,489 as of December 31, 2004. The initial carrying amount of the Series A Preferred was set at $29,000, the estimated fair value at the date of issuance. The Holder of the Series A Preferred may, by notice, require the Company to redeem the outstanding Series A Preferred within 21 days following the occurrence of certain corporate events. The Company may redeem the Series A Preferred in whole, but not in part, at any time. The redemption price for the Series A Preferred is equal to the liquidation preference amount for such shares. The Series A Preferred shares are each entitled to one vote on each matter presented to shareholders of the Company, as well as one vote on each matter required to be voted upon by the Series A Preferred as a class. As a consequence, the Series A Preferred represents approximately 96.3% of the voting power of the Company at December 31, 2004. As of December 31, 2004, Saratoga held 98.5% of the voting power of the Company.

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

The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the three months ended December 31, 2004 and 2003:

	Reorganized Company		Predecessor Company
	Three Months Ended		Three Months Ended
	December 31, 2004		December 31, 2003
Net sales	$41,122	100.0%	$37,678	100.0%

Costs and expenses:
Cost of sales	24,339	59.2	23,182	61.5
Marketing and selling	5,947	14.5	6,010	16.0
Research and development	1,570	3.8	1,709	4.4
General and administrative	3,603	8.7	3,119	8.8
Amortization of intangible assets	248	0.6	89	0.3

Income from operations	5,415	13.2	3,569	9.0

Other income (expense):
Interest expense	(3,469)	(8.4)	(4,039)	(10.6)
Interest income	104	0.2	105	0.3
Income from investments	3	—	(13)	—
Gain on restructuring	—	—	1,184	1.7
Write-off of deferred loan costs	—	—	(2,251)	(3.2)
Reorganization expenses	—	—	(5,635)	(16.0)

Income (loss) before income taxes and minority interest	2,053	5.0	(7,080)	(18.8)
Income tax expense	259	0.6	272	0.5

Income (loss) before minority interest	1,794	4.4	(7,352)	(19.3)
Minority interest in income of consolidated subsidiary	(188)	(0.5)	(122)	(0.3)

Net income (loss)	$1,606	3.9%	$(7,474)	(19.6)%

Factors that have affected the results of operations for the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 are discussed below.

Net Sales. Net sales increased 9.1% to $41,122 in the second quarter of fiscal 2005 from $37,678 in the second quarter of fiscal 2004. Second quarter metal halide product sales increased 12% to $31,616 compared with $28,154 in the same period last year. This increase in metal halide product sales is primarily the result of an increase in lamp and material sales. Sales of APL materials increased 5% over the same quarter a year ago. Geographically, these materials sales decreased 15% in the U.S. and increase 17% outside the U.S. Non-metal halide lighting product sales decreased 27% over the year ago period due primarily to a decrease in power supply sales.

Total lighting product sales inside the U.S. increased 5% in the second quarter of fiscal 2005 as compared to the same period a year ago due to a 12% increase in lamp sales offset by a decrease in U.S materials and power supplies sales. Total lighting product sales outside the U.S. increased 5% as compared to the year ago period due to increases in lamp and material sales offset by a decrease in non-metal halide power supply sales.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales increased 5.0% to $24,339 in the second quarter of fiscal 2005 from $23,182 in the second quarter of fiscal 2004. As a percentage of net sales, cost of sales decreased to 59.2% in the second quarter of fiscal 2005 from 61.5% in the second quarter of fiscal 2004. The reduction in cost of sales as a percentage of sales is due to the transfer of lamp and power supply production to India, improvements in cost management, an improvement in the product mix (more lamp and material sales and less power supply sales), and a reduction in depreciation expense of $532 related primarily to the effects of the application of fresh-start accounting principles.

Marketing and Selling Expenses. Marketing and selling expenses decreased 1.0% to $5,947 in the second quarter of fiscal 2005 from $6,010 in the second quarter of fiscal 2004. As a percentage of net sales, marketing and selling expenses decreased to 14.5% in the second quarter of fiscal 2005 from 16.0% in the second quarter of fiscal 2004. This decrease resulted from the significant increase in sales that occurred while marketing and sales expenses were held relatively constant.

Research and Development Expenses. Research and development expenses decreased 8.1% in the second quarter of fiscal 2005 to $1,570 from $1,709 in the second quarter of fiscal 2004. Research and development expenses incurred related to: (i) expansion of the product line and continued improvement in lamp technology including the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and, (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses increased 15.5% to $3,603 in the second quarter of fiscal 2005 from $3,119 in the second quarter of fiscal 2004. The increase in general and administrative expenses was due to an increase in bonus expense of $786, including $507 for the CEO retention bonus, offset by reductions in corporate overhead costs. The after-tax amount of the

CEO retention bonus, approximately $286, is scheduled to be applied against the Company’s receivable from the CEO in July 2005.

Amortization of Intangible Assets. Amortization expense increased to $248 in the second quarter of fiscal 2005 from $89 in the second quarter of fiscal 2004. The increase was due to the amortization of identifiable intangibles established in accordance with the provisions of fresh-start accounting.

Income from Operations. As a result of the items noted above, the Company realized income from operations in the second quarter of fiscal 2005 of $5,415 as compared to income from operations of $3,569 in the year ago period.

Interest Expense. Interest expense decreased to $3,469 in the second quarter of fiscal 2005 from $4,039 in the second quarter of fiscal 2004. Interest expense in the second quarter of fiscal 2004 included $1,302 of amortization and write-off of deferred loan costs related to the Company’s Debtor-in-Possession Bank Facility and Old Senior Notes. Amortization of deferred loan costs totaled $47 in the second quarter of fiscal 2005. The remainder of the difference in interest expense is primarily due to the increase in the interest rate on the Company’s New Senior Notes to 11% from 8% for the Old Senior Notes.

Income (Loss) from Investments. The income from investments in the second quarter of fiscal 2005 of $3 represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications. The loss from investments in the second quarter of fiscal 2004 of $(13) represents the equity loss from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The Final Plan provided that the holders of the Predecessor Company’s Common Stock (other than Saratoga Lighting and the Predecessor Company’s CEO) receive the benefit of certain equity investments held by the Predecessor in Fiberstars. As a result, no further equity income or loss related to this investment has been recorded subsequent to December 31, 2003.

Gain on Restructuring. The gain on restructuring in fiscal 2004 included a net increase in the receivable from officer of $1,169 related to the settlement approved by the bankruptcy court. The gain on restructuring also includes the impact of the implementation of the Plan approved by the court and a settlement with GE related to amounts owed to and receivable from GE.

Write-off of Deferred Loan Costs. The write-off of deferred loan costs of $2,251 represented the write-off of deferred loan costs related to the $100,000 8% Senior Notes in accordance with Emerging Issues Task Force Issue No. (“EITF”) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

Reorganization Expenses. Reorganization expenses, totaling $5,635 in the second quarter of fiscal 2004, reflected the cost of consultants, investment bankers and attorneys related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy.

Income (Loss) before Income Taxes and Minority Interest. The Company had income before income taxes and minority interest of $2,053 in the second quarter of fiscal 2005 as compared to a loss before income taxes and minority interest of $(7,080) in the second quarter of fiscal 2004.

Income Tax Expense. Income tax expense was $259 for the second quarter of fiscal 2005 as compared to $272 in the second quarter of fiscal 2004. The income tax expense in both quarters related to certain of the Company’s foreign operations.

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

The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. The first six months of fiscal 2005 consisted of 27 weeks as compared to the first six months of fiscal 2004 that consisted of 26 weeks. As a result, an increase of approximately 4% in sales and costs and expenses resulted from the additional week in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. The three month periods ended December 31, 2004 and 2003 contained 13 weeks each.

The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the six months ended December 31, 2004 and 2003:

	Reorganized Company		Predecessor Company
	Six Months Ended		Six Months Ended
	December 31, 2004		December 31, 2003
Net sales	$79,700	100.0%	$70,510	100.0%

Costs and expenses:
Cost of sales	46,943	58.9	43,361	61.5
Marketing and selling	11,842	14.9	11,311	16.0
Research and development	3,112	3.9	3,095	4.4
General and administrative	7,474	9.4	6,208	8.8
Amortization of intangible assets	489	0.6	177	0.3

Income from operations	9,840	12.3	6,358	9.0

Other income (expense):
Interest expense	(6,892)	(8.6)	(7,459)	(10.6)
Interest income	197	0.3	188	0.3
Income from investments	489	0.6	3	—
Gain on restructuring	—	—	1,184	1.7
Write-off of deferred loan costs	—	—	(2,251)	(3.2)
Reorganization expenses	—	—	(11,258)	(16.0)

Income (loss) before income taxes and minority interest	3,634	4.6	(13,235)	(18.8)
Income tax expense	632	0.8	360	0.5

Income (loss) before minority interest	3,002	3.8	(13,595)	(19.3)
Minority interest in income of consolidated subsidiary	(339)	(0.5)	(251)	(0.3)

Net income (loss)	$2,663	3.3%	$(13,846)	(19.6)%

Net Sales. Net sales increased 13.0% to $79,700 in the first six months of fiscal 2005 from $70,510 in the first six months of fiscal 2004. Approximately one-third of this increase was due to the Company’s subsidiaries having an additional week in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004. Metal halide product sales for the first six months of fiscal 2005 increased 18% to $61,967 compared with $52,435 in the same period last year. This increase in metal halide product sales is partly due to the additional week in the quarter, but was primarily the result of an increase in lamp and material sales. Sales of APL materials increased 9% over the same period a year ago, a portion of which was due to the additional week. Geographically, these materials sales decreased 6% in the U.S. and increased 18% outside the U.S. Non-metal halide lighting product sales decreased 23% over the year ago period due primarily to a decrease in power supply sales.

Total lighting product sales inside the U.S. increased 11% in the first six months of fiscal 2005 as compared to the same period a year ago due to the additional week and to a 19% increase in lamp sales offset by a decrease in U.S. materials sales. Total lighting product sales outside the U.S. increased 9% as compared to the year ago period due to the additional week and to increases in lamp and material sales offset by non-metal halide power supply sales.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales increased 8.3% to $46,943 in the first six months of fiscal 2005 from $43,361 in the first six months of fiscal 2004, due in part to the additional week during the first six months of fiscal 2005. As a percentage of net sales, cost of sales decreased to 58.9% in the first six months of fiscal 2005 from 61.5% in the first six months of fiscal 2004. The reduction in cost of sales as a percentage of sales is due to the transfer of lamp and power supply production to India, improvements in cost management, an improvement in the product mix (more lamp and material sales and less power supply sales), and a reduction in depreciation expense of $1,008 related primarily to the effects of the application of fresh-start accounting principles.

Marketing and Selling Expenses. Marketing and selling expenses increased 4.7% to $11,842 in the first six months of fiscal 2005 from $11,311 in the first six months of fiscal 2004, due primarily to the additional week during the first six months of fiscal 2005. As a percentage of net sales, marketing and selling expenses decreased to 14.9% in the first six months of fiscal 2005 from 16.0% in the first six months of fiscal 2004. The decrease resulted from the significant increase in sales that occurred while marketing and selling expenses were held relatively constant.

Research and Development Expenses. Research and development expenses increased 0.5% in the first six months of fiscal 2005 to $3,112 from $3,095 in the first six months of fiscal 2004, due to the additional week during the fiscal 2005 quarter. Research and development expenses incurred related to: (i) expansion of the product line and continued improvement in lamp technology including the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) intended to replace many first generation metal halide lamps in industrial and commercial applications; (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and, (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses increased 20.4% to $7,474 in the first six months of fiscal 2005 from $6,208 in the first six months of fiscal 2004. The increase in general and administrative expenses was due to an increase in bonus expense of $1,571, including $1,014 for the CEO retention bonus, offset by reductions in corporate overhead costs. The after-tax amount of the CEO retention bonus, approximately $572, is scheduled to be applied against the Company’s receivable from the CEO in July 2005.

Amortization of Intangible Assets. Amortization expense increased to $489 in the first six months of fiscal 2005 from $177 in the first six months of fiscal 2004. The increase was due to the amortization of identifiable intangibles established in accordance with the provisions of fresh-start accounting.

Income from Operations. As a result of the items noted above, the Company realized income from operations in the first six months of fiscal 2005 of $9,840 as compared to income from operations of $6,358 in the year ago period.

Interest Expense. Interest expense decreased to $6,892 in the first six months of fiscal 2005 from $7,459 in the first six months of fiscal 2004. Interest expense in the first six months of fiscal 2004 included $1,993 of amortization and write-off of deferred loan costs related to the Company’s Debtor-in-Possession Bank Facility and Old Senior Notes. Amortization of deferred loan costs totaled $87 in the first six months of fiscal 2005. The remainder of the difference in interest expense is primarily due to the increase in the interest rate on the Company’s New Senior Notes to 11% from 8% for the Old Senior Notes.

Income from Investments. The income from investments in the first six months of fiscal 2005 of $489 represents $169 in equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications and a gain on the sale of an investment of $320. The income from investments in the first six months of fiscal 2004 of $3 represents the equity income from the Company’s investment in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products. The Final Plan provided that the holders of the Predecessor Company’s Common Stock (other than Saratoga Lighting and the Predecessor Company’s CEO) receive the benefit of certain equity investments held by the Predecessor in Fiberstars. As a result, no further equity income or loss related to this investment has been recorded subsequent to December 31, 2003.

Gain on Restructuring. The gain on restructuring in fiscal 2004 included a net increase in the receivable from officer of $1,169 related to the settlement approved by the bankruptcy court. The gain on restructuring also includes the impact of the implementation of the Plan approved by the court and a settlement with GE related to amounts owed to and receivable from GE.

Write-off of Deferred Loan Costs. The write-off of deferred loan costs of $2,251 represented the write-off of deferred loan costs related to the $100,000 8% Senior Notes in accordance with Emerging Issues Task Force Issue No. (“EITF”) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

Reorganization Expenses. Reorganization expenses, totaling $11,258 in the first six months of fiscal 2004, reflected the cost of consultants, investment bankers and attorneys related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy.

Income (Loss) before Income Taxes and Minority Interest. The Company had income before income taxes and minority interest of $3,634 in the first six months of fiscal 2005 as compared to a loss before income taxes and minority interest of $(13,235) in the first six months of fiscal 2004.

Income Tax Expense. Income tax expense was $632 for the first six months of fiscal 2005 as compared to $360 in the first six months of fiscal 2004. The income tax expense in both periods related to certain of the Company’s foreign operations.

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

The Bank Credit Facility is a $30,000 facility that consists of a term loan that requires monthly principal payments of $183 ($8,800 outstanding at December 31, 2004) with a revolving credit loan, subject to availability, making up the remainder of the facility. The amount outstanding under the revolving credit loan was $642 at December 31, 2004. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (6.00% at December 31, 2004). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (6.75% at December 31, 2004). The final maturity of the revolving credit facility and the term loan is December 10, 2008.

The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Minimum Adjusted EBITDA and Capital Expenditures. At December 31, 2004, the Company was in compliance with the terms of the Bank Credit Facility. The principal security for the Bank Credit Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom as well as the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.

Cash decreased $2,405 during the six months ended December 31, 2004. Cash provided by operating activities totaled $1,444, cash used in investing activities totaled $1,613, and cash used in financing activities totaled $2,236.

Net Cash Provided by Operating Activities. Net cash provided by operating activities totaled $1,444 for the six months ended December 31, 2004. This cash provided by operating activities also reflects the impact of one-time payments of reorganization expenses totaling $1,842 related to the Company’s emergence from Chapter 11 Bankruptcy.

Net Cash Used in Investing Activities. In the six months ended December 31, 2004, net cash used in investing activities totaled $1,613, including $2,063 related to capital expenditures for plant and equipment, primarily machinery and equipment. The Company’s capital expenditure program is expected to approximate between $5,000 and $6,000 in fiscal 2005. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.

Net Cash Used in Financing Activities. In the six months ended December 31, 2004, net cash used in financing activities was $2,236 resulting from an increase in borrowings on the Company’s revolving credit loan of $642, net of $2,878 of scheduled payments of long-term debt that included the one-time payment of $1,402 to Rohm and Haas Company related to a promissory note obligation (see Part II, Item 1. “Legal Proceedings”).

The interest-bearing obligations of the Company totaled $128,627 as of December 31, 2004, and consisted of: $9,442 outstanding under the Bank Credit Facility; $114,400 of 11% Senior Notes; mortgages of $4,400; and obligations of foreign subsidiaries and other debt of $385.

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

Valuation of Accounts and Notes Receivable and Loan Receivable from Officer

Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $29,575, net of an allowance of $900, as of December 31, 2004.

The Company also has a loan and interest receivable of $2,871 from the Chief Executive Officer. The loan documents require that the after-tax proceeds of bonuses payable to the CEO be applied against the loan and interest. In the second quarter of fiscal 2005, the Company applied the after-tax proceeds of the CEO retention and performance bonuses of $1,314 to the balance outstanding. Management periodically evaluates the adequacy of the underlying assets to repay this loan. The Company believes the loan receivable amount will be realized in accordance with the terms of loan documents.

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

In addition to the above, the application of SOP 90-7 and SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, resulted in the elimination of the existing goodwill and the establishment of a new amount of goodwill of $50,561, that represents the “reorganization value in excess of amounts allocable to identifiable assets.” In accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets, no amortization of goodwill was recorded in fiscal 2003 or fiscal 2004. Additionally, the newly-established goodwill will not be amortized. Rather, the Company will evaluate this asset for impairment at least annually and whenever there is an impairment indicator using the fair value guidelines of FAS No. 142.

The Company evaluates the carrying value of its investment in other long-lived assets for impairment such as property, plant and equipment whenever there is an impairment indicator, generally using an undiscounted cash flow methodology.

Revenue Recognition

The Company has entered into certain contracts with customers for the construction of lighting and thin-film coating equipment. The Company also has certain contracts related to the further development and application of lighting and coating technologies for the U.S. government. Revenue is recognized on these contracts as work on the contract progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. Under this method reasonable estimates of the costs applicable to the various stages of a contract are made, thus, impacting the level of recognized revenue. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses toward completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Should estimates indicate a loss is expected to be incurred under a contract, cost of sales is charged with a provision for such loss.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended December 31, 2004, there have been no material changes in the reported market risks presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

Item 4. Controls and Procedures

The Company evaluated the design and operation of its disclosure controls and procedures as of December 31, 2004, to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and chief accounting officer. The principal executive officer and chief accounting officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

Item 1. Legal Proceedings

On February 5, 2003, Advanced Lighting Technologies, Inc. (the “Company” or “ADLT”) and six of its United States subsidiaries, (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). The cases were jointly administered, under the caption In re Venture Lighting International, Inc. et al (Case No. O3-05255). As previously reported, the Company emerged from reorganization in fiscal year 2004, however, the Bankruptcy Court retained jurisdiction over a disputed creditor claim by Rohm and Haas Company of approximately $2.1 million. The claim related to the payment of the purchase price for Rohm and Haas Company’s interest in Unison Fiber Optic Lighting Systems, LLC. The Company purchased the Rohm and Haas interest in Unison for cash, a promissory note and certain other consideration in February 2000. The Company contested Rohm and Haas Company’s claim to the unpaid portions of the consideration and sought repayment of a portion of the approximately $1.3 million consideration the Company had previously paid. These claims were settled pursuant to an agreement approved by the Bankruptcy Court on December 15, 2004. Pursuant to the terms of the settlement, the Company paid Rohm and Haas $1.4 million in full and final settlement of all claims.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit		Incorporated
Number	Title	by Reference
2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004	(2)

3.2	Amended and Restated Code of Regulations	(2)

4.1	Reference is made to Exhibit 2.1

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.
Date: January 21, 2005	By:	/s/ Wayne R. Hellman
Wayne R. Hellman
Chief Executive Officer

Date: January 21, 2005	By:	/s/ Christopher F. Zerull
Christopher F. Zerull
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated
Number	Title	by Reference
2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004	(2)

3.2	Amended and Restated Code of Regulations	(2)

4.1	Reference is made to Exhibit 2.1

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.