Form 10-Q
period 2005-03-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2005-05-16
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑ No ☐

There were 1,131 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of March 31, 2005.

INDEX

Advanced Lighting Technologies, Inc.

		Page No.
Part I	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets –
	Reorganized Company as of March 31, 2005 and June 30, 2004	2

	Condensed Consolidated Statements of Operations –
	Reorganized Company for the Three Months Ended March 31, 2005	4
	Reorganized Company for the Nine Months Ended March 31, 2005	4
	Reorganized Company for the Three Months Ended March 31, 2004	4
	Predecessor Company for the Six Months Ended December 31, 2003	4

	Condensed Consolidated Statement of Shareholders’ Equity –
	Reorganized Company for the Nine Months Ended March 31, 2005	5

	Condensed Consolidated Statements of Cash Flows –
	Reorganized Company for the Nine Months Ended March 31, 2005	6
	Reorganized Company for the Three Months Ended March 31, 2004	6
	Predecessor Company for the Six Months Ended December 31, 2003	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

Part II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets of Reorganized Company
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	March 31,	June 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,483	$4,701
Trade receivables, less allowances of $851 and $706	29,958	29,787
Inventories:
Finished goods	17,310	16,105
Raw materials and work-in-process	13,539	9,073

	30,849	25,178
Prepaid expenses	1,971	1,552

Total current assets	65,261	61,218
Property, plant and equipment:
Land and buildings	19,936	18,165
Machinery and equipment	30,258	29,100
Furniture and fixtures	2,504	1,880

	52,698	49,145
Less accumulated depreciation	5,481	2,118

	47,217	47,027

Receivables from related parties	3,023	4,282
Investments in affiliates	2,255	2,360
Other assets	3,870	3,849
Intangible assets, net	24,457	24,810
Goodwill	50,411	50,561

	$196,494	$194,107

See Notes to Condensed Consolidated Financial Statements, including
Basis of Presentation describing the Reorganized Company.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets of Reorganized Company
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	March 31,	June 30,
	2005	2004
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$8,968	$4,184
Accounts payable	10,496	10,755
Payables to related parties	899	2,973
Employee-related liabilities	5,346	6,197
Accrued income and other taxes	1,327	1,414
Other accrued expenses	7,301	9,216

Total current liabilities	34,337	34,739

Long-term debt	124,715	126,679
Deferred tax liabilities	857	700

Total liabilities	159,909	162,118

Minority interest	1,953	1,477
Preferred stock, $.001 par value, 239 shares authorized; 29 shares issued and outstanding	29,338	29,338

Common shareholders’ equity
Common stock, $.001 par value, 80,000 shares authorized; 1 share issued and outstanding	1	1
Paid-in-capital	1,130	1,130
Accumulated other comprehensive income (loss)	889	(216)
Retained earnings	3,274	259

Total common shareholders’ equity	5,294	1,174

	$196,494	$194,107

See Notes to Condensed Consolidated Financial Statements, including
Basis of Presentation describing the Reorganized Company.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands)

				Predecessor
	Reorganized Company			Company
	Quarter	Nine Months	Quarter	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	December 31,
	2005	2005	2004	2003

Net sales	$40,272	$119,972	$36,944	$70,510

Costs and expenses:
Cost of sales	24,335	71,278	22,475	43,361
Marketing and selling	6,125	17,967	5,729	11,311
Research and development	1,486	4,598	1,507	3,095
General and administrative	3,886	11,360	4,617	6,208
Amortization of intangible assets	246	735	227	177

Income from operations	4,194	14,034	2,389	6,358

Other income (expense):
Interest expense	(3,453)	(10,345)	(3,410)	(7,459)
Interest income	104	301	110	188
Income from investments	53	542	—	3
Gain on restructuring	—	—	—	1,184
Write-off of deferred loan costs	—	—	—	(2,251)
Reorganization expenses	—	—	—	(11,258)

Income (loss) before income taxes and minority interest	898	4,532	(911)	(13,235)
Income tax expense	409	1,041	301	360

Income (loss) before minority interest	489	3,491	(1,212)	(13,595)
Minority interest in income of consolidated subsidiary	(137)	(476)	(141)	(251)

Net income (loss)	$352	$3,015	$(1,353)	$(13,846)

See Notes to Condensed Consolidated Financial Statements, including Basis of
Presentation describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Nine Months Ended March 31, 2005
(in thousands)

					Accumulated
					Other		Common
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Stock	Shares	Par Value	Capital	Income (Loss)	Earnings	Equity	Total

Balance at June 30, 2004	$29,338	1	$1	$1,130	$(216)	$259	$1,174	$30,512

Net income - reorganized company	—	—	—	—	—	3,015	3,015	3,015

Foreign currency translation adjustment	—	—	—	—	1,105	—	1,105	1,105

Balance at March 31, 2005	$29,338	1	$1	$1,130	$889	$3,274	$5,294	$34,632

See Notes to Condensed Consolidated Financial Statements, including
Basis of Presentation describing the Reorganized Company.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Nine Months	Three Months	Six Months
	Ended	Ended	Ended
	March 31,	March 31,	December 31,
	2005	2004	2003
Operating activities
Net income (loss)	$3,015	$(1,353)	$(13,846)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,419	1,056	3,412
Amortization	735	227	177
Provision for doubtful accounts	173	177	381
Loss (income) from investments	(542)	—	(3)
Gain on restructuring	—	—	(1,184)
Write-off of deferred loan costs	—	—	2,251
Reorganization expenses in excess of (less than) cash payments of reorganization expenses	(1,842)	(4,743)	2,968
Old Senior Note interest accrued but not paid	—	—	4,000
Payment of pre-petition payables	(371)	(4,214)	—
Changes in current assets and liabilities and other	(5,940)	3,147	6,017

Net cash provided by (used in) operating activities	(1,353)	(5,703)	4,173

Investing activities
Capital expenditures	(4,135)	(608)	(1,799)
Purchase of business	—	(827)	—
Investment in affiliate	—	—	(592)
Proceeds from sale of investment	450	—	—

Net cash used in investing activities	(3,685)	(1,435)	(2,391)

Financing activities
Net borrowings under revolving credit loan	6,372	2,045	—
Net borrowings under debtor in possession facility	—	—	(25,126)
Proceeds from long-term debt	—	—	11,000
Payments of long-term debt and capital leases	(3,552)	(1,153)	(1,522)
Investment by Saratoga Lighting Holdings, LLC	—	—	18,000
Officer loan repayment	—	—	1,334
Stock purchases by executive management	—	61	—

Net cash provided by financing activities	2,820	953	3,686

Increase (decrease) in cash and cash equivalents	(2,218)	(6,185)	5,468
Cash and cash equivalents, beginning of period	4,701	9,635	4,167

Cash and cash equivalents, end of period	$2,483	$3,450	$9,635

Supplemental cash flow information
Interest paid	$13,601	$3,418	$1,200
Income taxes paid (refunds received), net	740	159	159
Capitalized interest	19	42	37

See Notes to Condensed Consolidated Financial Statements, including Basis of
Presentation describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005
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

On December 10, 2003, Advanced Lighting Technologies, Inc. and six of its United States subsidiaries, completed their previously announced financial restructuring when their Fourth Amended Chapter 11 Plan of Reorganization (the “Final Plan”) under the U.S. Bankruptcy Code became effective and was substantially consummated. ADLT’s non-U.S. operating subsidiaries and Deposition Sciences, Inc., a U.S. subsidiary, were not a part of the proceedings under the Bankruptcy Code. The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of fresh start accounting in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Also, as encouraged under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Company has reflected an additional adjustment to establish a new basis for its assets and liabilities based on the amount paid by Saratoga Lighting Holdings, LLC (“Saratoga”) for its ownership. For financial reporting purposes, the Company used an effective date of December 31, 2003. References in these financial statements to “Predecessor Company” refer to the Company prior to December 31, 2003. References to “Reorganized Company” refer to the Company on and after December 31, 2003, after giving effect to the issuance of new securities in exchange for the previously outstanding securities in accordance with the Final Plan, the additional investment in the Company by Saratoga, and the implementation of fresh start and push down accounting.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005
(Dollars in thousands)

B. Basis of Presentation (continued)

A black line has been drawn between the Reorganized Company and Predecessor Company results of operations and statements of cash flows. The results of operations and statements of cash flows for the Reorganized Company and Predecessor Company are not considered comparable in all respects.

Reporting Periods

The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. As a result, the first nine months of fiscal 2005 consisted of 40 weeks as compared to the first nine months of fiscal 2004 that consisted of 39 weeks. The three month periods ended March 31, 2005 and 2004 consisted of 13 weeks.

Income Taxes

Actual income tax expense for the interim periods differ from the amounts computed by applying the U.S. Federal income tax rate of 35% to the income (loss) before income taxes because under FAS No. 109, Accounting for Income Taxes, the tax benefit related to the U.S. loss for these interim periods was required to be reserved in a valuation allowance due to the uncertainty regarding the ultimate realization of the tax benefit of such losses. The income tax expense recognized for the interim periods relates to income taxes on certain foreign subsidiaries’ income. The Company had net operating losses at December 31, 2003 which, in accordance with the principles of fresh-start accounting, were not included in the net deferred tax assets of the Reorganized Company. These net operating losses are available to be utilized, and, to the extent the net operating losses are utilized ($150 in the current quarter), goodwill will be reduced accordingly for the benefit received.

C. Comprehensive Income (Loss)

For the quarters ended March 31, 2005 and 2004, the Company’s comprehensive income (loss) was $218 and $(1,338), respectively. For the nine months ended March 31, 2005, the Company’s comprehensive income was $4,120. For the six months ended December 31, 2003, the Company’s comprehensive income (loss) was $(12,487). These amounts include the period’s net income (loss) and the Company’s other component of comprehensive income, foreign currency translation adjustments.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005
(Dollars in thousands)

D. Financing Facilities

The Company’s Bank Credit Facility is a $30,000 facility that consists of a term loan requiring monthly principal payments of $183 ($8,250 outstanding at March 31, 2005) with a revolving credit loan, subject to availability, making up the remainder of the facility. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. The amount outstanding under the revolving credit loan was $6,372 at March 31, 2005. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (6.50% at March 31, 2005). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (7.25% at March 31, 2005). The final maturity of the facility is December 10, 2008. The revolving credit loan amount at March 31, 2005 has been classified as a current liability in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include Both a Subjective Acceleration Clause and a Lock-box Arrangement.

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

The Company’s long-term debt includes $114,400 of 11% Senior Notes due March 2009. The Notes are redeemable at the Company’s option, in whole or in part, at any time at a redemption price equal to the principal amount of the New Notes plus accrued interest. Interest on the Notes is payable semi-annually on March 31 and September 30. The Indenture for the Notes contains covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined therein) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and, with respect to the Company, engage in mergers and consolidations. There are no sinking fund requirements.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005
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

The Series A Preferred has a liquidation preference of $1 per share, plus dividends at the rate of 8% per annum, when and if declared. The cumulative undeclared dividends were $3,125 as of March 31, 2005. The initial carrying amount of the Series A Preferred was set at $29,000, the estimated fair value at the date of issuance. The Holder of the Series A Preferred may, by notice, require the Company to redeem the outstanding Series A Preferred within 21 days following the occurrence of certain corporate events. The Company may redeem the Series A Preferred in whole, but not in part, at any time. The redemption price for the Series A Preferred is equal to the liquidation preference amount for such shares. The Series A Preferred shares are each entitled to one vote on each matter presented to shareholders of the Company, as well as one vote on each matter required to be voted upon by the Series A Preferred as a class. As a consequence, the Series A Preferred represents approximately 96.3% of the voting power of the Company at March 31, 2005. As of March 31, 2005, Saratoga held 98.5% of the voting power of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands)

This report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The operation of the Company and its subsidiaries involves risks and uncertainties, including the strength of the recovery of the U.S. economy, trends affecting the Company’s financial condition or results of operations, continued growth of the metal halide lighting market, the Company’s operating and growth strategies, potential acquisitions or joint ventures by the Company, litigation affecting the Company, the timely development and market acceptance of new products, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks. For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

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

Results of Operations

Quarter Ended March 31, 2005 compared to Quarter Ended March 31, 2004

The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004:

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004
Net sales	$40,272	100.0%	$36,944	100.0%
Costs and expenses:
Cost of sales	24,335	60.4	22,475	60.8
Marketing and selling	6,125	15.2	5,729	15.5
Research and development	1,486	3.7	1,507	4.1
General and administrative	3,886	9.7	4,617	12.5
Amortization of intangible assets	246	0.6	227	0.6

Income from operations	4,194	10.4	2,389	6.5

Other income (expense):
Interest expense	(3,453)	(8.6)	(3,410)	(9.3)
Interest income	104	0.3	110	0.3
Income from investments	53	0.1	—	—

Income (loss) before income taxes and minority interest	898	2.2	(911)	(2.5)
Income tax expense	409	1.0	301	0.8

Income (loss) before minority interest	489	1.2	(1,212)	(3.3)
Minority interest in income of consolidated subsidiary	(137)	(0.3)	(141)	(0.4)

Net income (loss)	$352	0.9%	$(1,353)	(3.7%)

Factors that have affected the results of operations for the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 are discussed below.

Net Sales. Net sales increased 9.0% to $40,272 in the third quarter of fiscal 2005 from $36,944 in the third quarter of fiscal 2004. Third quarter metal halide product sales increased 11% to $32,678 compared with $29,436 in the same period last year. This increase in metal halide product sales is primarily the result of an increase in sales of lamps and power supplies. Non-metal halide lighting product sales decreased 4% over the year ago period due primarily to a decrease in non-metal halide material sales.

Total lighting product sales inside the U.S. increased 15% in the third quarter of fiscal 2005 as compared to the same period a year ago due primarily to an increase in sales of lamps and power supplies. Total lighting product sales outside the U.S. increased 4% as compared to the year ago period due primarily to increases in lamp sales and an increase in foreign currency exchange rates.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales increased 8.3% to $24,335 in the third quarter of fiscal 2005 from $22,475 in the third quarter of fiscal 2004. Cost of sales in the third quarter of fiscal 2004 included an additional amount of $1,500 above the Company’s normal manufacturing cost. In accordance with “fresh-start” accounting principles, inventory as of December 31, 2003, was recorded at fair value, which amount approximated $1,500 above manufacturing cost in the Company’s condensed consolidated balance sheet as of December 31, 2003. This additional amount reduced reported gross margin and net profit in the third quarter of fiscal 2004 as the inventory was sold. As a percentage of net sales, cost of sales was 60.4% for the third quarter of fiscal 2005. This compares with cost of sales of 60.8% for fiscal 2004, including the $1,500 described above. The additional $1,500 represented 4.1% of sales in the third quarter of fiscal 2004.

The relatively high percentage of cost of sales in the third quarter of fiscal 2005 was due to several factors including a change in the mix of product sales toward lamps and power supplies that typically have a lower margin than material sales. Additionally, the cost of copper and steel used in the production of power supplies has risen significantly from the year ago comparable period. Finally, the Company incurred some additional costs due to its previously announced transition of its North American power supply manufacturing operation to Chennai, India. While this transition will result in higher costs during the last half of fiscal 2005, the Company believes that the lower cost of production in India will benefit the Company in fiscal 2006 and beyond.

Marketing and Selling Expenses. Marketing and selling expenses increased 6.9% to $6,125 in the third quarter of fiscal 2005 from $5,729 in the third quarter of fiscal 2004. As a percentage of net sales, marketing and selling expenses decreased to 15.2% in the third quarter of fiscal 2005 from 15.5% in the third quarter of fiscal 2004. This decrease in marketing and selling expenses as a percentage of sales was a result of a more rapid increase in sales than the increase in marketing and selling expenses.

Research and Development Expenses. Research and development expenses remained relatively constant at $1,486 in the third quarter of fiscal 2005 as compared to $1,507 in the third quarter of fiscal 2004. Research and development expenses relate to: (i) expansion of the product line and continued improvement in lamp technology including the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs); (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and, (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses decreased 15.8% to $3,886 in the third quarter of fiscal 2005 as compared to $4,617 in the third quarter of fiscal 2004. The decrease in general and administrative expenses was primarily due to a decrease in the CEO retention bonus expense of $507 (A total of $2,027 is being accrued ratably over the twelve months ended fiscal 2005, while $2,027 was accrued over the last six months of fiscal 2004). The after-tax amount of the CEO retention bonus, approximately $1,147, is scheduled to be applied against the Company’s receivable from the CEO in July 2005.

Amortization of Intangible Assets. Amortization expense of $246 in the third quarter of fiscal 2005 was comparable to amortization expense of $227 in the third quarter of fiscal 2004.

Income from Operations. As a result of the items noted above, the Company realized income from operations in the third quarter of fiscal 2005 of $4,194 as compared to income from operations of $2,389 in the year ago period.

Interest Expense. Interest expense in the third quarter of fiscal 2005 of $3,453 was comparable to the interest expense of $3,410 in the third quarter of fiscal 2004. The interest expense in both periods includes interest on the Company’s 11% Senior Notes.

Income (Loss) from Investments. The income from investments in the third quarter of fiscal 2005 of $53 represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications.

Income (Loss) before Income Taxes and Minority Interest. The Company had income before income taxes and minority interest of $898 in the third quarter of fiscal 2005 as compared to a loss before income taxes and minority interest of $(911) in the third quarter of fiscal 2004.

Income Tax Expense. Income tax expense was $409 for the third quarter of fiscal 2005 as compared to $301 in the third quarter of fiscal 2004. The income tax expense in both quarters related to certain of the Company’s foreign operations.

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

Nine Months Ended March 31, 2005 compared to Nine Months Ended March 31, 2004

The Company’s emergence from Chapter 11 bankruptcy proceedings in December 2003 resulted in a new reporting entity and the adoption of fresh start reporting. Generally accepted accounting principles do not permit combining the results of the Reorganized Company with those of the Predecessor Company in the condensed consolidated financial statements. Accordingly, the Consolidated Statement of Operations does not present results for the nine months ended March 31, 2004. However, in order to provide useful information and to facilitate understanding of the operating results for the nine months ended March 31, 2005 relative to the corresponding fiscal 2004 period, the following discussion combines the reported operating income of the Predecessor Company for the six months ended December 31, 2003 and of the Reorganized Company for the three months ended March 31, 2004. These amounts are presented by caption in the table below and are captioned “Pro Forma Results.”

The primary impacts of fresh start reporting on operating income was that it caused a decline in depreciation expense due to the asset write-downs recorded in conjunction with fresh start reporting and an increase in amortization expense due to the fresh start adjustment of identifiable intangible assets. Depreciation expense totaled $3,419 for the nine months ended March 31, 2005 and $4,468 for the nine months ended March 31, 2004. Amortization expense was $735 for the nine months ended March 31, 2005 and $404 for the nine months ended March 31, 2004. Also, cost of sales in the third quarter of fiscal 2004 included an additional amount of $1,500 above the Company’s normal manufacturing cost. In accordance with “fresh-start” accounting principles, inventory as of December 31, 2003, was recorded at fair value, which amount approximated $1,500 above manufacturing cost in the Company’s condensed consolidated balance sheet as of December 31, 2003.

The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. The first nine months of fiscal 2005 consisted of 40 weeks as compared to the first nine months of fiscal 2004 that consisted of 39 weeks. As a result, an increase of approximately 2.5% in sales and costs and expenses resulted from the additional week in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.

The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the nine months ended March 31, 2005 and 2004:

	Reorganized Company		Pro Forma Results
	Nine Months Ended		Nine Months Ended
	March 31, 2005		March 31, 2004
Net sales	$119,972	100.0%	$107,454	100.0%

Costs and expenses:
Cost of sales	71,278	59.4	65,836	61.3
Marketing and selling	17,967	15.0	17,040	15.8
Research and development	4,598	3.8	4,602	4.3
General and administrative	11,360	9.5	10,825	10.1
Amortization of intangible assets	735	0.6	404	0.4

Income from operations	14,034	11.7	8,747	8.1

Net Sales. Net sales increased 11.6% to $119,972 in the first nine months of fiscal 2005 from $107,454 in the first nine months of fiscal 2004, due in part to the additional week during the first nine months of fiscal 2005. Metal halide product sales for the first nine months of fiscal 2005 increased 16% to $94,646 compared with $81,872 in the same period last year. This increase in metal halide product sales was primarily the result of an increase in lamp and material sales. Non-metal halide lighting product sales decreased 17% over the year ago period due primarily to a decrease in power supply sales.

Total lighting product sales inside the U.S. increased 12% in the first nine months of fiscal 2005 as compared to the same period a year ago primarily due to an increase in lamp and power supply sales. Total lighting product sales outside the U.S. increased 9% as compared to the year ago period due primarily to increases in lamp and material sales and an increase in foreign currency exchange rates.

Cost of Sales. Cost of sales increased 8.3% to $71,278 in the first nine months of fiscal 2005 from $65,836 in the first nine months of fiscal 2004, due in part to the additional week during the first nine months of fiscal 2005. As noted above, in accordance with “fresh-start” accounting principles, inventory as of December 31, 2003, was recorded at fair value, which amount approximated $1,500 above manufacturing cost in the Company’s condensed consolidated balance sheet as of December 31, 2003. This additional amount reduced reported gross margin and net profit in the third quarter of fiscal 2004 as the inventory was sold. As a percentage of net sales, cost of sales was 59.4% for the first nine months of fiscal 2005. This compares with cost of sales of 61.3% for the first nine months of fiscal 2004, including the $1,500 described above. The additional $1,500 represented 1.4% of sales in the first nine months of fiscal 2004.

Cost of sales expense was positively impacted by the continuing transfer of lamp and power supply production to India, improvements in cost management, an improvement in the product mix (stronger growth in lamp and material sales than in power supply sales), and a reduction in depreciation expense of $637 related primarily to the effects of the application of fresh-start accounting principles at December 31, 2003. Cost of sales expense was negatively impacted by increases in the cost of copper and steel used in the production of power supplies as compared to the year ago period and additional costs due to its previously announced transition of the Company’s North American power supply manufacturing operation to Chennai, India. While this transition will result in higher costs during the last half of fiscal 2005, the Company believes that the lower cost of production in India will benefit the Company in fiscal 2006 and beyond.

Marketing and Selling Expenses. Marketing and selling expenses increased 5.4% to $17,967 in the first nine months of fiscal 2005 from $17,040 in the first nine months of fiscal 2004. As a percentage of net sales, marketing and selling expenses decreased to 15.0% in the first nine months of fiscal 2005 from 15.8% in the first nine months of fiscal 2004. The decrease as a percentage of sales resulted from the significant increase in sales that occurred while marketing and selling expenses grew at a slower rate.

Research and Development Expenses. Research and development expenses remained consistent at $4,598 in the first nine months of fiscal 2005 as compared to $4,602 in the first nine months of fiscal 2004. Research and development expenses incurred related to: (i) expansion of the product line and continued improvement in lamp technology including the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and, (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses increased 4.9% to $11,360 in the first nine months of fiscal 2005 as compared to $10,825 in the first nine months of fiscal 2004. The increase in general and administrative expenses was primarily due to an increase in the CEO retention bonus expense of $507 (A total of $2,027 is being accrued ratably over the twelve months ended fiscal 2005, while $2,027 was accrued over the last six months of fiscal 2004). The after-tax amount of the fiscal 2005 CEO retention bonus, approximately $1,147, is scheduled to be applied against the Company’s receivable from the CEO in July 2005.

Amortization of Intangible Assets. Amortization expense increased to $735 in the first nine months of fiscal 2005 from $404 in the first nine months of fiscal 2004. The increase was due to the amortization of identifiable intangibles established at December 31, 2003 in accordance with the provisions of fresh-start accounting.

Income from Operations. As a result of the items noted above, the Company realized income from operations in the first nine months of fiscal 2005 of $14,034 as compared to pro forma income from operations of $8,747 in the year ago period.

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

The Bank Credit Facility is a $30,000 facility that consists of a term loan that requires monthly principal payments of $183 ($8,250 outstanding at March 31, 2005) with a revolving credit loan, subject to availability, making up the remainder of the facility. The amount outstanding under the revolving credit loan was $6,372 at March 31, 2005. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (6.50% at March 31, 2005). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (7.25% at March 31, 2005). The final maturity of the revolving credit facility and the term loan is December 10, 2008.

The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Minimum Adjusted EBITDA and Capital Expenditures. At March 31, 2005, the Company was in compliance with the terms of the Bank Credit Facility. The principal security for the Bank Credit Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom as well as the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.

Cash decreased $2,218 during the nine months ended March 31, 2005. Cash used in operating activities totaled $1,353, cash used in investing activities totaled $3,685, and cash provided by financing activities totaled $2,820.

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities totaled $1,353 for the nine months ended March 31, 2005. This reflects the $12,584 payment of both semi-annual interest payments related to the Company’s Senior Notes due March 31 and September 30. It also reflects the impact of one-time payments of reorganization expenses totaling $1,842 and pre-petition liabilities of $371 related to the Company’s emergence from Chapter 11 Bankruptcy, which have now been fully paid. Finally, net cash used in operating activities reflects an increase in inventory of $5,671. A portion of the increase in inventory is expected to be a permanent increase due to the longer supply chain which results from the continuing shift of production to India, but a portion also resulted from a temporary increase in safety stocks to minimize the risk of supply disruptions during the repositioning of manufacturing to India. The Company expects that the safety stock inventory levels will be reduced when the transfer of power supply production from North America to India is completed. The Company does not believe any further increase in inventory levels will be required as reductions in safety stock requirements offset any future growth in inventories associated with expanding revenues.

Net Cash Used in Investing Activities. In the nine months ended March 31, 2005, net cash used in investing activities totaled $3,685, including $4,135 related to capital expenditures for plant and equipment, the majority of which relates to machinery and equipment. The capital expenditures in fiscal 2005 also include a building purchase of $1,232 in Chennai, India, that will house the Company’s power supply manufacturing operation. The Company will move these operations from its existing lamp manufacturing facility resulting in additional capacity for the Company’s lamp manufacturing operations. The Company’s capital expenditure program is expected to approximate between $5,000 and $6,000 in fiscal 2005. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.

Net Cash Provided by Financing Activities. In the nine months ended March 31, 2005, net cash provided by financing activities was $2,820 resulting from an increase in borrowings on the Company’s revolving credit loan of $6,372, net of $3,552 of scheduled payments of long-term debt that included the one-time payment of $1,402 to Rohm and Haas Company related to a promissory note obligation.

The interest-bearing obligations of the Company totaled $133,683 as of March 31, 2005, and consisted of: $14,622 outstanding under the Bank Credit Facility; $114,400 of 11% Senior Notes; mortgages of $4,371; and obligations of foreign subsidiaries and other debt of $290.

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

Valuation of Accounts and Notes Receivable and Loan Receivable from Officer

Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $29,958, net of an allowance of $851 as of March 31, 2005.

The Company also has a loan and interest receivable of $2,914 from the Chief Executive Officer. The loan documents require that the after-tax proceeds of bonuses payable to the CEO be applied against the loan and interest. In the second quarter of fiscal 2005, the Company applied the after-tax proceeds of the CEO retention and performance bonuses of $1,314 to the balance outstanding. Management periodically evaluates the adequacy of the underlying assets to repay this loan. The Company believes the loan receivable amount will be realized in accordance with the terms of loan documents.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended March 31, 2005, there have been no material changes in the reported market risks presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

Item 4. Controls and Procedures

The Company evaluated the design and operation of its disclosure controls and procedures as of March 31, 2005, to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and chief accounting officer. The principal executive officer and chief accounting officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.
Date: May 16, 2005	By:	/s/ Wayne R. Hellman
Wayne R. Hellman
Chief Executive Officer

Date: May 16, 2005	By:	/s/ Christopher F. Zerull
Christopher F. Zerull
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated
Number	Title	by Reference
2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004	(2)

3.2	Amended and Restated Code of Regulations	(2)

4.1	Reference is made to Exhibit 2.1

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.