Form 10-K
period 2005-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2005-09-28
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check ( Ö ) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 1,184 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of September 28, 2005.
Documents Incorporated by Reference
None

INDEX
Advanced Lighting Technologies, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
This Report contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of Advanced Lighting Technologies, Inc. and its subsidiaries (the “Company” or “ADLT”), its directors or its officers. For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The forward looking statements include statements with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) continued growth of the metal halide lighting market; (iv) the Company’s operating strategy and growth strategy; (v) the declaration and payment of dividends; (vi) litigation affecting the Company; (vii) the timely development and market acceptance of new products; (viii) the ability to provide adequate incentives to retain and attract key employees; and (ix) the impact of competitive products and pricing. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The accompanying information contained in this Report, including without limitation the information set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” identifies important factors that could cause such differences.
PART I
Item 1. Business
Background
The Company was formed on May 19, 1995 and acquired ownership, primarily by merger, of affiliated companies that were previously under common ownership and management (the “Predecessors”). Unless the context otherwise requires, the “Company” refers to Advanced Lighting Technologies, Inc., its subsidiaries and the Predecessors. Industry data in this Report with respect to the lighting industry is reported on a calendar year basis and includes the industrial, commercial and residential sectors but not the automotive sector. Unless otherwise stated herein, such industry data is derived from selected reports published by the National Electrical Manufacturers Association (“NEMA”).
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

The Company has derived a substantial portion of its net sales from international business. Revenues from customers outside of the United States represented approximately 51% of net sales for fiscal 2005. The Company’s operations in India now produce about 75% of its component products sold worldwide. International markets represent long-term attractive opportunities for metal halide lighting products due to the increasing demand for energy-efficient lighting products. The energy efficiency of metal halide lighting is especially desirable in developing nations such as China due to the relatively higher cost of energy and the high cost of power plant construction in these countries.
In the United States, the metal halide market is the fastest growing segment of the lighting market, demonstrated by metal halide lamp unit sales having grown at a compound annual rate of approximately 8% in the past decade, although growth has varied substantially from year to year. In calendar year 2004, sales of metal halide products hit a record due to the continuing recovery of the U.S. economy over the past several years. Unit sales in calendar 2004 were up 4% over the sales in the previous calendar year. In light of these results, the Company believes the U.S. metal halide industry has recovered and that sales of metal halide lighting will continue to grow at a moderate pace. The Company’s strong market position, new product development capabilities, and participation in international markets have enabled the Company to increase its revenues in its core metal halide operations at rates in excess of the growth of the domestic metal halide market. The Company has integrated vertically to design, manufacture and market a broad range of metal halide products, including materials used in the production of lamps, and lamps and other components for lighting systems as well as metal halide lighting systems. The Company’s materials and components are used in the manufacture of its own lighting systems for sale to end-users and are sold to third-party manufacturers for use in the production of their metal halide products.
Emergence from Bankruptcy
On December 10, 2003, Advanced Lighting Technologies, Inc. and six of its United States subsidiaries, (collectively, the “Debtors”), completed a financial restructuring when their Fourth Amended Chapter 11 Plan of Reorganization (the “Final Plan”) under the U.S. Bankruptcy Code (the “Bankruptcy Code”) became effective and was substantially consummated. ADLT’s non-U.S. operating subsidiaries and Deposition Sciences, Inc., a U.S. subsidiary, were not a part of the proceedings under the Bankruptcy Code. References to “Predecessor Company” refer to the Company prior to the completion of the reorganization. References to “Reorganized Company” refer to the Company on and after the completion of the reorganization.
The Debtors filed for reorganization under the Bankruptcy Code on February 5, 2003. From February 5, 2003 to December 10, 2003, the Debtors operated their businesses as debtors-in-possession under court protection from their creditors and claimants. Following approval by the creditors, preferred shareholders and the common shareholders of the Predecessor Company entitled to vote on the reorganization plan, on December 8, 2003, the Bankruptcy Court entered an order confirming the Final Plan. On December 10, 2003, the Effective Date of the Final Plan occurred and the reorganization of the Company was substantially completed.
Pursuant to the terms of the Final Plan, Saratoga Lighting Holdings, LLC (“Saratoga”) received, in exchange for cancellation of its holdings of the Predecessor Company’s Series A Preferred Stock and Common Stock (purchased from General Electric Company on August 15, 2003 for $12 million), and an $18 million cash investment, new redeemable preferred stock of the Reorganized Company, with an initial liquidation preference of $29 million, and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, after the issuance of common stock of the Reorganized Company to its senior management pursuant to the 2003 Equity Incentive Plan).

With respect to the Predecessor Company’s $100 million 8% Senior Notes due 2008 (the “Old Notes”) and the related accrued but unpaid interest of $14.4 million as of December 31, 2003, the Final Plan provided that the Old Notes be exchanged for an aggregate principal amount of $114.4 million of 11% Senior Notes due 2009 (the “New Notes”). The New Notes bear interest at 11% from January 1, 2004, and become due on March 31, 2009. Upon the Effective Date of the Final Plan, pursuant to the approval of the Plan by holders of the Old Notes, all then existing defaults under the Indenture relating to the Old Notes were waived.
The New Series A Preferred has a liquidation preference of $1,000 per share, plus dividends at the rate of 8% per annum, when and if declared. The cumulative undeclared dividends were $3.8 million as of June 30, 2005. The initial carrying amount of the New Series A Preferred was set at $29 million, the estimated fair value at the date of issuance. The Holder of the New Series A Preferred may, by notice, require the Company to redeem the outstanding New Series A Preferred within 21 days following the occurrence of certain corporate events. The Company may redeem the New Series A Preferred in whole, but not in part, at any time. The redemption price for the New Series A Preferred is equal to the liquidation preference amount for such shares. The New Series A Preferred shares are each entitled to one vote on each matter presented to shareholders of the Company, as well as one vote on each matter required to be voted upon by the New Series A Preferred as a class. As a consequence, the New Series A Preferred represents approximately 96.3% of the voting power of the Company at June 30, 2005. As of June 30, 2005, Saratoga held 98.8% of the voting power of the Company.
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
While domestic sales of incandescent and fluorescent lamps have grown at a compound annual rate of approximately 2% over the past decade, domestic metal halide lamp sales have grown at a compound annual rate of approximately 8% over the same period, making metal halide the fastest growing segment of the approximately $2.5 billion domestic lamp market. In 2004, metal halide accounted for approximately 11% of domestic lamp sales by dollar volume.
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
Demand for Specialized Lamps
The demand for specialized metal halide lamps has increased as the Company’s original equipment manufacturer (“OEM”) and lighting agent customers have recognized the benefits associated with using specialized metal halide products. Although GE, Philips and the Osram unit of Siemens are the lighting industry leaders, these companies have traditionally focused on the larger incandescent and fluorescent markets and have limited production of metal halide lamps to general applications, such as commercial and industrial applications. While these standard-type metal halide lamps represent a substantial majority of total metal halide lamp sales, they do not afford the OEM or lighting agent complete flexibility in designing lighting contract bids. When an agent places his bid for a lighting contract, he may specify the Company’s specialized metal halide lamps that give better light and greater energy savings in an attempt to differentiate his bid from a competitor who only specifies standard products.
Development of New and Advanced Metal Halide Power Supplies
Historically, the introduction of new metal halide lamps and systems has been constrained by the lack of complementary metal halide power supplies. Significant engineering expertise is required to adapt existing power supplies for new metal halide products. The Company believes that while domestic sales of metal halide power supplies approximated $200 million in 2004, power supply manufacturers, like lamp manufacturers, have focused on the larger fluorescent power supply market and, to a lesser extent, on the standard-type metal halide lamp market rather than development of new power supply products for specialized metal halide products and applications. Since the Company acquired its power supply manufacturing operations in 1997, the development of appropriate power supply sources focused on metal halide has enhanced the expansion of metal halide applications, reduced the development time required to introduce new metal halide products and improved the reliability and durability of existing metal halide products.
Opportunity for Integrated Metal Halide Systems
Metal halide systems for commercial and industrial applications are assembled primarily by fixture manufacturers, lighting agents, and intermediaries who are limited in their ability to integrate different components that comprise a metal halide system. The Company believes that significant growth opportunities exist through the packaging of compatible, reliable system components for OEM customers from a single supplier. In addition, the Company believes that metal halide systems have significant potential to displace older lighting technologies in traditional applications. Other more recent applications for metal halide systems include fiber optic systems, electronic display projectors and automotive headlamps.
International Demand for Metal Halide
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
Continue to Use Vertical Integration
The Company began operations as a manufacturer of metal halide salts and expanded into production of system components, initially lamps. The Company has expanded its focus to include magnetic and electronic power supplies. The Company has broadened its materials manufacturing capabilities to include filtering and optical coatings for lighting applications. Through this vertical integration, the Company is able to develop and package complementary system components which enable metal halide lighting to penetrate applications and markets currently served by older technologies. The Company will continue to use vertically integrated operations where it has competitive advantages based on patent-protected technology and first-to-market product leadership.
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
Seek to Demonstrate Superiority of Metal Halide Lighting Solutions
The Company seeks to demonstrate the superiority of metal halide lighting solutions to its customer base, including OEMs, lighting agents and contractors, thereby stimulating domestic and international demand for the Company’s products. The Company believes that metal halide lighting systems have significant potential to displace older lighting technologies in traditional applications, as well as more recent applications such as fiber optic systems, electronic display projectors and automotive headlamps.
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
Increase Sales of Existing Products
By expanding existing relationships and developing new relationships with lighting agents, other lighting manufacturers and OEMs, the Company expects to increase sales of existing specialty lamps and power supplies. The Company also expects its sales of replacement lamps, as well as power supplies, to increase as the installed base of fixtures for the Company’s specialty lamps and power supplies increases. The Company expects to increase sales in the replacement lamp market, in part through a direct marketing approach to end users. The Company prints its toll-free phone number and web site on most lamps, and customers can order replacement lamps directly from the Company for express delivery. In addition, this interaction with customers provides the Company with the opportunity to market additional metal halide products.
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

Products
The Company designs, manufactures and sells metal halide materials, components and systems, which are used in a wide variety of applications and locations including:

- floodlighting	- sports arena lighting	- general lighting
- architectural area lighting	- commercial downlighting	- industrial highbays
- general industrial lighting	- airport and railway station	- tunnel lighting
- billboard and sign lighting	lighting	- indirect indoor sports
- site lighting	- gas station canopy lighting	and office lighting
- soffit lighting	- interior downlighting	- parking garage lighting
- hazardous location lighting	- decorative lighting	- security lighting
- accent lighting	- retail store downlighting and track lighting	- landscape lighting
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
The Company produces over 300 different metal halide salts that can be used in metal halide lamps to produce different lighting characteristics. In addition to meeting its own needs, the Company believes it produces all of the metal halide salts used in metal halide lamps manufactured in the United States, including those manufactured by GE, Philips and Osram, and 80% of the metal halide salts used in metal halide lamps manufactured overseas. The Company serves all major lamp manufacturers, each of which uses different metal halide salts. The Company vigorously guards each customers’ specific formulas from other customers, including the Company’s own lamp engineers. Because of its ability to produce these ultra pure metal halide doses, the Company has also been called upon by its lamp manufacturer customer base to produce most of the amalgams used in the domestic production of HPS lighting and, most recently, to develop and supply a new amalgam for fluorescent applications.
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
The Company believes it differentiates itself from other metal halide lamp manufacturers by offering a wider variety of lamps, many of which have been customized to offer a specific solution to a lighting problem. Since 1985, the Company believes that it has introduced a majority of the new lamps in the domestic, metal halide lamp industry. Currently, the Company offers approximately 400 lamps ranging from 50 watts to 2,000 watts. In certain instances, the Company produces these products for its competitors on a private label basis in order to capture sales through competitors’ distribution channels. The Company also sells standard-type lamps, which it manufactures at its facility in India or sources from other manufacturers.
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
The Company manufactures and sells magnetic power supplies for HID lighting systems, currently offering over 450 power supply products. The Company also sells electronic power supplies and controls for metal halide lighting systems.
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
Production Equipment
The Company has the expertise to manufacture and sell turnkey lamp production manufacturing groups. A metal halide lamp production equipment group consists of up to 50 different production machines. Each lamp production equipment group sells for between approximately $1.0 million to $5.0 million. In order to maintain manufacturing flexibility, the Company must continually update its own component production equipment, through the internal design and fabrication of production equipment. The Company has leveraged its manufacturing expertise by selling lamp production equipment groups in international markets to independent companies or to joint ventures with local lamp manufacturers. In connection with each lamp production equipment group sale, the Company is required to provide lamp designs and specifications, and production training, at the same time, creating a customer for its materials products.
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
International Sales
International sales aggregated $80.6 million (51% of net sales) for fiscal 2005, $37.9 million (51% of net sales) for the six months ended June 30, 2004, $34.8 million (49% of net sales) for the six months ended December 31, 2003, and $75.5 million (52% of net sales) for fiscal 2003. For information regarding the Company’s international operations, see Note L to “Notes to Consolidated Financial Statements.”
Product Design and Development
Management believes one of its key strengths is its ability to design and develop new products. The Company has dedicated research and development efforts in each of its product lines having invested $18.5 million or 4.1% of net sales into research and development over the last three full fiscal years. In the year ended June 30, 2005, the Company invested $6.1 million (3.8 % of net sales) in research and development; in the six months ended June 30, 2004, $2.8 million (3.8% of net sales); in the six months ended December 31, 2003, $3.1 million (4.4% of net sales); and in fiscal 2003, $6.5 million (4.5% of net sales). The Company has developed new applications for metal halide lighting, improved the quality of its materials, and introduced new specialized products, such as the Uni-Form® pulse start products. Uni-Form® pulse start products are the second generation of metal halide components and systems which permit (a) increased light output with lower power consumption, (b) faster starting, (c) a quicker restart of lamps which have been recently turned off, and (d) better color uniformity. Historically, the Company’s efforts primarily have been focused on the development of materials and system components.
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
Materials
The Company markets materials (metal halide and other salts) and thin-film coatings directly to other high intensity discharge lamp manufacturers, primarily GE, Philips and Osram for use in their manufacture of lamps. The Company also markets lamp materials to its joint venture partners. In addition, the Company works very closely with its customers to manufacture materials according to their specifications. Certain customer-developed materials are considered proprietary to the Company’s customers. Other lamp components manufactured by the Company are used primarily in the manufacture of its own lamps. The principal customers for the thin-film coating products of the Company include major lamp manufacturers. In addition, the Company markets its thin-film coatings to government suppliers for use in aerospace applications and to fiber optic telecommunications systems manufacturers. Sales of materials accounted for approximately 22.8% of the Company’s revenues in fiscal 2005, 25.5% for the six months ended June 30, 2004, 24.3% for the six months ended December 31, 2003, and 20.5% in fiscal 2003.
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
The Company also has distributed its metal halide lamps through lighting agents. Unlike GE, Philips and Osram, which each have extensive local distributor relationships, the Company has entered into agency agreements with lighting agents who represent a full line of fixture manufacturers, under which the agent receives a commission for selling the Company’s lamps. The Company believes it is the only major lamp manufacturer to distribute its products through lighting agents. This relationship allows the lighting agent to package the Company’s metal halide lamps with the other products included in its bid on a project. By bidding a more complete or unique package, the lighting agent has a competitive advantage over less complete bids and, if selected, earns a commission on Company lamps sold, which agents generally do not receive from other lamp suppliers.
The Company intends to increase its sales of replacement lamps through direct marketing by exploiting the Company’s internally developed capabilities. The Company prints its toll-free number on most lamps that it sells, allowing a customer to call the Company, rather than an electrical distributor, to order a replacement lamp. This enables the customer to speak to a more knowledgeable representative, thereby increasing the accuracy and efficiency of service to the end user. This interaction also allows the Company to suggest enhanced products better suited for the end user’s needs. In addition, the Company telemarkets replacement lamps in connection with catalogue distributions. Lamps are delivered by express courier to end users, thereby providing service efficiency comparable to local electrical distributors. Replacement lamps are typically sold at a higher gross margin than lamps sold initially through OEMs or lighting agents.
In addition to packaging power supplies with lamps, the Company is continuing direct marketing to OEMs and sales through electrical distributors. Sales of system components accounted for approximately 67.2% of the Company’s revenues in fiscal 2005, 66.1% for the six months ended June 30, 2004, 66.6% for the six months ended December 31, 2003, and 66.1% in fiscal 2003.
Systems
Several of the Company’s foreign operations market Ruud Lighting systems. Prior to the sale of the Company’s fixture subsidiaries in December 2001, most of the Company’s commercial lighting system sales were made by these subsidiaries and were marketed primarily under the trade name “Ruud Lighting.” Ruud Lighting marketed and distributed its products primarily by direct marketing to lighting contractors. In addition to fixture products that are sold by some of the Company’s foreign operations including fixtures purchased from Ruud Lighting, the Company’s remaining system products are “retrofit kits,” which combine the Company’s lamps, power supplies and/or other components in a single system. These retrofit kits allow an end user to replace the lighting system within an installed fixture to improve lighting and/or energy efficiency with minimal out-of-pocket cost. By marketing these retrofit metal halide systems, the Company believes it may capture a greater market share in the metal halide industry. Systems accounted for approximately 6.0% of the Company’s revenues in fiscal 2005, 5.7% for the six months ended June 30, 2004, 6.5% for the six months ended December 31, 2003, and 6.2% in fiscal 2003.
Production Equipment
The Company’s production equipment is manufactured for internal use and is marketed to existing companies for turnkey production of thin-film coatings and metal halide lamps. External sales of production equipment accounted for approximately 4.0% of the Company’s revenues in fiscal 2005, 2.7% for the six months ended June 30, 2004, 2.6% for the six months ended December 31, 2003, and 7.2% in fiscal 2003.
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
The Company produces magnetic power supplies at its facility in Chennai (Madras) India, which operates six days a week with two full shifts. The manufacture of magnetic power supplies is a combination of batch and production line processes. The production line process starts with a coil winding department, progresses to an in-line coil and core operation and then to final assembly. Subassemblies for ignitors and capacitors are located off-line in a batch operation for inclusion in final assembly.
The Company produces all of the metal halide salts it uses and sells at its facility in Urbana, Illinois. The Urbana facility, which operates five days per week with a single shift, also produces precision metal pieces and high-speed dispensers for salts and metal pieces that are used by the Company and sold to other metal halide lamp manufacturers.
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
Raw Materials and Suppliers
The Company sources its raw materials from a variety of suppliers. Presently, it sources most of its quartz tubing and borosilicate glass bulbs for lamps from GE and Osram. Although an interruption in these supplies could disrupt the Company’s operations, the Company believes that alternative sources of supply exist and could be arranged prior to the interruption having a material adverse effect on the Company’s operations or sales. The materials for the Company’s power supply products are readily available on the open market. The Company also purchases certain of its industrial standard-type lamps from GE.
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
Competition
General
Metal halide systems compete with other types of lighting technology for many applications. The Company’s metal halide lamps compete with lamps produced by other metal halide lamp manufacturers, primarily GE, Philips and Osram. Metal halide technology is the newest of all major lighting technologies and although the market awareness and the uses of metal halide lamps continue to grow, competition exists from older technologies in each metal halide application.
Materials
The Company produces materials that are used by the Company and virtually all other manufacturers of metal halide lamps. In metal halide salts, where the Company has successfully used its technology focus and manufacturing capability to develop superior products, the Company believes it has no competitors in the United States and only several smaller competitors internationally. The competition in salts is based on the technological ability to develop salt formulation for customers and maintain product uniformity and purity. The Company believes it is the leading producer of salts because it is the leader in uniformity and purity. In other materials categories, the Company’s chief competition is internal production by GE, Philips and Osram. The competition in these products is based primarily on price and delivery, with some competition based on technological ability to create solutions for unique applications. The Company’s products compete most effectively for external sales where they are created for unique applications.
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
System Components
GE, Philips and Osram are the Company’s principal competitors in the production of metal halide lamps. Although GE, Philips and Osram have focused their efforts on the larger incandescent and fluorescent markets, all three companies produce metal halide lamps. These three companies have emphasized sales of a relatively small variety of standard-type metal halide lamps, such as those found in the most common commercial and industrial applications, which the Company believes represents approximately 75% of the total metal halide lamp segment.
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
The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its future financial position or results of operations. Capital expenditures and operating expenses in fiscal 2005, fiscal 2004, and fiscal 2003 attributable to compliance with such legislation were not material.
Employees
As of June 30, 2005, the Company had approximately 1,384 full-time employees, consisting of employees engaged in the designing, manufacturing and marketing of materials (178 employees), system components and systems (1,186 employees), and production equipment (10 employees) and 10 employees in corporate/administrative services. The Company believes that its employee relations are good. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.
Item 2. Properties
The Company’s headquarters are located in Solon, Ohio, and the Company maintains manufacturing facilities in California, Ohio, Illinois, and Chennai (Madras), India. Set forth below is certain information with respect to the Company’s principal facilities as of June 30, 2005:

		Approximate
		Square	Owned/
Facility Location	Activities	Footage	Leased
North America

Solon, Ohio	System components manufacturing,	330,000	Owned
	distribution warehouse, office

Santa Rosa, California	Manufacturing, office	144,000	Leased
Urbana, Illinois	Materials manufacturing, office	120,000	Owned
Mississauga, Ontario, Canada	Distribution warehouse	13,000	Leased

Other

Chennai (Madras) India	System components manufacturing	180,000	Owned
Chennai (Madras) India	System components manufacturing	100,000	Owned
Wantirna South, Victoria, Australia	Distribution warehouse, office	33,000	Owned
Nottingham, England	Distribution warehouse	14,000	Leased
Rickmansworth, England	Sales office	5,000	Leased
The Solon, Ohio facility is subject to a mortgage of $4.2 million as of June 30, 2005. The Urbana, Illinois facility is a portion of the security for the Bank Credit Facility (see Note D “Financing Arrangements,” in Notes to Consolidated Financial Statements in Item 8). The aggregate annual rental cost of leased facilities is approximately $1.6 million, and the average remaining lease term is approximately five and a half years.
Item 3. Legal Proceedings
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
The Company’s 2003 Equity Incentive Plan was approved by the Company’s sole shareholder and 2.20 shares of Company Common Stock were available for grant under the Plan as of June 30, 2005. In July 2005, the Company’s 2005 Equity Incentive Plan was adopted by the Company’s Board of Directors and will be voted upon by the Company’s shareholders. 80.737 shares of Company Common stock were made available for grant under the Plan.

Item 6. Selected Financial Data
The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. As a result, fiscal 2005 and 2001 consisted of 53 weeks as compared with fiscal 2004, 2003 and 2002 that included 52 weeks. Certain amounts for prior years have been reclassified to conform to the current year reporting presentation.
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

	Reorganized Company		Predecessor Company
	Year	Six Months	Six Months
	Ended	Ended	Ended
	June 30,	June 30,	December 31,	Year Ended June 30,
	2005	2004	2003	2003	2002	2001
			(In thousands)
Operating Statement Data:
Net sales	$157,770	$74,075	$70,510	$145,087	$164,786	$219,347

Costs and expenses:
Cost of sales	93,576	43,230	43,361	93,167	109,758	136,538
Marketing and selling	25,800	11,766	11,966	23,233	32,223	43,186
Research and development	6,069	2,839	3,095	6,494	6,850	10,793
General and administrative	13,072	8,237	5,553	10,215	14,050	13,138
Provision for loan impairment	—	—	—	2,700	7,100	—
Refinancing and non-recurring items	—	—	—	2,387	—	—
Gain on settlement of lawsuit (1)	—	—	—	—	(554)	—
Gain on sale of property	—	—	—	(62)	(80)	(1,115)
Special charges and asset impairment (2)	—	—	—	13,157	10,561	—
Amortization of intangible assets	1,028	474	177	343	336	2,862

Income (loss) from operations	18,225	7,529	6,358	(6,547)	(15,458)	13,945
Other income (expense):
Interest income (expense), net	(13,444)	(6,621)	(7,271)	(11,046)	(11,777)	(12,824)
Income (loss) from investments (3)	3,234	98	3	(1,596)	(2,347)	(234)
Gain on restructuring (4)	—	—	1,184	—	—	—
Write-off of deferred loan costs (4)	—	—	(2,251)	—	—	—
Reorganization expenses (4)	—	—	(11,258)	(7,435)	—	—
Gain (loss) from sale of fixture subsidiaries (5)	—	—	—	(1,003)	227	—

Income (loss) before income taxes, minority interest, and cumulative effect of accounting change	8,015	1,006	(13,235)	(27,627)	(29,355)	887
Income taxes	1,497	489	360	946	252	516

Income (loss) before minority interest and cumulative effect of accounting change	6,518	517	(13,595)	(28,573)	(29,607)	371
Minority interest in income of consolidated subsidiary	(678)	(258)	(251)	(333)	(219)	(100)

Income (loss) before cumulative effect of accounting change	5,840	259	(13,846)	(28,906)	(29,826)	271
Cumulative effect of accounting change (6)	—	—	—	—	(71,171)	—

Net income (loss)	$5,840	$259	$(13,846)	$(28,906)	$(100,997)	$271

	Reorganized Company		Predecessor Company
	June 30,		June 30,
	2005	2004	2003	2002	2001
			(in thousands)
Balance Sheet Data:

Cash and cash equivalents	$2,643	$4,701	$4,167	$2,874	$3,652
Total assets	199,837	194,557	174,276	193,700	316,001
Total debt outstanding	132,010	131,313	134,661	139,687	163,772
Preferred stock	29,338	29,338	24,475	22,290	19,554
Common shareholders’ equity (deficit)	7,281	1,174	(22,704)	3,282	98,290

(1)	In fiscal 2002, the Company recorded a gain on the settlement of a claim, net of legal fees, as a result of the enforcement of a non-compete agreement with several former employees of a subsidiary of the Company.

(2)	In fiscal 2001 and 2002 the Company’s subsidiary Deposition Sciences, Inc. (“DSI”) made significant investments in building telecommunication product manufacturing equipment and related facilities to apply its thin-film coating technology to telecom products. With the decline in the global telecommunication business and uncertainty regarding the recovery of the telecom market, the Company recognized a $10,433 charge in fiscal 2003 related to the abandonment of certain long-lived assets and write down of certain assets held for sale to fair value. The Company also recorded a charge of $1,150 in fiscal 2003 for an impairment related to a non-refundable option to purchase for $11,500 the building currently leased by DSI that was not likely to be exercised before its original expiration in March 2004. Additionally, as a result of the delisting of the Company’s common shares from the Nasdaq National Market, the Company recorded an asset impairment charge of $1,163 for the write-off of deferred costs associated with its shelf offerings in fiscal 2003. The Company also recognized a $411 charge in fiscal 2003 related to the abandonment of lamp manufacturing equipment. Fiscal 2002 results include special charges related to the consolidation of the Company’s power supply manufacturing operations into its high-efficiency facility in Chennai (Madras), India, reduction of staffing levels at most locations, and evaluation of equipment and investments in light of its long-term strategies. The amounts are classified in the fiscal 2002 statement of operations as: cost of sales — $688 and, special charges — $10,561.

(3)	After completion of the Final Plan of Reorganization, the Company retained an interest in Fiberstars, Inc. (Fiberstars) consisting of two warrants with an exercise price of $.01 per share that included the right to acquire, upon meeting certain vesting provisions, an aggregate of 407,000 shares of Fiberstars common stock. Due to the vesting provisions associated with sales volume requirements, the warrants were accounted for as cost investments and not marked to market as derivative financial instruments pursuant to the requirements of Statement of Financial Accounting Standards (“FAS”) No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. Upon satisfying the sales volume requirements the warrants are accounted for as derivative financial instruments and marked to market in accordance with FAS No. 133 requirements. In June 2005, one of the warrants became fully exercisable, and the Company purchased 175,750 shares. These shares have been marked to fair value at June 30, 2005 based upon the closing share price of $9.91 or a total value of approximately $1,740. The remaining warrant was accounted for as a derivative on June 30, 2005 and valued based upon appraisal at $5.87 per share or approximately $1,357. The total gain recognized with regard to recording the Company’s investment at fair value at June 30, 2005 is $2,450.
Income from investments in fiscal 2005 also includes a gain on the sale of an investment of $320. The remainder of the income from investments for fiscal 2005 of $464 and for the last six months of fiscal 2004 of $98 represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications. In fiscal 2003, the Income (loss) from investments includes a charge of $703 related to impairment of its investment in a foreign joint venture involved in the manufacturing of metal halide lamps. In fiscal 2002, the loss from investments includes a loss from the sale of a preferred stock investment in Venture Lighting Japan of $2,007. The remainder of the income or loss for the six months ended December 31, 2003, fiscal 2003, fiscal 2002 and fiscal 2001 represents the equity income or loss from the Company’s investment in Fiberstars, Inc. a marketer and distributor of fiber optic lighting products.

(4)	In the six months ended December 31, 2003, the Company recorded several items related to the Company’s reorganization and emergence from bankruptcy. The gain on restructuring of $1,184 includes a net increase in the receivable from officer of $1,169 related to the settlement related to the officer loan approved by the bankruptcy court, as well as the impact of the implementation of the court-approved plan and a settlement with General Electric related to amounts owed to and receivable from GE. The write-off of deferred loan costs of $2,251 is related to the accounting for the cancellation of the $100,000 8% Senior Notes in accordance with Emerging Issues Task Force No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Reorganization expenses of $11,258 represent the cost of consultants, investment bankers, and attorneys related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy. Reorganization expenses of $7,435 were also incurred in fiscal 2003.
(5)	The loss from sale of fixtures subsidiaries of $1,003 in fiscal 2003 relates to a settlement, approved by the Bankruptcy Court, pursuant to which the Company and Ruud Lighting, Inc. and its shareholders settled a dispute related to the sale of the fixture subsidiaries. The gain from sale of fixtures subsidiaries of $227 in fiscal 2002 related to the sale of fixtures subsidiaries.
(6)	In fiscal 2002, the Company recorded $71,171 as a cumulative effect of accounting change relating to the impairment of goodwill and other indefinite lived intangible assets in accordance with the Financial Accounting Standards Board Statement of Accounting Standards (FAS) No. 142, Goodwill and Intangible Assets. FAS No. 142 provides authoritative guidance on accounting for and financial reporting of goodwill and intangible assets acquired in business combinations. FAS No. 142 requires that these assets be tested for impairment, and as a result, the Company recorded $71,171 as a cumulative effect of accounting change as of July 1, 2001.

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
Results of Operations
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
The Company’s emergence from Chapter 11 bankruptcy proceedings in December 2003 resulted in a new reporting entity and the adoption of fresh start reporting. Generally accepted accounting principles do not permit combining the results of the Reorganized Company with those of the Predecessor Company in the consolidated financial statements. Accordingly, the Consolidated Statement of Operations does not present results for the year ended June 30, 2004. However, in order to provide useful information and to facilitate understanding of the operating results for the year ended June 30, 2005 relative to the corresponding fiscal 2004 period, the following discussion combines the reported operating income of the Predecessor Company for the six months ended December 31, 2003 and of the Reorganized Company for the six months ended June 30, 2004. These amounts are presented by caption in the table below and are captioned “Pro Forma Results.” Similarly, the discussion of the fiscal 2004 to the fiscal 2003 period compares the “Pro Forma Results” for fiscal 2004 to the results of the Predecessor Company for fiscal 2003.

The primary impact of fresh start reporting on operating income was that it caused a decline in depreciation expense due to the asset write-downs recorded in conjunction with fresh start reporting and an increase in amortization expense due to the fresh start adjustment of identifiable intangible assets. Depreciation expense totaled $4,846 for fiscal 2005, $5,548 for fiscal 2004, and $6,737 for fiscal 2003. Amortization expense was $1,028 for fiscal 2005, $651 for fiscal 2004, and $343 for fiscal 2003. Also, cost of sales in the third quarter of fiscal 2004 included an additional amount of $1,500 above the Company’s normal manufacturing cost. In accordance with “fresh-start” accounting principles, inventory as of December 31, 2003, was recorded at fair value, which amount approximated $1,500 above manufacturing cost in the Company’s condensed consolidated balance sheet as of December 31, 2003.
The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. Fiscal 2005 consisted of 53 weeks as compared to fiscal 2004 and fiscal 2003 that consisted of 52 weeks each. As a result, an increase of approximately 2% in sales and costs and expenses resulted from the additional week in fiscal 2005 compared to fiscal 2004.
Year Ended June 30, 2005 compared to Year Ended June 30, 2004
The following table sets forth, as a percentage of net sales, certain items in the Company’s Consolidated Statements of Operations for the years ended June 30, 2005 and 2004:

	Reorganized Company		Pro Forma Results
	Year Ended		Year Ended
	June 30, 2005		June 30, 2004
Net sales	$157,770	100.0%	$144,585	100.0%

Costs and expenses:
Cost of sales	93,576	59.3	86,591	59.9
Marketing and selling	25,800	16.4	23,732	16.4
Research and development	6,069	3.8	5,934	4.1
General and administrative	13,072	8.3	13,790	9.5
Amortization of intangible assets	1,028	0.6	651	0.5

Income from operations	18,225	11.6	13,887	9.6
Net Sales. Net sales increased 9.1% to $157,770 in fiscal 2005 from $144,585 in fiscal 2004, due in part to the additional week during fiscal 2005. Metal halide product sales for fiscal 2005 increased 13% to $124,648 compared with $109,995 for fiscal 2004. This increase in metal halide product sales was primarily due to higher sales of metal halide lamps. These higher lamp sales were due to the Company’s lamp sales initiatives, including increased sales to original equipment manufacturers (“OEM”s) and sales into China and India, and also due to continuing improvement in the U.S. and global economies. Non-metal halide lighting product sales decreased 15% to $15,543 in fiscal 2005 from $18,290 in fiscal 2004 due primarily to a decrease in lower-margin power supply sales.
Total lighting product sales inside the U.S. increased 10% in fiscal 2005 as compared to the same period a year ago primarily due to an increase in metal halide lamp sales. Total lighting product sales outside the U.S. increased 8% as compared to the year ago period due primarily to increases in lamp and material sales and an increase in foreign currency exchange rates.

Cost of Sales. Cost of sales increased 8.1% to $93,576 in fiscal 2005 from $86,591 in fiscal 2004, due in part to the additional week during fiscal 2005. As noted above, in accordance with “fresh-start” accounting principles, inventory as of December 31, 2003, was recorded at fair value, which amount approximated $1,500 above manufacturing cost in the Company’s condensed consolidated balance sheet as of December 31, 2003. This additional amount reduced reported gross margin and net profit in the third quarter of fiscal 2004 as the inventory was sold. As a percentage of net sales, cost of sales was 59.3% for fiscal 2005. This compares with cost of sales of 59.9% for fiscal 2004, including the $1,500 described above. The additional $1,500 represented 1.0% of sales in fiscal 2004.
Cost of sales expense was positively impacted by the continuing transfer of lamp and power supply production to India, improvements in cost management, and an improvement in the product mix (stronger growth in lamp and material sales than in power supply sales). Cost of sales expense was negatively impacted by increases in the cost of copper and steel used in the production of power supplies as compared to the year ago period and additional costs due to its previously announced transition of the Company’s North American power supply manufacturing operation to Chennai, India. While this transition resulted in higher costs during the last half of fiscal 2005, the Company believes that the lower cost of production in India will benefit the Company in fiscal 2006 and beyond.
Marketing and Selling Expenses. Marketing and selling expenses increased 8.7% to $25,800 in fiscal 2005 from $23,732 in fiscal 2004, due in part to the additional week during fiscal 2005. Marketing and selling expenses were 16.4% of net sales in both fiscal 2005 and fiscal 2004.
Research and Development Expenses. Research and development expenses remained consistent at $6,069 in fiscal 2005 as compared to $5,934 in fiscal 2004. Research and development expenses incurred related to: (i) expansion of the product line and continued improvement in lamp technology including the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and, (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.
General and Administrative Expenses. General and administrative expenses decreased 5.2% to $13,072 in fiscal 2005 as compared to $13,790 in fiscal 2004. The decrease in general and administrative expenses was primarily due to better management of these costs. As a percentage of net sales, general and administrative expenses decreased to 8.3% in fiscal 2005 from 9.5% in fiscal 2004.
Amortization of Intangible Assets. Amortization expense increased to $1,028 in fiscal 2005 from $651 in fiscal 2004. The increase was due to the amortization of identifiable intangibles established at December 31, 2003 in accordance with the provisions of fresh-start accounting.
Income from Operations. As a result of the items noted above, the Company realized income from operations in fiscal 2005 of $18,225 as compared to pro forma income from operations of $13,887 in the year ago period.

Year Ended June 30, 2004 compared to Year Ended June 30, 2003
The following table sets forth, as a percentage of net sales, certain items in the Company’s Consolidated Statements of Operations for the years ended June 30, 2004 and 2003:

	Pro Forma Results		Predecessor Company
	Year Ended		Year Ended
	June 30, 2004		June 30, 2003
Net sales	$144,585	100.0%	$145,087	100.0%

Costs and expenses:
Cost of sales	86,591	59.9	93,167	64.2
Marketing and selling	23,732	16.4	23,233	16.0
Research and development	5,934	4.1	6,494	4.5
General and administrative	13,790	9.5	10,215	7.0
Provision for loan impairment	—	—	2,700	1.9
Refinancing and non-recurring items	—	—	2,387	1.6
Gain on sale of property	—	—	(62)	—
Special charges and asset impairment	—	—	13,157	9.1
Amortization of intangible assets	651	0.5	343	0.2

Income (loss) from operations	13,887	9.6	(6,547)	(4.5)
Net Sales. Net sales remained relatively flat for fiscal 2004 compared with fiscal 2003. Metal halide product sales increased 3% to $109,995 for fiscal 2004 from $106,609 for fiscal 2003. This increase in metal halide product sales was primarily the result of an increase in lamp and material sales. Non-metal halide lighting product sales decreased 12% to $18,290 in fiscal 2004 from $20,749 in fiscal 2003 due primarily to a decrease in lower-margin power supply sales.
Total lighting product sales inside the U.S. decreased 3% in fiscal 2004 as compared to the same period a year ago primarily due to a decrease in power supply and material sales. Total lighting product sales outside the U.S. increased 2% as compared to the year ago period due primarily to increases in lamp and material sales.
Cost of Sales. Cost of sales decreased 7.1% to $86,591 in fiscal 2004 from $93,167 in fiscal 2004. As noted above, in accordance with “fresh-start” accounting principles, inventory as of December 31, 2003, was recorded at fair value, which amount approximated $1,500 above manufacturing cost in the Company’s condensed consolidated balance sheet as of December 31, 2003. This additional amount reduced reported gross margin and net profit in the third quarter of fiscal 2004 as the inventory was sold. As a percentage of net sales, cost of sales was 59.9% for fiscal 2004, including the $1,500 described above. The additional $1,500 represented 1.0% of sales in fiscal 2004. This compares with cost of sales of 64.2% for fiscal 2003.
Cost of sales expense was positively impacted by the continuing transfer of lamp and power supply production to India, improvements in cost management, and an improvement in the product mix (stronger growth in lamp and material sales than in power supply sales).
Marketing and Selling Expenses. Marketing and selling expenses increased 2.1% to $23,732 in fiscal 2004 from $23,233 in fiscal 2003. Marketing and selling expenses were 16.4% of net sales in fiscal 2004, which was relatively comparable with the 16.0% of net sales experienced in fiscal 2003.

Research and Development Expenses. Research and development expenses decreased to $5,934 in fiscal 2004 as compared to $6,494 in fiscal 2003. Research and development expenses incurred related to: (i) expansion of the product line and continued improvement in lamp technology including the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs) (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and, (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.
General and Administrative Expenses. General and administrative expenses increased 35.0% to $13,790 in fiscal 2004 as compared to $10,215 in fiscal 2003. The increase in general and administrative expenses was primarily due to an increase in bonuses of $3,327, including the CEO retention bonus of $2,027.
Provision for Loan Impairment. In the quarter ended December 31, 2002, the Company increased its valuation reserve for an impaired officer loan of $2,700 related to the amount by which the carrying value of the loan receivable from officer exceeded the underlying fair value of the assets available to repay the loan. No interest income was recorded or paid on the loan in the six months ended December 31, 2003 and all of fiscal 2003.
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
Amortization of Intangible Assets. Amortization expense increased to $651 in fiscal 2004 from $343 in fiscal 2003. The increase was due to the amortization of identifiable intangibles established at December 31, 2003 in accordance with the provisions of fresh-start accounting.

Income (Loss) from Operations. As a result of the items noted above, the Company realized pro forma income from operations in fiscal 2004 of $13,887 as compared to a loss from operations of $6,547 in the year ago period.
The Company results for the periods presented also included other income and expense items and income tax expense. A discussion of these items is provided below.
Interest Expense. Interest expense was $13,864 for fiscal 2005, $6,852 for the six months ended June 30, 2004, $7,459 for the six months ended December 31, 2003 and $11,608 for fiscal 2003. Between the beginning of fiscal 2003 and the end of fiscal 2005, total debt outstanding declined $7,677 to $132,010 from $139,687. However, interest expense increased from fiscal 2003 to fiscal 2005 due to the increase in the interest rate on the Company’s New Senior Notes to 11% from 8% for the Old Senior Notes that took effect on January 1, 2004. Interest expense for the six months ended December 31, 2003 included deferred loan cost amortization of $1,050 related to the Company’s Debtor-in-Possession Facility. Interest expense for fiscal 2003 also included deferred loan cost amortization of $797 related to the Company’s Debtor-in-Possession and bank credit facilities.
Interest Income. Interest income was $420 for fiscal 2005, $231 for the six months ended June 30, 2004, $188 for the six months ended December 31, 2003 and $562 for fiscal 2003. Interest income during this three year period related primarily to interest income on the notes due from Ruud Lighting, Inc. and its shareholders. Additionally, interest income also included $165 for fiscal 2005 and $84 for the six months ended June 30, 2004 of interest recognized on the loan receivable from officer.
Income (Loss) from Investments. After completion of the Final Plan of Reorganization, the Company retained an interest in Fiberstars, Inc. (Fiberstars) consisting of two warrants with an exercise price of $.01 per share that included the right to acquire, upon meeting certain vesting provisions, an aggregate of 407,000 shares of Fiberstars common stock. Shares totaling 105,797 could be acquired upon cancellation of the warrants. Obtaining the additional shares required meeting certain vesting criteria that included Fiberstars achieving sales volumes of specific product and maintaining certain levels of an average stock price for a period of thirty consecutive days.
Due to the vesting provisions associated with sales volume requirements, the warrants were accounted for as cost investments and not marked to market as derivative financial instruments pursuant to Statement of Financial Accounting Standards (“FAS”) No. 133 requirements. Upon satisfying the sales volume requirements the warrants are accounted for as derivative financial instruments and marked to market in accordance with FAS No. 133. In June 2005, one of the warrants became fully exercisable, and the Company purchased 175,750 shares. These shares have been marked to fair value at June 30, 2005 based upon the closing share price of $9.91 or a total value of approximately $1,740. On July 27, 2005, the remaining warrant became fully exercisable and the Company purchased an additional 231,250 of shares. This warrant was accounted for as a derivative on June 30, 2005 and valued based upon appraisal at $5.87 per share or approximately $1,357.
The total share investment, which approximates 5% of Fiberstars, will be accounted for under FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, upon exercise of each warrant. Prospectively, periodic changes in market value will be recognized as a component of other comprehensive income or loss until the shares are sold. The total gain recognized in the accompanying consolidated statements of operations with regard to recording the Company’s investment at fair value at June 30, 2005 is $2,450.

Income from investments in fiscal 2005 also includes a gain on the sale of an investment of $320. The remainder of the income from investments for fiscal 2005 of $464 and for the last six months of fiscal 2004 of $98 represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications. The income from investments of $3 for the six months ended December 31, 2003 represents the equity income from the Company’s investment in Fiberstars, Inc. a marketer and distributor of fiber optic lighting products. The loss from investments in fiscal 2003 of $1,596 consists of a charge of $703 related to the impairment of the Company’s investment in a foreign joint venture involved in the manufacturing of metal halide lamps and an equity loss of $893 from the Company’s investment in Fiberstars. The Final Plan provided that the holders of the Predecessor Company’s Common Stock (other than Saratoga and the Predecessor Company’s CEO) receive the benefit of certain equity investments held by the Predecessor in Fiberstars. As a result, no further equity income or loss related to this investment was recorded subsequent to December 31, 2003.
Gain on Restructuring. The gain on restructuring in the first six months fiscal 2004 (December 2003) includes a net increase in the receivable from officer of $1,169 related to the settlement approved by the bankruptcy court. The gain on restructuring also includes the impact of the implementation of the Plan approved by the court and a settlement with GE related to amounts owed to and receivable from GE.
Write-off of Deferred Loan Costs. The write-off of deferred loan costs of $2,251 in the first six months of 2004 (December 2003) represents the write-off of deferred loan costs related to the $100,000 8% Senior Notes in accordance with Emerging Issues Task Force Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.
Reorganization Expenses. Reorganization expenses, totaling $11,258 in the first six months of fiscal 2004 and $7,435 in the last six months of fiscal 2003, reflected the cost of consultants, investment bankers and attorneys related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy.
Loss from Sale of Fixtures Subsidiaries. The loss from sale of fixtures subsidiaries of $1,003 relates to a settlement, approved by the Bankruptcy Court, pursuant to which the Company and Ruud Lighting, Inc. and its shareholders settled a dispute related to the sale of the fixture subsidiaries.
Income Tax Expense. Income tax expense was $1,497 for fiscal 2005, $489 for the six months ended June 30, 2004, $360 for the six months ended December 31, 2003 and $946 for fiscal 2003. The income tax expense in all periods related to certain of the Company’s foreign operations.
At June 30, 2005, the Company has pre- and post-fresh start net operating loss carryforwards of $136,835 available to reduce future United States federal taxable income, which expire 2008 through 2024. On August 15, 2003, Saratoga purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which limits the annual net operating loss the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code. The net operating losses subject to this limitation total $110,116. The Company also has a capital loss carryforward of $40,118 that is subject to the limitation and expires in 2007. The annual limitation on these net operating losses and capital loss carryforwards that arose prior to the ownership change is $1,395. Finally, the Company also has $8,766 of pre-fresh start and $17,953 of post-fresh start net operating losses that are not subject to the annual limitation.
The Company also had research and development credit carryforwards of approximately $3,818 available at June 30, 2005, which expire 2008 through 2020. Additionally, in conjunction with the Alternative Minimum Tax (“AMT”) rules, the Company had available AMT credit carryforwards for tax purposes of approximately $98, which may be used indefinitely to reduce regular federal income taxes. The usage of these credits will also be limited as a result of the ownership change.
Also, at June 30, 2005, the Company had foreign net operating loss carryforwards for tax purposes totaling $1,271 that expire 2006 to 2007 and $7,514 that have no expiration dates.
Due to the uncertainty of the ultimate realization of the deferred tax asset, valuation allowances of $12,154 were recorded by the Company as of June 30, 2005. The Company has net operating losses which, in accordance with the principles of fresh start accounting, were not recorded. These net operating losses are available to be utilized, and, to the extent the net operating losses are utilized, goodwill will be reduced accordingly for the benefit received.
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
The Bank Credit Facility is a $30,000 facility that consists of a term loan that requires monthly principal payments of $183 ($7,700 outstanding at June 30, 2005) with a revolving credit loan, subject to availability, making up the remainder of the facility. The amount outstanding under the revolving credit loan was $5,402 at June 30, 2005. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (6.45% at June 30, 2005). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (6.72% at June 30, 2005). The final maturity of the revolving credit facility and the term loan is December 10, 2008.
The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Minimum Adjusted EBITDA and Capital Expenditures. At June 30, 2005, the Company was in compliance with the terms of the Bank Credit Facility. The principal security for the Bank Credit Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom as well as the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.
Cash decreased $2,058 during fiscal 2005. Cash provided by operating activities totaled $2,324, cash used in investing activities totaled $5,529, and cash provided by financing activities totaled $1,147.
Net Cash Provided by Operating Activities. Net cash provided by operating activities totaled $2,324 for fiscal 2005. This includes the impact of one-time payments of reorganization expenses totaling $1,842 and pre-petition liabilities of $371 related to the Company’s emergence from Chapter 11 Bankruptcy, which have now been fully paid. Additionally, net cash provided by operating activities was reduced as the result of an increase in inventory of $8,779. A portion of the increase in inventory is due to the longer supply chain which results from the continuing shift of production to India. Some of the increase resulted from a temporary increase in safety stocks to minimize the risk of supply disruptions during the repositioning of manufacturing to India.

Net Cash Used in Investing Activities. In fiscal 2005, net cash used in investing activities totaled $5,529, including $5,979 related to capital expenditures for plant and equipment, the majority of which relates to machinery and equipment. The capital expenditures in fiscal 2005 also include a building purchase of $1,232 in Chennai, India, that will house the Company’s power supply manufacturing operation. The Company has moved these operations from its existing lamp manufacturing facility in India resulting in additional capacity for the Company’s lamp manufacturing operations. The Company’s capital expenditure program is expected to approximate between $5,000 and $6,000 in fiscal 2006.
Net Cash Provided by Financing Activities. In fiscal 2005, net cash provided by financing activities was $1,147 resulting from an increase in borrowings on the Company’s revolving credit loan of $5,402, net of $4,255 of scheduled payments of long-term debt that included the one-time payment of $1,402 to Rohm and Haas Company related to a promissory note obligation.
The interest-bearing obligations of the Company totaled $132,010 as of June 30, 2005, and consisted of: $13,102 outstanding under the Bank Credit Facility; $114,400 of 11% Senior Notes; mortgages of $4,342; and obligations of foreign subsidiaries and other debt of $166.
Schedule of Certain Contractual Obligations
The following table details the Company’s projected payments for its significant contractual obligations as of June 30, 2005. The table is based upon available information and certain assumptions the Company believes are reasonable.

	Payments Due by Period
		Less than	Years	Years	After
	Total	1 Year	2 and 3	4 and 5	5 Years
Long Term Debt	$132,010	$11,983	$4,415	$115,517	$95
Operating Leases	9,093	1,836	3,160	3,002	1,095
Interest on Debt	48,684	13,568	25,617	9,469	30

Total Contractual Obligations	$189,787	$27,387	$33,192	$127,988	$1,220

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

							Fair Value
	June 30,						June 30,
(dollars in millions)	2006	2007	2008	2009	2010	Total	2005
Liabilities
Long-term Debt, including
Current Portion
Fixed Rate	$4.3	—	—	$114.4	—	$118.7	$118.8
Average Interest Rate	11.0%	11.0%	11.0%	11.0%	—

Variable Rate	$7.7	$2.2	$2.2	$1.1	$0.1	$13.3	$13.3
Average Interest Rate	6.7%	6.7%	6.8%	6.8%	7.4%
Liabilities at June 30, 2004, included $120,812 of fixed-rate debt and $10,501 of variable-rate debt. Interest rates on the fixed-rate debt to maturity ranged from 2.9% to 11.0%, while interest rates on the variable-rate debt to maturity ranged from 4.8% to 12.5% as of June 30, 2004.
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
Approximately 35% of the Company’s net sales in fiscal 2005 were denominated in currencies other than U.S. dollars, principally pound sterling, Euro, Canadian dollar, Japanese yen and Australian dollar. The majority of these products’ costs are incurred in U.S. dollars. Therefore, the Company is exposed to currency movements in that if the U.S. dollar strengthens, the translated value of the foreign currency and the resulting margin will be reduced. The Company does not change the price of its products for short-term exchange rate movements. Presently, the Company does not hedge this exposure.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to: valuation of accounts and notes receivable, valuation of investments, valuation of long-lived assets, valuation of inventory valuation reserves, revenue recognition, and deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have identified the following policies as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note C of the “Notes to Consolidated Financial Statements.”

Valuation of Accounts and Notes Receivable
Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $29,069, net of an allowance of $687 as of June 30, 2005.
The Company has notes receivable plus accrued interest from the Ruud Lighting, Inc. shareholders in the aggregate amount of $2,059. These notes are due December 1, 2006, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Company will be credited toward prepayment of the principal and interest on the notes. The Company believes the total receivable amount will be realized in accordance with the terms of the notes.
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
Valuation of Long-Lived Assets
The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and adoption of fresh start reporting in accordance with Statement of Position (“SOP”) No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As of December 31, 2003, the Company’s tangible assets were adjusted in accordance with SOP No. 90-7 which resulted in a decrease in the Company’s real estate of $11,644 and a decrease in personal property (machinery and equipment and furniture and fixtures) of $28,790. The Company’s identifiable intangible assets were adjusted to $24,675 representing customer contracts and relationships of $10,000, trademarks and tradenames of $8,635, and technology of $6,040.
In addition to the above, the application of SOP No. 90-7 and SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, resulted in the elimination of the existing goodwill and the establishment of a new amount of goodwill of $50,561, that represents the “reorganization value in excess of amounts allocable to identifiable assets.” In accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets, the newly-established goodwill will not be amortized. Rather, the Company evaluates this asset and trademarks and tradenames for impairment at least annually and whenever there is an impairment indicator using the fair value guidelines of FAS No. 142.

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
Deferred Tax Assets and Valuation Allowance
The Company had approximately $11,328 of net deferred tax assets related principally to certain unused tax credits and loss carryforwards as of June 30, 2005. The realization of these assets is dependent upon the Company generating future taxable income. Due to the Company’s historical results it is uncertain as to when it will realize taxable income that will allow it to utilize its tax credits and loss carryforwards and, accordingly, has recorded a valuation allowance of $12,154. Additionally, on August 15, 2003, Saratoga purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which will limit the annual net operating loss and tax credit carryforwards the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code that arose prior to the emergence from bankruptcy. This limitation was effective beginning with the fiscal year ended June 30, 2004. The Company has net operating losses which, in accordance with the principles of fresh start accounting, were not recorded. These net operating losses are available to be utilized, and, to the extent the net operating losses are utilized, goodwill will be reduced accordingly for the benefit received ($560 in fiscal 2005). Management will continue to evaluate the realization of these deferred tax assets that are subject to the Company’s future operations. The Company’s future operations will be influenced by the general business environment, which is difficult to predict and beyond the control of the Company.
Impact of Inflation
Although inflation has remained moderate in recent years, it continues to be a factor in the economy. However, management does not believe that inflation has or will have a significant impact on its operations. Although the Company has not raised prices significantly in recent years, it has been able to lower overall costs sufficiently to offset inflation.

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
YEAR ENDED JUNE 30, 2005
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
August 31, 2005

/s/ Wayne R. Hellman	/s/ Christopher F. Zerull

Wayne R. Hellman	Christopher F. Zerull
Chief Executive Officer	Vice President and
Chief Accounting Officer

LIST OF FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES
Form 10-K—Item 14(a)(1) and (2), (c) and (d)
ADVANCED LIGHTING TECHNOLOGIES, INC.
The following consolidated financial statements of Advanced Lighting Technologies, Inc.
are included in Item 8:

Page
Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets:
Reorganized Company as of June 30, 2005 and 2004	F-3
Consolidated Statements of Operations:
Reorganized Company for the Year Ended June 30, 2005 and for the Six Months Ended June 30, 2004	F-5
Predecessor Company for the Six Months Ended December 31, 2003 and Year Ended June 30, 2003	F-5
Consolidated Statements of Shareholders’ Equity:
Reorganized Company for the Year Ended June 30, 2005 and for the Six Months Ended June 30, 2004	F-6
Predecessor Company for the Six Months Ended December 31, 2003 and Year Ended June 30, 2003	F-6
Consolidated Statements of Cash Flows:
Reorganized Company for the Year Ended June 30, 2005 and for the Six Months Ended June 30, 2004	F-7
Predecessor Company for the Six Months Ended December 31, 2003 and Year Ended June 30, 2003	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedules:
None
All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Advanced Lighting Technologies, Inc.
We have audited the accompanying consolidated balance sheet of Advanced Lighting Technologies, Inc. and Subsidiaries (the Reorganized Company) as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended June 30, 2005 and for the six months ended June 30, 2004. We have also audited the consolidated statements of operations, shareholders’ equity and cash flows of Advanced Lighting Technologies, Inc. (the Predecessor Company) for the six months ended December 31, 2003 and for year ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Lighting Technologies, Inc. and Subsidiaries (the Reorganized Company) as of June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for the year ended June 30, 2005 and the six months ended June 30, 2004 and the consolidated results of the operations and cash flows of Advanced Lighting Technologies, Inc. (the Predecessor Company) for the six months ended December 31, 2003 and for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Grant Thornton
Cleveland, Ohio.
August 26, 2005

Advanced Lighting Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	June 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,643	$4,701
Trade receivables, less allowances of $687 and $706	29,069	29,787
Inventories:
Finished goods	20,849	16,105
Raw materials and work-in-process	13,108	9,073

	33,957	25,178
Prepaid expenses	1,421	1,552

Total current assets	67,090	61,218

Property, plant and equipment:
Land and buildings	20,466	18,165
Machinery and equipment	31,260	29,100
Furniture and fixtures	2,592	1,880

	54,318	49,145
Less accumulated depreciation	6,808	2,118

	47,510	47,027

Receivables from related parties	2,983	4,282
Investments	4,946	2,360
Other assets	2,980	3,849
Intangible assets	24,327	24,810
Goodwill	50,001	50,561

	$199,837	$194,107

See Notes to Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	June 30,
	2005	2004
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$11,984	$4,184
Accounts payable	11,471	10,755
Payables to related parties	310	2,973
Employee-related liabilities	7,568	6,197
Accrued income and other taxes	793	1,414
Other accrued expenses	8,085	9,216

Total current liabilities	40,211	34,739

Long-term debt	120,026	126,679
Deferred tax liabilities	826	700

Total liabilities	161,063	162,118

Minority interest	2,155	1,477
Preferred stock, $.001 par value per share; 239 shares authorized; 29 shares issued and outstanding	29,338	29,338

Common shareholders’ equity
Common stock, $.001 par value per share, 80,000 shares authorized; 1 share issued and outstanding	1	1
Paid-in-capital	1,130	1,130
Accumulated other comprehensive income (loss)	51	(216)
Retained earnings	6,099	259

	7,281	1,174

	$199,837	$194,107

See Notes to Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Consolidated Statements of Operations
(in thousands, except per share dollar amounts)

	Reorganized Company		Predecessor Company
	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	June 30,	June 30,	December 31,	June 30,
	2005	2004	2003	2003
Net sales	$157,770	$74,075	$70,510	$145,087

Costs and expenses:
Cost of sales	93,576	43,230	43,361	93,167
Marketing and selling	25,800	11,766	11,966	23,233
Research and development	6,069	2,839	3,095	6,494
General and administrative	13,072	8,237	5,553	10,215
Provision for loan impairment	—	—	—	2,700
Refinancing and non-recurring items	—	—	—	2,387
Gain on sale of property	—	—	—	(62)
Special charges and asset impairment	—	—	—	13,157
Amortization of intangible assets	1,028	474	177	343

Income (loss) from operations	18,225	7,529	6,358	(6,547)

Other income (expense):
Interest expense	(13,864)	(6,852)	(7,459)	(11,608)
Interest income	420	231	188	562
Income (loss) from investments	3,234	98	3	(1,596)
Gain on restructuring	—	—	1,184	—
Write-off of deferred loan costs	—	—	(2,251)	—
Reorganization expenses	—	—	(11,258)	(7,435)
Gain (loss) from sale of fixture subsidiaries	—	—	—	(1,003)

Income (loss) before income taxes and minority interest	8,015	1,006	(13,235)	(27,627)
Income taxes	1,497	489	360	946

Income (loss) before minority interest	6,518	517	(13,595)	(28,573)
Minority interest in income of consolidated subsidiary	(678)	(258)	(251)	(333)

Net income (loss)	$5,840	$259	$(13,846)	$(28,906)

See Notes to Consolidated Financial Statements, including Emergence from
Bankruptcy describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
For the Three Years Ended June 30, 2005
(in thousands)

						Loan and
					Accumulated	Interest
					Other	Receivable	Retained	Common
	Preferred	Common Stock		Paid-In	Comprehensive	From	Earnings	Shareholders’
	Stock	Shares	Par Value	Capital	Income (Loss)	Officer	(Deficit)	Equity	Total
Balance at June 30, 2002	22,290	23,588	24	214,804	(2,940)	(7,044)	(201,562)	3,282	25,572

Net loss - predecessor company	—	—	—	—	—	—	(28,906)	(28,906)	(28,906)
Foreign currency translation adjustment	—	—	—	—	2,300	—	—	2,300	2,300

Comprehensive loss								(26,606)	(26,606)
Preferred shares accretion	2,185	—	—	(2,185)	—	—	—	(2,185)	—
Warrants issuable to General Electric Company	—	—	—	—	—	—	—	—	—
Reserve for loan impairment	—	—	—	—	—	2,700	—	2,700	2,700
Stock purchases by employees	—	61	—	18	—	—	—	18	18
Stock issued pursuant to employee benefit plan	—	158	—	87	—	—	—	87	87

Balance at June 30, 2003	24,475	23,807	24	212,724	(640)	(4,344)	(230,468)	(22,704)	1,771

Net loss - predecessor company	—	—	—	—	—	—	(13,846)	(13,846)	(13,846)
Foreign currency translation adjustment	—	—	—	—	1,359	—	—	1,359	1,359

Comprehensive loss								(12,487)	(12,487)
Effect of reorganization and fresh start reporting:
Reclassification to related party receivables	—	—	—	—	—	4,344	—	4,344	4,344
Extinguishment of old stock	(24,475)	(23,807)	(24)	(212,724)	(719)	—	244,314	30,847	6,372
Issuance of new stock	29,000	1	1	999	—	—	—	1,000	30,000

Balance at December 31, 2003	29,000	1	1	999	—	—	—	1,000	30,000

Net income - reorganized company	—	—	—	—	—	—	259	259	259
Foreign currency translation adjustment	—	—	—	—	(216)	—	—	(216)	(216)

Comprehensive income								43	43
Stock purchases by management / director	338	—	—	131	—	—	—	131	469

Balance at June 30, 2004	29,338	1	1	1,130	(216)	—	259	1,174	30,512

Net income - reorganized company	—	—	—	—	—	—	5,840	5,840	5,840
Foreign currency translation adjustment	—	—	—	—	267	—	—	267	267

Comprehensive income								6,107	6,107

Balance at June 30, 2005	$29,338	1	$1	$1,130	$51	$—	$6,099	$7,281	$36,619

See Notes to Consolidated Financial Statements, including Emergence from
Bankruptcy describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Reorganized Company		Predecessor Company
	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	June 30,	June 30,	December 31,	June 30,
	2005	2004	2003	2003
Operating activities
Net income (loss)	$5,840	$259	$(13,846)	$(28,906)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,846	2,136	3,412	6,737
Amortization	1,028	474	177	343
Provision for doubtful accounts	181	180	381	(456)
Loss (income) from investments	(3,234)	(98)	(3)	1,596
Gain on sale of property	—	—	—	(62)
Special charges and asset impairment	—	—	—	13,157
Provision for loan impairment	—	—	—	2,700
Loss (gain) on sale of fixture subsidiaries	—	—	—	1,003
Gain on restructuring	—	—	(1,184)	—
Write-off of deferred loan costs	—	—	2,251	—
Reorganization expenses in excess of (less than) cash payments for reorganization expenses	(1,842)	(5,049)	2,968	3,923
Old Senior note interest accrued but not paid	—	—	4,000	8,000
Payment of pre-petition payables	(371)	(4,371)	—	—
Changes in operating assets and liabilities, excluding effects of acquisitions and dispositions:
Trade receivables	690	(985)	777	(1,732)
Inventories	(8,779)	(1,680)	380	2,755
Prepaid and other assets	2,359	908	859	(1,142)
Accounts payable and accrued expenses	(115)	8,030	2,549	(290)
Net liabilities (payments) related to special charges	—	—	—	(287)
Other	1,721	485	1,452	2,350

Net cash provided by operating activities	2,324	289	4,173	9,689

Investing activities
Capital expenditures	(5,979)	(3,018)	(1,799)	(5,325)
Proceeds from sale of real estate	—	—	—	1,326
Proceeds from sale of investments	450	—	—	300
Purchase of business	—	(827)	—	—
Investments in affiliates	—	—	(592)	—

Net cash provided by (used in) investing activities	(5,529)	(3,845)	(2,391)	(3,699)

Financing activities
Net borrowings (payments) under revolving credit loan	5,402	—	—	(17,559)
Net borrowings (payments) under debtor-in-possession facility	—	—	(25,126)	25,126
Proceeds from long-term debt and capital leases	—	—	11,000	79
Payments of long-term debt and capital leases	(4,255)	(1,847)	(1,522)	(12,448)
Investment by Saratoga Lighting Holdings, LLC	—	—	18,000	—
Issuance of common and preferred stock	—	469	—	105
Officer loan repayment	—	—	1,334	—

Net cash provided by (used in) financing activities	1,147	(1,378)	3,686	(4,697)

Increase (decrease) in cash and cash equivalents	(2,058)	(4,934)	5,468	1,293
Cash and cash equivalents, beginning of year	4,701	9,635	4,167	2,874

Cash and cash equivalents, end of year	$2,643	$4,701	$9,635	$4,167

Supplemental cash flow information
Interest paid	$13,911	$3,703	$1,200	$2,772
Income taxes paid	975	356	159	33
Capitalized interest	27	8	37	370
See Notes to Consolidated Financial Statements, including Emergence from
Bankruptcy describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
A. Organization
Advanced Lighting Technologies, Inc. (the “Company”) is an innovation-driven designer, manufacturer and marketer of metal halide and other lighting products, which include materials, system components, systems and equipment.
B. Emergence from Bankruptcy
On December 10, 2003, Advanced Lighting Technologies, Inc. and six of its United States subsidiaries, (collectively, the “Debtors”), completed their previously announced financial restructuring when their Fourth Amended Chapter 11 Plan of Reorganization (the “Final Plan”) under the U.S. Bankruptcy Code (the “Bankruptcy Code”) became effective and was substantially consummated. ADLT’s non-U.S. operating subsidiaries and Deposition Sciences, Inc., a U.S. subsidiary, were not a part of the proceedings under the Bankruptcy Code. For financial reporting purposes, the Company used an effective date of December 31, 2003. The results of operations for the period from December 10, 2003 to December 31, 2003 were not material. References in these financial statements to “Predecessor Company” refer to the Company prior to December 31, 2003. References to “Reorganized Company” refer to the Company on and after December 31, 2003, after giving effect to the issuance of new securities in exchange for the previously outstanding securities in accordance with the Final Plan, the additional investment in the Company by Saratoga Lighting Holdings, LLC, and the implementation of fresh start and push down accounting. A black line has been drawn between the consolidated statements of operations and cash flows for the year ended June 30, 2005, the six months ended June 30, 2004 and the other periods presented to distinguish between the Reorganized Company and the Predecessor Company. The results of the periods shown for the Predecessor Company are not considered to be comparable to those of the Reorganized Company. The events that occurred during fiscal 2003 and the first two quarters of fiscal 2004 relating to the Chapter 11 proceedings and the securities issued in accordance with the Final Plan are described below.
The Debtors filed for reorganization under the Bankruptcy Code on February 5, 2003. From February 5, 2003 to December 10, 2003, the Debtors operated their businesses as debtors-in-possession under court protection from their creditors and claimants. Following approval by the creditors, preferred shareholders and the common shareholders of the Predecessor Company entitled to vote on the reorganization plan, on December 8, 2003, the Bankruptcy Court entered an order confirming the Final Plan. On December 10, 2003, the Effective Date of the Final Plan occurred and the reorganization of the Company was substantially completed.
Plan of Reorganization—Pursuant to the terms of the Final Plan, Saratoga Lighting Holdings, LLC (“Saratoga”) received, in exchange for cancellation of its holdings of the Predecessor Company’s Series A Preferred Stock and Common Stock (purchased from General Electric Company on August 15, 2003 for $12,000), and an $18,000 cash investment, new redeemable preferred stock of the Reorganized Company, with an initial liquidation preference of $29,000, and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
B. Emergence from Bankruptcy (continued)
Company to its senior management pursuant to the 2003 Equity Incentive Plan). Under the management incentive plan, shares equal to approximately 9% of the common stock of the Reorganized Company have been issued. The Final Plan also provided management fees to an affiliate of Saratoga. The fees consist of a one-time advisory fee of $1,800 that was paid in July 2004 from excess working capital, and a quarterly management fee of $150 payable in advance, adjusted annually for inflation. The total management fees were $610 in fiscal 2005, $300 for the six months ended June 30, 2004, and $37 for the six months ended December 31, 2003. The advisory fee was included in payables to related parties in the June 30, 2004 consolidated balance sheet.
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
With respect to the Predecessor Company’s $100,000 8% Senior Notes due 2008 (the “Old Notes”), and the related accrued but unpaid interest of $14,400 as of December 31, 2003, the Final Plan provided that the Old Notes be exchanged for an aggregate principal amount of $114,400 11% Senior Notes due 2009 (the “New Notes”). The New Notes bear interest at 11% from January 1, 2004, and become due on March 31, 2009. Upon the Effective Date of the Final Plan, pursuant to the approval of the Plan by holders of the Old Notes, all then existing defaults under the Indenture relating to the Old Notes were waived.
Upon the confirmation of the Final Plan, the Company’s investment banker became entitled to receive, in addition to monthly fees and reimbursement of expenses, fees based on formulas contained in the Company’s agreement with the investment banker, which were agreed between the parties to be $2,500, and approved by the Bankruptcy Court. The Company recorded $1,000 of these fees as reorganization expenses in fiscal 2003 and $1,500 in fiscal 2004. The Company incurred reorganization expenses of $11,258 for the six months ended December 31, 2003, for consultants, investment bankers, attorneys and other costs related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy. Reorganization expenses of $7,435 were also incurred in fiscal 2003.
As described in the Disclosure Statement relating to the Final Plan, the Company has established a bonus plan for certain executive officers. Pursuant to the bonus plan, these officers are entitled to bonuses based on the achievement of business objectives for the Company or its subsidiaries. The aggregate amount of these bonuses for fiscal 2005 and 2004 was $942 and $868, respectively.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
B. Emergence from Bankruptcy (continued)
Reorganization, Fresh Start and Push Down Adjustments - The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and adoption of fresh start reporting in accordance with Statement of Position (“SOP”) No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The consolidated financial statements reflect reorganization adjustments recorded as of December 31, 2003 for the discharge of debt and adoption of fresh start reporting. The reorganization value of the assets of the consolidated group, which served as the basis for the Final Plan approved by the Bankruptcy Court, is $170,000 prior to the investment by Saratoga. This amount was used to determine the value allocated to the assets and liabilities of the Reorganized Company in proportion to their relative fair values in conformity with Statement of Financial Accounting Standards (“FAS”) No. 141, Business Combinations.
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
A black line has also been drawn between the consolidated statements of operations and cash flows for the six months ended June 30, 2004 and the other periods presented to distinguish between the Reorganized Company and the Predecessor Company. The results of the periods shown for the Predecessor Company are not considered to be comparable to those of the Reorganized Company.
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
June 30, 2005
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
These adjustments were based upon the work of outside appraisers, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the assets and liabilities.
As encouraged under SEC Staff Accounting Bulletin (“SAB”) No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Company has reflected an additional adjustment to establish a new basis for its assets and liabilities based on the amount paid by Saratoga for its ownership at December 31, 2003. The following table reflects the reorganization, fresh start and push down adjustments to the Company’s Consolidated Balance Sheet discussed above:

	Unaudited Balance Sheet as of December 31, 2003
				Push-Down
	Predecessor	Reorganization	Fresh Start	Accounting	Reorganized
	Company	Adjustments	Adjustments	Adjustments	Company
Current assets	$61,524	3,188	(524)	—	$64,188
Property, plant and equipment, net	86,864	—	(40,434)	—	46,430
Investments and other assets	13,616	(3,012)	1	—	10,605
Intangible assets, net	2,597	—	22,078	—	24,675
Goodwill	4,573	—	22,679	23,309	50,561

Total assets	$169,174	176	3,800	23,309	$196,459

Short-term debt and current portion of long-term debt	$5,060	—	(450)	—	$4,610
Accounts payable and accrued expenses	46,078	(15,515)	1,395	—	31,958
Long-term debt	128,672	(600)	—	—	128,072

Total liabilities	179,810	(16,115)	945	—	164,640
Deferred tax liabilities	—	—	600	—	600
Minority interest	1,219	—	—	—	1,219
New preferred stock	—	—	5,691	23,309	29,000
Old preferred stock	24,475	(24,475)	—	—	—
New common stock	—	—	1	—	1
Old common stock	24	(24)	—	—	—
Accumulated deficit	(245,453)	1,139	244,314	—	—
Other shareholders’ equity	209,099	39,651	(247,751)	—	999

Total liabilities and shareholders’ equity	$169,174	176	3,800	23,309	$196,459

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
B. Emergence from Bankruptcy (continued)
The application of SOP No. 90-7 and SAB No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, resulted in the elimination of the existing goodwill and the establishment of a new amount of goodwill of $50,561, that represents the “reorganization value in excess of amounts allocable to identifiable assets.” In accordance with the provisions of FAS No. 142, Goodwill and Other Intangible Assets, the newly-established goodwill is not amortized. Rather, the Company evaluates this asset for impairment at least annually and whenever there is an impairment indicator using the fair value guidelines of FAS No. 142.
C. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, after elimination of all significant inter-company accounts and transactions and related revenues and expenses. Investments in 50% or less owned companies and joint ventures over which the Company has the ability to exercise significant influence are accounted for under the equity method. All other investments are accounted for using the cost method.
Reporting Periods
The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. As a result, fiscal 2005 consisted of 53 weeks as compared with fiscal 2004 and 2003 that included 52 weeks.
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
June 30, 2005
(Dollars in thousands)
C. Significant Accounting Policies (continued)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risks consist primarily of temporary cash and cash equivalents, short-term investments and trade receivables. The Company and its subsidiaries maintain cash balances at several financial institutions located in foreign countries which totaled $2,000 at June 30, 2005. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Any investment of cash by the Company is primarily in high quality institutional money-market portfolios and high quality securities.
The Company provides credit in the normal course of business, primarily to major manufacturers and distributors in the lighting industry and, generally, collateral or other security is not required. The Company conducts ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations. Accounts written off, net of recoveries totaled $200 in fiscal 2005, $201 for the six months ended June 30, 2004, $633 for the six months ended December 31, 2003, and $439 in fiscal 2003. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company’s worldwide customer base.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. The cost of self-constructed assets includes related materials, labor, overhead and interest. At June 30, 2005 and 2004, self-constructed assets in progress, classified as machinery and equipment, were $2,785 and $2,733 respectively. Repair and maintenance costs are expensed as incurred.
Depreciation is computed for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets, both those owned and under capital lease, as follows: buildings, 30 to 40 years; machinery and equipment, 5 to 15 years; furniture and fixtures, 5 to 10 years; and, leasehold improvements, the lease periods.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
C. Significant Accounting Policies (continued)
Deferred Financing Costs
The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt, which approximates the effective interest method. Financing costs of $418 related to the Bank Credit Facility have been capitalized and are included in the caption “Other assets” at June 30, 2005.
Intangible Assets and Goodwill
Intangible assets are amortized using the straight-line method and consisted of the following:

		June 30, 2005
	Estimated	Carrying	Accumulated	Carrying
Intangible Asset Category	Lives	Amount - Gross	Amortization	Amount - Net
Patented Technology and Trade Secrets	8 - 15 Years	$6,746	$(681)	$6,065
Customer Contracts and Relationships	10 - 20 Years	10,445	(818)	9,627
Tradenames and Trademarks	Indefinite	8,635	—	8,635

		$25,826	$(1,499)	$24,327

Amortization expense for each of the next five fiscal years is estimated to be $1,035 per year.
In accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and trademarks and tradenames are not amortized. Rather, the Company evaluates these assets for impairment at least annually and whenever there is an impairment indicator using the fair value guidelines of FAS No. 142.
Revenue Recognition
The Company follows the provisions of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which codifies the requirements for recognizing revenue. Revenues from the sale of metal halide materials, system components (lamps, power supplies, system controls, fiber optic cable) and systems are recognized when products are shipped and revenues on production equipment and other contracts are recognized under the percentage of completion method.
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

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
C. Significant Accounting Policies (continued)
Shipping and Handling Fees and Costs
The Company classifies all amounts billed to a customer in a sales transaction related to shipping and handling as revenue. The Company records shipping and handling costs as “Marketing and Selling” costs, and these amounts totaled $3,691 in fiscal 2005, $1,833 for the six months ended June 30, 2004, $1,543 for the six months ended December 31, 2003, and $3,458 in fiscal 2003.
Derivative Financial Instruments
The Company follows FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 requires the Company to recognize all derivatives on the balance sheet date at fair value. Any gains or losses from changes in fair value of derivative instruments designated as hedges and having a high correlation with the underlying exposures are deferred.
After completion of the Final Plan of Reorganization, the Company retained an interest in Fiberstars, Inc. (Fiberstars) consisting of two warrants with an exercise price of $.01 per share that included the right to acquire, upon meeting certain vesting provisions, an aggregate of 407,000 shares of Fiberstars common stock. Shares totaling 105,797 could be acquired upon cancellation of the warrants. Obtaining the additional shares required meeting certain vesting criteria that included Fiberstars achieving sales volumes of specific product and maintaining certain levels of an average stock price for a period of thirty consecutive days.
Due to the vesting provisions associated with sales volume requirements, the warrants were accounted for as cost investments and not marked to market as derivative financial instruments pursuant to FAS No. 133 requirements. Upon satisfying the sales volume requirements the warrants are accounted for as derivative financial instruments and marked to market in accordance with FAS No. 133. In June 2005, one of the warrants became fully exercisable, and the Company purchased 175,750 shares. These shares have been marked to fair value at June 30, 2005 based upon the closing share price of $9.91 or a total value of approximately $1,740. On July 27, 2005, the remaining warrant became fully exercisable and the Company purchased an additional 231,250 of shares. This warrant was accounted for as a derivative on June 30, 2005 and valued based upon appraisal at $5.87 per share or approximately $1,357.
The total share investment, which approximates 5% of Fiberstars, will be accounted for under FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, upon exercise of each warrant. Prospectively, periodic changes in market value will be recognized as a component of other comprehensive income or loss until the shares are sold. The total gain recognized in the accompanying consolidated statements of operations with regard to recording the Company’s investment at fair value at June 30, 2005 is $2,450.
During all of fiscal 2005, the six months ended June 30, 2004, and the first eight months of fiscal 2003, the Company used foreign currency forward contracts that mature in 30 days to reduce its exposure to adverse fluctuations in foreign currency exchange rates. These foreign exchange hedging activities did

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
C. Significant Accounting Policies (continued)
not create exchange rate risk since gains and losses on these contracts offset losses and gains on the underlying positions. The Company has elected not to treat these instruments as hedges for accounting purposes and, accordingly, both realized and unrealized gains and losses on these derivative instruments have been recorded in general and administrative expense. Derivative financial instruments are not entered into for trading or speculative purposes.
Financial Statement Presentation Changes
Certain amounts for prior years have been reclassified to conform to the current year reporting presentation.
D. Financing Arrangements
Short-term debt consisted of the following:

	June 30,	June 30,
	2005	2004
Bank Credit Facility — revolving credit loan	$5,402	—
Current portion of long-term debt	6,582	$4,184

	$11,984	$4,184

The Company’s Bank Credit Facility is a $30,000 facility that consists of a term loan that requires monthly principal payments of $183 ($7,700 outstanding at June 30, 2005) with a revolving credit loan, subject to availability, making up the remainder of the facility. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories, and availability was $14,838 with $5,402 outstanding on the revolving credit loan at June 30, 2005. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (6.45% at June 30, 2005). Interest rates on the term loan are based on Libor plus 3.50% or Prime plus 1.50% (6.72% at June 30, 2005 and 4.84% at June 30, 2004). The final maturity of the revolving credit facility and the term loan is December 10, 2008. For most of fiscal 2003 and until December 2003, the Company’s interest cost on bank loans ranged from 6.25% to 7.75%. The revolving credit loan amount at June 30, 2005 has been classified as a current liability in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include Both a Subjective Acceleration Clause and a Lock-box Arrangement.
The Bank Credit Facility includes affirmative and negative covenants customary for this type of agreement, prohibits cash dividends and includes financial covenants relating to Minimum Adjusted EBITDA and Capital Expenditures. The principal security for the Bank Credit Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan was secured by substantially all of the Company’s machinery and equipment

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
D. Financing Arrangements (continued)
in North America and the United Kingdom and the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.
Long-term debt consisted of the following:

	June 30,	June 30,
	2005	2004
Senior unsecured 11% notes, due March 2009	$114,400	$114,400
Bank Credit Facility — term loan	7,700	9,900
Mortgage notes payable	4,342	4,456
Promissory note	—	1,520
Other	166	587

	126,608	130,863
Less current portion of long-term debt	(6,582)	(4,184)

	$120,026	$126,679

The Company’s Senior Notes due March 2009 total $114,400 and bear interest at 11%. The Senior Notes are redeemable at the Company’s option, in whole or in part, at any time at a redemption price equal to the principal amount of the New Notes plus accrued interest. Interest on these Notes is payable semi-annually on March 31 and September 30. The fair value of the Senior Notes at June 30, 2005 and 2004 approximated $114,400. The estimated fair value of the Company’s remaining debt at June 30, 2005 and 2004 approximated carrying value, as the effective rates for this debt were comparable to market rates.
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
Mortgage notes payable consisted of one note of $4,209 bearing interest at 9.39% and one note at $133 bearing interest at 7.41%. At June 30, 2005, these notes were collateralized by land and buildings with a net carrying value of $8,224.
Aggregate maturities of debt (including capital lease obligations) for the five fiscal years subsequent to June 30, 2005, were as follows: 2006 — $11,984; 2007 — $2,207; 2008 — $2,208; 2009 — $115,508; and 2010 — $9; thereafter — $94.
The Company used a standby letter of credit in the amount of $313 as security for a foreign value-added tax requirement. This letter is irrevocable and expires within 12 months of issuance. The Company has not experienced any claims against this financial instrument. Management does not expect any material losses to result from this off-balance sheet instrument because performance is not expected to be required, and therefore, is of the opinion that the fair value of this instrument is zero.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
E. Shareholders’ Equity
Saratoga Lighting Holdings, LLC Investment and Equity Incentive Plans
Saratoga acquired all of the Common and Preferred shares owned by GE on August 15, 2003. As a result, Saratoga held 1,429,590 shares of Company Common Stock and 761,250 shares of the Company’s then existing Old Preferred Stock. Saratoga received, in exchange for cancellation of its holdings of the Predecessor Company’s Common Stock and Old Preferred Stock, and an $18,000 cash investment, new redeemable preferred stock (the “New Series A Preferred”) of the Reorganized Company, with an initial liquidation preference of $29,000, and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the 2003 Equity Incentive Plan). Under the 2003 Equity Incentive Plan, shares equal to approximately 9% of the common stock of the Reorganized Company were issued. In July 2005, additional restricted stock awards under the 2005 Equity Incentive Plan were granted for 50.62 shares and under the 2003 Equity Incentive Plan for 2.20 shares. A total of 30.12 shares representing an additional 2.4% of the common stock of the Reorganized Company are available for future issuance under the 2005 Plan.
The New Series A Preferred has a liquidation preference of $1 per share, plus dividends at the rate of 8% per annum, when and if declared. The cumulative undeclared dividends were $3,757 as of June 30, 2005. The initial carrying amount of the New Series A Preferred was set at $29,000, the estimated fair value at the date of issuance. The Holder of the New Series A Preferred may, by notice, require the Company to redeem the outstanding New Series A Preferred within 21 days following the occurrence of certain corporate events. The Company may redeem the New Series A Preferred in whole, but not in part, at any time. The redemption price for the New Series A Preferred is equal to the liquidation preference amount for such shares. The New Series A Preferred shares are each entitled to one vote on each matter presented to shareholders of the Company, as well as one vote on each matter required to be voted upon by the New Series A Preferred as a class. As a consequence, the New Series A Preferred represents approximately 96.3% of the voting power of the Company at June 30, 2005. As of June 30, 2005, Saratoga held 98.8% of the voting power of the Company.
DSI Stock Option Plan
Deposition Sciences, Inc. (“DSI”), a non-public subsidiary of ADLT, adopted the 2001 Equity Incentive Plan. DSI currently has 100,000,000 shares authorized and 50,000,000 shares outstanding, all of which are owned by ADLT. The 2001 Equity Incentive Plan initially provides for the granting of stock options to purchase up to 10,000,000 shares of common stock of DSI. The number of shares available will be increased by 18% of DSI shares issued, up to a maximum of 16,200,000 shares. The vesting terms of the options vary; including vesting based on a change in control or public offering of DSI or on a vesting schedule no more than five years from the date of grant. The options have been granted at fair value on the date of grant of $.46 or $.47 per share and expire ten years from the date of grant. No options were granted in the last three fiscal years. Options cancelled in fiscal 2005, fiscal 2004 and fiscal 2003 totaled 253,900, 175,000, and 687,500, respectively. No DSI options have been exercised. Options for 5,517,100 shares are outstanding at June 30, 2005 including 4,584,176 exercisable shares .

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
F. Employee Benefits
The Company has defined contribution elective savings and retirement plans that cover substantially all full-time employees in its domestic and foreign subsidiaries. The Company matches the contributions of participating employees on the basis of the percentages specified in the respective plans, ranging from 1% to 4% of eligible employee earnings. Contributions charged to income for these plans were $888 in fiscal 2005, $429 for the six months ended June 30, 2004, $331 for the six months ended December 31, 2003, and $688 in fiscal 2003.
G. Income Taxes
Income (loss) from operations before income taxes and minority interest were attributable to the following sources:

	Reorganized Company		Predecessor Company
	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	June 30,	June 30,	December 31,	June 30,
	2005	2004	2003	2003
United States	$(5,862)	$(4,143)	$(18,778)	$(32,971)
Foreign	13,877	5,149	5,543	5,344

Totals	$8,015	$1,006	$(13,235)	$(27,627)

The provision for income taxes is computed using the liability method and is based on applicable federal and state statutory rates adjusted for permanent differences between financial and taxable income.

Income taxes have been provided as follows:

	Reorganized Company		Predecessor Company
	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	June 30,	June 30,	December 31,	June 30,
	2005	2004	2003	2003
Current
Federal	$—	$—	$—	$(125)
State and local	—	—	—	—
Foreign	887	399	350	449

	887	399	350	324

Deferred
Federal	—	—	—	—
State and local	—	—	—	—
Foreign	610	90	10	622

	610	90	10	622

	$1,497	$489	$360	$946

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
G. Income Taxes (continued)
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities at June 30, 2005 and 2004 are as follows:

	June 30,	June 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$6,104	$3,583
Tax under financial reporting special charges and equity write-down	776	1,804
Depreciation	7,828	6,658
Other	3,390	2,913

	18,098	14,958

Deferred tax liabilities:
Tax over financial reporting depreciation and amortization	6,770	5,279

	6,770	5,279

Net deferred tax assets before valuation allowance	11,328	9,679
Valuation allowance	(12,154)	(10,379)

Net deferred tax assets (liabilities)	$(826)	$(700)

Due to the uncertainty of the ultimate realization of the deferred tax assets, valuation allowances of $12,154 and $10,379 were recorded by the Company as of June 30, 2005 and 2004, respectively. The net increase in the valuation allowance for fiscal 2005 was $1,775. The Company has U.S. net operating losses which, in accordance with the principles of fresh start accounting, were not included in the net deferred tax assets of the Reorganized Company. The net deferred tax liabilities represent the difference in basis between book and tax depreciation in the Company’s Indian operation. These net operating losses are available to be utilized, and, to the extent the net operating losses are utilized, goodwill will be reduced accordingly for the benefit received. Goodwill was reduced by $560 in fiscal 2005 related to the utilization of these net operating losses.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
G. Income Taxes (continued)
The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

	Reorganized Company		Predecessor Company
	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	June 30,	June 30,	December 31,	June 30,
	2005	2004	2003	2003
Statutory tax rate	35.0%	35.0%	(35.0)%	(35.0)%
Capital loss	—	—	—	(7.0)
Foreign tax rate differential	(49.4)	(133.5)	(11.9)	(1.4)
Nondeductible permanent items	3.3	23.5	17.7	0.8
Valuation allowance change	22.3	120.6	31.9	46.8
Other	7.5	3.0	—	(0.8)

Effective tax rate	18.7%	48.6%	2.7%	3.4%

At June 30, 2005, the Company has pre- and post-fresh start net operating loss carryforwards of $136,835 available to reduce future United States federal taxable income, which expire 2008 through 2024. On August 15, 2003, Saratoga purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which limits the annual net operating loss the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code. The net operating losses subject to this limitation total $110,116. The Company also has a capital loss carryforward of $40,118 that is subject to the limitation and expires in 2007. The annual limitation on these net operating losses and capital loss carryforwards that arose prior to the ownership change is $1,395. Finally, the Company also has $8,766 of pre-fresh start and $17,953 of post-fresh start net operating losses that are not subject to the annual limitation.
The Company also had research and development credit carryforwards of approximately $3,818 available at June 30, 2005, which expire 2008 through 2020. Additionally, in conjunction with the Alternative Minimum Tax (“AMT”) rules, the Company had available AMT credit carryforwards for tax purposes of approximately $98, which may be used indefinitely to reduce regular federal income taxes. The usage of these credits will also be limited as a result of the ownership change.
Also, at June 30, 2005, the Company had foreign net operating loss carryforwards for tax purposes totaling $1,271 that expire 2006 to 2007 and $7,514 that have no expiration dates.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
H. Special Charges and Asset Impairment
In fiscal 2001 and 2002 the Company’s DSI subsidiary made significant investments in building telecommunication product manufacturing equipment and related facilities to apply its thin-film coating technology to telecom products. With the continuing decline in the global telecommunication business and uncertainty regarding the recovery of the telecom market, the Company recognized a $10,433 charge in fiscal 2003 related to the abandonment of certain long-lived assets and write down of certain assets held for sale to fair value. The Company also recorded a charge of $1,150 in fiscal 2003 for an impairment related to a non-refundable option to purchase for $11,500 the building currently leased by DSI that was not likely to be exercised before its original expiration in March 2004. Additionally, as a result of the delisting of the Company’s common shares from the Nasdaq National Market, the Company recorded an asset impairment charge of $1,163 for the write-off of deferred costs associated with its shelf offerings in fiscal 2003. The Company also recognized a $411 charge in fiscal 2003 related to the abandonment of lamp manufacturing equipment. Finally, the Company recognized a charge of $703 in fiscal 2003 related to impairment of its investment in a foreign joint venture involved in the manufacturing of metal halide lamps. This $703 charge is included in the caption “Income (Loss) from Investments” in the Consolidated Statements of Operations.
I. Related Party Transactions
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
In accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 5, Accounting for Contingencies, and FAS No. 114, Accounting by Creditors for Impairment of a Loan, the Predecessor Company determined the above loan was impaired and recorded a valuation reserve against the loan. The Predecessor Company recorded an impairment loss of $2,700 in fiscal 2003, reflecting the amount by which the carrying value of the loan exceeded the underlying estimated fair value of the assets available to repay the loan at that time. The Company did not record interest income of $335 in the first six months of fiscal 2004 and $829 in fiscal 2003.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
I. Related Party Transactions (continued)
As discussed in the Disclosure Statement approved October 3, 2003, as part of the reorganization, the Predecessor Company, Saratoga and the CEO, agreed in principle, subject to formal approval of the special committee (of independent directors) of the Predecessor Company’s Board of Directors, formal documentation and Bankruptcy Court approval of the treatment of the CEO loan pursuant to a separate motion to be filed with the bankruptcy court, that the CEO loan documents would be modified to reduce the amount of the outstanding indebtedness owed by the CEO to an amount (the “Designated Amount”) equal to the difference between (1) the fair market value of the CEO’s personal assets and (2) the amounts owing to other secured creditors of the CEO that hold mortgages, liens and/or security interests upon or in property of the CEO, on a priority senior to the liens and security interests securing the CEO’s loan from the Company, to the extent of the fair market value of such property. The Designated Amount was set at $4,024. Additionally, the Company received on the Effective Date of the Plan, the proceeds from the CEO’s settlement of litigation of approximately $1,300 and the proceeds of an investment by the CEO in an affiliate of the Company. Other than reducing the amount of the CEO loan as described above, the loan would otherwise remain in full force and effect. The loan may be accelerated if the CEO ceases to be employed by the Company as a result of his voluntary resignation or termination for cause. On January 8, 2004, the Bankruptcy Court approved the terms of the settlement, which had previously been approved by the independent directors of the Predecessor Company, and the agreement became effective January 21, 2004. The consolidated balance sheets include the effects of the reduction of the loan to the Designated Amount, eliminate the valuation reserve with respect to the loan, and reflect the reclassification of the loan to related party receivables from the equity section of the balance sheet. Interest on the loan accrues at the same rate as the Company pays on its credit facility and totaled $165 in fiscal 2005 and $84 in the six months ended June 30, 2004.
In December 2003 the Company and the CEO entered into a new employment agreement that continued through July 2005. This agreement includes a retention bonus program pursuant to which the CEO was entitled to a retention bonus payable in two equal installments, as follows: (1) $2,027 as of July 1, 2004, and (2) $2,027 as of July 1, 2005. The after-tax proceeds of the first installment were $1,145 and were applied against the Company’s loan and interest receivable from the CEO. The balance of the loan and interest receivable was $2,958 at June 30, 2005. The after-tax proceeds of the second installment of $1,145 will be applied against the Company’s loan and interest receivable from the CEO.
In July 2005, the Company and the CEO entered into an Amended and Restated Employment Agreement. The agreement, as amended, extends the term of the employment agreement to July 30, 2007, and provides for two additional bonuses payable on September 30, 2006 and July 30, 2007. The additional bonuses are payable only if the Company achieves specified EBITDA goals for the preceding fiscal year. The after-tax proceeds of the additional bonuses would be applied to the balance of the CEO’s loan from the Company. The agreement also provides for the continuation of the existing performance bonus plan. If earned, the additional bonuses would result in the full repayment of the CEO’s loan by July 30, 2007.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
I. Related Party Transactions (continued)
One of the Company’s subsidiaries held a demand note from H&F Five, Inc., a company owned by the CEO and certain other employees and former employees of the Company, in the amount of $200 bearing interest at 8.5% per annum. At December 31, 2003, the total amount of the loan, including accrued interest, was $351. H&F Five, Inc. subsequently transferred these assets in return for a minority interest in a limited liability company that makes specialty chemicals. Based on an independent appraisal of the interest of H&F Five, Inc. in the limited liability company at $592, the H&F Five Inc. shareholders received cash payments for that value, less the outstanding balance of the loan, in respect of their respective shares. The payment of $121 that would otherwise have been made to the CEO was applied to the principal amount of his loan from the Company. Effective December 31, 2003, H&F Five, Inc. was merged with a wholly-owned subsidiary of the Company.
Both General Electric Company and the Ruud Lighting, Inc. shareholders were related parties in fiscal 2003 due to their share ownership in the Company. The Company had sales to GE (materials, lamps and lamp components) totaling $6,822 in fiscal 2003. The Company purchased lamps and raw materials from GE totaling $3,076 in fiscal 2003. The Company had sales to Ruud Lighting (primarily lamps and power supplies) totaling $6,537 during fiscal 2003. The Company purchased fixtures from Ruud Lighting totaling $1,219 during fiscal 2003.
The loss from sale of fixtures subsidiaries of $1,003 in fiscal 2003 relates to a settlement, approved by the Bankruptcy Court, pursuant to which the Company and Ruud Lighting, Inc. and its shareholders settled a dispute related to the sale of the fixture subsidiaries.
The Company incurred fees for consulting services to two former directors of the Company and to a consulting firm owned by another former director of the Company. The fees totaled $606 in fiscal 2003. Information regarding related party transactions with Saratoga is contained in Note B.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
J. Commitments
The Company leases buildings and certain equipment under non-cancelable operating lease agreements. Total rent expense was $2,163 in fiscal 2005, $962 for the six months ended June 30, 2004, $1,108 for the six months ended December 31, 2003, and $2,454 in fiscal 2003. Future minimum lease commitments for the five fiscal years subsequent to June 30, 2005, were as follows: 2006 — $1,836; 2007 — $1,606; 2008 — $1,554; 2009 — $1,529; 2010 — $1,473; thereafter — $1,095; Total — $9,093.
K. Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for fiscal 2005 and fiscal 2004:

	Reorganized Company
	Fiscal 2005, Three Months Ended
	Jun 30 (a)	Mar 31	Dec 31	Sep 30
Net sales	$37,798	$40,272	$41,122	$38,578
Gross profit	15,500	15,937	16,783	15,974
Net income	2,825	352	1,606	1,057

	Reorganized Company		Predecessor Company
	Fiscal 2004, Three Months Ended
	Jun 30	Mar 31	Dec 31 (b)	Sep 30 (c)
Net sales	$37,131	$36,944	$37,678	$32,832
Gross profit	16,376	14,469	14,496	12,653
Net income (loss)	1,612	(1,353)	(7,474)	(6,372)

(a)	Fourth Quarter 2005 — Net income was increased by a gain of $2,450 related to the Company’s investment Fiberstars warrants pursuant to FAS No. 133 (See Note C).

(b)	Second Quarter 2004 — Net income was reduced by reorganization expenses of $(5,635) and a write-off of deferred loan costs of $(2,251). Net income was increased by a gain on restructuring of $1,184.

(c)	First Quarter 2004 — Net income was reduced by reorganization expenses of $(5,623).

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
L. Segment and Geographic Information
The Company has one reportable business segment: the design, manufacture and sales of metal halide lighting products including materials, system components, systems and production equipment.
Net sales by country, based on the location of the business unit, for fiscal 2005, the six months ended June 30, 2004, the six months ended December 31, 2003, and fiscal 2003 follows:

	Reorganized Company		Predecessor Company
	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	June 30,	June 30,	December 31,	June 30,
	2005	2004	2003	2003
United States	$93,082	$43,107	$40,326	$83,719
United Kingdom	23,573	11,248	9,899	21,679
Canada	19,846	10,991	11,875	26,534
Australia	12,439	5,974	6,348	10,685
Other	8,830	2,755	2,062	2,470

	$157,770	$74,075	$70,510	$145,087

Long-lived assets by country, based on the location of the asset, as of June 30, 2005 and 2004 follows:

	Reorganized Company
	June 30,	June 30,
	2005	2004
United States	$107,643	$112,867
India	13,552	9,181
Canada	1,296	1,905
Australia	1,621	1,549
United Kingdom	706	595

	$124,818	$126,097

For fiscal 2005, the six months ended June 30, 2004, the six months ended December 31, 2003, and fiscal 2003, no single customer accounted for 10% or more of the Company’s net sales.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
The Company evaluated the design and operation of its disclosure controls and procedures as of June 30, 2005, to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and chief accounting officer. The principal executive officer and chief accounting officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.
Item 9B. Other Information
On September 26, 2005, the Company and the lender under the Company’s $30 million Credit Facility entered into an amendment to the terms of the facility. There were two principal features of the amendment. The first was to increase the principal amount of the term loan to the original principal amount, $11 million. The required monthly principal payments on the term loan remain unchanged. The second was to expand the definition of inventory eligible for inclusion in the borrowing base formula. The amended formula permits the Company to include eligible inventory in transit from the Company’s affiliates in India. Each of these changes had the effect of increasing the amount available to the Company under the revolving loan portion of the Credit Facility. The Company estimates that the initial incremental availability under the revolving loan facility was approximately $6 million.
On September 27, 2005, the Company sold 52.82 shares of its Common Stock to three of its executive officers. The consideration was $1,000 per share. The proceeds will be used for general corporate purposes. The sale of the shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act. The sales were made to the executive officers of the Company for investment. The shares were not offered to other investors.

PART III
Item 10. Directors and Officers of the Registrant
The following table sets forth certain information regarding each of the Company’s current directors and executive officers:

Name	Age	Position
Christian L. Oberbeck	45	Director
Richard A. Petrocelli	37	Director
Robert Cizik	74	Non-Executive Chairman and Director
Wayne R. Hellman	59	Chief Executive Officer and Director
Sabu Krishnan	47	Chief Operating Officer and Director
Wayne J. Vespoli*	44	Executive Vice President and Treasurer
Lee A. Bartolomei*	66	Vice President
James L. Schoolenberg*	62	Vice President
Christopher F. Zerull*	46	Vice President and Chief Accounting Officer

*	Executive officer only
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
On February 5, 2003, the Company and all of its U.S.-based subsidiaries (excluding Deposition Sciences, Inc.) each voluntarily filed for protection under the provisions of Chapter 11 of the Federal Bankruptcy Code. See “Emergence from Bankruptcy” under “Notes to Consolidated Financial Statements” in Item 8. “Financial Statements and Supplementary Data.”
Audit Committee Financial Expert. The Company has an audit committee composed of three Directors who are not members of management. There is currently one vacancy on the Audit Committee. The Board of Directors has determined that no member of the Audit Committee is a “financial expert” for the purposes of applicable Securities and Exchange Commission disclosure requirements. The Board of Directors has determined that each of Messrs. Petrocelli and Cizik is financially sophisticated and that, as a result, the Company’s Audit Committee can properly perform its functions.
Code of Ethics. The Company has a code of ethics applicable to certain senior officers. The Company’s code of ethics has been previously filed as Exhibits 14.1 and 14.2 to the Company’s Current Report on Form 8-K dated July 27, 2005.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership with the Securities and Exchange Commission and the Nasdaq National Market. Specific due dates for these reports have been established, and the Company is required to report any failure to file by those dates during fiscal 2005. All of these fiscal 2005 filing requirements were satisfied by the Company’s Executive Officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities.

Item 11. Executive Compensation
COMPENSATION OF EXECUTIVE OFFICERS
The following tables set forth certain information with respect to all compensation paid or earned for services rendered to the Company in all capacities for the fiscal years ended June 30, 2005, 2004, and 2003 by the Company’s top five highest paid Executive Officers. The Company has not granted any stock appreciation rights, nor does it have any defined benefit employee pension plan. The Company did not grant any stock options during fiscal 2005 and has no options outstanding. No long-term compensation amounts are reported below as the Company did not provide long-term compensation awards in the past three fiscal years.
SUMMARY COMPENSATION TABLE

	Annual Compensation ($)
						All Other
Name and Principal Position	Year	Salary		Bonus		Compensation
Wayne R. Hellman	2005	$372,116	(1)	$2,354,088	(1)(2)	9,144	(3)
Chief Executive Officer and Director	2004	300,914	(1)	2,327,000	(1)(2)	6,000	(3)
	2003	299,231	(1)	—		—

Sabu Krishnan (4)	2005	259,616		204,656	(2)	2,596	(3)
Chief Operating Officer and Director	2004	228,654		187,500	(2)	2,279	(3)
	2003	177,692		15,000		1,769	(3)

Wayne J. Vespoli (5)	2005	199,614		103,578	(2)	7,762	(3)
Executive Vice President and Treasurer	2004	—		—		—
	2003	—		—		—

Lee A. Bartolomei	2005	194,700		103,578	(2)	7,263	(3)
Vice President	2004	158,261		95,000	(2)	6,058	(3)
	2003	168,615		—		4,823	(3)

James L. Schoolenberg	2005	194,700		103,578	(2)	6,641	(3)
Vice President	2004	190,000		95,000	(2)	5,997	(3)
	2003	190,087		142,500		—

(1)	Mr. Hellman is a party to an Employment Agreement with the Company. The Employment Agreement had an initial term expiring July 2005. In July 2005, the Company and Mr. Hellman entered into an Amended and Restated Employment Agreement. The agreement, as amended, extends the term of the Agreement to July 30, 2007, provides for a base salary of $312,000, a supplemental salary of $138,000 per annum from January 1, 2005 through July 1, 2007, and provides for two additional bonuses payable on September 30, 2006 and July 30, 2007. The additional bonuses are payable only if the Company achieves specified adjusted EBITDA goals for the preceding fiscal year. The after-tax proceeds of the additional bonuses would be applied to the balance of Mr. Hellman’s loan from the Company. The agreement also provides for the continuation of the existing performance bonus plan, with adjusted EBITDA goals for fiscal 2006 and fiscal 2007 yet to be specified. If earned, the additional bonuses would result in the payment of Mr. Hellman’s loan on July 30, 2007. Under the original Employment Agreement, Mr. Hellman was entitled to receive annual base compensation of $300,000. In addition, Mr. Hellman was entitled to receive a bonus in each year in an amount between 50% and 150% of his base salary, provided the Company met certain performance criteria. For fiscal 2004, the minimum bonus threshold was an Adjusted EBITDA of $23,500,000 and achievement of a $27,000,000 Adjusted EBITDA was required for the superior bonus. Based on the Adjusted EBITDA of $24,600,000, that the Company calculated pursuant to the Employment Agreement, Mr. Hellman’s bonus for Fiscal 2004 was $300,000. Based on the Adjusted EBITDA of $27.6 million that the Company calculated pursuant to the Employment Agreement, Mr. Hellman’s bonus for Fiscal 2005 will be $327,088. In addition, Mr. Hellman was entitled to additional bonuses of $2,027,000, the first of which was effective July 2004, and the second of which was effective July 1, 2005. The after-tax portion of each such bonus (approximately $1,145,000) is for application directly to the reduction of Mr. Hellman’s loan from the Company. The Amended and Restated Employment Agreement provides for annual increases in the annual base compensation as determined by the Compensation Committee during the term of this Agreement. Pursuant to this Agreement, Mr. Hellman has agreed not to compete with the Company for a period of two years after termination of employment. Prior to the effective date of the Agreements noted above, Mr. Hellman was a party to an Employment Agreement with the Company that extended through December 31, 2003. Under this Employment Agreement, Mr. Hellman was entitled to receive annual base compensation of $195,000. In addition, Mr. Hellman was entitled to receive bonuses in amounts determined by the Compensation Committee. The former Employment Agreement provided for annual increases in annual base compensation in amounts determined by the Compensation Committee during the term of this Employment Agreement. During fiscal 2003, Mr. Hellman’s annual base compensation was set at $300,000, and no bonus was paid. Also includes compensation deferred pursuant to the Company’s 401(k) deferred compensation plan. Under the current and former Employment Agreements, Mr. Hellman participates in Company sponsored life, health, and disability insurance coverage.

(2)	Bonuses represent amounts paid or to be paid, with respect to a fiscal year, in the following fiscal year.

(3)	Perquisites provided to these executive officers consisted primarily of life, dental and medical insurance costs, the total of which did not exceed the lesser of $50,000 or 10% of the person’s salary and bonus. Amounts shown are Company contributions to the 401(k) Plan.

(4)	Mr. Krishnan was elected to the office of Chief Operating Officer (“COO”) on February 13, 2003. He was appointed a director of the Company on April 22, 2003. On July 27, 2005, the Company and the COO entered into a Severance and Noncompetition Agreement relating to the COO’s employment with the Company. The agreement provides for severance payments payable in the same amounts and at the same intervals as the COO’s current base pay for a period of two years upon the COO’s termination, other than a termination for “cause” or a termination resulting from the COO’s resignation without “good reason.” The agreement also provides that, upon termination, the COO will not engage in any business that competes with the business carried on by the Company or any of its subsidiaries or affiliates for a period of two years.

(5)	Mr. Vespoli was elected to the office of Executive Vice President and Treasurer on January 21, 2004. On July 27, 2005, the Company and the EVP entered into a Severance and Noncompetition Agreement relating to the EVP’s employment with the Company. The agreement provides for severance payments payable in the same amounts and at the same intervals as the EVP’s current base pay for a period of one year upon the EVP’s termination, other than a termination for “cause” or a termination resulting from the EVP’s resignation without “good reason.” The agreement also provides that, upon termination, the EVP will not engage in any business that competes with the business carried on by the Company or any of its subsidiaries or affiliates for a period of one year.

DEPOSITION SCIENCES, INC. OPTION EXERCISES
IN LAST FISCAL YEAR AND 2005 FISCAL YEAR END
DEPOSITION SCIENCES INC. OPTION VALUES

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares		Options at Fiscal		In-the-Money Options
	Acquired on	Value	Year-End (#)		at Fiscal Year-End ($)
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable		Exercisable/Unexercisable
Wayne R. Hellman	—	—	— /	750,000	*
Sabu Krishnan	—	—	— /	6,000	*
Wayne J. Vespoli	—	—	— /	—	*
Lee A. Bartolomei	—	—	1,000,00/	—	*
James L. Schoolenberg	—	—	— /	25,000	*

*	All of Deposition Sciences Inc.’s issued and outstanding stock is held by the Company. There is no meaningful basis on which to establish a market value per share for purposes of determining whether or the extent to which the unexercised options held were in-the-money at fiscal year-end.
COMPENSATION OF DIRECTORS
All directors of the Company receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. Employees of the Company and employees and principals of Saratoga Lighting Holdings, LLC, receive no additional compensation for their service on the Board of the Company. Mr. Robert Cizik, the non-executive Chairman of the Board, receives annual compensation of $180,000 for his services as Chairman. In addition, the Board of Directors authorized the sale of 338.33 shares of Series A Preferred Stock and 31.67 shares of Common Stock at $1,000 per share. 20 shares of Common Stock are subject to forfeiture if Mr. Cizik leaves his position within 5 years. The number of shares subject to forfeiture is reduced by 4 shares each year, and 4 of the 20 shares were vested as of June 30, 2005.
EMPLOYMENT AGREEMENTS
On July 27, 2005, the Company and Mr. Hellman (“CEO”) entered into an Amended and Restated Employment Agreement relating to the CEO’s employment with the Company. The agreement, as amended, extends the term of the Agreement to July 30, 2007 from July 1, 2005, provides for a base salary of $312,000, a supplemental salary of $138,000 per annum from January 1, 2005 through July 1, 2007, and provides for two additional bonuses payable on September 30, 2006 and July 30, 2007. The additional bonuses are payable only if the Company achieves specified adjusted EBITDA goals for the preceding fiscal year. The after-tax proceeds of the additional bonuses would be applied to the balance of the CEO’s loan from the Company. The agreement also provides for continuation of the existing performance bonus plan, with adjusted EBITDA goals for fiscal 2006 and fiscal 2007 yet to be specified. If earned, the additional bonuses would result in the payment in full of the CEO’s loan on July 30, 2007. The agreement, as amended, provides for annual increases in annual base compensation in amounts determined by the Compensation Committee during the term of the agreement. The agreement, as amended, also provides that, upon termination, the CEO will not engage in any business that competes with the business carried on by the Company or any of its subsidiaries or affiliates for a period of two years.

On July 27, 2005, the Company and Mr. Krishnan (“COO”) entered into a Severance and Noncompetition Agreement relating to the COO’s employment with the Company. The agreement provides for severance payments payable in the same amounts and at the same intervals as the COO’s current base pay for a period of two years upon the COO’s termination, other than a termination for “cause” or a termination resulting from the COO’s resignation without “good reason.” The agreement also provides that, upon termination, the COO will not engage in any business that competes with the business carried on by the Company or any of its subsidiaries or affiliates for a period of two years.
On July 27, 2005, the Company and Mr. Vespoli (“EVP”) entered into a Severance and Noncompetition Agreement relating to the EVP’s employment with the Company. The agreement provides for severance payments payable in the same amounts and at the same intervals as the EVP’s current base pay for a period of one year upon the EVP’s termination, other than a termination for “cause” or a termination resulting from the EVP’s resignation without “good reason.” The agreement also provides that, upon termination, the EVP will not engage in any business that competes with the business carried on by the Company or any of its subsidiaries or affiliates for a period of one year.
Mr. Schoolenberg is a party to an employment agreement with the Company for an initial term expiring December 10, 2006. Through this Employment Agreement, Mr. Schoolenberg is entitled to receive annual base compensation of $200,000. In addition, Mr. Schoolenberg will be entitled to receive a bonus in an amount between 25% and 75% of his base salary, provided the Company meets certain performance criteria. Based on the Adjusted EBITDA of $27.6 million that the Company calculated pursuant to the Employment Agreement, Mr. Schoolenberg’s bonus for Fiscal 2005 will be $103,578. The Employment Agreement provides for annual increases in the annual base compensation as determined by the Compensation Committee during the term of this Employment Agreement. Under this Employment Agreement, Mr. Schoolenberg participates in Company sponsored life, health and disability insurance coverage. Pursuant to this Employment Agreement, Mr. Schoolenberg has agreed not to compete with the Company for a period of one year after termination of employment.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee of the Board of Directors requires a majority to be non-executive directors. From and after December 10, 2003, this Committee consisted of Messrs. Oberbeck, Petrocelli, and Mr. Damon H. Ball. On September 8, 2004, Mr. Cizik replaced Mr. Ball on the Committee. The Compensation Committee also serves as the 2003 and 2005 Equity Incentive Plan Committee. This Committee granted restricted stock awards under the 2003 Equity Incentive Plan for 99.12 shares of Common Stock to five executive officers of the Company during fiscal 2004. The Committee granted additional restricted stock awards under the 2005 Equity Incentive Plan for 50.62 shares and under the 2003 Equity Incentive Plan for 2.20 shares in July 2005. The Committee also has authority to make all determinations as to future grants of stock and stock options under the Plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
CERTAIN HOLDERS OF VOTING SECURITIES
The following table sets forth information regarding the ownership of the Company’s Common Stock as of September 28, 2005, by each of the continuing directors and executive officers of the Company, by each person or group known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Stock, and by all directors and executive officers of the Company as a group.

	Common Shares		Preferred Shares
	Beneficially Owned (2)		Beneficially Owned
		Percent of		Percent of	Percent of
Name and Address (1)	Number	Class	Number	Class	Voting Power
Saratoga Lighting Holdings LLC	1,151.94	97.3%	29,000.00	98.8%	98.8%
Saratoga Partners IV, L.P.	1,151.94	97.3%	29,000.00	98.8%	98.8%
Saratoga Coinvestment IV, LLC	1,151.94	97.3%	29,000.00	98.8%	98.8%
Saratoga Associates IV, LLC	1,151.94	97.3%	29,000.00	98.8%	98.8%
Christian L. Oberbeck	1,151.94	97.3%	29,000.00	98.8%	98.8%
Richard A. Petrocelli	1,151.94	97.3%	29,000.00	98.8%	98.8%
Robert Cizik	31.67	2.7%	338.33	1.2%	1.2%
Wayne R. Hellman	60.69	5.1%	—	*	*
Sabu Krishnan	45.51	3.8%	—	*	*
Wayne J. Vespoli	18.21	1.5%	—	*	*
Lee A. Bartolomei	11.01	0.9%	—	*	*
James L. Schoolenberg	16.52	1.4%	—	*	*
Christopher F. Zerull	—	*	—	*	*
All Directors and Executive Officers as a Group (9 Persons)	1,183.61	100.0%	29,338.33	100.0%	100.0%

*	Less than one percent
(1)	The business address of each of Messrs. Hellman, Krishnan, Vespoli, and Zerull is 32000 Aurora Road, Solon, Ohio 44139; The business address of Saratoga Lighting Holdings, LLC (“Saratoga”), Saratoga Partners IV, L.P., Saratoga Coinvestment IV LLC, Saratoga Associates IV LLC, Saratoga Management Company LLC, Christian L. Oberbeck, and Richard A. Petrocelli (collectively, the “Saratoga Group”) is 535 Madison Avenue, 4th Floor, New York, NY 10022. The business address for Mr. Cizik is Cizik Interests, 8839 Harness Creek Lane, Houston, TX 77024. The business address for Mr. Bartolomei is Deposition Sciences, Inc., 3300 Coffey Lane, Santa Rosa, CA 95403. The business address for Mr. Schoolenberg is APL Engineered Materials Inc., 2401 N. Willow Road, Urbana, IL 61801.

(2)	Shares beneficially owned by the Saratoga entities and Messrs. Oberbeck and Petrocelli include 1,000 shares of Common Stock owned by Saratoga and 151.94 shares of Common Stock which are owned by Messrs. Hellman, Krishnan, Vespoli, Bartolomei and Schoolenberg, which are held in a Voting Trust, of which Saratoga is the voting trustee. Each of the shares in the voting trust is also shown as beneficially owned by the respective individuals.

Item 13. Certain Relationships and Related Transactions
CERTAIN TRANSACTIONS WITH DIRECTORS, OFFICERS AND SHAREHOLDERS
The Company has an advisory and consulting agreement with Saratoga Lighting Holdings LLC (“Saratoga”) pursuant to which the Company pays a management fee to Saratoga in lieu of Director’s fees to Messrs. Oberbeck and Petrocelli. The amount of the management fee was $150,000 per quarter for the first two quarters of fiscal 2005 and $154,950 per quarter for the last two quarters of fiscal 2005. In addition, Saratoga may provide the Company with financial advisory services in connection with significant business transactions, including, but not limited to: (i) identification, negotiation and analysis of acquisitions and dispositions by the Company or its subsidiaries; (ii) negotiations and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of indebtedness; (iii) finance functions, including assistance in financial projections; (iv) human resource functions, including searching and hiring of executives; and (v) such other services as the Board of Directors and Saratoga shall agree. For such services, the Company will pay Saratoga compensation comparable to compensation paid for such services by similarly situated companies. In July 2004 the Company paid Saratoga $1.8 million related to advisory services in connection with the Company’s restructuring and emergence from Chapter 11 Bankruptcy in December 2003.
Pursuant to a loan agreement dated October 8, 1998, as amended, between the Company and Mr. Hellman, its Chief Executive Officer, the Company has a loan and interest receivable in the amount of $2,958,611 as of June 30, 2005. No loans were made under the loan agreement in fiscal 2005. Pursuant to the terms of Mr. Hellman’s Employment Agreement with the Company, the after-tax proceeds of bonuses totaling $1,314,057 were applied to the loan during fiscal 2005. Additionally, the after-tax proceeds of bonuses earned during fiscal 2005 of approximately $1,332,000 are expected to be applied to the loan during fiscal 2006.
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
Diane Hellman, Mr. Hellman’s wife, has served the Company in various marketing positions since 1985, and currently serves as Executive Vice President of Sales and Logistics. In fiscal 2005, Mrs. Hellman’s salary, benefits and perquisites were $224,855. Mrs. Hellman’s full-time employment will end on September 30, 2005. Pursuant to the related severance and consulting arrangement, the Company will pay Mrs. Hellman a one-time payment equal to her base salary of $166,400, on September 30, 2005. Additionally, the Company will pay an additional $83,200 over the twelve months ended September 30, 2006. Finally, the Company will pay $83,200 over the twelve months ended September 30, 2006, in exchange for which Mrs. Hellman will be available, at the Company’s request, for up to 80 hours of services per month. Matthew Mazzola, Mrs. Hellman’s son, serves as Regional Account Manager for the Company’s Venture Lighting International, Inc. subsidiary (“Venture Lighting International”). In fiscal 2005, Mr. Mazzola’s salary, benefits and perquisites were $89,468. Joshua Barry, Mr. Hellman’s son-in-law, serves the Company as Technical Leader for Venture Lighting International. In fiscal 2005, Mr. Barry’s salary, benefits and perquisites were $101,283. Michael Tommervik, Mr. Bartolomei’s stepson, serves the Company as Process Engineer for its Deposition Sciences, Inc. subsidiary. In fiscal 2005, Mr. Tommervik’s salary, benefits and perquisites were $101,319.

The Company does not intend to enter into any material transaction with officers or directors, or their family members, without the approval of a majority of the disinterested directors.
Item 14. Principal Accounting Fees and Services
Aggregate fees for professional services rendered for the Company by Grant Thornton as of or for the fiscal years ended June 30, 2005 and 2004 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	Fiscal Year	Fiscal Year
Category	2005	2004
Audit Fees	$345,000	$442,000
Audit-Related Fees	20,000	169,000
Tax Fees	97,000	115,000
Audit Fees for the fiscal years ended June 30, 2005 and 2004 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, consents, international filings and other assistance required to complete the year end audit of the consolidated financial statements.
Audit-Related Fees as of the fiscal years ended June 30, 2005 and 2004 were for assurance and related services associated with employee benefit plan audits, assistance with technical accounting matters, and services related to the Company’s emergence from Chapter 11 Bankruptcy.
Tax Fees as of the fiscal years ended June 30, 2005 and 2004 were for services related to tax compliance, international tax advisory services and tax planning.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
Effective for fiscal year 2005 and 2004, the Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)(1) and (2). The following consolidated financial statements of Advanced Lighting Technologies, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets:
Reorganized Company as of June 30, 2005 and 2004
Consolidated Statements of Operations:
Reorganized Company for the Year Ended June 30, 2005 and for the Six Months Ended June 30, 2004
Predecessor Company for the Six Months Ended December 31, 2003 and Year Ended June 30, 2003
Consolidated Statements of Shareholders’ Equity:
Reorganized Company for the Year Ended June 30, 2005 and for the Six Months Ended June 30, 2004
Predecessor Company for the Six Months Ended December 31, 2003 and Year Ended June 30, 2003
Consolidated Statements of Cash Flows:
Reorganized Company for the Year Ended June 30, 2005 and for the Six Months Ended June 30, 2004
Predecessor Company for the Six Months Ended December 31, 2003 and Year Ended June 30, 2003
Notes to Consolidated Financial Statements
Financial Statement Schedules:
(2)	The following Financial Statement Schedules are included in Item 15(d):
None. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(3)	List of Exhibits (Exhibits available upon request)

		Previous
		Filing If
Exhibit		Incorporated
Number	Description	by Reference
2.1	Venture Lighting International, Inc., et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003 (Form 8-K, Exhibit 2.1)	(9)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004 (Form 10-Q, Exhibit 3.1)	(13)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
3.2	Amended and Restated Code of Regulations (Form 10-Q, Exhibit 3.2)

4.1	Reference is made to Exhibit 2.1		(13)

9.1	Voting Trust Agreement by and between Saratoga Lighting Holdings LLC and certain shareholders of Advanced Lighting Technologies, Inc. dated May 13, 2004 (Form 10-K, Exhibit 10.1.19)		(12)

9.2	Voting Trust Agreement by and between Saratoga Lighting Holdings LLC and certain shareholders of Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.9)		(14)

10.1	Management Contracts, Compensatory Plans and Arrangements

	10.1.1	Loan Agreement dated as of October 8, 1998 between Advanced Lighting Technologies, Inc. and Wayne R. Hellman (Form 10-Q/A, Exhibit 10.1)	(1)

	10.1.2	Secured Promissory Note of Wayne R. Hellman dated as of October 8, 1998 in the amount of $9,000,000 to Advanced Lighting Technologies, Inc. (Form 10-Q/A, Exhibit 10.2)	(1)

	10.1.3	First Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of November 22, 2000 (Form 10-Q, Exhibit 10.1)	(2)

	10.1.4	Second Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of March 15, 2001 (Form 10-Q, Exhibit 10.1)	(3)

	10.1.5	Third Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of April 25, 2002 (Form 10-K, Exhibit 10.1.7)	(5)

	10.1.6	Fourth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated January 5, 2004 (Form 10-Q, Exhibit 10.2)	(11)

	10.1.7	Fifth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated February 19, 2004 (Form 10-Q, Exhibit 10.3)	(11)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.1.8	Deposition Sciences, Inc. 2001 Equity Incentive Plan (Form 10-Q, Exhibit 10.3)	(3)

	10.1.9	Management Rights Agreement between Saratoga Partners IV, L.P. and Advanced Lighting Technologies, Inc. dated March 22, 2004 (Form 10-Q, Exhibit 10.1)	(11)

	10.1.10	Settlement Agreement by and among Advanced Lighting Technologies, Inc., Wayne R. Hellman and Saratoga Lighting Holdings LLC dated January 5, 2004 (Form 10-Q, Exhibit 10.5)	(11)

	10.1.11	First Amendment to Settlement Agreement by and among Advanced Lighting Technologies, Inc., Wayne R. Hellman and Saratoga Lighting Holdings LLC dated February 19, 2004 (Form 10-Q, Exhibit 10.6)	(11)

	10.1.12	Settlement Agreement by and among Advanced Lighting Technologies, Inc., Venture Lighting International, Inc. Ruud Lighting, Inc., Alan J. Ruud, Susan Ruud, Theodore O. Sokoly, Christopher A. Ruud and Cynthia A. Johnson dated as of September 8, 2003 (Form 10-Q, Exhibit 10.4)	(8)

	10.1.13	Advanced Lighting Technologies, Inc.’s 2003 Equity Incentive Plan adopted and effective December 18, 2003 (Form 10-Q, Exhibit 10.2)	(10)

	10.1.14	Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.3)	(10)

	10.1.15	Employment Agreement between James Schoolenberg and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.4)	(10)

	10.1.16	Management Services Agreement between Saratoga Management Company, LLC and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.5)	(10)

	10.1.17	Common Stock Purchase Agreement between Robert Cizik and Advanced Lighting Technologies, Inc. dated May 25, 2004 (Form 10-K, Exhibit 10.1.17)	(12)

	10.1.18	Common and Preferred Stock Purchase Agreement between Robert Cizik and Advanced Lighting Technologies, Inc. dated May 25, 2004 (Form 10-K, Exhibit 10.1.18)	(12)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.1.19	Reorganization Plan, Lock-Up and Voting Agreement dated as of October 31, 2003 (Form 10-Q, Exhibit 10.5)	(8)

	10.1.20	Amendment to Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated November 12, 2004 (Form 10-Q, Exhibit 10.3)	(13)

	10.1.21	Advanced Lighting Technologies, Inc.’s 2005 Equity Incentive Plan adopted and effective July 27, 2005 (Form 8-K, Exhibit 10.1)	(14)

	10.1.22	Amended and Restated Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.2)	(14)

	10.1.23	Severance and Noncompetition Agreement between Advanced Lighting Technologies, Inc. and Sabu Krishnan dated July 27, 2005 (Form 8-K, Exhibit 10.3)	(14)

	10.1.24	Severance and Noncompetition Agreement between Advanced Lighting Technologies, Inc. and Wayne Vespoli dated July 27, 2005 (Form 8-K, Exhibit 10.4)	(14)

	10.1.25	Common Stock Purchase Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.5)	(14)

	10.1.26	Common Stock Purchase Agreement between Sabu Krishnan and Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.6)	(14)

	10.1.27	Common Stock Purchase Agreement between Wayne J. Vespoli and Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.7)	(14)

	10.1.28	Common Stock Purchase Agreement between Wayne J. Vespoli and Advanced Lighting Technologies, Inc. dated July 27, 2005 [2003 Plan] (Form 8-K, Exhibit 10.8)	(14)

10.2	Credit Facility Agreements

	10.2.1	Post-Petition Credit Agreement among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as Agent and Certain Financial Institutions Dated as of February 6, 2003 (Form 10-Q Exhibit 10.1)	(6)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.2.2	Loan and Security Agreement, dated June 30, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-K, Exhibit 10.2.29)	(7)

	10.2.3	Consent and First Amendment to Loan and Security Agreement, dated July 25, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.1)	(8)

	10.2.4	Second Amendment to Loan and Security Agreement, dated August 21, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.2)	(8)

	10.2.5	Third Amendment to Loan and Security Agreement, dated September 30, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.3)	(8)

	10.2.6	Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.1)	(10)

	10.2.7	Amendment and Consent to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated December 30, 2003 (Form 10-Q, Exhibit 10.4)	(11)

	10.2.8	Consent to Restructure and Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated May 31, 2004 (Form 10-K, Exhibit 10.2.8)	(12)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.2.9	Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated September 15, 2004 (Form 10-Q, Exhibit 10.1)	(13)

	10.2.10	Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated October 25, 2004 (Form 10-Q, Exhibit 10.2)	(13)

	10.2.11	Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated September 22, 2005

10.3	Lease Agreement by and between Macken Associates and Deposition Sciences, Inc. dated March 2, 2001		(4)

10.4	Agreement dated April 16, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001		(4)

10.5	Second Amendment to Lease dated June 20, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001		(4)

10.6	Option Agreement to Purchase Real Property dated March 2, 2001 by and between Macken Associates and Deposition Sciences, Inc. with respect to the premises leased by the second party from the first party pursuant to the Lease Agreement by and between them dated March 2, 2001		(4)

10.7	Agreement dated May 29, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Option Agreement to Purchase Real Property by and between the same parties dated March 2, 2001		(4)

10.8	Third Amendment to Lease dated March 4, 2004 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001		(12)

		Previous
		Filing If
Exhibit		Incorporated
Number	Description	by Reference
10.9	Second Amendment to Option Agreement to Purchase Real Property dated March 4, 2004 by and between Macken Associates and Deposition Sciences, Inc. amending the Option Agreement to Purchase Real Property by and between the same parties dated March 2, 2001	(12)

10.10	Agreement between Advanced Lighting Technologies, Inc. and its Subsidiaries and Brown, Gibbons, Lang & Company dated as of February 5, 2003 (Form 10-Q Exhibit 10.2)	(6)

12	Statement regarding Computation of Ratios

14.1	Code of Ethical Conduct for Chief Executive Officer and Executive Officers including Senior Financial Officers, approved by Board of Directors July 27, 2005	(14)

14.2	Code of Conduct (General Section Only) approved by Board of Directors July 27, 2005	(14)

21	Subsidiaries of the Registrant as of June 30, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended December 31, 1998 filed March 15, 1999. (SEC Accession No.: 0000950152-99-001926/ SEC File No.: 000-27202/SEC Film No.: 99565325)

(2)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2000 filed February 14, 2001.

(3)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2001 filed May 15, 2001.

(4)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2001 filed September 28, 2001.

(5)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2002 filed October 15, 2002

(6)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 filed June 4, 2003.

(7)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2003 filed October 14, 2003.

(8)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2003 filed November 12, 2003.

(9)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated December 8, 2003 filed December 23, 2003.

(10)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2003 filed March 18, 2004.

(11)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 filed May 13, 2004.

(12)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2004 filed September 9, 2004.

(13)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004 filed November 12, 2004.

(14)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated July 27, 2005 filed August 2, 2005.
(b)	Reports on Form 8-K
The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2005.
(c)	Exhibits.
The exhibits to this Form 10-K are submitted as a separate section of this Report. See Exhibit Index.
(d)	Financial Statement Schedules.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: September 28, 2005	By:	/s/ Wayne R. Hellman

Wayne R. Hellman Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Wayne R. Hellman	Chief Executive Officer and Director	September 28, 2005

Wayne R. Hellman

/s/ Sabu Krishnan	Chief Operating Officer and Director	September 28, 2005

Sabu Krishnan

/s/ Wayne Vespoli	Executive Vice President and Treasurer	September 28, 2005

Wayne Vespoli

/s/ Christopher F. Zerull	Vice President and Chief Accounting Officer	September 28, 2005

Christopher F. Zerull

/s/ Robert Cizik	Non-Executive Chairman and Director	September 28, 2005

Robert Cizik

/s/ Christian Oberbeck	Director	September 28, 2005

Christian Oberbeck

/s/ Richard Petrocelli	Director	September 28, 2005

Richard Petrocelli

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBITS TO
FORM 10-K
FOR THE ANNUAL PERIOD ENDED JUNE 30, 2005
ADVANCED LIGHTING TECHNOLOGIES, INC.

EXHIBIT INDEX

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
2.1	Venture Lighting International, Inc., et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003 (Form 8-K, Exhibit 2.1)		(9)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004 (Form 10-Q, Exhibit 3.1)		(13)

3.2	Amended and Restated Code of Regulations (Form 10-Q, Exhibit 3.2)		(13)

4.1	Reference is made to Exhibit 2.1

9.1	Voting Trust Agreement by and between Saratoga Lighting Holdings LLC and certain shareholders of Advanced Lighting Technologies, Inc. dated May 13, 2004 (Form 10-K, Exhibit 10.1.19)		(12)

9.2	Voting Trust Agreement by and between Saratoga Lighting Holdings LLC and certain shareholders of Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.9)		(14)

10.1	Management Contracts, Compensatory Plans and Arrangements

	10.1.1	Loan Agreement dated as of October 8, 1998 between Advanced Lighting Technologies, Inc. and Wayne R. Hellman (Form 10-Q/A, Exhibit 10.1)	(1)

	10.1.2	Secured Promissory Note of Wayne R. Hellman dated as of October 8, 1998 in the amount of $9,000,000 to Advanced Lighting Technologies, Inc. (Form 10-Q/A, Exhibit 10.2)	(1)

	10.1.3	First Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of November 22, 2000 (Form 10-Q, Exhibit 10.1)	(2)

	10.1.4	Second Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of March 15, 2001 (Form 10-Q, Exhibit 10.1)	(3)

	10.1.5	Third Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of April 25, 2002 (Form 10-K, Exhibit 10.1.7)	(5)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.1.6	Fourth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated January 5, 2004 (Form 10-Q, Exhibit 10.2)	(11)

	10.1.7	Fifth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated February 19, 2004 (Form 10-Q, Exhibit 10.3)	(11)

	10.1.8	Deposition Sciences, Inc. 2001 Equity Incentive Plan (Form 10-Q, Exhibit 10.3)	(3)

	10.1.9	Management Rights Agreement between Saratoga Partners IV, L.P. and Advanced Lighting Technologies, Inc. dated March 22, 2004 (Form 10-Q, Exhibit 10.1)	(11)

	10.1.10	Settlement Agreement by and among Advanced Lighting Technologies, Inc., Wayne R. Hellman and Saratoga Lighting Holdings LLC dated January 5, 2004 (Form 10-Q, Exhibit 10.5)	(11)

	10.1.11	First Amendment to Settlement Agreement by and among Advanced Lighting Technologies, Inc., Wayne R. Hellman and Saratoga Lighting Holdings LLC dated February 19, 2004 (Form 10-Q, Exhibit 10.6)	(11)

	10.1.12	Settlement Agreement by and among Advanced Lighting Technologies, Inc., Venture Lighting International, Inc. Ruud Lighting, Inc., Alan J. Ruud, Susan Ruud, Theodore O. Sokoly, Christopher A. Ruud and Cynthia A. Johnson dated as of September 8, 2003 (Form 10-Q, Exhibit 10.4)	(8)

	10.1.13	Advanced Lighting Technologies, Inc.’s 2003 Equity Incentive Plan adopted and effective December 18, 2003 (Form 10-Q, Exhibit 10.2)	(10)

	10.1.14	Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.3)	(10)

	10.1.15	Employment Agreement between James Schoolenberg and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.4)	(10)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.1.16	Management Services Agreement between Saratoga Management Company, LLC and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.5)	(10)

	10.1.17	Common Stock Purchase Agreement between Robert Cizik and Advanced Lighting Technologies, Inc. dated May 25, 2004 (Form 10-K, Exhibit 10.1.17)	(12)

	10.1.18	Common and Preferred Stock Purchase Agreement between Robert Cizik and Advanced Lighting Technologies, Inc. dated May 25, 2004 (Form 10-K, Exhibit 10.1.18)	(12)

	10.1.19	Reorganization Plan, Lock-Up and Voting Agreement dated as of October 31, 2003 (Form 10-Q, Exhibit 10.5)	(8)

	10.1.20	Amendment to Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated November 12, 2004 (Form 10-Q, Exhibit 10.3)	(13)

	10.1.21	Advanced Lighting Technologies, Inc.’s 2005 Equity Incentive Plan adopted and effective July 27, 2005 (Form 8-K, Exhibit 10.1)	(14)

	10.1.22	Amended and Restated Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.2)	(14)

	10.1.23	Severance and Noncompetition Agreement between Advanced Lighting Technologies, Inc. and Sabu Krishnan dated July 27, 2005 (Form 8-K, Exhibit 10.3)	(14)

	10.1.24	Severance and Noncompetition Agreement between Advanced Lighting Technologies, Inc. and Wayne Vespoli dated July 27, 2005 (Form 8-K, Exhibit 10.4)	(14)

	10.1.25	Common Stock Purchase Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.5)	(14)

	10.1.26	Common Stock Purchase Agreement between Sabu Krishnan and Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.6)	(14)

	10.1.27	Common Stock Purchase Agreement between Wayne J. Vespoli and Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.7)	(14)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.1.28	Common Stock Purchase Agreement between Wayne J. Vespoli and Advanced Lighting Technologies, Inc. dated July 27, 2005 [2003 Plan] (Form 8-K, Exhibit 10.8)	(14)

10.2	Credit Facility Agreements

	10.2.1	Post-Petition Credit Agreement among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as Agent and Certain Financial Institutions Dated as of February 6, 2003 (Form 10-Q Exhibit 10.1)	(6)

	10.2.2	Loan and Security Agreement, dated June 30, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-K, Exhibit 10.2.29)	(7)

	10.2.3	Consent and First Amendment to Loan and Security Agreement, dated July 25, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.1)	(8)

	10.2.4	Second Amendment to Loan and Security Agreement, dated August 21, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.2)	(8)

	10.2.5	Third Amendment to Loan and Security Agreement, dated September 30, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.3)	(8)

	10.2.6	Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.1)	(10)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.2.7	Amendment and Consent to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated December 30, 2003 (Form 10-Q, Exhibit 10.4)	(11)

	10.2.8	Consent to Restructure and Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated May 31, 2004 (Form 10-K, Exhibit 10.2.8)	(12)

	10.2.9	Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated September 15, 2004 (Form 10-Q, Exhibit 10.1)	(13)

	10.2.10	Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated October 25, 2004 (Form 10-Q, Exhibit 10.2)	(13)

	10.2.11	Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated September 22, 2005

10.3	Lease Agreement by and between Macken Associates and Deposition Sciences, Inc. dated March 2, 2001		(4)

10.4	Agreement dated April 16, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001		(4)

10.5	Second Amendment to Lease dated June 20, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001		(4)

10.6	Option Agreement to Purchase Real Property dated March 2, 2001 by and between Macken Associates and Deposition Sciences, Inc. with respect to the premises leased by the second party from the first party pursuant to the Lease Agreement by and between them dated March 2, 2001		(4)

		Previous
		Filing If
Exhibit		Incorporated
Number	Description	by Reference
10.7	Agreement dated May 29, 2001 by and between Macken Associates and Deposition Sciences, Inc. amending the Option Agreement to Purchase Real Property by and between the same parties dated March 2, 2001	(4)

10.8	Third Amendment to Lease dated March 4, 2004 by and between Macken Associates and Deposition Sciences, Inc. amending the Lease Agreement by and between the same parties dated March 2, 2001	(12)

10.9	Second Amendment to Option Agreement to Purchase Real Property dated March 4, 2004 by and between Macken Associates and Deposition Sciences, Inc. amending the Option Agreement to Purchase Real Property by and between the same parties dated March 2, 2001	(12)

10.10	Agreement between Advanced Lighting Technologies, Inc. and its Subsidiaries and Brown, Gibbons, Lang & Company dated as of February 5, 2003 (Form 10-Q Exhibit 10.2)	(6)

12	Statement regarding Computation of Ratios

14.1	Code of Ethical Conduct for Chief Executive Officer and Executive Officers including Senior Financial Officers, approved by Board of Directors July 27, 2005	(14)

14.2	Code of Conduct (General Section Only) approved by Board of Directors July 27, 2005	(14)

21	Subsidiaries of the Registrant as of June 30, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended December 31, 1998 filed March 15, 1999. (SEC Accession No.: 0000950152-99-001926/SEC File No.:000-27202/SEC Film No.:99565325)

(2)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2000 filed February 14, 2001.

(3)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2001 filed May 15, 2001.

(4)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2001 filed September 28, 2001.

(5)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2002 filed October 15, 2002

(6)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 filed June 4, 2003.

(7)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2003 filed October 14, 2003.

(8)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2003 filed November 12, 2003.

(9)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated December 8, 2003 filed December 23, 2003.

(10)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2003 filed March 18, 2004.

(11)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 filed May 13, 2004.

(12)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2004 filed September 9, 2004.

(13)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004 filed November 12, 2004.

(14)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated July 27, 2005 filed August 2, 2005.