Form 10-Q
period 2005-09-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2005-10-28
CIK 1002125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
There were 1,184 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of September 30, 2005.

INDEX
Advanced Lighting Technologies, Inc.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	September 30,	June 30,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$2,609	$2,643
Trade receivables, less allowances of $696 and $687	31,557	29,069
Inventories:
Finished goods	23,500	20,849
Raw materials and work-in-process	14,282	13,108

	37,782	33,957
Prepaid expenses	1,749	1,421

Total current assets	73,697	67,090

Property, plant and equipment:
Land and buildings	20,510	20,466
Machinery and equipment	31,800	31,260
Furniture and fixtures	2,645	2,592

	54,955	54,318
Less accumulated depreciation	8,095	6,808

	46,860	47,510

Receivables from related parties	3,043	2,983
Investments	6,163	4,946
Other assets	3,020	2,980
Intangible assets, net	24,146	24,327
Goodwill	49,751	50,001

	$206,680	$199,837

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	September 30,	June 30,
	2005	2005
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$16,861	$11,984
Accounts payable	12,038	11,471
Payables to related parties	952	310
Employee-related liabilities	7,430	7,568
Accrued income and other taxes	1,018	793
Other accrued expenses	4,519	8,085

Total current liabilities	42,818	40,211

Long-term debt	123,326	120,026
Deferred tax liabilities	812	826

Total liabilities	166,956	161,063

Minority interest	2,333	2,155
Preferred stock, $.001 par value, 239 shares authorized; 29 shares issued and outstanding	29,338	29,338

Common shareholders’ equity
Common stock, $.001 par value, 80,000 shares authorized; 1 share issued and outstanding	1	1
Paid-in-capital	1,183	1,130
Accumulated other comprehensive income (loss)	(690)	51
Retained earnings	7,559	6,099

Total common shareholders’ equity	8,053	7,281

	$206,680	$199,837

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands)

	Quarter Ended September 30,
	2005	2004
Net sales	$37,310	$38,578

Costs and expenses:
Cost of sales	22,288	22,604
Marketing and selling	6,422	6,229
Research and development	1,308	1,542
General and administrative	3,456	3,537
Amortization of intangible assets	261	241

Income from operations	3,575	4,425

Other income (expense):
Interest expense	(3,534)	(3,423)
Interest income	92	93
Income from investments	1,953	486

Income before income taxes and minority interest	2,086	1,581
Income tax expense	448	373

Income before minority interest	1,638	1,208
Minority interest in income of consolidated subsidiary	(178)	(151)

Net income	$1,460	$1,057

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Three Months Ended September 30, 2005
(dollars in thousands)

					Accumulated
					Other		Common
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Stock	Shares	Par Value	Capital	Income (Loss)	Earnings	Equity	Total
Balance at June 30, 2005	$29,338	1,131	$1	$1,130	$51	$6,099	$7,281	$36,619

Net income	—	—	—	—	—	1,460	1,460	1,460

Unrealized loss on securities held as available for sale	—	—	—	—	(737)	—	(737)	(737)

Foreign currency translation adjustment	—	—	—	—	(4)	—	(4)	(4)

Stock purchases by management	—	53	—	53	—	—	53	53

Balance at September 30, 2005	$29,338	1,184	$1	$1,183	$(690)	$7,559	$8,053	$37,391

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Quarter Ended September 30,
	2005	2004
Operating activities
Net income	$1,460	$1,057
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,456	1,120
Amortization	261	241
Provision for doubtful accounts	56	119
Income from investments	(1,953)	(486)
Payment of reorganization expenses	—	(1,842)
Changes in current assets and liabilities and other	(8,751)	(4,826)

Net cash used in operating activities	(7,471)	(4,617)

Investing activities
Capital expenditures	(792)	(1,148)
Proceeds from sale of investment	—	450

Net cash used in investing activities	(792)	(698)

Financing activities
Net borrowings under revolving credit loan	5,024	5,352
Proceeds from long-term debt	3,850	—
Payments of long-term debt and capital leases	(698)	(706)
Stock purchases by management	53	—

Net cash provided by financing activities	8,229	4,646

Decrease in cash and cash equivalents	(34)	(669)
Cash and cash equivalents, beginning of period	2,643	4,701

Cash and cash equivalents, end of period	$2,609	$4,032

Supplemental cash flow information
Interest paid	$6,629	$6,544
Income taxes paid (refunds received), net	—	(39)
See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005
(Dollars in thousands)
A. Organization
Advanced Lighting Technologies, Inc. (the “Company” or “ADLT”) is an innovation-driven designer, manufacturer and marketer focused on metal halide lighting products, including materials, system components, systems and equipment.
B. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, including adjustments of a normal and recurring nature as well as adjustments related to the Company’s emergence from bankruptcy. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.
Reporting Periods
The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. As a result, the first three months of fiscal 2006 consisted of 13 weeks as compared to the first three months of fiscal 2005 that consisted of 14 weeks.
Income Taxes
Actual income tax expense for the interim periods differ from the amounts computed by applying the U.S. Federal income tax rate of 35% to the income (loss) before income taxes because under FAS No. 109, Accounting for Income Taxes, the tax benefit related to the U.S. loss for these interim periods was required to be reserved in a valuation allowance due to the uncertainty regarding the ultimate realization of the tax benefit of such losses. The income tax expense recognized for the interim periods relates to income taxes on certain foreign subsidiaries’ income. Goodwill was reduced by $250 during the quarter ended September 30, 2005 related to the benefit received from the utilization of pre-fresh start net operating losses.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005
(Dollars in thousands)
C. Investment in Fiberstars
At June 30, 2005, the Company maintained an interest in Fiberstars, Inc. (“Fiberstars”) consisting of beneficial ownership of 175,572 shares of common stock and a warrant with an exercise price of $.01 per share that included the right to acquire, upon meeting certain vesting provisions, 231,250 shares of Fiberstars common stock. The warrant’s final vesting provision of maintaining an average closing stock price for Fiberstars common stock of $12.00 per share for a period of thirty consecutive days was met on July 27, 2005, and the Company purchased the shares.
The warrant was accounted for as a derivative financial instrument pursuant to the requirements of Statement of Financial Accounting Standards (“FAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and was valued based upon the closing market price of Fiberstars common stock on July 27, 2005, of $13.94 per share, or approximately $3,200. The total gain recognized in the accompanying condensed consolidated statements of operations with regard to recording the Company’s investment at fair value was $1,864.
The total share investment, which approximates 5% of Fiberstars, is being accounted for prospectively under FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Periodic changes in market value are recognized as a component of other comprehensive income or loss. The Company recognized a loss of $(737) for this other comprehensive loss component related to the investment for the quarter ended September 30, 2005. The total value of the investment in Fiberstars stock is $4,225 at September 30, 2005 and is included in the “Investments” classification in the condensed consolidated balance sheet.
D. Comprehensive Income
For the quarters ended September 30, 2005 and 2004, the Company’s comprehensive income was $719 and $1,392, respectively. These amounts include the period’s net income and the Company’s other components of comprehensive income or loss consisting of an unrealized loss on securities held as available for sale of $(737) for the first quarter of fiscal 2006 and foreign currency translation adjustments of $(4) for the first quarter of fiscal 2006 and $335 for the first quarter of fiscal 2005.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005
(Dollars in thousands)
E. Financing Facilities
On September 26, 2005, the Company and the lender under the Company’s $30,000 Bank Credit Facility entered into an amendment to the terms of the facility. The two principal features of the amendment were to increase the principal amount of the term loan to the original principal amount of $11,000 and to expand the definition of inventory eligible for inclusion in the borrowing base formula to include eligible inventory in transit from the Company’s affiliates in India. These changes had the effect of increasing the amount available to the Company under the revolving loan portion of the facility. The Company estimates that the initial incremental availability under the revolving credit facility was approximately $6,000 on the date of the amendment.
The Company’s Bank Credit Facility consists of a term loan requiring monthly principal payments of $183 ($11,000 outstanding at September 30, 2005) with a revolving credit loan, subject to availability, making up the remainder of the facility. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. Total availability was approximately $20,000 and the amount outstanding under the revolving credit loan was $10,426 at September 30, 2005. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (7.50% at September 30, 2005). Interest rates on the term loan are based on Libor plus 3.25% or Prime plus 1.25% (7.35% at September 30, 2005). The final maturity of the facility is December 10, 2008. The revolving credit loan amount at September 30, 2005 has been classified as a current liability in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include Both a Subjective Acceleration Clause and a Lock-box Arrangement.
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
The Company’s long-term debt includes $114,400 of 11% Senior Notes due March 2009. The Notes are redeemable at the Company’s option, in whole or in part, at any time at a price equal to the principal amount of the New Notes plus accrued interest. Interest on the Notes is payable semi-annually on March 31 and September 30. The Indenture for the Notes contains covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined therein) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and, with respect to the Company, engage in mergers and consolidations. There are no sinking fund requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands)
This report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The operation of the Company and its subsidiaries involves risks and uncertainties, including the strength of the recovery of the U.S. economy, trends affecting the Company’s financial condition or results of operations, continued growth of the metal halide lighting market, the Company’s operating and growth strategies, litigation affecting the Company, the timely development and market acceptance of new products, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks. For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.
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
Results of Operations
Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004
The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. The first quarter of fiscal 2006 consisted of 13 weeks as compared to the first quarter of fiscal 2005 that consisted of 14 weeks. As a result, a decrease of approximately 7% in sales and costs and expenses resulted from the one fewer week in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004:

	Quarter Ended		Quarter Ended
	September 30, 2005		September 30, 2004
Net sales	$37,310	100.0%	$38,578	100.0%

Costs and expenses:
Cost of sales	22,288	59.7	22,604	58.6
Marketing and selling	6,422	17.2	6,229	16.1
Research and development	1,308	3.5	1,542	4.0
General and administrative	3,456	9.3	3,537	9.2
Amortization of intangible assets	261	0.7	241	0.6

Income from operations	3,575	9.6	4,425	11.5

Other income (expense):
Interest expense	(3,534)	(9.5)	(3,423)	(8.9)
Interest income	92	0.3	93	0.2
Income from investments	1,953	5.2	486	1.3

Income before income taxes and minority interest	2,086	5.6	1,581	4.1
Income tax expense	448	1.2	373	1.0

Income before minority interest	1,638	4.4	1,208	3.1
Minority interest in income of consolidated subsidiary	(178)	(0.5)	(151)	(0.4)

Net income	$1,460	3.9%	$1,057	2.7%

Factors that have affected the results of operations for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 are discussed below.
Net Sales. Net sales decreased 3.3% to $37,310 in the first quarter of fiscal 2006 from $38,578 in the first quarter of fiscal 2005, as a result of the one fewer week of sales in fiscal 2006. The average weekly sales actually increased 4.2% to $2,870 per week for the first quarter of fiscal 2006 as compared with $2,755 per week for the first quarter of fiscal 2005. Average weekly sales of metal halide products increased 7% to $2,301 in the first quarter of fiscal 2006 as compared with $2,151 in the first quarter of fiscal 2005. This increase in metal halide product sales is primarily the result of an increase in sales of lamps. Non-metal halide lighting product sales increased 5% over the year ago period due primarily to an increase in non-metal halide power supply sales.
Total lighting product sales inside the U.S. increased 11% in the first quarter of fiscal 2006, in spite of the one fewer week in this quarter, as compared to the same quarter a year ago due to increases in sales of lamps, power supplies and materials. Total lighting product sales outside the U.S. declined 12% as compared to the year ago period primarily due in part to the one fewer week and due to decreases in sales of power supplies and materials.
Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.
Cost of Sales. Cost of sales decreased 1.4% to $22,288 in the first quarter of fiscal 2006 from $22,604 in the first quarter of fiscal 2005. As a percentage of net sales, cost of sales was 59.7% for the first quarter of fiscal 2006 compared with 58.6% for the first quarter of fiscal 2005. Cost of sales expense was positively impacted by the transfer of lamp and power supply production to India and improvements in cost management. Cost of sales expense was negatively impacted by the high cost of copper and steel used in the production of power supplies and additional costs related to the completion of the previously announced transition of the Company’s North American power supply manufacturing operation to Chennai, India. While this transition resulted in higher costs during the last half of fiscal 2005 and first quarter of fiscal 2006, the Company believes that the lower cost of production in India will benefit the Company in fiscal 2006 and beyond.
Marketing and Selling Expenses. Marketing and selling expenses increased 3.1% to $6,422 in the first quarter of fiscal 2006 from $6,229 in the first quarter of fiscal 2005. As a percentage of net sales, marketing and selling expenses increased to 17.2% in the first quarter of fiscal 2006 from 16.1% in the first quarter of fiscal 2005. This increase in marketing and selling expenses as a percentage of sales was primarily due to increases in compensation and other costs related to the Company’s marketing efforts.
Research and Development Expenses. Research and development expenses declined to $1,308 in the first quarter of fiscal 2006 as compared to $1,542 in the first quarter of fiscal 2005. Research and development expenses relate to: (i) expansion of the product line and continued improvement in lamp technology including the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs); (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.
General and Administrative Expenses. General and administrative expenses remained relatively constant at $3,456 in the first quarter of fiscal 2006 as compared to $3,537 in the first quarter of fiscal 2005. As a percentage of net sales, general and administrative expenses increased to 9.3% in the first quarter of fiscal 2006 from 9.2% in the first quarter of fiscal 2005.
Amortization of Intangible Assets. Amortization expense of $261 in the first quarter of fiscal 2006 was comparable to amortization expense of $241 in the first quarter of fiscal 2005.
Income from Operations. As a result of the items noted above, the Company realized income from operations in the first quarter of fiscal 2006 of $3,575 as compared to income from operations of $4,425 in the year ago period.
Interest Expense. Interest expense in the first quarter of fiscal 2006 of $3,534 was slightly higher than interest expense of $3,423 in the first quarter of fiscal 2005. Approximately half of this increase was due to a slightly higher average debt outstanding during the first quarter of fiscal 2006 as compared with the first quarter of fiscal 2005, while the other half was due to higher interest rates on the Company’s Bank Credit Facility resulting from the changes in market rates over the past year.
Income from Investments. At June 30, 2005, the Company maintained an interest in Fiberstars, Inc. (“Fiberstars”) consisting of beneficial ownership of 175,572 shares of common stock and a warrant with an exercise price of $.01 per share that included the right to acquire, upon meeting certain vesting provisions, 231,250 shares of Fiberstars common stock. The warrant’s final vesting provision of maintaining an average closing stock price for Fiberstars common stock of $12.00 per share for a period of thirty consecutive days was met on July 27, 2005, and the Company purchased the shares.

The warrant was accounted for as a derivative financial instrument pursuant to the requirements of Statement of Financial Accounting Standards (“FAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and was valued based upon the closing market price of Fiberstars common stock on July 27, 2005, of $13.94 per share, or approximately $3,200. The total gain recognized in the accompanying condensed consolidated statements of operations with regard to recording the Company’s investment at fair value was $1,864.
The first quarter of fiscal 2005 includes a gain on the sale of an investment of $320. The remaining income from investments of $89 in the first quarter of fiscal 2006 and $166 in the first quarter of fiscal 2005 represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications.
Income Tax Expense. Income tax expense was $448 for the first quarter of fiscal 2006 as compared to $373 in the first quarter of fiscal 2005. The income tax expense in both quarters related to certain of the Company’s foreign operations.
At June 30, 2005, the Company had net operating loss carryforwards of $136,835 available to reduce future United States federal taxable income, which expire 2008 through 2024. On August 15, 2003, Saratoga purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which will limit the annual net operating loss the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code. The net operating losses subject to this limitation totaled $110,116 at June 30, 2005. The Company also has a capital loss carryforward of $40,118 that is subject to the limitation and expires in 2007. The annual limitation on these net operating losses and capital loss carryforwards that arose prior to the ownership change is $1,395. Finally, the Company also had $26,719 of net operating losses at June 30, 2005, that are not subject to the annual limitation.
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
Liquidity and Capital Resources
The Company’s sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under its Bank Credit Facility. The Company believes these sources of liquidity are sufficient for at least the next several years. The Company has extended the maturity of most of its debt until March 2009. The Company believes that its cash flow from operations will be more than adequate to service the debt, prior to the maturity of the $114,400 of 11% Senior Notes.
On September 26, 2005, the Company and the lender under the Company’s $30,000 Bank Credit Facility entered into an amendment to the terms of the facility. The two principal features of the amendment were to increase the principal amount of the term loan to the original principal amount of $11,000 and to expand the definition of inventory eligible for inclusion in the borrowing base formula to include eligible inventory in transit from the Company’s affiliates in India. These changes had the effect of increasing the amount available to the Company under the revolving loan portion of the facility. The Company estimates that the initial incremental availability under the revolving credit facility was approximately $6,000 on the date of the amendment.
The Bank Credit Facility consists of a term loan that requires monthly principal payments of $183 ($11,000 outstanding at September 30, 2005) with a revolving credit loan, subject to availability, making up the remainder of the facility. Total availability was approximately $20,000 and the amount outstanding under the revolving credit loan was $10,426 at September 30, 2005. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (7.50% at September 30, 2005). Interest rates on the term loan are based on Libor plus 3.25% or Prime plus 1.25% (7.35% at September 30, 2005). The final maturity of the revolving credit facility and the term loan is December 10, 2008.
The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Minimum Adjusted EBITDA and Capital Expenditures. At September 30, 2005, the Company was in compliance with the terms of the Bank Credit Facility. The principal security for the Bank Credit Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom as well as the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.
Cash decreased $34 during the three months ended September 30, 2005. Cash used in operating activities totaled $7,471, cash used in investing activities totaled $792, and cash provided by financing activities totaled $8,229.
Net Cash Used in Operating Activities. Net cash used in operating activities totaled $7,471 for the three months ended September 30, 2005. This includes the $6,292 payment of semi-annual interest related to the Company’s Senior Notes due September 30. Additionally, net cash used in operating activities included an increase in inventory of $3,825 due to the longer supply chain which results from the continuing shift of production to India.
Net Cash Used in Investing Activities. In the three months ended September 30, 2005, net cash used in investing activities totaled $792, which related to capital expenditures for plant and equipment, the majority of which relates to machinery and equipment. The Company’s capital expenditure program is expected to approximate between $5,000 and $6,000 in fiscal 2006. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.
Net Cash Provided by Financing Activities. In the three months ended September 30, 2005, net cash provided by financing activities was $8,229 resulting from an increase in borrowings on the Company’s revolving credit loan of $5,024, the increase of the principal amount of the term loan by $3,850 resulting from the amendment, net of $698 of scheduled payments of long-term debt.
The interest-bearing obligations of the Company totaled $140,187 as of September 30, 2005, and consisted of: $21,426 outstanding under the Bank Credit Facility; $114,400 of 11% Senior Notes; mortgages of $4,312; and obligations of foreign subsidiaries and other debt of $49.

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
We have identified the following policies as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note C of the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the Period Ended June 30, 2005.
Valuation of Accounts and Notes Receivable
Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $31,557, net of an allowance of $696 as of September 30, 2005.
The Company has notes receivable plus accrued interest from the Ruud Lighting, Inc. shareholders in the aggregate amount of $2,102. These notes are due December 1, 2006, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Company will be credited toward prepayment of the principal and interest on the notes. The Company believes the total receivable amount will be realized in accordance with the terms of the notes.
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

Valuation of Long-Lived Assets
The Company evaluates the carrying value of its investment in long-lived assets (e.g. property, plant and equipment and amortizable intangibles) for impairment whenever there is an impairment indicator, generally using an undiscounted cash flow methodology. Additionally, the Company evaluates the indefinite-lived intangibles, goodwill, trade names and trademarks, for impairment at least annually and whenever there is an impairment indicator using the fair value guidelines of FAS No. 142.
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
Deferred Tax Assets and Valuation Allowance
The Company had approximately $11,328 of net deferred tax assets related principally to certain unused tax credits and loss carryforwards as of June 30, 2005. The realization of these assets is dependent upon the Company generating future taxable income. Due to the Company’s historical results it is uncertain as to when it will realize taxable income that will allow it to utilize its tax credits and loss carryforwards and, accordingly, has recorded a valuation allowance of $12,154. Additionally, on August 15, 2003, Saratoga purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which will limit the annual net operating loss and tax credit carryforwards the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code that arose prior to the emergence from bankruptcy. This limitation is effective beginning with the fiscal year ended June 30, 2004. The Company has net operating losses which, in accordance with the principles of fresh start accounting, were not recorded. These net operating losses are available to be utilized, and, to the extent the net operating losses are utilized, goodwill will be reduced accordingly for the benefit received ($250 in the quarter ended September 30, 2005). Management will continue to evaluate the realization of these deferred tax assets that are subject to the Company’s future operations. The Company’s future operations will be influenced by the general business environment, which is difficult to predict and beyond the control of the Company.
Foreign Currency
Approximately 35% of the Company’s net sales in fiscal 2005 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars, Canadian dollars, Euros and Japanese yen. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
During the three months ended September 30, 2005, there have been no material changes in the reported market risks presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
Item 4. Controls and Procedures
The Company evaluated the design and operation of its disclosure controls and procedures as of September 30, 2005, to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and chief accounting officer. The principal executive officer and chief accounting officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

The Company filed two reports on Form 8-K during the quarter ended September 30, 2005. First, the Company filed a Report on Form 8-K on August 2, 2005, under Item 1.01, Entry into a Material Definitive Agreement, in which it reported the adoption of the Company’s 2005 Equity Incentive Plan by the Board of Directors, the granting of awards under this Plan, the entry into an Amended and Restated Employment Agreement with the Company’s Chief Executive Officer, and the entry into Severance and Noncompetition Agreements with two other executives of the Company. The Company also reported, under Item 5.05, the approval by the Board of Directors of a “Code of Ethical Conduct for Chief Executive Officer and Executive Officers Including Senior Financial Officers” and the amendment of a portion of the existing Code of Conduct specifying that disciplinary action, to and including dismissal, could result from violation of the Code of Conduct. Exhibits pertaining to these items were filed with the Report on Form 8-K. Second, the Company filed a Report on Form 8-K on September 12, 2005, announcing the resignation of a director.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.
Date: October 28, 2005	By:	/s/ Wayne R. Hellman
Wayne R. Hellman
Chief Executive Officer

Date: October 28, 2005	By:	/s/ Christopher F. Zerull
Christopher F. Zerull
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated
Number	Title	by Reference

2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004	(2)

3.2	Amended and Restated Code of Regulations	(2)

4.1	Reference is made to Exhibit 2.1

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.