Form 10-Q
period 2005-12-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2006-01-25
CIK 1002125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005
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
Yes      ☑           No      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.(Check one):
Large accelerated filer      ☐          Accelerated filer   ☐           Non-accelerated filer      ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   ☑              No    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐              No    ☑
There were 1,184 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of December 31, 2005.

INDEX
Advanced Lighting Technologies, Inc.

Page No.
Part I Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets December 31, 2005 and June 30, 2005	2

Condensed Consolidated Statements of Operations – Three and Six Months Ended December 31, 2005 and 2004	4

Condensed Consolidated Statement of Shareholders’ Equity – Six Months Ended December 31, 2005	5

Condensed Consolidated Statements of Cash Flows – Six Months Ended December 31, 2005 and 2004	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	19

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	21
EX-31.1 302 Certification
EX-31.2 302 Certification
EX-32.1 906 Certification
EX-32.2 906 Certification

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	December 31,	June 30,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$3,269	$2,643
Trade receivables, less allowances of $723 and $687	31,214	29,069
Inventories:
Finished goods	25,222	20,849
Raw materials and work-in-process	14,775	13,108

	39,997	33,957
Prepaid expenses	2,575	1,421

Total current assets	77,055	67,090

Property, plant and equipment:
Land and buildings	20,515	20,466
Machinery and equipment	32,273	31,260
Furniture and fixtures	3,171	2,592

	55,959	54,318
Less accumulated depreciation	9,182	6,808

	46,777	47,510

Receivables from related parties	1,751	2,983
Investments	2,141	4,946
Other assets	2,928	2,980
Intangible assets, net	23,919	24,327
Goodwill	49,891	50,001

	$204,462	$199,837

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	December 31,	June 30,
	2005	2005
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$15,911	$11,984
Accounts payable	10,171	11,471
Payables to related parties	796	310
Employee-related liabilities	3,876	7,568
Accrued income and other taxes	1,189	793
Other accrued expenses	8,399	8,085

Total current liabilities	40,342	40,211

Long-term debt	122,776	120,026
Deferred tax liabilities	728	826

Total liabilities	163,846	161,063

Minority interest	2,540	2,155
Preferred stock, $.001 par value, 239 shares authorized; 29 shares issued and outstanding	29,338	29,338

Common shareholders’ equity
Common stock, $.001 par value, 80,000 shares authorized; 1 share issued and outstanding	1	1
Paid-in-capital	1,183	1,130
Accumulated other comprehensive income	(416)	51
Retained earnings	7,970	6,099

Total common shareholders’ equity	8,738	7,281

	$204,462	$199,837

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands)

	Quarter Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net sales	$40,261	$41,122	$77,571	$79,700

Costs and expenses:
Cost of sales	22,936	24,339	45,242	46,943
Marketing and selling	6,843	6,394	13,247	12,623
Research and development	1,859	1,570	3,167	3,112
General and administrative	2,573	3,156	6,029	6,693
Amortization of intangible assets	265	248	526	489

Income from operations	5,785	5,415	9,360	9,840

Other income (expense):
Interest expense	(3,681)	(3,469)	(7,215)	(6,892)
Interest income	78	104	170	197
Income (loss) from investments	(1,605)	3	348	489

Income before income taxes and minority interest	577	2,053	2,663	3,634
Income tax expense	(41)	259	407	632

Income before minority interest	618	1,794	2,256	3,002
Minority interest in income of consolidated subsidiary	(207)	(188)	(385)	(339)

Net income	$411	$1,606	$1,871	$2,663

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Six Months Ended December 31, 2005
(dollars in thousands)

					Accumulated Other
	Preferred	Common Stock		Paid-in	Comprehensive Income	Retained	Common
	Stock	Shares	Par Value	Capital	(Loss)	Earnings	Shareholders’ Equity	Total
Balance at June 30, 2005	$29,338	1,131	$1	$1,130	$51	$6,099	$7,281	$36,619

Net income	—	—	—	—	—	1,871	1,871	1,871

Foreign currency translation adjustment	—	—	—	—	(467)	—	(467)	(467)

Stock purchases by management	—	53	—	53	—	—	53	53

Balance at December 31, 2005	$29,338	1,184	$1	$1,183	$(416)	$7,970	$8,738	$38,076

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended December 31,
	2005	2004
Operating activities
Net income	$1,871	$2,663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,788	2,210
Amortization	526	489
Provision for doubtful accounts	93	166
Income from investments	(348)	(489)
Payment of reorganization expenses	—	(1,842)
Changes in current assets and liabilities and other	(11,930)	(1,753)

Net cash provided by (used in) operating activities	(7,000)	1,444

Investing activities
Capital expenditures	(2,258)	(2,063)
Proceeds from sale of investment	3,154	450

Net cash provided by (used in) investing activities	896	(1,613)

Financing activities
Net borrowings under revolving credit loan	4,154	642
Proceeds from long-term debt	3,850	—
Payments of long-term debt and capital leases	(1,327)	(2,878)
Stock purchases by management	53	—

Net cash provided by (used in) financing activities	6,730	(2,236)

Increase (decrease) in cash and cash equivalents	626	(2,405)
Cash and cash equivalents, beginning of period	2,643	4,701

Cash and cash equivalents, end of period	$3,269	$2,296

Supplemental cash flow information
Interest paid	$7,096	$7,034
Income taxes paid	310	188
See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2005
(Dollars in thousands except for per share amounts)
A. Organization
Advanced Lighting Technologies, Inc. (the “Company” or “ADLT”) is an innovation-driven designer, manufacturer and marketer focused on metal halide lighting products, including materials, system components, systems and equipment.
B. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, including adjustments of a normal and recurring nature. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.
Reporting Periods
The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. As a result, the first six months of fiscal 2006 consisted of 26 weeks as compared to the first six months of fiscal 2005 that consisted of 27 weeks. The three-month periods ended December 31, 2005 and 2004 each contained 13 weeks.
Income Taxes
Actual income tax expense for the interim periods differ from the amounts computed by applying the U.S. Federal income tax rate of 35% to the income (loss) before income taxes because under FAS No. 109, Accounting for Income Taxes, the tax benefit related to the U.S. loss for these interim periods was required to be reserved in a valuation allowance due to the uncertainty regarding the ultimate realization of the tax benefit of such losses. The income tax expense (benefit) recognized for the interim periods relates to income taxes on certain foreign subsidiaries’ income. Goodwill was reduced by $110 during the six months ended December 31, 2005 related to the benefit received from the utilization of pre-fresh start net operating losses of certain foreign subsidiaries.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2005
(Dollars in thousands except for per share amounts)
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
The warrant was accounted for as a derivative financial instrument pursuant to the requirements of Statement of Financial Accounting Standards (“FAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and was valued based upon the closing market price of Fiberstars common stock on July 27, 2005, of $13.94 per share, or approximately $3,200. The total gain recognized in the accompanying condensed consolidated statements of operations with regard to recording the Company’s investment at fair value was $1,864 recognized in the first quarter 2006.
The total share investment, which approximated 5% of Fiberstars, has been accounted for subsequent to the vesting of these warrants under FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. A reduction in the market value in the first quarter of fiscal 2006 was recognized as a $737 other comprehensive loss. In November 2005, the Company sold its investment in Fiberstars common stock for $3,154, resulting in a comprehensive gain of $737 in the second quarter of fiscal 2006. Additionally, this sale resulted in a realized loss in the second quarter of fiscal 2006 of $1,808. The net realized gain for the six month period was $56.
D. Comprehensive Income
For the quarters ended December 31, 2005 and 2004, the Company’s comprehensive income was $685 and $2,510, respectively. These amounts include the period’s net income and the Company’s other components of comprehensive income or loss consisting of a realized gain of $737 on securities held available for sale which were disposed of in the second quarter of fiscal 2006 and foreign currency translation adjustments of ($463) for the second quarter of fiscal 2006 and $904 for the second quarter of fiscal 2005.
For the six months ended December 31, 2005 and 2004, the Company’s comprehensive income was $1,404 and $3,902, respectively. These amounts include the period’s net income and the Company’s other component of comprehensive income or loss, foreign currency translation adjustments.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2005
(Dollars in thousands except for per share amounts)
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
The Company’s Bank Credit Facility consists of a term loan requiring monthly principal payments of $183 ($10,450 outstanding at December 31, 2005) with a revolving credit loan, subject to availability, making up the remainder of the facility. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. Total availability was approximately $20,000 and the amount outstanding under the revolving credit loan was $9,556 at December 31, 2005. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (8.00% at December 31, 2005). Interest rates on the term loan are based on Libor plus 3.25% or Prime plus 1.25% (8.50% at December 31, 2005). The final maturity of the facility is December 10, 2008. The revolving credit loan amount has been classified as a current liability in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include Both a Subjective Acceleration Clause and a Lock-box Arrangement.
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

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2005
(Dollars in thousands except for per share amounts)
F. Subsequent Event
On January 3, 2006, the Company sold 350 of its newly authorized Series B Preferred Shares for $1,000.00 per share to Saratoga Lighting Holdings LLC (“Saratoga”), which previously owned approximately 85% of the Common Shares and 95% of the Series A Preferred Shares of the Company. The proceeds of the Series B Preferred were used for the retirement of the Company’s Subordinated Redeemable Non-Interest-Bearing Contingent Payment Certificates Expiring 2009, issued in connection with the Company’s Fourth Amended Plan of Reorganization, which will be deemed additional consideration under Fresh Start Accounting and recorded as additional goodwill when paid.
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

Results of Operations
Quarter Ended December 31, 2005 Compared to Quarter Ended December 31, 2004
The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the three months ended December 31, 2005 and 2004:

	Quarter Ended		Quarter Ended
	December 31, 2005		December 31,2004
Net sales	$40,261	100.0%	$41,122	100.0%

Costs and expenses:
Cost of sales	22,936	57.0	24,339	59.2
Marketing and selling	6,843	17.0	6,394	15.5
Research and development	1,859	4.6	1,570	3.8
General and administrative	2,573	6.4	3,156	7.7
Amortization of intangible assets	265	0.7	248	0.6

Income from operations	5,785	14.4	5,415	13.2

Other income (expense):
Interest expense	(3,681)	(9.1)	(3,469)	(8.4)
Interest income	78	0.2	104	0.2
Income (loss) from investments	(1,605)	(4.0)	3	0.0

Income before income taxes and minority interest	577	1.4	2,053	5.0
Income tax expense	(41)	(0.1)	259	0.6

Income before minority interest	618	1.5	1,794	4.4
Minority interest in income of consolidated subsidiary	(207)	(0.5)	(188)	(0.5)

Net income	$411	1.0%	$1,606	3.9%

Factors that have affected the results of operations for the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 are discussed below.
Net Sales. Net sales decreased 2% to $40,261 in the second quarter of fiscal 2006 from $41,122 in the second quarter of fiscal 2005. Second quarter metal halide product sales increased 3% to $32,323 compared with $31,232 in the same period last year. This increase in metal halide product sales is primarily the result of an increase in lamp and power supply sales. Non-metal halide lighting product sales decreased 4% over the year ago period due primarily to a decrease in non-metal halide power supply sales.
Total lighting product sales inside the U.S. increased 13% in the second quarter of fiscal 2006 as compared to the same quarter a year ago due to increases in sales of power supplies and materials. Total lighting product sales outside the U.S. declined 10% as compared to the year ago period due to decreases in sales of power supplies and materials.
Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales decreased 5.8% to $22,936 in the second quarter of fiscal 2006 from $24,339 in the second quarter of fiscal 2005. As a percentage of net sales, cost of sales was 57% for the second quarter of fiscal 2006 compared with 59.2% for the second quarter of fiscal 2005. Cost of sales expense was positively impacted by the transfer of lamp and power supply production to India and improvements in cost management. Cost of sales expense was negatively impacted by the higher cost of raw material, particularly copper, used in the production of power supplies.
Marketing and Selling Expenses. Marketing and selling expenses increased 7.0% to $6,843 in the second quarter of fiscal 2006 from $6,394 in the second quarter of fiscal 2005. As a percentage of net sales, marketing and selling expenses increased to 17.0% in the second quarter of fiscal 2006 from 15.5% in the second quarter of fiscal 2005. This increase in marketing and selling expenses as a percentage of sales was primarily due to increases in compensation and other costs related to the Company’s marketing efforts.
Research and Development Expenses. Research and development expenses increased to $1,859 in the second quarter of fiscal 2006 as compared to $1,570 in the second quarter of fiscal 2005. Research and development expenses relate to: (i) expansion of the product line and continued improvement in lamp technology including the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs); (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.
General and Administrative Expenses. General and administrative expenses decreased to $2,573 in the second quarter of fiscal 2006 as compared to $3,156 in the second quarter of fiscal 2005. As a percentage of net sales, general and administrative expenses decreased 6.4% in the second quarter of fiscal 2006 from 7.7% in the second quarter of fiscal 2005. This decrease in general and administrative expenses as a percentage of sales was primarily due to decreases in compensation expense.
Amortization of Intangible Assets. Amortization expense of $265 in the second quarter of fiscal 2006 was comparable to amortization expense of $248 in the second quarter of fiscal 2005.
Income from Operations. As a result of the items noted above, the Company realized income from operations in the second quarter of fiscal 2006 of $5,785 as compared to income from operations of $5,415 in the year ago period.
Interest Expense. Interest expense in the second quarter of fiscal 2006 of $3,681 was slightly higher than interest expense of $3,469 in the second quarter of fiscal 2005. Approximately half of this increase was due to a slightly higher average debt outstanding during the second quarter of fiscal 2006 as compared with the second quarter of fiscal 2005, while the other half was due to higher interest rates on the Company’s Bank Credit Facility resulting from the changes in market rates over the past year.

Income (Loss) from Investments. In November 2005, the Company sold its investment in Fiberstars common stock for $3,154, resulting in a realized loss in the second quarter of fiscal 2006 of $1,808. The remaining income from investments of $203 in the second quarter of fiscal 2006 and $3 in the second quarter of fiscal 2005 represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications.
Income Tax Expense. Income tax expense (benefit) was ($41) for the second quarter of fiscal 2006 as compared to $259 in the second quarter of fiscal 2005. The income tax expense in both quarters related to certain of the Company’s foreign operations.
Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004
The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. The first six months of fiscal 2006 consisted of 26 weeks as compared to the first six months of fiscal 2005 that consisted of 27 weeks. As a result, a decrease of approximately 4% in sales and costs and expenses resulted from the one fewer week in the first six months of fiscal 2006 compared to the first six months of fiscal 2005.
The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the six months ended December 31, 2005 and 2004:

	Six Months Ended		Six Months Ended
	December 31, 2005		December 31, 2004
Net sales	$77,571	100.0%	$79,700	100.0%

Costs and expenses:
Cost of sales	45,242	58.3	46,943	58.9
Marketing and selling	13,247	17.1	12,623	15.8
Research and development	3,167	4.1	3,112	3.9
General and administrative	6,029	7.8	6,693	8.4
Amortization of intangible assets	526	0.7	489	0.6

Income from operations	9,360	12.1	9,840	12.4

Other income (expense):
Interest expense	(7,215)	(9.3)	(6,892)	(8.6)
Interest income	170	0.2	197	0.2
Income from investments	348	0.4	489	0.6

Income before income taxes and minority interest	2,663	3.4	3,634	4.6
Income tax expense	407	0.5	632	0.8

Income before minority interest	2,256	2.9	3,002	3.8
Minority interest in income of consolidated subsidiary	(385)	(0.5)	(339)	(0.5)

Net income	$1,871	2.4%	$2,663	3.3%

Factors that have affected the results of operations for the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 are discussed below.

Net Sales. Net sales decreased 2.7% to $77,571 in the first six months of fiscal 2006 from $79,700 in the first six months of fiscal 2005, as a result of the one fewer week of sales in fiscal 2006. The average weekly sales actually increased 1% to $2,984 per week for the first six months of fiscal 2006 as compared with $2,952 per week for the first six months of fiscal 2005. Average weekly sales of metal halide products increased 5% to $2,394 in the first six months of fiscal 2006 as compared with $2,272 in the first six months of fiscal 2005. This increase in metal halide product sales is primarily the result of an increase in average weekly sales of lamps. Non-metal halide lighting product sales decreased 0.1% over the year ago period due primarily to a decrease in non-metal halide power supply sales.
Total lighting product sales inside the U.S. increased 11% in the first six months of fiscal 2006, in spite of the one fewer week in the first six months of fiscal 2006, as compared to the same period a year ago due to increases in sales of lamps, power supplies and materials. Total lighting product sales outside the U.S. declined 11% as compared to the year ago period due to the one fewer week and due to decreases in sales of power supplies and materials.
Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.
Cost of Sales. Cost of sales decreased 3.6% to $45,242 in the first six months of fiscal 2006 from $46,943 in the first six months of fiscal 2005. As a percentage of net sales, cost of sales was 58.3% for the first six months of fiscal 2006 compared with 58.9% for the first six months of fiscal 2005. Cost of sales expense was positively impacted by the transfer of lamp and power supply production to India and improvements in cost management. Cost of sales expense was negatively impacted by the higher cost of raw material, particularly copper used in the production of power supplies and additional costs related to the completion of the previously announced transition of the Company’s North American power supply manufacturing operation to Chennai, India. While this transition resulted in higher costs during the last half of fiscal 2005 and first quarter of fiscal 2006, the Company believes that the lower cost of production in India will benefit the Company in fiscal 2006 and beyond.
Marketing and Selling Expenses. Marketing and selling expenses increased 4.9% to $13,247 in the first six months of fiscal 2006 from $12,623 in the first six months of fiscal 2005. As a percentage of net sales, marketing and selling expenses increased to 17.1% in the first six months of fiscal 2006 from 15.8% in the first six months of fiscal 2005. This increase in marketing and selling expenses as a percentage of sales was primarily due to increases in compensation and other costs related to the Company’s marketing efforts.
Research and Development Expenses. Research and development expenses increased to $3,167 in the first six months of fiscal 2006 as compared to $3,112 in the first six months of fiscal 2005. Research and development expenses relate to: (i) expansion of the product line and continued improvement in lamp technology including the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs); (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses decreased to $6,029 in the first six months of fiscal 2006 as compared to $6,693 in the first six months of fiscal 2005. As a percentage of net sales, general and administrative expenses decreased to 7.8% in the first six months of fiscal 2006 from 8.4% in the first six months of fiscal 2005. This decrease in general and administrative expenses as a percentage of sales was primarily due to decreases in compensation expense.
Amortization of Intangible Assets. Amortization expense of $526 in the first six months of fiscal 2006 was comparable to amortization expense of $489 in the first six months of fiscal 2005.
Income from Operations. As a result of the items noted above, the Company realized income from operations in the first six months of fiscal 2006 of $9,360 as compared to income from operations of $9,840 in the year ago period.
Interest Expense. Interest expense in the first six months of fiscal 2006 of $7,215 was slightly higher than interest expense of $6,892 in the first six months of fiscal 2005. Approximately half of this increase was due to a slightly higher average debt outstanding during the first six months of fiscal 2006 as compared with the first six months of fiscal 2005, while the other half was due to higher interest rates on the Company’s Bank Credit Facility resulting from the changes in market rates over the past year.
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
In November 2005, the Company sold its investment in Fiberstars common stock for $3,154, resulting in a realized loss in the second quarter of fiscal 2006 of $1,808. The net realized gain for the six month period was $56.
The first six months of fiscal 2005 includes a gain on the sale of an investment of $320. The remaining income from investments of $292 in the first six months of fiscal 2006 and $169 in the first six months of fiscal 2005 represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications.
Income Tax Expense. Income tax expense was $407 for the first six months of fiscal 2006 as compared to $632 in the first six months of fiscal 2005. The income tax expense in both periods related to certain of the Company’s foreign operations.
At June 30, 2005, the Company had pre-and post-fresh start net operating loss carryforwards of $136,835 available to reduce future United States federal taxable income, which expire 2008 through 2024. On August 15, 2003, Saratoga purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which will limit the annual net operating loss the

Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code. The net operating losses subject to this limitation totaled $110,116 at June 30, 2005. The Company also has a capital loss carryforward of $40,118 that is subject to the limitation and expires in 2007. The annual limitation on these net operating losses and capital loss carryforwards that arose prior to the ownership change is $1,395. Finally, the Company also had $26,639 net operating losses at June 30, 2005, that are not subject to the annual limitation.
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
The Bank Credit Facility consists of a term loan that requires monthly principal payments of $183 ($10,450 outstanding at December 31, 2005) with a revolving credit loan, subject to availability, making up the remainder of the facility. Total availability was approximately $20,000 and the amount outstanding under the revolving credit loan was $9,556 at December 31, 2005. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (8.00% at December 31, 2005). Interest rates on the term loan are based on Libor plus 3.25% or Prime plus 1.25% (8.50% at December 31, 2005). The final maturity of the revolving credit facility and the term loan is December 10, 2008.
The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Minimum Adjusted EBITDA and Capital Expenditures. At December 31, 2005, the Company was in compliance with the terms of the Bank Credit Facility. The principal security for the Bank Credit Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom as well as the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.

Cash increased $626 during the six months ended December 31, 2005. Cash used in operating activities totaled $7,000, cash provided by investing activities totaled $896, and cash provided by financing activities totaled $6,730.
Net Cash Used in Operating Activities. Net cash used in operating activities totaled $7,000 for the six months ended December 31, 2005. Net cash used in operating activities included an increase in inventory of $6,040 due to the longer supply chain which results from the continuing shift of production to India.
Net Cash Provided by Investing Activities. In the six months ended December 31, 2005, net cash provided by investing activities totaled $896, which included the proceeds from the sale of the Company’s investment in Fiberstars common stock, net of $2,258 of capital expenditures for plant and equipment, the majority of which relates to machinery and equipment. The Company’s capital expenditure program is expected to approximate $6,000 in fiscal 2006. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.
Net Cash Provided by Financing Activities. In the six months ended December 31, 2005, net cash provided by financing activities was $6,730 resulting from an increase in borrowings on the Company’s revolving credit loan of $4,154, the increase of the principal amount of the term loan by $3,850 resulting from the amendment, stock purchases by management of $53, net of $1,327 of scheduled payments of long-term debt.
The interest-bearing obligations of the Company totaled $138,687 as of December 31, 2005, and consisted of: $20,006 outstanding under the Bank Credit Facility; $114,400 of 11% Senior Notes; and mortgages of $4,281.
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

Valuation of Accounts and Notes Receivable
Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $31,214, net of an allowance of $723 as of December 31, 2005.
The Company has notes receivable plus accrued interest from the Ruud Lighting, Inc. shareholders in the aggregate amount of $2,144. These notes are due December 1, 2006, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Company will be credited toward prepayment of the principal and interest on the notes. The Company believes the total receivable amount will be realized in accordance with the terms of the notes.
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

Deferred Tax Assets and Valuation Allowance
The Company had approximately $11,426 of net deferred tax assets related principally to certain unused tax credits and loss carryforwards as of June 30, 2005. The realization of these assets is dependent upon the Company generating future taxable income. Due to the Company’s historical results it is uncertain as to when it will realize taxable income that will allow it to utilize its tax credits and loss carryforwards and, accordingly, has recorded a valuation allowance of $12,154. Additionally, on August 15, 2003, Saratoga purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which will limit the annual net operating loss and tax credit carryforwards the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code that arose prior to the emergence from bankruptcy. This limitation is effective beginning with the fiscal year ended June 30, 2004. The Company has net operating losses which, in accordance with the principles of fresh start accounting, were not recorded. These net operating losses are available to be utilized, and, to the extent the net operating losses are utilized, goodwill will be reduced accordingly for the benefit received ($110 for the six months ended December 31, 2005). Management will continue to evaluate the realization of these deferred tax assets that are subject to the Company’s future operations. The Company’s future operations will be influenced by the general business environment, which is difficult to predict and beyond the control of the Company.
Foreign Currency
Approximately 35% of the Company’s net sales in fiscal 2005 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars, Canadian dollars, Euros and Japanese yen. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
During the six months ended December 31, 2005, there have been no material changes in the reported market risks presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
Item 4. Controls and Procedures
The Company evaluated the design and operation of its disclosure controls and procedures as of December 31, 2005, to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer. The principal executive officer and chief financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information
Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit		Incorporated
Number	Title	by Reference
2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004	(2)

3.2	Certificate of Amendment by Directors or Incorporators to Articles of Advanced Lighting Technologies, Inc.	(3)

3.3	Amended and Restated Code of Regulations	(4)

4.1	Reference is made to Exhibit 2.1

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.

(3)	Incorporated by reference to Exhibit 3.1 in Company’s Current Report on Form 8-K dated December 29, 2005, filed January 5, 2006.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.
(b) Reports on Form 8-K
The Company filed one Report 8-K during the quarter ended December 31, 2005. The Company filed a Report on Form 8-K November 18, 2005 under item 5-02, Departure of Directors or Principal Officers, announcing the resignation of an officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: January 25, 2006	By:	/s/ Wayne R. Hellman

Wayne R. Hellman
Chief Executive Officer

Date: January 25, 2006	By:	/s/ Wayne J. Vespoli

Wayne J. Vespoli
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated
Number	Title	by Reference
2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004	(2)

3.2	Certificate of Amendment by Directors or Incorporators to Articles of Advanced Lighting Technologies, Inc.	(3)

3.3	Amended and Restated Code of Regulations	(4)

4.1	Reference is made to Exhibit 2.1

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.

(3)	Incorporated by reference to Exhibit 3.1 in Company’s Current Report on Form 8-K dated December 29, 2005, filed January 5, 2006.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.