Form 10-Q
period 2006-03-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2006-05-10
CIK 1002125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,184 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of March 31, 2006.

INDEX
Advanced Lighting Technologies, Inc.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	March 31,	June 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,998	$2,643
Trade receivables, less allowances of $732 and $687	33,755	29,069
Inventories:
Finished goods	25,766	20,849
Raw materials and work-in-process	16,161	13,108

	41,927	33,957
Prepaid expenses	2,924	1,421

Total current assets	80,604	67,090
Property, plant and equipment:
Land and buildings	20,540	20,466
Machinery and equipment	32,197	31,260
Furniture and fixtures	3,943	2,592

	56,680	54,318
Less accumulated depreciation	14,455	6,808

	42,225	47,510

Receivables from related parties	1,804	2,983
Investments	2,145	4,946
Other assets	3,177	2,980
Intangible assets, net	23,723	24,327
Goodwill	50,051	50,001

	$203,729	$199,837

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	March 31,	June 30,
	2006	2005
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$17,619	$11,984
Accounts payable	9,445	11,471
Payables to related parties	846	310
Employee-related liabilities	3,894	7,568
Accrued income and other taxes	1,028	793
Other accrued expenses	5,835	8,085

Total current liabilities	38,667	40,211

Long-term debt	122,226	120,026
Deferred tax liabilities	734	826
Deferred lease credits	3,500

Total liabilities	165,127	161,063

Minority interest	2,769	2,155
Preferred stock, $.001 par value, 239 shares authorized; 29 shares issued and outstanding	29,688	29,338

Common shareholders’ equity
Common stock, $.001 par value, 80,000 shares authorized; 1 share issued and outstanding	1	1
Paid-in-capital	1,183	1,130
Accumulated other comprehensive income	(405)	51
Retained earnings	5,366	6,099

Total common shareholders’ equity	6,145	7,281

	$203,729	$199,837

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net sales	$42,079	$40,272	$119,650	$119,972

Costs and expenses:
Cost of sales	24,428	24,335	69,670	71,278
Marketing and selling	7,320	6,604	20,567	19,227
Research and development	1,585	1,486	4,752	4,598
General and administrative	2,851	3,407	8,880	10,100
Amortization of intangible assets	259	246	785	735
Special charges and asset impairment	4,093		4,093

Income from operations	1,543	4,194	10,903	14,034

Other income (expense):
Interest expense	(3,651)	(3,453)	(10,866)	(10,345)
Interest income	75	104	245	301
Income from investments	3	53	351	542

Income (loss) before income taxes and minority interest	(2,030)	898	633	4,532
Income tax expense	345	409	752	1,041

Income (loss) before minority interest	(2,375)	489	(119)	3,491
Minority interest in income of consolidated subsidiary	(229)	(137)	(614)	(476)

Net income (loss)	$(2,604)	$352	$(733)	$3,015

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Nine Months Ended March 31, 2006
(dollars in thousands)

					Accumulated
					Other		Common
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Stock	Shares	Par Value	Capital	Income (Loss)	Earnings	Equity	Total

Balance at June 30, 2005	$29,338	1,131	$1	$1,130	$51	$6,099	$7,281	$36,619

Net loss	—	—	—	—	—	(733)	(733)	(733)

Foreign currency translation adjustment	—	—	—	—	(456)	—	(456)	(456)

Preferred stock issuance	350							350

Stock purchases by management	—	53	—	53	—	—	53	53

Balance at March 31, 2006	$29,688	1,184	$1	$1,183	$(405)	$5,366	$6,145	$35,833

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2006	2005
Operating activities
Net income (loss)	$(733)	$3,015
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,248	3,419
Amortization	785	735
Provision for doubtful accounts	150	173
Income from investments	(351)	(542)
Payment of reorganization expenses		(1,842)
Payment of pre-petition payables		(371)
Special charges and asset impairment	4,093
Changes in current assets and liabilities and other
Trade receivables	(4,836)	(345)
Inventories	(7,970)	(5,247)
Prepaids and other assets	(752)	785
Accounts payable and accrued expenses	(7,179)	(2,972)
Other	150	1,839

Net cash used in operating activities	(12,395)	(1,353)

Investing activities
Capital expenditures	(3,483)	(4,135)
Proceeds from sale of investment	3,154	450
Proceeds from sale-leaseback	3,841

Net cash provided by (used in) investing activities	3,512	(3,685)

Financing activities
Net borrowings under revolving credit loan	5,894	6,372
Proceeds from long-term debt	3,850	—
Payments of long-term debt and capital leases	(1,909)	(3,552)
Issuance of preferred stock	350	—
Stock purchases by management	53

Net cash provided by financing activities	8,238	2,820

Decrease in cash and cash equivalents	(645)	(2,218)
Cash and cash equivalents, beginning of period	2,643	4,701

Cash and cash equivalents, end of period	$1,998	$2,483

Supplemental cash flow information
Interest paid	$13,855	$13,601
Income taxes paid	554	740

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006
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
Reporting Periods
The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. As a result, the first nine months of fiscal 2006 consisted of 39 weeks as compared to the first nine months of fiscal 2005 that consisted of 40 weeks. The three-month periods ended March 31, 2006 and 2005 contained 13 weeks each.
Income Taxes
Actual income tax expense for the interim periods differ from the amounts computed by applying the U.S. Federal income tax rate of 35% to the income (loss) before income taxes because under FAS No. 109, Accounting for Income Taxes, the tax benefit (expense) related to the U.S. loss for these interim periods was required to be reserved in a valuation allowance due to the uncertainty regarding the ultimate realization of the tax benefit of such losses. The income tax expense recognized for the interim periods relates to income taxes on certain foreign subsidiaries’ income. Goodwill was reduced by $300 during the nine months ended March 31, 2006 related to the benefit received from the utilization of pre-fresh start net operating losses of certain foreign subsidiaries.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006
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
The total share investment, which approximated 5% of Fiberstars, has been accounted for subsequent to the vesting of these warrants under FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. A reduction in the market value in the first quarter of fiscal 2006 was recognized as a $737 other comprehensive loss. In November 2005, the Company sold its investment in Fiberstars common stock for $3,154, resulting in a comprehensive gain of $737 in the second quarter of fiscal 2006. Additionally, this sale resulted in a realized loss in the second quarter of fiscal 2006 of $1,808. The net realized gain for the nine month period was $56.
D. Comprehensive Income
For the quarters ended March 31, 2006 and 2005, the Company’s comprehensive income (loss) was ($2,593) and $218, respectively. For the nine months ended March 31, 2006 and 2005, the Company’s comprehensive income (loss) was ($1,189) and $4,120, respectively. These amounts include the period’s net income and the Company’s other component of comprehensive income or loss, foreign currency translation adjustments.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006
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
The Company’s Bank Credit Facility consists of a term loan requiring monthly principal payments of $183 ($9,900 outstanding at March 31, 2006) with a revolving credit loan, subject to availability, making up the remainder of the facility. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. Total availability was approximately $20,100 of which the amount outstanding under the revolving credit loan was $11,296 at March 31, 2006. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (8.50% at March 31, 2006). Interest rates on the term loan are based on Libor plus 3.25% or Prime plus 1.25% (9.00% at March 31, 2006). The final maturity of the facility is December 10, 2008. The revolving credit loan amount has been classified as a current liability in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include Both a Subjective Acceleration Clause and a Lock-box Arrangement.
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
The Company’s long-term debt includes $114,400 of 11% Senior Notes due March 2009. The Notes are redeemable at the Company’s option, in whole or in part, at any time at a price equal to the principal amount of the Notes plus accrued interest. Interest on the Notes is payable semi-annually on March 31 and September 30. The Indenture for the Notes contains covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined therein) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and, with respect to the Company, engage in mergers and consolidations. There are no sinking fund requirements.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006
(Dollars in thousands)
F. Deferred Lease Credits
On February 28, 2006, the Company’s wholly-owned subsidiary Deposition Sciences, Inc. (DSI) assigned its option to purchase the Company’s facility in Santa Rosa, California to First Industrial Development Services, Inc. (FIDS) for a cash payment of $4,350. After payment of commissions and other expenses the net proceeds to DSI were $3,841. DSI entered into a new ten year lease of its Santa Rosa facility with FIDS. The terms of the lease require DSI to pay for all maintenance and tax expenses relating to the Santa Rosa facility during the terms of the lease. The transaction is being accounted for as a sale-leaseback and DSI has deferred the gain of $3,890, of which $3,500 is classified as long-term.
G. Issuance of Preferred Stock
The Company sold 350 shares of its Series B Preferred Shares for $350. The proceeds of the Series B Preferred were used for the retirement of the Company’s Subordinated Redeemable Non-Interest-Bearing Contingent Payment Certificates Expiring 2009, issued in connection with the Company’s Fourth Amended Plan of Reorganization, which will be deemed additional consideration under Fresh Start Accounting and has been recorded as additional goodwill.
H. Subsequent Event
On April 18, 2006, the Company entered into an agreement to sell its facility in Solon, Ohio for a cash purchase price of $7,150. The Company anticipates net proceeds after transaction costs and costs to prepare the building for sale to be approximately $6,543 of which approximately $4,100 will be applied to payment of the existing mortgage on the facility. As a result of the sale, an impairment loss of $1,288 has been recorded to state the building at its fair market value.
On April 19, 2006, following the execution of the agreement to sell its Solon, Ohio facility, the Company announced a restructuring of its Venture Lighting operations. The Company’s metal halide lamp manufacturing production will be reduced at its Solon, Ohio facility and production will be increased at the Venture Lighting facility in Chennai, India. Venture Lighting U.S. Sales, Marketing, and Distribution will move to a new distribution facility in Streetsboro, Ohio. Approximately 100 positions at the Solon facility, as well as several positions at other U.S. operations will be eliminated. Venture Lighting Engineering, Research and Development, and New Product Manufacturing will continue to be located in Solon, along with the Company’s Corporate Headquarters.
The Company estimates the total cost of this restructuring to be $7,100 — $8,400. The Company has recognized a charge of $2,805 in the third quarter of fiscal 2006 relating to this restructuring. This charge relates to the abandonment of long-lived assets.
The Company anticipates $3,000 — $3,600 of cash restructuring charges during the fourth quarter of fiscal 2006, of which termination benefits are estimated to be $2,500 — $2,800. The remaining costs relate to contract termination costs, moving costs to the new warehouse facility, the transfer of equipment to the

India facility, and disposal costs relating to equipment which is being abandoned. The Company anticipates the restructuring to be completed by June 30, 2006.
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
The Company is currently restructuring its manufacturing operations in Solon, Ohio. The Company will increase production of its lamps at its plant in Chennai, India and the Sales and Marketing, Logistics, Distribution, and Warehouse will move into a new distribution facility. These actions are important steps in the continued alignment of the supply chain to customers and to the Company’s manufacturing base to better meet their needs worldwide. This restructuring will allow the Company to meet competition worldwide, grow, and make new investments in product design and performance.

Results of Operations
Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005
The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005:

	Quarter Ended		Quarter Ended
	March 31, 2006		March 31, 2005

Net sales	$42,079	100.0%	$40,272	100.0%

Costs and expenses:
Cost of sales	24,428	58.1	24,335	60.4
Marketing and selling	7,320	17.4	6,604	16.4
Research and development	1,585	3.8	1,486	3.7
General and administrative	2,851	6.8	3,407	8.5
Amortization of intangible assets	259	0.6	246	0.6
Special charges and asset impairment	4,093	9.7

Income from operations	1,543	3.7	4,194	10.4

Other income (expense):
Interest expense	(3,651)	(8.7)	(3,453)	(8.6)
Interest income	75	0.2	104	0.3
Income from investments	3	0.0	53	0.1

Income (loss) before income taxes and minority interest	(2,030)	(4.8)	898	2.2
Income tax expense	345	0.8	409	1.0

Income (loss) before minority interest	(2,375)	(5.6)	489	1.2
Minority interest in income of consolidated subsidiary	(229)	(0.5)	(137)	(0.3)

Net income (loss)	$(2,604)	-6.2%	$352	0.9%

Factors that have affected the results of operations for the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 are discussed below.
Net Sales. Net sales increased 5% to $42,079 in the third quarter of fiscal 2006 from $40,272 in the third quarter of fiscal 2005. Third quarter metal halide product sales increased 9% to $35,307 compared with $32,431 in the same period last year. This increase in metal halide product sales is primarily the result of an increase in lamp, fixture, and power supply sales. Non-metal halide lighting product sales increased 9% over the year ago period due primarily to an increase in non-metal halide lamp sales.
Total lighting product sales inside the U.S. increased 12% in the third quarter of fiscal 2006 as compared to the same quarter a year ago principally due to increases in sales of power supplies. Total lighting product sales outside the U.S. increased 6% as compared to the year ago period principally due to increases in sales of light fixtures.
Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.

Cost of Sales. Cost of sales increased .4% to $24,428 in the third quarter of fiscal 2006 from $24,335 in the third quarter of fiscal 2005. As a percentage of net sales, cost of sales was 58.1% for the third quarter of fiscal 2006 compared with 60.4% for the third quarter of fiscal 2005. Cost of sales expense was positively impacted by the transfer of lamp and power supply production to India and improvements in cost management. Cost of sales expense was negatively impacted by the higher cost of raw material, particularly copper, used in the production of power supplies.
Marketing and Selling Expenses. Marketing and selling expenses increased 10.8% to $7,320 in the third quarter of fiscal 2006 from $6,604 in the third quarter of fiscal 2005. As a percentage of net sales, marketing and selling expenses increased to 17.4% in the third quarter of fiscal 2006 from 16.4% in the third quarter of fiscal 2005. This increase in marketing and selling expenses as a percentage of sales was primarily due to increases in compensation and other costs related to the Company’s marketing efforts.
Research and Development Expenses. Research and development expenses increased to $1,585 in the third quarter of fiscal 2006 as compared to $1,486 in the third quarter of fiscal 2005. Research and development expenses relate to: (i) expansion of the product line and continued improvement in lamp technology including the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs); (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.
General and Administrative Expenses. General and administrative expenses decreased to $2,851 in the third quarter of fiscal 2006 as compared to $3,407 in the third quarter of fiscal 2005. As a percentage of net sales, general and administrative expenses decreased to 6.8% in the third quarter of fiscal 2006 from 8.5% in the third quarter of fiscal 2005. This decrease in general and administrative expenses as a percentage of sales was primarily due to decreases in compensation expense.
Special Charges and Asset Impairment. The Company recognized a $4,093 charge in the third quarter of fiscal 2006 related to the abandonment of certain long-lived assets and the write down of the Solon, Ohio facility to estimated fair value.
Amortization of Intangible Assets. Amortization expense of $259 in the third quarter of fiscal 2006 was comparable to amortization expense of $246 in the third quarter of fiscal 2005.
Income from Operations. As a result of the items noted above, the Company realized income from operations in the third quarter of fiscal 2006 of $1,543 as compared to income from operations of $4,194 in the third quarter of fiscal 2005. Excluding the asset impairment of $4,093, the Company realized income from operations of $5,636 as compared with $4,194 for the third quarter of fiscal 2005.
Interest Expense. Interest expense in the third quarter of fiscal 2006 of $3,651 was slightly higher than interest expense of $3,453 in the third quarter of fiscal 2005. This increase was primarily due to higher interest rates on the Company’s Bank Credit Facility resulting from the changes in market rates over the past year and also due to a slightly higher average debt outstanding during the third quarter of fiscal 2006 as compared with the third quarter of fiscal 2005.

Income from Investments. Income from investments of $3 in the third quarter of fiscal 2006 and $53 in the third quarter of fiscal 2005 represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications.
Income Tax Expense. Income tax expense was $345 for the third quarter of fiscal 2006 as compared to $409 in the third quarter of fiscal 2005. The income tax expense in both quarters related to certain of the Company’s foreign operations.
Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005
The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. The first nine months of fiscal 2006 consisted of 39 weeks as compared to the first nine months of fiscal 2005 that consisted of 40 weeks. As a result, a decrease of approximately 2.5% in sales and costs and expenses resulted from the one fewer week in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005.
The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the nine months ended March 31, 2006 and 2005:

	Nine Months Ended		Nine Months Ended
	March 31, 2006		March 31, 2005

Net sales	$119,650	100.0%	$119,972	100.0%

Costs and expenses:
Cost of sales	69,670	58.2	71,278	59.4
Marketing and selling	20,567	17.2	19,227	16.0
Research and development	4,752	4.0	4,598	3.9
General and administrative	8,880	7.4	10,100	8.4
Amortization of intangible assets	785	0.7	735	0.6
Special charges and asset impairment	4,093	3.4		—

Income from operations	10,903	9.1	14,034	11.7

Other income (expense):
Interest expense	(10,866)	(9.1)	(10,345)	(8.6)
Interest income	245	0.2	301	0.2
Income from investments	351	0.3	542	0.5

Income before income taxes and minority interest	633	0.5	4,532	3.8
Income tax expense	752	0.6	1,041	0.9

Income (loss) before minority interest	(119)	(0.1)	3,491	2.9
Minority interest in income of consolidated subsidiary	(614)	(0.5)	(476)	(0.4)

Net income (loss)	$(733)	-0.6%	$3,015	2.5%

Factors that have affected the results of operations for the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005 are discussed below.

Net Sales. Although there were only 39 weeks in the first nine months of fiscal 2006 compared with 40 weeks in the first nine months of fiscal 2005, net sales only decreased .3% to $119,650 from $119,972. The average weekly sales actually increased 2% to $3,068 per week for the first nine months of fiscal 2006 as compared with $3,000 per week for the first nine months of fiscal 2005. Average weekly sales of metal halide products increased 7% to $2,510 in the first nine months of fiscal 2006 as compared with $2,343 in the first nine months of fiscal 2005. This increase in metal halide product sales is primarily the result of an increase in sales of lamps. Non-metal halide lighting product sales increased .1% over the year ago period due primarily to an increase in non-metal halide power supply sales.
Total lighting product sales inside the U.S. increased 13% in the first nine months of fiscal 2006, in spite of the one fewer week in the first nine months of fiscal 2006, as compared to the same period a year ago due to increases in sales of lamps, power supplies and materials. Total lighting product sales outside the U.S. decreased 5% as compared to the year ago period due to the one fewer week and due to decreases in sales of power supplies and materials.
Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.
Cost of Sales. Cost of sales decreased 2.3% to $69,670 in the first nine months of fiscal 2006 from $71,278 in the first nine months of fiscal 2005. As a percentage of net sales, cost of sales was 58.2% for the first nine months of fiscal 2006 compared with 59.4% for the first nine months of fiscal 2005. Cost of sales expense was positively impacted by the transfer of lamp and power supply production to India and improvements in cost management. Cost of sales expense was negatively impacted by the higher cost of raw material, particularly copper, used in the production of power supplies and additional costs related to the completion of the previously announced transition of the Company’s North American power supply manufacturing operation to Chennai, India. While this transition resulted in higher costs during the last half of fiscal 2005 and first quarter of fiscal 2006, the Company believes that the lower cost of production in India will benefit the Company in fiscal 2006 and beyond.
Marketing and Selling Expenses. Marketing and selling expenses increased 7.0% to $20,567 in the first nine months of fiscal 2006 from $19,227 in the first nine months of fiscal 2005. As a percentage of net sales, marketing and selling expenses increased to 17.2% in the first nine months of fiscal 2006 from 16.0% in the first nine months of fiscal 2005. This increase in marketing and selling expenses as a percentage of sales was primarily due to increases in compensation and other costs related to the Company’s marketing efforts.
Research and Development Expenses. Research and development expenses increased to $4,752 in the first nine months of fiscal 2006 as compared to $4,598 in the first nine months of fiscal 2005. Research and development expenses relate to: (i) expansion of the product line and continued improvement in lamp technology including the line of Uni-Form® pulse start lamps (with improved energy efficiency, quicker starting and restarting and a more compact arc source, which improves the light and reduces material costs); (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.

General and Administrative Expenses. General and administrative expenses decreased to $8,880 in the first nine months of fiscal 2006 as compared to $10,100 in the first nine months of fiscal 2005. As a percentage of net sales, general and administrative expenses decreased to 7.4% in the first nine months of fiscal 2006 from 8.4% in the first nine months of fiscal 2005. This decrease in general and administrative expenses as a percentage of sales was primarily due to decreases in compensation expense.
Special Charges and Asset Impairment. The Company recognized a $4,093 charge in the first nine months of fiscal 2006 related to the abandonment of certain long-lived assets and the write down of the Solon, Ohio facility to estimated fair value.
Amortization of Intangible Assets. Amortization expense of $785 in the first nine months of fiscal 2006 was comparable to amortization expense of $735 in the first nine months of fiscal 2005.
Income from Operations. As a result of the items noted above, the Company realized income from operations in the first nine months of fiscal 2006 of $10,903 as compared to income from operations of $14,034 in the year ago period. Excluding the asset impairment of $4,093, the Company realized income from operations of $14,996 as compared with $14,034 for the third quarter of fiscal 2005.
Interest Expense. Interest expense in the first nine months of fiscal 2006 of $10,866 was slightly higher than interest expense of $10,345 in the first nine months of fiscal 2005. The increase was primarily due to higher interest rates on the Company’s Bank Credit Facility resulting from the changes in market rates over the past year and also due to a slightly higher average debt outstanding during the first nine months of fiscal 2006 as compared with the first nine months of fiscal 2005.
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
In November 2005, the Company sold its investment in Fiberstars common stock for $3,154, resulting in a realized loss in the second quarter of fiscal 2006 of $1,808. The net realized gain for the nine months ended March 31, 2006 was $56.
The first nine months of fiscal 2005 includes a gain on the sale of an investment of $320. The remaining income from investments of $295 in the first nine months of fiscal 2006 and $222 in the first nine months of fiscal 2005 represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications.

Income Tax Expense. Income tax expense was $752 for the first nine months of fiscal 2006 as compared to $1,041 in the first nine months of fiscal 2005. The income tax expense in both periods related to certain of the Company’s foreign operations.
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
The Bank Credit Facility consists of a term loan that requires monthly principal payments of $183 ($9,900 outstanding at March 31, 2006) with a revolving credit loan, subject to availability, making up the remainder of the facility. Total availability was approximately $20,100 of which the amount outstanding under the revolving credit loan was $11,296 at March 31, 2006. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (8.50% at March 31, 2006). Interest rates on the term loan are based on Libor plus 3.25% or Prime plus 1.25% (9.00% at March 31, 2006). The final maturity of the revolving credit facility and the term loan is December 10, 2008.

The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Minimum Adjusted EBITDA and Capital Expenditures. At March 31, 2006, the Company was in compliance with the terms of the Bank Credit Facility. The principal security for the Bank Credit Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom as well as the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.
Cash decreased $645 during the nine months ended March 31, 2006. Cash used in operating activities totaled $12,395, cash provided by investing activities totaled $3,512, and cash provided by financing activities totaled $8,238.
Net Cash Used in Operating Activities. Net cash used in operating activities totaled $12,395 for the nine months ended March 31, 2006. This reflects the $12,584 payment of both semi-annual interest payments related to the Company’s Senior Notes due March 31 and September 30. It also reflects an increase of inventory of $7,971 principally due to the longer supply chain which results from the continuing shift of production to India.
Net Cash Provided by Investing Activities. In the nine months ended March 31, 2006, net cash provided by investing activities totaled $3,512, which included the proceeds from the sale of the Company’s investment in Fiberstars common stock of $3,154, and proceeds from a sale-leaseback of $3,841, net of $3,483 of capital expenditures for plant and equipment, the majority of which relates to machinery and equipment. The Company’s capital expenditure program is expected to approximate $7,000 in fiscal 2006. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.
Net Cash Provided by Financing Activities. In the nine months ended March 31, 2006, net cash provided by financing activities was $8,238 resulting from an increase in borrowings on the Company’s revolving credit loan of $5,894, the increase of the principal amount of the term loan by $3,850 resulting from the amendment, stock purchases by management of $53, the issuance of preferred stock of $350, net of $1,909 of scheduled payments of long-term debt.
The interest-bearing obligations of the Company totaled $139,845 as of March 31, 2006, and consisted of: $21,196 outstanding under the Bank Credit Facility; $114,400 of 11% Senior Notes; mortgages of $4,249.
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
Valuation of Accounts and Notes Receivable
Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $33,755, net of an allowance of $732 as of March 31, 2006.
The Company has notes receivable plus accrued interest from the Ruud Lighting, Inc. shareholders in the aggregate amount of $2,185. These notes were amended extending the due date to June 1, 2009. Rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Company will be credited toward prepayment of the principal and interest on the notes. The Company believes the total receivable amount will be realized in accordance with the terms of the notes.
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
Deferred Tax Assets and Valuation Allowance
The Company had approximately $11,328 of net deferred tax assets related principally to certain unused tax credits and loss carryforwards as of June 30, 2005. The realization of these assets is dependent upon the Company generating future taxable income. Due to the Company’s historical results it is uncertain as to when it will realize taxable income that will allow it to utilize its tax credits and loss carryforwards and, accordingly, has recorded a valuation allowance of $12,154. Additionally, on August 15, 2003, Saratoga purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which will limit the annual net operating loss and tax credit carryforwards the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code that arose prior to the emergence from bankruptcy. This limitation is effective beginning with the fiscal year ended June 30, 2004. The Company has net operating losses which, in accordance with the principles of fresh start accounting, were not recorded. These net operating losses are available to be utilized, and, to the extent the net operating losses are utilized, goodwill will be reduced accordingly for the benefit received ($300 for the nine months ended March 31, 2006). Management will continue to evaluate the realization of these deferred tax assets that are subject to the Company’s future operations. The Company’s future operations will be influenced by the general business environment, which is difficult to predict and beyond the control of the Company.
Foreign Currency
Approximately 35% of the Company’s net sales in fiscal 2005 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars, Canadian dollars, Euros and Japanese yen. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
During the nine months ended March 31, 2006, there have been no material changes in the reported market risks presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
Item 4. Controls and Procedures
The Company evaluated the design and operation of its disclosure controls and procedures as of March 31, 2006, to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer. The principal executive officer and chief financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information
Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.
Item 5. Other Information
On May 4, 2006, the Company, pursuant to the agreement described in Company’s Form 8-K dated April 18, 2006, sold its facility in Solon, Ohio to Keystone Ruby LLC for a cash purchase price of $7,150.
Item 6. Exhibits

Exhibit		Incorporated
Number	Title	by Reference

2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004	(2)

3.2	Certificate of Amendment by Directors or Incorporators to Articles of Advanced Lighting Technologies, Inc.	(3)

3.3	Amended and Restated Code of Regulations	(4)

4.1	Reference is made to Exhibit 2.1

10.1	Lease Agreement dated February 28, 2006 between Deposition Sciences, Inc. and First Industrial Development Services, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.

(3)	Incorporated by reference to Exhibit 3.1 in Company’s Current Report on Form 8-K dated

December 29, 2005, filed January 5, 2006.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: May 10, 2006	By:	/s/ Wayne R. Hellman

Wayne R. Hellman
Chief Executive Officer

Date: May 10, 2006	By:	/s/ Wayne J. Vespoli

Wayne J. Vespoli
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated
Number	Title	by Reference

2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004	(2)

3.2	Certificate of Amendment by Directors or Incorporators to Articles of Advanced Lighting Technologies, Inc.	(3)

3.3	Amended and Restated Code of Regulations	(4)

4.1	Reference is made to Exhibit 2.1

10.1	Lease Agreement dated February 28, 2006 between Deposition Sciences, Inc. and First Industrial Development Services, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.

(3)	Incorporated by reference to Exhibit 3.1 in Company’s Current Report on Form 8-K dated December 29, 2005, filed January 5, 2006.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.