Form 10-K
period 2006-06-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2006-09-27
CIK 1002125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check ☑ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.(Check one):
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
Yes ☑ No ☐
There were 1,184 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of August 31, 2006.
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

The Company has derived a substantial portion of its net sales from international business. Revenues from customers outside of the United States represented approximately 46% of net sales for fiscal 2006. The Company’s operations in India now produce substantially all of its component products sold worldwide. International markets represent long-term attractive opportunities for metal halide lighting products due to the increasing demand for energy-efficient lighting products. The energy efficiency of metal halide lighting is especially desirable in developing nations such as China due to the relatively higher cost of energy and the high cost of power plant construction in these countries.
In the United States, the metal halide market has grown at a compound annual rate of approximately 7% in the past decade, although growth has varied substantially from year to year. In calendar year 2005, sales of metal halide products were up 7% over the sales in the previous calendar year. The Company believes the U.S. metal halide industry will continue to grow at a moderate pace. The Company has integrated vertically to design, manufacture and market a broad range of metal halide products, including materials used in the production of lamps, and lamps and other components for lighting systems as well as metal halide lighting systems. The Company’s materials and components are used in the manufacture of its own lighting systems for sale to end-users and are sold to third-party manufacturers for use in the production of their metal halide products.
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
The New Series A Preferred has a liquidation preference of $1,000 per share, plus dividends at the rate of 8% per annum, when and if declared. The cumulative undeclared dividends were $6.4 million as of June 30, 2006. The initial carrying amount of the New Series A Preferred was set at $29 million, the estimated fair value at the date of issuance. The Holder of the New Series A Preferred may, by notice, require the Company to redeem the outstanding New Series A Preferred within 21 days following the occurrence of certain corporate events. The Company may redeem the New Series A Preferred in whole, but not in part, at any time. The redemption price for the New Series A Preferred is equal to the liquidation preference amount for such shares. The New Series A Preferred shares are each entitled to one vote on each matter presented to shareholders of the Company, as well as one vote on each matter required to be voted upon by the New Series A Preferred as a class. The New Series A Preferred represents approximately 95% of the voting power of the Company at June 30, 2006. As of June 30, 2006, Saratoga held 98.9% of the voting power of the Company.
Metal Halide
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
While domestic sales of incandescent and fluorescent lamps have grown at a compound annual rate of approximately 1% over the past decade, domestic metal halide lamp sales have grown at a compound annual rate of approximately 7% over the same period. In 2005, metal halide accounted for approximately 11% of domestic lamp sales by dollar volume.
The Company believes that the growth of metal halide lighting noted above has occurred primarily in commercial and industrial applications. Metal halide systems have been introduced in fiber optic, electronic display projectors and automotive headlamp applications, and the Company expects that these and other applications will continue to drive growth in metal halide lighting. The Company believes that additional opportunities for metal halide lighting exist in other applications where energy efficiency and light quality are important. As a result of the Company’s position as a leader in metal halide materials and innovator in metal halide components, the Company expects to benefit from continued growth in metal halide markets.

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
Development of New and Advanced Metal Halide Power Supplies
Historically, the introduction of new metal halide lamps and systems has been constrained by the lack of complementary metal halide power supplies. Significant engineering expertise is required to adapt existing power supplies for new metal halide products. The Company believes that power supply manufacturers, like lamp manufacturers, have focused on the larger fluorescent power supply market rather than development of new power supply products for specialized metal halide products and applications. The Company recently agreed to sell its magnetic power supply manufacturing operations in India to a company which has agreed to supply these lower technology power supplies to the Company, and which also supplies the Company with its electronic power supplies. The Company will continue its core engineering capabilities in both magnetic and electronic power supplies.
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

Strategy
The Company believes that metal halide technology represents the best lighting technology for a wide variety of applications, many of which are not yet served by an appropriate metal halide product. As a result of the Company’s position as a leader in metal halide materials and innovator in metal halide components, the Company expects to benefit from continued growth in metal halide markets.
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
The Company has sought to achieve its strategic objective through internal growth, acquisitions and strategic investments, and focus on cost and quality. The Company’s acquisitions and investments have been made in businesses that, when combined with the Company’s existing capabilities and metal halide focus, are intended to provide technological, product or distribution synergies and offer the potential to enhance the Company’s competitive position or accelerate development of additional metal halide market opportunities. In the future, the Company expects to achieve its strategic objectives through internal growth and focus on cost and quality, and to the extent its capital resources allow, the Company may consider other possible acquisition and strategic investment opportunities.
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
Continue to Use Vertical Integration
The Company began operations as a manufacturer of metal halide salts and expanded into production of system components, initially lamps, followed by power supplies. Through this vertical integration, the Company is able to develop complementary system components which enable metal halide lighting to penetrate applications and markets currently served by older technologies. The Company will continue to use vertically integrated operations where it has competitive advantages based on patent-protected technology and first-to-market product leadership.
Improve Operating Cash Flow
In the past the Company depended on outside capital sources to fund growth. In order to reduce this dependence and to improve its operating results, the Company continues to focus primarily on its metal halide products and to use its experience in the design and manufacture of metal halide materials, components and systems and focused metal halide technology to reduce operating costs by improving production processes and product quality without substantial capital investment. The Company has also transferred substantially all of its component manufacturing to India resulting in significant reductions in its production cost, but a higher working capital investment in inventory. Management believes that achieving cost and quality goals will enhance operating cash flow to allow for profitable growth. The anticipated improvements should also continue to improve overall financial performance, which will improve the Company’s access to capital for future investments in its business.
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

Increase Participation in International Markets
The Company plans to continue to increase its participation in international markets in three ways. First, the Company directly exports its products. The primary countries and regions outside of the United States in which the Company directly markets products are the United Kingdom, Western Europe, Australia, Canada, China and Japan. Second, the Company has pursued and may pursue strategic acquisitions and has built or may build manufacturing facilities in international markets. Third, the Company has sold production equipment or has entered into joint ventures with local lamp manufacturers. Purchasers of production equipment have become customers for the Company’s metal halide salts, lamp components and other materials. The Company has existing joint ventures in China and Korea.
Products
The Company designs, manufactures and sells metal halide materials, components and systems, which are used in a wide variety of applications and locations including:

- floodlighting	- sports arena lighting	- general lighting
- architectural area lighting	- commercial downlighting	- industrial highbays
- general industrial lighting	- airport and railway station lighting	- tunnel lighting
- billboard and sign lighting	- gas station canopy lighting	- indirect indoor sports
- site lighting	- interior downlighting	and office lighting
- soffit lighting	- decorative lighting	- parking garage lighting
- hazardous location lighting	- retail store downlighting	- security lighting
- accent lighting	and track lighting	- landscape lighting
The Company also designs, manufactures and sells optical thin film deposition equipment.
Materials
The Company produces and sells metal halide salts, electrodes, amalgams and getters. Metal halide salts are the primary ingredients within the arc tube of metal halide lamps, which determine the lighting characteristics of the lamp. Electrodes form the electrical connections within the lamp. Amalgams are chemicals that are used in the arc tubes of high pressure sodium (“HPS”) lamps and in fluorescent lamps. Getters are devices required to be included in metal halide lamps to prevent impurities from interfering with lamp operation.
The Company produces over 300 different metal halide salts that can be used in metal halide lamps to produce different lighting characteristics. In addition to meeting its own needs, the Company believes it is the worldwide leader in metal halide salt production. The Company serves all major lamp manufacturers, including GE, Philips, and Osram, each of which uses different metal halide salts. The Company vigorously guards each customer’s specific formulas from its other customers, including the Company’s own lamp engineers. Because of its ability to produce these ultra pure metal halide doses, the Company has also been called upon by its lamp manufacturer customer base to produce amalgams used in HPS and fluorescent lighting applications.
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
The Company believes it differentiates itself from other metal halide lamp manufacturers by offering a wider variety of lamps, many of which have been customized to offer a specific solution to a lighting problem. Since 1985, the Company believes that it has introduced a majority of the new lamps in the domestic metal halide lamp industry. Currently, the Company offers lamps ranging from 50 watts to 2,000 watts. In certain instances, the Company produces these products for its competitors on a private label basis in order to capture sales through competitors’ distribution channels. The Company also sells standard-type lamps.
In fiscal 1999, the Company introduced its new line of Uni-Form® pulse start products. Uni-Form® pulse start products are a new generation of metal halide components and systems which permit (a) increased light output with lower power utilization, (b) faster starting, (c) quicker restart of lamps which have been recently turned off, and (d) better color uniformity. In fiscal 2001, the Company began to offer an expanded line of Uni-Form® pulse start lighting components and systems. As part of the expanded line, the Company offers unique retrofit kits that enable customers to convert to second-generation metal halide products without having to replace the entire lighting system.
The Company also believes that it has an opportunity to work with others on the application of metal halide technology to fiber optic lighting systems. Because of metal halide lighting’s ability to produce varied lighting effects, it is particularly well suited to be adapted as the light source for fiber optic lighting systems. Fiber optic lighting systems are currently used in accent applications. In applications such as these, it is important that electricity and heat be located separately from the desired point of light emission.
Production Equipment
The Company has the expertise to manufacture and sell turnkey lamp production manufacturing groups. A metal halide lamp production equipment group consists of up to 50 different production machines. Each lamp production equipment group sells for between approximately $1.0 million to $5.0 million. In order to maintain manufacturing flexibility, the Company must continually update its own component production equipment, through the internal design and fabrication of production equipment. The Company has leveraged its manufacturing expertise by selling lamp production equipment groups in international markets. In connection with each lamp production equipment group sale, the Company is required to provide lamp designs and specifications, and production training, at the same time, creating a customer for its materials products.
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
International Sales
International sales aggregated $75.8 million (46% of net sales) for fiscal 2006, $80.6 million (51% of net sales) for fiscal 2005, $37.9 million (51% of net sales) for the six months ended June 30, 2004, and $34.8 million (49% of net sales) for the six months ended December 31, 2003. For information regarding the Company’s international operations, see Note K to “Notes to Consolidated Financial Statements.”
Product Design and Development
Management believes one of the Company’s strengths is its ability to design and develop new products. The Company has dedicated research and development efforts in each of its product lines having invested $18.3 million or 3.9% of net sales into research and development over the last three full fiscal years. In the year ended June 30, 2006, the Company invested $6.3 million (3.8% of net sales) in research and development; in the year ended June 30, 2005, $6.1 million (3.8% of net sales); in the six months ended June 30, 2004, $2.8 million (3.8% of net sales); and in the six months ended December 31, 2003, $3.1 million (4.4% of net sales). The Company has developed new applications for metal halide lighting, improved the quality of its materials, and introduced new specialized products, such as the Uni-Form® pulse start products. Historically, the Company’s efforts primarily have been focused on the development of materials and system components.
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
Materials
The Company markets materials (metal halide and other salts) and thin-film coatings directly to other high intensity discharge lamp manufacturers, including GE, Philips and Osram for use in their manufacture of lamps. In addition, the Company works closely with its customers to manufacture materials according to their specifications. Certain customer-developed materials are considered proprietary to the Company’s customers. Other lamp components manufactured by the Company are used primarily in the manufacture of its own lamps. In addition, the Company markets its thin-film coatings to government suppliers for use in aerospace applications and to fiber optic telecommunications systems manufacturers. Sales of materials accounted for approximately 22.4% of the Company’s revenues in fiscal 2006, 22.8% in fiscal 2005, 25.5% for the six months ended June 30, 2004, and 24.3% for the six months ended December 31, 2003.
System Components
Electrical distributors typically market standard-type lamps, and the Company believes that its specialty lamp products do not lend themselves to the traditional marketing channels associated with standard-type lamp products. Accordingly, the Company has adopted innovative marketing techniques for its lamps. As a result, in initial distribution, the Company markets its metal halide system components through OEMs, which generally have been involved in the design of the lamp, and commissioned lighting agents, who package the Company’s lamps and power supplies in their bids on construction or renovation projects. Due to the fact that the Company’s lamps are produced to the specifications required to match a particular fixture or use by an OEM, the Company’s lamp will generally be included with the fixture each time the fixture is sold.
The Company also has distributed its metal halide lamps through lighting agents who represent a full line of fixture manufacturers, under which the agent receives a commission for selling the Company’s lamps. The Company believes it is the only major lamp manufacturer to distribute its products through lighting agents. This relationship allows the lighting agent to package the Company’s metal halide lamps with the other products included in its bid on a project. By bidding a more complete or unique package, the lighting agent has a competitive advantage over less complete bids and, if selected, earns a commission on Company lamps sold, which agents generally do not receive from other lamp suppliers.
The Company prints its toll-free number on most lamps that it sells, allowing a customer to call the Company, rather than an electrical distributor, to order a replacement lamp. This enables the customer to speak to a knowledgeable representative, thereby increasing the accuracy and efficiency of service to the end user. This interaction also allows the Company to suggest enhanced products better suited for the end user’s needs. In addition, the Company telemarkets replacement lamps in connection with catalogue distributions. Lamps are delivered directly to end users, thereby providing service efficiency comparable to local electrical distributors. Replacement lamps are typically sold at a higher gross margin than lamps sold initially through OEMs or lighting agents.

Sales of system components accounted for approximately 68.8% of the Company’s revenues in fiscal 2006, 67.2% in fiscal 2005, 66.1% for the six months ended June 30, 2004, and 66.6% for the six months ended December 31, 2003.
Manufacturing and Operations
The Company’s lamp manufacturing facility in Chennai (Madras), India operates six days per week, 16 hours per day, with the Company’s lamp manufacturing employees working in two eight-hour shifts each day. The Company has restructured its manufacturing operation in Solon, Ohio. Lamps previously produced in Solon are now being produced in the Company’s facility in Chennai, and currently specialty lamps are produced on a small scale in Solon. The manufacturing of metal halide lamps consists of three primary processes. First, the quartz arc tube is shaped, electrodes for carrying the current are installed, the metal halide salt dose is introduced and the arc tube is sealed. The process is performed at high temperatures in carefully controlled conditions to ensure that the arc tube is properly sealed and that no impurities enter the arc tube. Second, the arc tube is mounted inside a borosilicate glass container and sealed. Finally, the lamp is finished by adding an electrical contact. Although light output of metal halide lamps is not affected by ambient temperatures, an outer bulb is used to prevent contact with the arc tube, which operates at extremely high temperatures. Quartz and borosilicate glass are used in the production of metal halide lamps because of their durability and ability to retain shape and function at extremely high temperatures. Finished lamps are inspected, tested and then shipped in accordance with customer instructions. The Solon facility also houses research and development operations along with its specialty lamp production.
The Company produces magnetic power supplies at its second facility in Chennai, which the Company has recently agreed to sell. The facility operates six days per week with two full shifts. The manufacture of magnetic power supplies is a combination of batch and production line processes. The production line process starts with a coil winding department, progresses to an in-line coil and core operation and then to final assembly. Subassemblies for ignitors and capacitors are located off-line in a batch operation for inclusion in final assembly.
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
Raw Materials and Suppliers
The Company sources its raw materials from a variety of suppliers. Presently, it sources most of its quartz tubing and borosilicate glass bulbs for lamps from GE and Osram. Although an interruption in these supplies could disrupt the Company’s operations, the Company believes that alternative sources of supply exist and could be arranged prior to the interruption having a material adverse effect on the Company’s operations or sales. The materials for the Company’s power supply products are readily available on the open market. Following the planned sale of its Indian magnetic power supply manufacturing operations, the Company will purchase all of its power supplies, but plans to maintain engineering and design efforts. The Company also purchases certain of its industrial standard-type lamps from GE.
Most of the raw materials used in the production of metal halide salts can be sourced from several suppliers. The Company has been the leading supplier of metal halide salts to the metal halide lamp industry for many years. Therefore, the Company has focused on addressing any circumstance that could jeopardize the continued production of these vital materials. In this regard the Company has a 40% ownership interest in Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications, which serves as one of the Company’s raw materials suppliers. Since the Company is the primary supplier of metal halide salts to the metal halide lamp industry, any disruption in supply would also affect each producer of the affected lamp type. Raw materials and components for coatings and equipment are sourced from outside suppliers. The Company has multiple qualified sources for critical materials and components.
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
The Company’s optical coatings unit has one or two principal competitors in each of its traditional markets (lighting, coating equipment and government/aerospace). The Company believes that competition in thin film coatings is generally based on quality of coatings, technological expertise to design and deliver customized coating solutions, cost and customer service. The Company believes that it competes successfully on the basis of all of these measures. While competition is strenuous with these existing competitors, management believes that the high technical content of the products and services in these markets make entry by new thin film coating manufacturers relatively difficult.
System Components
GE, Philips and Osram are the Company’s principal competitors in the production of metal halide lamps. Although GE, Philips and Osram have focused their efforts on the larger incandescent and fluorescent markets, all three companies produce metal halide lamps. These three companies have emphasized sales of standard-type metal halide lamps, such as those found in the most common commercial and industrial applications, which the Company believes represents approximately 75% of the total metal halide lamp segment.
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
Environmental Regulation
The Company’s operations are subject to federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials as well as laws relating to occupational health and safety. The Company believes that its business, operations and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. However, the operations of manufacturing plants entail risks in these areas, which could potentially result in significant expenditures in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future. In May, 2006 the Company sold its Solon, Ohio facility, and agreed to lease certain portions of the facility. Under the terms of the agreements, the Company retains responsibility for the costs of monitoring and management of its current and certain historic emissions.
The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its future financial position or results of operations. Capital expenditures and operating expenses in fiscal 2006, fiscal 2005, and fiscal 2004 attributable to compliance with such legislation were not material.
Employees
As of June 30, 2006, the Company had approximately 1,168 full-time employees, consisting of employees engaged in the designing, manufacturing and marketing of materials (161 employees), system components and systems (989 employees), and production equipment (10 employees) and 8 employees in corporate/administrative services. Approximately 260 of the Company’s employees are employed by the Company’s Indian magnetic power supply manufacturing business which the Company has agreed to sell. The Company believes that its employee relations are good. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.
Item 1a. Risk Factors
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
If Metal Halide Lighting Does Not Gain Wider Market Acceptance, Our Business and Financial Performance May Suffer
We derive a substantial portion of our net sales and income from selling metal halide materials, systems and components, and production equipment. Revenues from metal halide products represented approximately 82% of net sales in fiscal 2006 and 80% of net sales in fiscal 2005. Our current operations and growth strategy are focused on metal halide lighting and optical coating technologies. Metal halide lamp sales represented approximately 11.3% of domestic lamp sales in calendar year 2005 compared to 10.8% in calendar 2004 and compared to fluorescent and incandescent lamps which represented approximately 84.0% of the same market in 2005 and 84.4% in 2004. Our future results are dependent upon continued growth of metal halide lighting for these and other uses. However, metal halide lamps are not compatible with the substantial installed base of incandescent and fluorescent lighting fixtures, and the installation of a metal halide lighting system typically involves higher initial costs than incandescent and fluorescent lighting systems. Metal halide products may not continue to gain market share within the overall lighting market or competitors may introduce better lighting technologies, displacing metal halide lighting in the market. Either of these occurrences could have a material adverse effect on our business and our results of operations and the value of our securities.

Our Degree of Indebtedness Could Limit Our Ability to Grow and React to Changes in Market Conditions
At June 30, 2006, we had approximately $128.2 million of total indebtedness outstanding and $31.0 million of preferred stock and common shareholders’ equity. At June 30, 2006, we also had $16.3 million available (subject to borrowing base compliance and other limitations) to be drawn under our Secured Credit Facility.
The indenture under which we have issued our debt securities permits us and our subsidiaries to incur substantial amounts of additional indebtedness in the future. The degree to which we are leveraged could have important consequences to holders of our securities, including the following:
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited, and
•	our flexibility in planning for or reacting to changes in market conditions may be limited, causing us to be more vulnerable in the event of a downturn in our business.
Control of Our Stock by One Principal Shareholder Will Allow It To Control Selection of the Board of Directors and Determine Shareholder Actions Unilaterally, Which Could Adversely Affect Interests of Other Holders of Our Securities
Pursuant to the Company’s Plan of Reorganization, the Company’s Common Stock, which had been registered under the Securities Exchange Act of 1934, was cancelled and Saratoga Lighting Holdings, LLC (“Saratoga”) became the owner of 100% of the voting securities of the Company. Subsequently shares of Company Preferred Stock and Common Stock were sold to a director of the Company and shares of Common Stock were sold to five executive officers of the Company. However, Saratoga’s shares, and shares as to which Saratoga has voting power, represent approximately 98.9% of total shareholder voting. As a result, Saratoga will be able to control all matters requiring shareholder approval, including the election of directors (which could control our affairs and our management), amendments to our articles of incorporation, mergers, share exchanges, the sale of all or substantially all of our assets and other fundamental transactions. Accordingly, the decisions of Saratoga could have a material adverse effect on the value of our debt securities.
We Must Pay or Refinance Substantial Unsecured Indebtedness Within Five Years
Pursuant to our Plan of Reorganization, our 8% Senior Notes due 2008 were exchanged for $114.4 million principal amount of 11% Senior Notes due March 31, 2009 (the “New Notes”). Prior to maturity, the Company is obligated to pay interest only on the New Notes. The terms of the Indenture governing the New Notes permit the Company to purchase or redeem the New Notes in whole or part prior to maturity, however, pursuant to our secured Credit Facility, certain purchases or redemption would require the consent of the lenders under that Facility. The Company’s current level of cash flow from operations would not generate cash adequate to retire the New Notes at maturity. As a result, the Company anticipates that it will have to obtain refinancing of a substantial portion of the Senior Notes by March 2009. The Company anticipates that such refinancing will be available on favorable terms, based on current operating performance. However, changes in credit markets or the Company’s operating performance could make it difficult or impossible to obtain such refinancing.

Our Growth Objectives Strain Our Resources
Our acquisitions and divestitures placed a strain on our management, employees, finances and operations, which was a contributing factor in our decision to seek reorganization. We have set growth objectives for net sales and net income in our businesses which may strain our resources. These objectives may be difficult to achieve. To achieve these objectives, we will seek to develop new products and new uses for our products and seek to expand our distribution capabilities. We may also seek to acquire and/or invest in related businesses inside and outside of the United States. Any of our efforts in pursuit of these objectives may expose us to risks that could adversely affect our results of operations and financial condition. To manage growth effectively, we must continue to implement changes in many aspects of our business; expand our information systems; increase the capacity and productivity of our materials, components, systems and production equipment operations; develop our metal halide systems capability; and hire, develop, train and manage an increasing number of managerial, production and other employees. Also, we may extend our product lines through acquisitions or other investments. The success of these investments will depend, to a significant extent, on the integration of the acquired operations with our existing operations. If we are unable to anticipate or manage growth effectively, our operating results could be adversely affected. Likewise, if we are unable to successfully integrate acquired operations and manage expenses and risks associated with integrating the administration and information systems of acquired companies, our operating results could be adversely affected.
The Extent of Our International Business Operations Could Hurt Our Performance
We have derived, and expect to derive in the future, a substantial portion of our net sales from our international business. Revenues from customers outside of the United States represented approximately 46% of our net sales for fiscal 2006. Operations in India, including the magnetic power supply business which we have agreed to sell, now produce substantially all of our component products. Our international operations and sales are subject to the risks inherent in doing business abroad, including delays in shipments, adverse fluctuations in currency exchange rates, increases in import duties and tariffs, and changes in foreign regulations and political climate. We have granted and will grant operations in foreign countries rights to use our technology. While we will attempt to protect our intellectual property rights in these foreign operations, the laws of many countries do not protect intellectual property rights to the same extent as the laws of the United States.
Approximately 33% of our net sales in fiscal 2006 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars and Canadian dollars. A significant weakening of these currencies versus the U.S. dollar could have a material adverse effect on our business and results of operations and, therefore, holders of our securities. The Company uses derivatives to minimize foreign currency exposure on certain receivables and payable balances. However, the Company does not hedge exposure to the effect of currency movements on future sales and margins.
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
If We Are Unable to Develop and Broaden Product Lines, or If Prices Decrease in Key Product Lines, Our Business May Suffer
We may not be successful in adding new products to our current product categories or in developing new categories of products. If we are unable to successfully add new products or develop new product categories, this could adversely affect our future growth and financial results.
Our market and technology leadership in metal halide salts has been an important part of our growth and financial results. An increasing amount of the world’s metal halide component production is located in lower-cost production areas of the world, especially Asia. This trend is anticipated to continue. Metal halide lamp manufacturers in Asia and elsewhere are seeking lower costs, including in their raw materials, from us and alternative suppliers. Significant decreases in selling prices of metal halide salts could have a material adverse effect on our results and operations.
Because Our Primary Competitors Are More Established and Have More Resources Than We Do, We May Lack the Resources to Capture Increased Market Share
We compete with respect to our major lighting products with numerous well-established producers of materials, components, and systems and equipment, many of which possess greater financial, manufacturing, marketing and distribution resources than we do. In addition, many of these competitors’ products utilize technology that has been broadly accepted in the marketplace (i.e., incandescent and fluorescent lighting) and is better known to consumers than is our metal halide technology. We compete with GE, Philips and Osram in the sale of metal halide lamps. We estimate, based on published industry data, that these three companies had a combined domestic market share of approximately 85% for metal halide lamps based on units sold and approximately 95% of the total domestic lamp market. Accordingly, these companies dominate the lamp industry and exert significant influence over the channels through which all lamp products, including ours, are distributed and sold. Our component products and systems also face strong competition, particularly in the power supply market, in which our two largest competitors, Advance Transformer Co. (a division of Philips) and Magnetek, Inc., each have a larger market share than we do. Our competitors may increase their focus on metal halide materials, systems and components, and expand their product lines to compete with our products. This type of increase or expansion could make it more difficult for us to maintain sales or grow.

We Sell Products to Our Competitors and Purchase Components from Our Competitors, and These Relationships Could Change Based on Our Competitors’ Interests. This Creates a Risk of Potential Declines in Sales and Reduced Access to Components.
Although we compete with GE, Philips and Osram in the sale of our lighting products, we also purchase a significant quantity of raw materials and private label lamps from these three companies (aggregating $4.6 million in fiscal 2006) and derive significant revenue from sales of our materials, components, and systems to each of these three companies (aggregating $22.5 million in fiscal 2006). Any significant change in our relationships with these companies, or in the manner in which these companies participate in the manufacturing, distribution, and sale of metal halide lighting products, could have a material adverse effect on our business and, in turn, holders of our securities.
Item 2. Properties
The Company’s headquarters are located in Solon, Ohio, and the Company maintains manufacturing facilities in California, Ohio, Illinois, and Chennai (Madras), India. Set forth below is certain information with respect to the Company’s principal facilities as of June 30, 2006:

		Approximate
		Square	Owned/
Facility Location	Activities	Footage	Leased
North America

Solon, Ohio	System components manufacturing, research & devlopment, office	55,000	Leased
Streetsboro, Ohio	Distribution warehouse, sales office	78,000	Leased
Santa Rosa, California	Manufacturing, office	144,000	Leased
Urbana, Illinois	Materials manufacturing, office	120,000	Owned
Mississauga, Ontario, Canada	Distribution warehouse	13,000	Leased

Other

Chennai (Madras) India	System components manufacturing	180,000	Owned
Chennai (Madras) India	System components manufacturing	100,000	Owned
Wantirna South, Victoria, Australia	Distribution warehouse, office	33,000	Owned
Nottingham, England	Distribution warehouse	14,000	Leased
Rickmansworth, England	Sales office	5,000	Leased
The Urbana, Illinois facility is a portion of the security for the Bank Credit Facility (see Note D “Financing Arrangements,” in Notes to Consolidated Financial Statements in Item 8). The aggregate annual rental cost of leased facilities is approximately $2.8 million, and the average remaining lease term is approximately 8.5 years. The 180,000 square foot manufacturing facility in Chennai, India is part of the magnetic power supply business which the Company has agreed to sell.

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

PART II
Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters
Pursuant to the Company’s Plan of Reorganization, the Company’s Common Stock, which had been registered under the Securities Exchange Act of 1934, was cancelled and Saratoga became the owner of 100% of the voting securities of the Company. Subsequently, shares of Company Preferred Stock and Common Stock were sold to a director of the Company and shares of Common Stock have been sold to five executive officers of the Company. There is no established public market for the Company’s equity securities. There are no equity securities of the Company subject to any options, warrants or conversion rights, no shares of Company common stock currently may be sold pursuant to Rule 144 under the Securities Act of 1933 and the Company has not agreed to register the sale of equity securities by any shareholders.
The terms of the Company’s $30 million Credit Facility prohibit the payment of dividends, other than dividends consisting of Company stock, without the consent of the lending banks. The Company’s Indenture relating to its 11% Senior Notes limits the payment of cash dividends to $2 million plus amounts determined by the Company’s earnings and equity investment in the Company after the effective date of the Company’s Plan of Reorganization. In addition, financial covenants, including ratios, contained in the Credit Facility, may indirectly limit payment of dividends.
The Company does not intend to declare or pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company’s business.

Item 6. Selected Financial Data
The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. As a result, fiscal 2005 consisted of 53 weeks as compared with fiscal 2006, 2004, 2003 and 2002 that included 52 weeks. Certain amounts for prior years have been reclassified to conform to the current year reporting presentation.
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

	Reorganized Company			Predecessor Company
	Year	Year	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	December 31,	Year Ended June 30,
	2006	2005	2004	2003	2003	2002
	(In thousands)			(In thousands)
Operating Statement Data:
Net sales	$163,856	$157,770	$74,075	$70,510	$145,087	$164,786

Costs and expenses:
Cost of sales	96,391	93,576	43,230	43,361	93,167	109,758
Marketing and selling	27,440	25,800	11,766	11,966	23,233	32,223
Research and development	6,278	6,069	2,839	3,095	6,494	6,850
General and administrative	12,416	13,072	8,237	5,553	10,153	13,416
Provision for loan impairment	—	—	—	—	2,700	7,100
Refinancing and non-recurring items	—	—	—	—	2,387	—
Special charges and asset impairment (1)	9,858	—	—	—	13,157	10,561
Amortization of intangible assets	1,078	1,028	474	177	343	336

Income (loss) from operations	10,395	18,225	7,529	6,358	(6,547)	(15,458)

Other income (expense):
Interest income (expense), net	(14,156)	(13,444)	(6,621)	(7,271)	(11,046)	(11,777)
Income (loss) from investments (2)	599	3,234	98	3	(1,596)	(2,347)
Gain on restructuring (3)	—	—	—	1,184	—	—
Write-off of deferred loan costs (3)	—	—	—	(2,251)	—	—
Reorganization expenses (3)	—	—	—	(11,258)	(7,435)	—
Gain (loss) from sale of fixture subsidiaries (4)	—	—	—	—	(1,003)	227

Income (loss) before income taxes, minority interest, and cumulative effect of accounting change	(3,162)	8,015	1,006	(13,235)	(27,627)	(29,355)
Income taxes	2,139	1,497	489	360	946	252

Income (loss) before minority interest and cumulative effect of accounting change	(5,301)	6,518	517	(13,595)	(28,573)	(29,607)
Minority interest in income of consolidated subsidiary	(751)	(678)	(258)	(251)	(333)	(219)

Income (loss) before cumulative effect of accounting change	(6,052)	5,840	259	(13,846)	(28,906)	(29,826)
Cumulative effect of accounting change (5)	—	—	—	—	—	(71,171)

Net income (loss)	$(6,052)	$5,840	$259	$(13,846)	$(28,906)	$(100,997)

	Reorganized Company			Predecessor Company
	June 30,			June 30,
	2006	2005	2004	2003	2002
		(in thousands)
Balance Sheet Data:

Cash and cash equivalents	$4,290	$2,643	$4,701	$4,167	$2,874
Total assets	190,379	199,837	194,557	174,276	193,700
Total debt outstanding	128,182	132,010	131,313	134,661	139,687
Preferred stock	29,688	29,338	29,338	24,475	22,290
Common shareholders’ equity (deficit)	1,296	7,281	1,174	(22,704)	3,282

(1)	During fiscal 2006, the Company announced a restructuring of its Venture Lighting operations. This restructuring involves a transfer of production to the Company’s facility in Chennai, India and into a new distribution facility. The Company has recorded special charges related to the restructuring in fiscal 2006 of $9,858. This amount includes a write-down of building and equipment, severance pay as a result of the reduction in force, and costs to move into the new distribution facility. In fiscal 2001 and 2002 the Company’s subsidiary Deposition Sciences, Inc. (“DSI”) made significant investments in building telecommunication product manufacturing equipment and related facilities to apply its thin-film coating technology to telecom products. With the decline in the global telecommunication business and uncertainty regarding the recovery of the telecom market, the Company recognized a $10,433 charge in fiscal 2003 related to the abandonment of certain long-lived assets and write down of certain assets held for sale to fair value. The Company also recorded a charge of $1,150 in fiscal 2003 for an impairment related to a non-refundable option to purchase for $11,500 the building currently leased by DSI that was not likely to be exercised before its original expiration in March 2004. Additionally, as a result of the delisting of the Company’s common shares from the Nasdaq National Market, the Company recorded an asset impairment charge of $1,163 for the write-off of deferred costs associated with its shelf offerings in fiscal 2003. The Company also recognized a $411 charge in fiscal 2003 related to the abandonment of lamp manufacturing equipment. Fiscal 2002 results include special charges related to the consolidation of the Company’s power supply manufacturing operations into its high-efficiency facility in Chennai (Madras), India, reduction of staffing levels at most locations, and evaluation of equipment and investments in light of its long-term strategies. The amounts are classified in the fiscal 2002 statement of operations as: cost of sales — $688 and, special charges — $10,561.

(2)	After completion of the Final Plan of Reorganization, the Company retained an interest in Fiberstars, Inc., a marketer and distributor of fiber optic lighting products, consisting of two warrants with an exercise price of $.01 per share that included the right to acquire, upon meeting certain vesting provisions, an aggregate of 407,000 shares of Fiberstars common stock.

Due to the vesting provisions associated with sales volume requirements, the warrants were accounted for as cost investments and not marked to market as derivative financial instruments pursuant to the requirements of Statement of Financial Accounting Standards (“FAS”) No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. Upon satisfying the sales volume requirements the warrants are accounted for as derivative financial instruments and marked to market in accordance with FAS No. 133 requirements. In June 2005, one of the warrants became fully exercisable, and the Company purchased 175,750 shares. These shares were marked to fair value at June 30, 2005 based upon the closing share price of $9.91 or a total value of approximately $1,740. The remaining unvested warrant was accounted for as a derivative on June 30, 2005 and valued based upon appraisal at $5.87 per share or approximately $1,357. The total gain recognized with regard to recording the Company’s investment at fair value at June 30, 2005 was $2,450.

The final vesting provision for the 231,250 share warrant of maintaining an average closing stock price for Fiberstars common stock of $12.00 per share for a period of thirty consecutive days was met on July 27, 2005, and the Company purchased the shares. The warrant was accounted for as a derivative financial instrument pursuant to the requirements of FAS No. 133, and was valued based upon the closing market price of Fiberstars common stock on July 27, 2005, of $13.94 per share, or approximately $3,200. The total gain recognized with regard to recording the Company’s investment at fair value was $1,864.

In November 2005, the Company sold its investment in Fiberstars common stock for $3,154, resulting in a realized loss of $1,808 in the second quarter of fiscal 2006. Altogether, the Company recognized gains related to the Company’s investment in Fiberstars common stock of $2,450 in fiscal 2005 and $56 in fiscal 2006.

Income from investments in fiscal 2005 also includes a gain on the sale of an investment of $320. The remainder of the income from investments for fiscal 2006 of $543, fiscal 2005 of $464 and for the last six months of fiscal 2004 of $98 represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications. In fiscal 2003, the Income (loss) from investments includes a charge of $703 related to impairment of its investment in a foreign joint venture involved in the manufacturing of metal halide lamps. In fiscal 2002, the loss from investments includes a loss from the sale of a preferred stock investment in Venture Lighting Japan of $2,007. The remainder of the income or loss for the six months ended December 31, 2003, fiscal 2003, fiscal 2002 and fiscal 2001 represents the equity income or loss from the Company’s investment in Fiberstars, Inc. a marketer and distributor of fiber optic lighting products.

(3)	In the six months ended December 31, 2003, the Company recorded several items related to the Company’s reorganization and emergence from bankruptcy. The gain on restructuring of $1,184 includes a net increase in the receivable from officer of $1,169 related to the settlement related to the officer loan approved by the bankruptcy court, as well as the impact of the implementation of the court-approved plan and a settlement with General Electric related to amounts owed to and receivable from GE. The write-off of deferred loan costs of $2,251 is related to the accounting for the cancellation of the $100,000 8% Senior Notes in accordance with Emerging Issues Task Force No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Reorganization expenses of $11,258 represent the cost of consultants, investment bankers, and attorneys related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy. Reorganization expenses of $7,435 were also incurred in fiscal 2003.

(4)	The loss from sale of fixtures subsidiaries of $1,003 in fiscal 2003 relates to a settlement, approved by the Bankruptcy Court, pursuant to which the Company and Ruud Lighting, Inc. and its shareholders settled a dispute related to the sale of the fixture subsidiaries. The gain from sale of fixtures subsidiaries of $227 in fiscal 2002 related to the sale of fixtures subsidiaries.

(5)	In fiscal 2002, the Company recorded $71,171 as a cumulative effect of accounting change relating to the impairment of goodwill and other indefinite lived intangible assets in accordance with the Financial Accounting Standards Board Statement of Accounting Standards (FAS) No. 142, Goodwill and Intangible Assets. FAS No. 142 provides authoritative guidance on accounting for and financial reporting of goodwill and intangible assets acquired in business combinations. FAS No. 142 requires that these assets be tested for impairment, and as a result, the Company recorded $71,171 as a cumulative effect of accounting change as of July 1, 2001.

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
The Company restructured its manufacturing operations in Solon, Ohio during the fourth quarter of fiscal 2006. The Company has increased production of its lamps at its plant in Chennai, India and moved into a new distribution facility. These actions are important steps in the continued alignment of the supply chain to customers and to the Company’s manufacturing base to better meet their needs worldwide. The restructuring will allow the Company to meet competition worldwide, grow, and make new investments in product design and performance. The Company also agreed to sell its magnetic power supply manufacturing operations in India in order to increase its focus on development in the new electronic power supply area.
Results of Operations
Year Ended June 30, 2006 Compared to Year Ended June 30, 2005
The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. Fiscal 2006 consisted of 52 weeks as compared to the fiscal 2005 that consisted of 53 weeks. In spite of one fewer week in fiscal 2006, sales increased by 4%.

The following table sets forth, as a percentage of net sales, certain items in the Company’s Consolidated Statements of Operations for the years ended June 30, 2006 and 2005:

	Year Ended		Year Ended
	June 30, 2006		June 30, 2005
Net sales	$163,856	100.0%	$157,770	100.0%

Costs and expenses:
Cost of sales	96,391	58.8	93,576	59.3
Marketing and selling	27,440	16.7	25,800	16.4
Research and development	6,278	3.8	6,069	3.8
General and administrative	12,416	7.6	13,072	8.3
Amortization of intangible assets	1,078	0.7	1,028	0.7
Special charges and asset impairment	9,858	6.0	—	—

Income from operations	10,395	6.3	18,225	11.6

Other income (expense):
Interest expense	(14,488)	(8.8)	(13,864)	(8.8)
Interest income	332	0.2	420	0.3
Income from investments	599	0.4	3,234	2.0

Income (loss) before income taxes and minority interest	(3,162)	(1.9)	8,015	5.1
Income taxes	2,139	1.3	1,497	1.0

Income (loss) before minority interest	(5,301)	(3.2)	6,518	4.1
Minority interest in income of consolidated subsidiary	(751)	(0.5)	(678)	(0.4)

Net income (loss)	$(6,052)	(3.7)	$5,840	3.7

Factors that have affected the results of operations for fiscal 2006 as compared to fiscal 2005 are discussed below.
Net Sales. Net sales increased 3.9% to $163,856 in fiscal 2006 from $157,770 in fiscal 2005. Metal halide product sales increased 6.0% to $132,486 in fiscal 2006 as compared with $124,648 in fiscal 2005. This increase in metal halide product sales is primarily the result of an increase in lamp, fixture, and power supply sales. Non-metal halide lighting product sales increased 5.0% due primarily to an increase in non-metal halide power supply sales.
Total lighting product sales inside the U.S. increased 12.0% in fiscal 2006, in spite of the one fewer week in fiscal 2006, due to increases in sales of power supplies and materials. Total lighting product sales outside the U.S. also increased 6.0% as compared to the year ago period in spite of one fewer week and due to increases in sales of lamps and fixtures.

Pricing in the metal halide lighting business is competitive, and prices for the Company’s products have remained flat or declined slightly. The introduction of new products has helped to stabilize the Company’s product pricing.
Cost of Sales. Cost of sales increased 3.0% to $96,391 in fiscal 2006 from $93,576 in fiscal 2005. As a percentage of net sales, cost of sales was 58.8% for fiscal 2006 compared with 59.3% for fiscal 2005. Cost of sales expense was positively impacted by the transfer of lamp and power supply production to India and improvements in cost management. Cost of sales was negatively impacted by the higher cost of raw materials used in the production of magnetic power supplies.
Marketing and Selling Expenses. Marketing and selling expenses increased 6.4% to $27,440 in fiscal 2006 from $25,800 in fiscal 2005. As a percentage of net sales, marketing and selling expenses increased to 16.7% in fiscal 2006 from 16.4% in fiscal 2005. This increase in marketing and selling expenses as a percentage of sales was primarily due to increases in compensation and other costs related to the Company’s marketing efforts.
Research and Development Expenses. Research and development expenses increased to $6,278 in fiscal 2006 as compared to $6,069 in fiscal 2005. Research and development expenses relate to: (i) expansion of the product line and continued improvement in lamp technology including the line of Uni-Form® pulse start lamps; (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.
General and Administrative Expenses. General and administrative expenses decreased to $12,416 in fiscal 2006 as compared to $13,072 in fiscal 2005. As a percentage of net sales, general and administrative expenses decreased to 7.6% in fiscal 2006 from 8.3% in fiscal 2005. This decrease in general and administrative expenses as a percentage of sales was primarily due to decreases in compensation expense.
Amortization of Intangible Assets. Amortization expense of $1,078 in fiscal 2006 was comparable to amortization expense of $1,028 in fiscal 2005.
Special Charges and Asset Impairment. The Company recognized a charge of $9,858 in fiscal 2006. The charge was a result of the Company’s restructuring plan announced in April 2006. The charge relates to the abandonment of certain long-lived assets; the write down of the Solon, Ohio facility to estimated fair value; severance pay due to a reduction in force; moving costs related to the relocation to a new distribution facility and the write-down to fair market value of the assets of the Company’s power supply operation in India which the Company has recently agreed to sell.
Income from Operations. As a result of the items noted above, the Company realized income from operations in fiscal 2006 of $10,395 as compared to $18,225 in the year ago period.

Interest Expense. Interest expense in fiscal 2006 of $14,488 was slightly higher than interest expense of $13,864 in fiscal 2005. Approximately half of this increase was due to a slightly higher average debt outstanding during fiscal 2006 as compared with fiscal 2005, while the other half was due to higher interest rates on the Company’s Bank Credit Facility resulting from the changes in market rates over the past year.
Income from Investments. After completion of the Final Plan of Reorganization, the Company retained an interest in Fiberstars, Inc. consisting of two warrants with an exercise price of $.01 per share that included the right to acquire, upon meeting certain vesting provisions, an aggregate of 407,000 shares of Fiberstars common stock. Shares totaling 105,797 could be acquired upon cancellation of the warrants. Obtaining the additional shares required meeting certain vesting criteria that included Fiberstars achieving sales volumes of specific product and maintaining certain levels of an average closing stock price for a period of thirty consecutive days.
Due to the vesting provisions associated with sales volume requirements, the warrants were accounted for as cost investments and not marked to market as derivative financial instruments pursuant to the requirements of Statement of Financial Accounting Standards (“FAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon satisfying the sales volume requirements the warrants were accounted for as derivative financial instruments and marked to market in accordance with FAS No. 133. In June 2005, one of the warrants became fully exercisable, and the Company purchased 175,750 shares. These shares were marked to fair value at June 30, 2005 based upon the closing share price of $9.91 or a total value of approximately $1,740. The remaining unvested warrant was accounted for as a derivative on June 30, 2005 and valued based upon appraisal at $5.87 per share or approximately $1,357. The total gain recognized in fiscal 2005 with regard to recording the Company’s investment at fair value at June 30, 2005 was $2,450.
The final vesting provision for the 231,250 share warrant of maintaining an average closing stock price for Fiberstars common stock of $12.00 per share for a period of thirty consecutive days was met on July 27, 2005, and the Company purchased the shares. The warrant was accounted for as a derivative financial instrument pursuant to the requirements of FAS No. 133, and was valued based upon the closing market price of Fiberstars common stock on July 27, 2005, of $13.94 per share, or approximately $3,200. The total gain recognized in fiscal 2006 with regard to recording the Company’s investment at fair value was $1,864.
In November 2005, the Company sold its investment in Fiberstars common stock for $3,154, resulting in a realized loss of $1,808 in the second quarter of fiscal 2006. Altogether, the Company recognized gains related to the Company’s investment in Fiberstars common stock of $2,450 in fiscal 2005 and $56 in fiscal 2006.
Fiscal 2005 also includes a gain on the sale of an investment of $320. The remaining income from investments of $543 in fiscal 2006 and $464 in fiscal 2005 represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications.
Income Tax Expense. Income tax expense was $2,139 for the fiscal 2006 as compared to $1,497 for fiscal 2005. The income tax expense in both years related to certain of the Company’s foreign operations.

Year Ended June 30, 2005 compared to Year Ended June 30, 2004
On December 10, 2003, Advanced Lighting Technologies, Inc. and six of its United States subsidiaries, (collectively, the “Debtors”), completed their previously announced financial restructuring when their Fourth Amended Chapter 11 Plan of Reorganization (the “Final Plan”) under the U.S. Bankruptcy Code (the “Bankruptcy Code”) became effective and was substantially consummated. ADLT’s non-U.S. operating subsidiaries and Deposition Sciences, Inc., a U.S. subsidiary, were not a part of the proceedings under the Bankruptcy Code. For financial reporting purposes, the Company used an effective date of December 31, 2003. The results of operations for the period from December 10, 2003 to December 31, 2003 were not material.
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
The primary impact of fresh start reporting on operating income was that it caused a decline in depreciation expense due to the asset write-downs recorded in conjunction with fresh start reporting and an increase in amortization expense due to the fresh start adjustment of identifiable intangible assets. Depreciation expense totaled $4,846 for fiscal 2005 and $5,548 for fiscal 2004. Amortization expense was $1,028 for fiscal 2005 and $651 for fiscal 2004. Also, cost of sales in the third quarter of fiscal 2004 included an additional amount of $1,500 above the Company’s normal manufacturing cost. In accordance with “fresh-start” accounting principles, inventory as of December 31, 2003, was recorded at fair value, which amount approximated $1,500 above manufacturing cost in the Company’s condensed consolidated balance sheet as of December 31, 2003.

The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. Fiscal 2005 consisted of 53 weeks as compared to fiscal 2004 that consisted of 52 weeks. As a result, an increase of approximately 2% in sales and costs and expenses resulted from the additional week in fiscal 2005 compared to fiscal 2004.
The following table sets forth, as a percentage of net sales, certain items in the Company’s Consolidated Statements of Operations for the years ended June 30, 2005 and 2004:

	Reorganized Company		Pro Forma Results
	Year Ended		Year Ended
	June 30, 2005		June 30, 2004
Net sales	$157,770	100.0%	$144,585	100.0%

Costs and expenses:
Cost of sales	93,576	59.3	86,591	59.9
Marketing and selling	25,800	16.4	23,732	16.4
Research and development	6,069	3.8	5,934	4.1
General and administrative	13,072	8.3	13,790	9.5
Amortization of intangible assets	1,028	0.6	651	0.5

Income from operations	18,225	11.6	13,887	9.6

Other income (expense):
Interest expense	(13,864)	(8.8)	(14,311)	(9.9)
Interest income	420	.3	419	.3
Income from investments	3,234	2.0	101
Gain on restructuring	—	—	1,184	.8
Write-off deferred loan costs	—	—	(2,251)	(1.5)
Reorganization expenses	—	—	(11,258)	(8.5)

Income (loss) before income taxes and minority interest	(8,015)	5.1	(12,229)
Income taxes	1,497	1.0	849	.5

Income (loss) before minority interest	6,518	4.1	(13,078)	(9.0)
Minority interest in income of consolidated subsidiary	(678)	(.4)	(509)	(.4)

Net income (loss)	5,840	3.7	(13,587)	(9.4)

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
Interest Expense. Interest expense was $13,864 for fiscal 2005, $6,852 for the six months ended June 30, 2004, and $7,459 for the six months ended December 31, 2003. Interest expense increased from fiscal 2004 to fiscal 2005 due to the increase in the interest rate on the Company’s New Senior Notes to 11% from 8% for the Old Senior Notes that took effect on January 1, 2004. Interest expense for the six months ended December 31, 2003 included deferred loan and bond cost amortization of $1,050 related to the Company’s Debtor-in-Possession Facility and Old Senior Notes.
Interest Income. Interest income was $420 for fiscal 2005, $231 for the six months ended June 30, 2004, and $188 for the six months ended December 31, 2003. Interest income during this two-year period related primarily to interest income on the notes due from Ruud Lighting, Inc. and its shareholders. Additionally, interest income also included $165 for fiscal 2005 and $84 for the six months ended June 30, 2004 of interest recognized on the loan receivable from officer.

Income from Investments. The income from investments for fiscal 2005 is described above. The income from investments for the last six months of fiscal 2004 of $98 represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications. The income from investments of $3 for the six months ended December 31, 2003 represents the equity income from the Company’s investment in Fiberstars, Inc. a marketer and distributor of fiber optic lighting products. The Final Plan provided that the holders of the Predecessor Company’s Common Stock (other than Saratoga and the Predecessor Company’s CEO) receive the benefit of certain equity investments held by the Predecessor in Fiberstars. As a result, no further equity income or loss related to this investment was recorded subsequent to December 31, 2003.
Gain on Restructuring. The gain on restructuring in the six months ended December 31, 2003 includes a net increase in the receivable from officer of $1,169 related to the settlement approved by the bankruptcy court. The gain on restructuring also includes the impact of the implementation of the Plan approved by the court and a settlement with GE related to amounts owed to and receivable from GE.
Write-off of Deferred Loan Costs. The write-off of deferred loan costs of $2,251 in the six months ended December 31, 2003 represents the write-off of deferred loan costs related to the $100,000 8% Senior Notes in accordance with Emerging Issues Task Force Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.
Reorganization Expenses. Reorganization expenses totaling $11,258 for the six months ended December 31, 2003 represents the cost of consultants, investment bankers and attorneys related to the Company’s efforts to reorganize under Chapter 11 Bankruptcy.
Income Tax Expense. Income tax expense was $1,497 for fiscal 2005, $489 for the six months ended June 30, 2004, and $360 for the six months ended December 31, 2003. The income tax expense in all periods related to certain of the Company’s foreign operations.
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
The Bank Credit Facility is a $30,000 facility that consists of a term loan that requires monthly principal payments of $183 ($9,350 outstanding at June 30, 2006) with a revolving credit loan, subject to availability, making up the remainder of the facility. Total availability was approximately $16,253 and the amount outstanding under the revolving credit loan was $4,306 at June 30, 2006. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (8.27% at June 30, 2006). Interest rates on the term loan are based on Libor plus 3.25% or Prime plus 1.25% (8.65% at June 30, 2006). The final maturity of the revolving credit facility and the term loan is December 10, 2008.
The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Minimum Adjusted EBITDA and Capital Expenditures. At June 30, 2006, the Company was in compliance with the terms of the Bank Credit Facility. The principal security for the Bank Credit Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom as well as the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.
Cash increased $1,647 during fiscal 2006. Cash used in operating activities totaled $3,080, cash provided by investing activities totaled $8,152, and cash used in financing activities totaled $3,425.
Net Cash Used in Operating Activities. Net cash used in operating activities totaled $3,080 for fiscal 2006. This reflects the $12,584 payment of both semi-annual interest payments related to the Company’s Senior Notes due March 31 and September 30. It also reflects an increase of accounts receivable of $7,016 due to increasing sales and changes in sales channels and markets, as well as an increase in inventory of $1,845 principally due to the longer supply chain which results from the continuing shift of production to India.
Net Cash Provided by Investing Activities. In fiscal 2006, net cash provided by investing activities totaled $8,152 including the proceeds from the sale of fixed assets of $6,543, distributions from investments in affiliates of $224, proceeds from the sale of the Company’s investment in Fiberstars common stock of $3,154, and proceeds from a sale-leaseback of $3,841, net of $5,610 of capital expenditures for plant and equipment, the majority of which relates to machinery and equipment. The Company’s capital expenditure program is expected to approximate $8,000 in fiscal 2007. Future capital expenditures beyond this level will be discretionary, as the Company presently has sufficient operating capacities to support several years of sales growth at its historical rates.
Net Cash Used in Financing Activities. In fiscal 2006, net cash used in financing activities was $3,425 resulting from payments on the Company’s revolving credit loan of $5,471, an increase in the principal amount of the term loan by $3,850 resulting from the amendment of the Bank Credit Facility, stock purchases by management of $53, and the issuance of preferred stock of $350, net of $2,207 of scheduled payments of long-term debt.
The interest-bearing obligations of the Company totaled $128,182 as of June 30, 2006, and consisted of: $13,656 outstanding under the Bank Credit Facility; $114,400 of 11% Senior Notes; and mortgages of $126.
Schedule of Certain Contractual Obligations
The following table details the Company’s projected payments for its significant contractual obligations as of June 30, 2006. The table is based upon available information and certain assumptions the Company believes are reasonable.

	Payments Due by Period
		Less than	Years	Years	After
	Total	1 Year	2 and 3	4 and 5	5 Years
Long Term Debt	$128,182	$6,513	$121,566	$18	$85
Operating Leases	24,404	3,063	5,469	4,684	11,188
Interest on Debt	36,104	13,280	22,692	122	10

Total Contractual Obligations	$188,690	$22,856	$149,727	$4,824	$11,283

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

							Fair Value
	June 30,						June 30,
(dollars in millions)	2007	2008	2009	2010	2011	Total	2006
Liabilities
Long-term Debt, including Current Portion
Fixed Rate	—	—	$114.4	—	—	$114.4	$114.4
Average Interest Rate	11.0%	11.0%	11.0%	—	—

Variable Rate	$6.5	$2.2	$4.9	$0.1	$0.1	$13.8	$13.8
Average Interest Rate	8.5%	8.6%	8.6%	7.4%	7.4%
Liabilities at June 30, 2005, included $118,658 of fixed-rate debt and $13,352 of variable-rate debt. Interest rates on the fixed-rate debt to maturity ranged from 2.9% to 11.0%, while interest rates on the variable-rate debt to maturity ranged from 6.4% to 12.5% as of June 30, 2005.
Foreign Currency Exchange Risk. The Company is exposed to foreign exchange rate differences and in March 2004 the Company resumed its use of derivatives to minimize the effects of these exposures on certain receivable and payable balances.
Approximately 33% of the Company’s net sales in fiscal 2006 were denominated in currencies other than U.S. dollars, principally pound sterling, Euro, Canadian dollar, Japanese yen and Australian dollar. The majority of these products’ costs are incurred in U.S. dollars. Therefore, the Company is exposed to currency movements in that if the U.S. dollar strengthens, the translated value of the foreign currency and the resulting margin will be reduced. The Company does not change the price of its products for short-term exchange rate movements. Presently, the Company does not hedge this exposure.
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
Valuation of Accounts and Notes Receivable
Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $35,857, net of an allowance of $742 as of June 30, 2006.
The Company has notes receivable plus accrued interest from the Ruud Lighting, Inc. shareholders in the aggregate amount of $2,231. These notes are due June 1, 2009, but rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Company will be credited toward prepayment of the principal and interest on the notes. The Company believes the total receivable amount will be realized in accordance with the terms of the notes.
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
Deferred Tax Assets and Valuation Allowance
The Company had approximately $15,169 of net deferred tax assets related principally to certain unused tax credits and loss carryforwards as of June 30, 2006. The realization of these assets is dependent upon the Company generating future taxable income. Due to the Company’s historical results it is uncertain as to when it will realize taxable income that will allow it to utilize its tax credits and loss carryforwards and, accordingly, has recorded a valuation allowance of $15,510. Additionally, on August 15, 2003, Saratoga purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which will limit the annual net operating loss and tax credit carryforwards the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code that arose prior to the emergence from bankruptcy. This limitation was effective beginning with the fiscal year ended June 30, 2004. The Company has net operating losses which, in accordance with the principles of fresh start accounting, were not recorded. These net operating losses are available to be utilized, and, to the extent the net operating losses are utilized, goodwill will be reduced accordingly for the benefit received ($1,801 in fiscal 2006 and $560 in fiscal 2005). Management will continue to evaluate the realization of these deferred tax assets that are subject to the Company’s future operations. The Company’s future operations will be influenced by the general business environment, which is difficult to predict and beyond the control of the Company.
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
YEAR ENDED JUNE 30, 2006
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
The Company has an audit committee composed of three Directors (with one current vacancy) who are not members of management. The committee meets regularly with management and the independent auditors in connection with its review of matters relating to the Company’s financial statements, the Company’s system of internal accounting controls and the services of the independent auditors. The committee also meets with the independent auditors, without management present, to discuss appropriate matters. The committee also recommends to the Directors the appointment of the independent auditors.
September 27, 2006

s/ Wayne R. Hellman	/s/ Wayne J. Vespoli

Wayne R. Hellman	Wayne J. Vespoli
Chief Executive Officer	Chief Financial Officer

LIST OF FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES
Form 10-K—Item 14(a)(1) and (2), (c) and (d)
ADVANCED LIGHTING TECHNOLOGIES, INC.
The following consolidated financial statements of Advanced Lighting Technologies, Inc. are included in Item 8:

Page
Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets:
Reorganized Company as of June 30, 2006 and 2005	F-3
Consolidated Statements of Operations:
Reorganized Company for the Years Ended June 30, 2006 and June 30, 2005, and for the Six Months Ended June 30, 2004	F-5
Predecessor Company for the Six Months Ended December 31, 2003	F-5
Consolidated Statements of Shareholders’ Equity:
Reorganized Company for the Years Ended June 30, 2006 and June 30, 2005, and for the Six Months Ended June 30, 2004	F-6
Predecessor Company for the Six Months Ended December 31, 2003	F-6
Consolidated Statements of Cash Flows:
Reorganized Company for the Years Ended June 30, 2006 and June 30, 2005, and for the Six Months Ended June 30, 2004	F-7
Predecessor Company for the Six Months Ended December 31, 2003	F-7
Notes to Consolidated Financial Statements	F-8

Financial Statement Schedules:
     None
All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Advanced Lighting Technologies, Inc.
We have audited the accompanying consolidated balance sheets of Advanced Lighting Technologies, Inc. and Subsidiaries (the Reorganized Company) as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended June 30, 2006 and 2005 and for the six months ended June 30, 2004. We have also audited the consolidated statements of operations, shareholders’ equity and cash flows of Advanced Lighting Technologies, Inc. (the Predecessor Company) for the six months ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Lighting Technologies, Inc. and Subsidiaries (the Reorganized Company) as of June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended June 30, 2006 and 2005 and the six months ended June 30, 2004 and the consolidated results of the operations and cash flows of Advanced Lighting Technologies, Inc. (the Predecessor Company) for the six months ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Grant Thornton
Cleveland, Ohio.
September 20, 2006

Advanced Lighting Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	June 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$4,290	$2,643
Trade receivables, less allowances of $742 and $687	35,857	29,069
Inventories:
Finished goods	23,977	20,849
Raw materials and work-in-process	11,825	13,108

	35,802	33,957
Prepaid expenses	2,097	1,421

Total current assets	78,046	67,090

Property, plant and equipment:
Land and buildings	10,341	20,466
Machinery and equipment	26,930	31,260
Furniture and fixtures	3,017	2,592

	40,288	54,318
Less accumulated depreciation	7,729	6,808

	32,559	47,510

Receivables from related parties	1,829	2,983
Investments	2,168	4,946
Other assets	3,604	2,980
Intangible assets	23,623	24,327
Goodwill	48,550	50,001

	$190,379	$199,837

See Notes to Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	June 30,
	2006	2005
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$6,513	$11,984
Accounts payable	6,964	11,471
Payables to related parties	862	310
Employee-related liabilities	6,705	7,568
Accrued income and other taxes	667	793
Other accrued expenses	9,315	8,085

Total current liabilities	31,026	40,211

Long-term debt	121,669	120,026
Deferred tax liabilities	341	826
Deferred lease credits	3,453	—

Total liabilities	156,489	161,063

Minority interest	2,906	2,155
Preferred stock, Series A and B	29,688	29,338

Common shareholders’ equity
Common stock, $.001 par value per share, 80,000 shares authorized; 1 share issued and outstanding	1	1
Paid-in-capital	1,183	1,130
Accumulated other comprehensive income	65	51
Retained earnings	47	6,099

	1,296	7,281

	$190,379	$199,837

See Notes to Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Consolidated Statements of Operations
(in thousands, except per share dollar amounts)

				Predecessor
	Reorganized Company			Company
	Year	Year	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	December 31,
	2006	2005	2004	2003
Net sales	$163,856	$157,770	$74,075	$70,510

Costs and expenses:
Cost of sales	96,391	93,576	43,230	43,361
Marketing and selling	27,440	25,800	11,766	11,966
Research and development	6,278	6,069	2,839	3,095
General and administrative	12,416	13,072	8,237	5,553
Amortization of intangible assets	1,078	1,028	474	177
Special charges and asset impairment	9,858		—	—

Income from operations	10,395	18,225	7,529	6,358

Other income (expense):
Interest expense	(14,488)	(13,864)	(6,852)	(7,459)
Interest income	332	420	231	188
Income from investments	599	3,234	98	3
Gain on restructuring	—	—	—	1,184
Write-off of deferred loan costs	—	—	—	(2,251)
Reorganization expenses	—	—	—	(11,258)

Income (loss) before income taxes and minority interest	(3,162)	8,015	1,006	(13,235)
Income taxes	2,139	1,497	489	360

Income (loss) before minority interest	(5,301)	6,518	517	(13,595)
Minority interest in income of consolidated subsidiary	(751)	(678)	(258)	(251)

Net income (loss)	$(6,052)	$5,840	$259	$(13,846)

See Notes to Consolidated Financial Statements, including Emergence from
Bankruptcy describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
For the Three Years Ended June 30, 2006
(dollars in thousands)

						Loan and
					Accumulated	Interest
					Other	Receivable	Retained	Common
	Preferred	Common Stock		Paid-In	Comprehensive	From	Earnings	Shareholders’
	Stock	Shares	Par Value	Capital	Income (Loss)	Officer	(Deficit)	Equity	Total
Balance at June 30, 2003	$24,475	23,807	$24	$212,724	$(640)	$(4,344)	$(230,468)	$(22,704)	$(1,771)

Net loss - predecessor company	—	—	—	—	—	—	(13,846)	(13,846)	(13,846)
Foreign currency translation adjustment	—	—	—	—	1,359	—	—	1,359	1,359

Comprehensive loss								(12,487)	(12,487)
Effect of reorganization and fresh start reporting:
Reclassification to related party receivables	—	—	—	—	—	4,344	—	4,344	4,344
Extinguishment of old stock	(24,475)	(23,807)	(24)	(212,724)	(719)	—	244,314	30,847	6,372
Issuance of new stock	29,000	1	1	999	—	—	—	1,000	30,000

Balance at December 31, 2003	29,000	1	1	999	—	—	—	1,000	30,000

Net income - reorganized company	—	—	—	—	—	—	259	259	259
Foreign currency translation adjustment	—	—	—	—	(216)	—	—	(216)	(216)

Comprehensive income								43	43
Stock purchases by management / director	338		—	131	—	—	—	131	469

Balance at June 30, 2004	29,338	1	1	1,130	(216)	—	259	1,174	30,512

Net income - reorganized company	—	—	—	—	—	—	5,840	5,840	5,840
Foreign currency translation adjustment	—	—	—	—	267	—	—	267	267

Comprehensive income								6,107	6,107

Balance at June 30, 2005	29,338	1	1	1,130	51	—	6,099	7,281	36,619

Net income - reorganized company	—	—	—	—	—	—	(6,052)	(6,052)	(6,052)
Foreign currency translation adjustment	—	—	—	—	14	—	—	14	14

Comprehensive income								(6,038)	(6,038)
Stock purchases by management / director				53				53	53
Preferred stock issuance	$350							—	350

Balance at June 30, 2006	$29,688	1	$1	$1,183	$65	$—	$47	$1,296	$30,984

See Notes to Consolidated Financial Statements, including Emergence from
Bankruptcy describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Consolidated Statements of Cash Flows
(in thousands)

				Predecessor
	Reorganized Company			Company
	Year	Year	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	December 31,
	2006	2005	2004	2003
Operating activities
Net income (loss)	$(6,052)	$5,840	$259	$(13,846)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,410	4,846	2,136	3,412
Amortization	1,078	1,028	474	177
Provision for doubtful accounts	228	181	180	381
Income from investments	(599)	(3,234)	(98)	(3)
Gain on restructuring	—	—	—	(1,184)
Write-off of deferred loan costs	—	—	—	2,251
Reorganization expenses in excess of (less than) cash payments for reorganization expenses	—	(1,842)	(5,049)	2,968
Old Senior note interest accrued but not paid	—	—	—	4,000
Payment of pre-petition payables	—	(371)	(4,371)	—
Special charges and asset impairment	8,998	—	—	—
Changes in operating assets and liabilities, excluding effects of acquisitions and dispositions:
Trade receivables	(7,016)	690	(985)	777
Inventories	(1,845)	(8,779)	(1,680)	380
Prepaid and other assets	931	2,359	908	859
Accounts payable and accrued expenses	(5,788)	(115)	8,030	2,549
Other	1,575	1,721	485	1,452

Net cash provided by (used in) operating activities	(3,080)	2,324	289	4,173

Investing activities
Capital expenditures	(5,610)	(5,979)	(3,018)	(1,799)
Proceeds from sale of fixed assets	6,543	—	—	—
Proceeds from sale of investments	3,154	450	—	—
Purchase of business	—	—	(827)	—
Cash distributions from investments	224	—	—	(592)
Proceeds from sale-leaseback	3,841	—	—	—

Net cash provided by (used in) investing activities	8,152	(5,529)	(3,845)	(2,391)

Financing activities
Net borrowings (payments) under credit facilties	(5,471)	5,402	—	—
Net payments under debtor-in-possession facility	—	—	—	(25,126)
Proceeds from long-term debt	3,850	—	—	11,000
Payments of long-term debt	(2,207)	(4,255)	(1,847)	(1,522)
Investment by Saratoga Lighting Holdings, LLC	—	—	—	18,000
Issuance of common and preferred stock	403	—	469	—
Officer loan repayment	—	—	—	1,334

Net cash provided by (used in) financing activities	(3,425)	1,147	(1,378)	3,686

Increase (decrease) in cash and cash equivalents	1,647	(2,058)	(4,934)	5,468
Cash and cash equivalents, beginning of year	2,643	4,701	9,635	4,167

Cash and cash equivalents, end of year	$4,290	$2,643	$4,701	$9,635

Supplemental cash flow information
Interest paid	$14,268	$13,911	$3,703	$1,200
Income taxes paid	622	975	356	159
See Notes to Consolidated Financial Statements, including Emergence from
Bankruptcy describing the Reorganized Company and Predecessor Company.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
A. Organization
Advanced Lighting Technologies, Inc. (the “Company”) is an innovation-driven designer, manufacturer and marketer of metal halide and other lighting products, which include materials, system components, systems and equipment.
B. Emergence from Bankruptcy
On December 10, 2003, Advanced Lighting Technologies, Inc. and six of its United States subsidiaries, (collectively, the “Debtors”), completed their previously announced financial restructuring when their Fourth Amended Chapter 11 Plan of Reorganization (the “Final Plan”) under the U.S. Bankruptcy Code (the “Bankruptcy Code”) became effective and was substantially consummated. ADLT’s non-U.S. operating subsidiaries and Deposition Sciences, Inc., a U.S. subsidiary, were not a part of the proceedings under the Bankruptcy Code. For financial reporting purposes, the Company used an effective date of December 31, 2003. The results of operations for the period from December 10, 2003 to December 31, 2003 were not material. References in these financial statements to “Predecessor Company” refer to the Company prior to December 31, 2003. References to “Reorganized Company” refer to the Company on and after December 31, 2003, after giving effect to the issuance of new securities in exchange for the previously outstanding securities in accordance with the Final Plan, the additional investment in the Company by Saratoga Lighting Holdings, LLC, and the implementation of fresh start and push down accounting. A black line has been drawn between the consolidated statements of operations and cash flows for the periods presented subsequent to December 31, 2003 and the six months ended December 31, 2003, to distinguish between the Reorganized Company and the Predecessor Company. The results of the periods shown for the Predecessor Company are not considered to be comparable to those of the Reorganized Company. The events that occurred during calendar 2003 relating to the Chapter 11 proceedings and the securities issued in accordance with the Final Plan are described below.
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
Plan of Reorganization—Pursuant to the terms of the Final Plan, Saratoga Lighting Holdings, LLC (“Saratoga”) received, in exchange for cancellation of its holdings of the Predecessor Company’s Series A Preferred Stock and Common Stock (purchased from General Electric Company on August 15, 2003 for $12,000), and an $18,000 cash investment, new redeemable preferred stock of the Reorganized Company, with an initial liquidation preference of $29,000, and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
B. Emergence from Bankruptcy (continued)
Company to its senior management pursuant to the 2003 Equity Incentive Plan). Under the management incentive plan, shares equal to approximately 9% of the common stock of the Reorganized Company have been issued. The Final Plan also provided management fees to an affiliate of Saratoga. The fees consist of a one-time advisory fee of $1,800 that was paid in July 2004 from excess working capital, and a quarterly management fee of $150 payable in advance, adjusted annually for inflation. The total management fees were $631 in fiscal 2006, $610 in fiscal 2005, $300 for the six months ended June 30, 2004, and $37 for the six months ended December 31, 2003.
The Final Plan provided that the holders of the Predecessor Company’s Common Stock (other than Saratoga and the Predecessor Company’s Chief Executive Officer) receive the benefit of certain equity investments held by the Predecessor Company in Fiberstars, Inc. and Hexagram, Inc., as well as a possible future payment, based on 3% of amounts received by Saratoga after providing Saratoga with a return of capital plus an agreed rate of return, as more fully described in the Final Plan. As the result of an agreement with the liquidating trustee, this possible future payment obligation was satisfied in 2006. Options and warrants to purchase Predecessor Company Common Stock which were not exercised prior to the Effective Date were cancelled.
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
As described in the Disclosure Statement relating to the Final Plan, the Company has established a bonus plan for certain executive officers. Pursuant to the bonus plan, these officers are entitled to bonuses based on the achievement of business objectives for the Company or its subsidiaries. The aggregate amount of these bonuses for fiscal 2006, fiscal 2005 and the six months ended June 30, 2004 was $819, $942 and $868, respectively.
Reorganization, Fresh Start and Push Down Adjustments - The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and adoption of fresh start reporting in

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
B. Emergence from Bankruptcy (continued)
accordance with Statement of Position (“SOP”) No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The consolidated financial statements reflect reorganization adjustments recorded as of December 31, 2003 for the discharge of debt and adoption offresh start reporting. The reorganization value of the assets of the consolidated group, which served as the basis for the Final Plan approved by the Bankruptcy Court, is $170,000 prior to the investment by Saratoga. This amount was used to determine the value allocated to the assets and liabilities of the Reorganized Company in proportion to their relative fair values in conformity with Statement of Financial Accounting Standards (“FAS”) No. 141, Business Combinations.
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

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
B. Emergence from Bankruptcy (continued)
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

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
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
Reporting Periods
The Company’s subsidiaries have fiscal years that end on the Sunday closest to June 30 and fiscal quarters that end on the Sunday closest to the respective calendar quarter end. As a result, fiscal 2005 consisted of 53 weeks as compared with fiscal 2006 and 2004 that included 52 weeks.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risks consist primarily of temporary cash and cash equivalents, short-term investments and trade receivables. The Company and its subsidiaries maintain cash balances at several financial institutions located in foreign countries which totaled $2,251 at June 30, 2006. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Any investment of cash by the Company is primarily in high quality institutional money-market portfolios and high quality securities.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
C. Significant Accounting Policies (continued)
The Company provides credit in the normal course of business, primarily to major manufacturers and distributors in the lighting industry and, generally, collateral or other security is not required. The Company conducts ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations. Accounts written off, net of recoveries totaled $173 in fiscal 2006, $200 in fiscal 2005, $201 for the six months ended June 30, 2004, and $633 for the six months ended December 31, 2003. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company’s worldwide customer base.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. The cost of self-constructed assets includes related materials, labor, overhead and interest. At June 30, 2006 and 2005, self-constructed assets in progress, classified as machinery and equipment, were $4,696 and $2,785 respectively. Repair and maintenance costs are expensed as incurred.
Depreciation is computed for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets, both those owned and under capital lease, as follows: buildings, 30 to 40 years; machinery and equipment, 5 to 15 years; furniture and fixtures, 5 to 10 years; and, leasehold improvements, the lease periods.
Deferred Financing Costs
The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt, which approximates the effective interest method. Financing costs of $351 related to the Bank Credit Facility have been capitalized and are included in the caption “Other assets” at June 30, 2006.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
C. Significant Accounting Policies (continued)
Intangible Assets and Goodwill
Intangible assets are amortized using the straight-line method and consisted of the following:

		June 30, 2006
	Estimated	Carrying	Accumulated	Carrying
Intangible Asset Category	Lives	Amount - Gross	Amortization	Amount - Net
Patented Technology and Trade Secrets	8 - 15 Years	$7,032	$(1,190)	$5,842
Customer Contracts and Relationships	10 - 20 Years	10,525	(1,379)	9,146
Tradenames and Trademarks	Indefinite	8,635	—	8,635

		$26,192	$(2,569)	$23,623

Amortization expense for each of the next five fiscal years is estimated to be $1,070 per year.
In accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and trademarks and tradenames are not amortized. Rather, the Company evaluates these assets for impairment at least annually and whenever there is an impairment indicator using the fair value guidelines of FAS No. 142.
Revenue Recognition
The Company follows the provisions of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which codifies the requirements for recognizing revenue. Revenues from the sale of metal halide materials, system components (lamps, power supplies, system controls) and systems are recognized when products are shipped and revenues on production equipment and other contracts are recognized using the percentage of completion method.
Advertising Expense
External costs incurred in providing media advertising and promoting products are expensed the first time the advertising or promotion takes place.
Research and Development
Research and development costs, primarily the development of new products and modifications of existing products, are charged to expense as incurred.
Shipping and Handling Fees and Costs
The Company classifies all amounts billed to a customer in a sales transaction related to shipping and handling as revenue. The Company records shipping and handling costs as “Marketing and Selling” costs, and these amounts totaled $4,176 in fiscal 2006, $3,691 in fiscal 2005, $1,833 for the six months ended June 30, 2004, and $1,543 for the six months ended December 31, 2003.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
C. Significant Accounting Policies (continued)
Income from Investments
Income from investments includes the Company’s share of equity earnings of its 40% investment in Aldrich-AAPL LLC. Income for fiscal 2006 from this investment was $543. Carrying value of its investment approximates $1,961 and remaining investments on the cost method approximate $207.
Derivative Financial Instruments and Sale of Investment
The Company follows FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 requires the Company to recognize all derivatives on the balance sheet date at fair value. Any gains or losses from changes in fair value of derivative instruments designated as hedges and having a high correlation with the underlying exposures are deferred.
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
Due to the vesting provisions associated with sales volume requirements, the warrants were accounted for as cost investments and not marked to market as derivative financial instruments pursuant to FAS No. 133 requirements. Upon satisfying the sales volume requirements the warrants were accounted for as derivative financial instruments and marked to market in accordance with FAS No. 133. In June 2005, one of the warrants became fully exercisable, and the Company purchased 175,750 shares. These shares were marked to fair value at June 30, 2005 based upon the closing share price of $9.91 or a total value of approximately $1,740. The remaining warrant was accounted for as a derivative on June 30, 2005 and valued based upon appraisal at $5.87 per share or approximately $1,357. The total gain recognized in fiscal 2005 in the accompanying consolidated statements of operations with regard to recording the Company’s investment at fair value at June 30, 2005 was $2,450.
The final vesting provision for the 231,250 share warrant of maintaining an average closing stock price for Fiberstars common stock of $12.00 per share for a period of thirty consecutive days was met on July 27, 2005, and the Company purchased the shares. The warrant was accounted for as a derivative financial instrument pursuant to the requirements of FAS No. 133, and was valued based upon the closing market price of Fiberstars common stock on July 27, 2005, of $13.94 per share, or approximately $3,200. The total gain recognized in fiscal 2006 in the accompanying consolidated statements of operations with regard to recording the Company’s investment at fair value was $1,864.
In November 2005, the Company sold its investment in Fiberstars common stock for $3,154, resulting in a realized loss of $1,808 in the second quarter of fiscal 2006. Altogether, the Company recognized gains

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
C. Significant Accounting Policies (continued)
related to the Company’s investment in Fiberstars common stock of $2,450 in fiscal 2005 and $56 in fiscal 2006.
Since March 2004, the Company has used foreign currency forward contracts that mature in 60 days or less to reduce its exposure to adverse fluctuations in foreign currency exchange rates. These foreign exchange hedging activities did not create exchange rate risk since gains and losses on these contracts offset losses and gains on the underlying positions. The Company has elected not to treat these instruments as hedges for accounting purposes and, accordingly, both realized and unrealized gains and losses on these derivative instruments have been recorded in general and administrative expense. Derivative financial instruments are not entered into for trading or speculative purposes.
Recently Issued Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition, and measurement of benefits related to an entity’s uncertain tax positions. FIN 48 is effective for the Company beginning July 1, 2007. The Company is currently evaluating the impact of its adoption of FIN 48 on its financial position and results of operations.
D. Financing Arrangements
Short-term debt consisted of the following:

	June 30,	June 30,
	2006	2005
Bank Credit Facility — revolving credit loan	$4,306	$5,402
Current portion of long-term debt	2,207	6,582

	$6,513	$11,984

The Company’s Bank Credit Facility is a $30,000 facility that consists of a term loan that requires monthly principal payments of $183 ($9,350 outstanding at June 30, 2006) with a revolving credit loan, subject to availability, making up the remainder of the facility. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible accounts receivables and inventories, and availability was $16,253 with $4,306 outstanding on the revolving credit loan at June 30, 2006. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (8.27% at June 30, 2006). Interest rates on the term loan are based on Libor plus 3.25% or Prime plus 1.25% (8.65% at June 30, 2006 and 6.72% at June 30, 2005). The final maturity of the revolving credit facility and the term loan is December 10, 2008. Until December 2003, the Company’s interest cost on bank loans ranged from 6.25% to 7.75%. The revolving credit loan amount is classified as a current liability in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
D. Financing Arrangements (continued)
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
Long-term debt consisted of the following:

	June 30,	June 30,
	2006	2005
Senior unsecured 11% notes, duqe March 2009	$114,400	$114,400
Bank Credit Facility — term loan	9,350	7,700
Mortgage notes payable	126	4,342
Other	—	166

	123,876	126,608
Less current portion of long-term debt	(2,207)	(6,582)

	$121,669	$120,026

The Company’s Senior Notes due March 2009 total $114,400 and bear interest at 11%. The Senior Notes are redeemable at the Company’s option, in whole or in part, at any time at a redemption price equal to the principal amount of the New Notes plus accrued interest. Interest on these Notes is payable semi-annually on March 31 and September 30. The fair value of the Senior Notes at June 30, 2006 and 2005 approximated $114,400. The estimated fair value of the Company’s remaining debt at June 30, 2006 and 2005 approximated carrying value, as the effective rates for this debt were comparable to market rates.
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
Mortgage notes payable consists of one note of $126 bearing interest at 7.41%. At June 30, 2006, these notes were collateralized by land and buildings with a net carrying value of $250.

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
E. Shareholders’ Equity
Aggregate maturities of debt (including capital lease obligations) for the five fiscal years subsequent to June 30, 2006, were as follows: 2007 — $6,513; 2008 — $2,207; 2009 — $119,358; 2010 — $9; and 2011 — $10; thereafter — $85.
The Company used a standby letter of credit in the amount of $91 as security for a foreign value-added tax requirement. This letter is irrevocable and expires within 12 months of issuance. The Company has not experienced any claims against this financial instrument. Management does not expect any material losses to result from this off-balance sheet instrument because performance is not expected to be required, and therefore, is of the opinion that the fair value of this instrument is zero.
Saratoga Lighting Holdings, LLC Investment and Equity Incentive Plans
Saratoga acquired all of the Common and Preferred shares owned by GE on August 15, 2003. As a result, Saratoga held 1,429,590 shares of Company Common Stock and 761,250 shares of the Company’s then existing Old Preferred Stock. Saratoga received, in exchange for cancellation of its holdings of the Predecessor Company’s Common Stock and Old Preferred Stock, and an $18,000 cash investment, new redeemable preferred stock (the “New Series A Preferred”) of the Reorganized Company, with an initial liquidation preference of $29,000, and approximately 91% of the common stock of the Reorganized Company (on a diluted basis, assuming issuance of common stock of the Reorganized Company to its senior management pursuant to the 2003 Equity Incentive Plan). Under the 2003 Equity Incentive Plan, shares equal to approximately 9% of the common stock of the Reorganized Company were issued. In July 2005, additional restricted stock awards under the 2005 Equity Incentive Plan were granted for 50.62 shares and under the 2003 Equity Incentive Plan for 2.20 shares. A total of 30.12 shares representing an additional 2.5% of the common stock of the Reorganized Company are available for future issuance under the 2005 Plan.
The New Series A Preferred has a liquidation preference of $1 per share, plus dividends at the rate of 8% per annum, when and if declared. The cumulative undeclared dividends were $6,401 as of June 30, 2006. The initial carrying amount of the New Series A Preferred was set at $29,000, the estimated fair value at the date of issuance. The Holder of the New Series A Preferred may, by notice, require the Company to redeem the outstanding New Series A Preferred within 21 days following the occurrence of certain corporate events. The Company may redeem the New Series A Preferred in whole, but not in part, at any time. The redemption price for the New Series A Preferred is equal to the liquidation preference amount for such shares. The New Series A Preferred shares are each entitled to one vote on each matter presented to shareholders of the Company, as well as one vote on each matter required to be voted upon by the New Series A Preferred as a class.
The Company sold 350 shares of its New Series B Preferred shares for $350 to Saratoga Lighting Holdings, LLC. The New Series B Preferred has a liquidation preference of $1 per share plus dividends at a rate of 8% per annum when and if declared. The cumulative undeclared dividends were $14 as of June 30, 2006. The Holder of the New Series B Preferred may at any time after April 1, 2009 require the Company to redeem all, but not less than all, of such holder’s shares. The Company may redeem the

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
F. Employee Benefits
New Series B in whole, but not part at its option. The redemption price for the New Series B Preferred is equal to the liquidation preference amount for such shares. The New Series B Preferred are each entitled to one vote on each matter presented to the Shareholder’s of the Company, as well as one vote on each matter required to be voted upon by the New Series B Preferred as a class. As a consequence the New Series A and B Preferred represents approximately 96.1% of the voting power of the Company at June 30, 2006. As of June 30, 2006 Saratoga held 98.9% of the voting power of the company.
DSI Stock Option Plan
Deposition Sciences, Inc. (“DSI”), a non-public subsidiary of ADLT, adopted the 2001 Equity Incentive Plan. DSI currently has 100,000,000 shares authorized and 50,000,000 shares outstanding, all of which are owned by ADLT. The 2001 Equity Incentive Plan initially provides for the granting of stock options to purchase up to 10,000,000 shares of common stock of DSI. The number of shares available will be increased by 18% of DSI shares issued, up to a maximum of 16,200,000 shares. The vesting terms of the options vary; including vesting based on a change in control or public offering of DSI or on a vesting schedule no more than five years from the date of grant. The options have been granted at fair value on the date of grant of $.46 or $.47 per share and expire ten years from the date of grant. No options were granted in the last three fiscal years. Options cancelled in fiscal 2006, fiscal 2005, and fiscal 2004 totaled 1,000,500, 253,900, and 175,000, respectively. No DSI options have been exercised. Options for 4,516,660 shares are outstanding at June 30, 2006 including 3,539,937 exercisable shares.
The Company has defined contribution elective savings and retirement plans that cover substantially all full-time employees in its domestic and foreign subsidiaries. The Company matches the contributions of participating employees on the basis of the percentages specified in the respective plans, ranging from 1% to 4% of eligible employee earnings. Contributions charged to income for these plans were $932 in fiscal 2006, $888 in fiscal 2005, $429 for the six months ended June 30, 2004, and $331 for the six months ended December 31, 2003.
G. Income Taxes
Income (loss) from operations before income taxes and minority interest were attributable to the following sources:

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)

				Predecessor
	Reorganized Company			Company
	Year	Year	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	December 31,
	2006	2005	2004	2003
United States	$(12,968)	$(5,862)	$(4,143)	$(18,778)
Foreign	9,806	13,877	5,149	5,543

Totals	$(3,162)	$8,015	$1,006	$(13,235)

The provision for income taxes is computed using the liability method and is based on applicable federal and state statutory rates adjusted for permanent differences between financial and taxable income.
Income taxes have been provided as follows:

				Predecessor
	Reorganized Company			Company
	Year	Year	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	December 31,
	2005	2005	2004	2003
Current
Domestic	$—	$—	$—	$—
Foreign	$761	$887	$399	$350

	761	887	399	350

Deferred
Domestic	$1,038	$—	$—	$—
Foreign	340	610	90	10

	1,378	610	90	10

	$2,139	$1,497	$489	$360

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
G. Income Taxes (continued)
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities at June 30, 2006 and 2005 are as follows:

	June 30,	June 30,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$11,443	$6,104
Tax under financial reporting special charges and equity write-down	1,804	776
Depreciation	3,332	7,828
Other	4,877	3,390

	21,456	18,098

Deferred tax liabilities:
Tax over financial reporting depreciation and amortization	6,287	6,770

	6,287	6,770

Net deferred tax assets before valuation allowance	15,169	11,328
Valuation allowance	(15,510)	(12,154)

Net deferred tax assets (liabilities)	$(341)	$(826)

Due to the uncertainty of the ultimate realization of the deferred tax assets, valuation allowances of $15,510 and $12,154 were recorded by the Company as of June 30, 2006 and 2005, respectively. The net increase in the valuation allowance for fiscal 2006 was $3,356. The Company has U.S. net operating losses which, in accordance with the principles of fresh start accounting, were not included in the net deferred tax assets of the Reorganized Company. The net deferred tax liability represents the difference between the book and tax basis in the Company’s India operation and a deferred asset representing the tax benefit of net operating losses in the Company’s United Kingdom operation. These net operating losses are available to be utilized, and, to the extent the net operating losses are utilized, goodwill will be reduced accordingly for the benefit received. Goodwill was reduced by $1,801 in fiscal 2006 and $560 in fiscal 2005 related to the utilization of these net operating losses.
The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)

				Predecessor
	Reorganized Company			Company
	Year	Year	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	December 31,
	2006	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%	(35.0)%
Foreign tax rate differential	87.9	(49.4)	(133.5)	(11.9)
Nondeductible permanent items	(49.5)	3.3	23.5	17.7
Valuation allowance change	(153.2)	22.3	120.6	31.9
Other	12.2	7.5	3.0	—

Effective tax rate	(67.6%)	18.7%	48.6%	2.7%

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
G. Income Taxes (continued)
At June 30, 2006, the Company has pre- and post-fresh start net operating loss carryforwards of $151,290 available to reduce future United States federal taxable income, which expire 2008 through 2026. On August 15, 2003, Saratoga purchased the preferred and common shares owned by GE. This transaction caused an ownership change greater than 50% which limits the annual net operating loss the Company can use to offset any future taxable income pursuant to Section 382 of the Internal Revenue Code. The net operating losses subject to this limitation total $110,116. The Company also has a capital loss carryforward of $40,118 that is subject to the limitation and expires in 2007. The annual limitation on these net operating losses and capital loss carryforwards that arose prior to the ownership change is $1,395. Finally, the Company also has $8,766 of pre-fresh start and $35,351 of post-fresh start net operating losses that are not subject to the annual limitation.
The Company also had research and development credit carryforwards of approximately $3,818 available at June 30, 2006, which expire 2008 through 2020. Additionally, in conjunction with the Alternative Minimum Tax (“AMT”) rules, the Company had available AMT credit carryforwards for tax purposes of approximately $98, which may be used indefinitely to reduce regular federal income taxes. The usage of these credits will also be limited as a result of the ownership change.
Also, at June 30, 2006, the Company had foreign net operating loss carryforwards for tax purposes totaling $5,466 that have no expiration dates.
H. Related Party Transactions
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
As discussed in the Disclosure Statement approved October 3, 2003, as part of the reorganization, the Predecessor Company, Saratoga and the CEO, agreed in principle, subject to formal approval of the special committee (of independent directors) of the Predecessor Company’s Board of Directors, formal documentation and Bankruptcy Court approval of the treatment of the CEO loan pursuant to a separate motion to be filed with the bankruptcy court, that the CEO loan documents would be modified to reduce the amount of the outstanding indebtedness owed by the CEO to an amount (the “Designated Amount”)

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
H. Related Party Transactions (continued)
equal to the difference between (1) the fair market value of the CEO’s personal assets and (2) the amounts owing to other secured creditors of the CEO that hold mortgages, liens and/or security interests upon or in property of the CEO, on a priority senior to the liens and security interests securing the CEO’s loan from the Company, to the extent of the fair market value of such property. The Designated Amount was set at $4,024. Additionally, the Company received on the Effective Date of the Plan, the proceeds from the CEO’s settlement of litigation of approximately $1,300 and the proceeds of an investment by the CEO in an affiliate of the Company. Other than reducing the amount of the CEO loan as described above, the loan would otherwise remain in full force and effect. The loan may be accelerated if the CEO ceases to be employed by the Company as a result of his voluntary resignation or termination for cause. On January 8, 2004, the Bankruptcy Court approved the terms of the settlement, which had previously been approved by the independent directors of the Predecessor Company, and the agreement became effective January 21, 2004. The consolidated balance sheets include the effects of the reduction of the loan to the Designated Amount, eliminate the valuation reserve with respect to the loan, and reflect the reclassification of the loan to related party receivables from the equity section of the balance sheet. Interest on the loan accrues at the same rate as the Company pays on its credit facility and totaled $122 in fiscal 2006, $165 in fiscal 2005 and $84 in the six months ended June 30, 2004.
In December 2003 the Company and the CEO entered into a new employment agreement that continued through July 2005. This agreement includes a retention bonus program pursuant to which the CEO was entitled to a retention bonus payable in two equal installments, as follows: (1) $2,027 as of July 1, 2004, and (2) $2,027 as of July 1, 2005. The after-tax proceeds of the first two installments were $2,292 and were applied against the Company’s loan and interest receivable from the CEO. The balance of the loan and interest receivable was $1,748 at June 30, 2006. In September, 2006 the CEO made a cash payment of $786 in respect of the loan.
In July 2005, the Company and the CEO entered into an Amended and Restated Employment Agreement. The agreement, as amended, extends the term of the employment agreement to July 30, 2007, and provides for two additional bonuses payable on September 30, 2006 and July 30, 2007. The additional bonuses are payable only if the Company achieves specified EBITDA goals for the preceding fiscal year. The after-tax proceeds of the additional bonuses would be applied to the balance of the CEO’s loan from the Company. The agreement also provides for the continuation of the existing performance bonus plan. The additional bonus payable in September 2006 will result in the full repayment of the loan in September 2006. The CEO’s Amended and Restated Employment Agreement was further amended in September 2006 to extend the term of the employment agreement to June 30, 2008 and provide that the additional bonus originally payable if the Company met a specified Adjusted EBITDA target by June 30, 2007 would be payable if the specified Adjusted EBITDA target was achieved by June 30, 2008. The agreement was also amended to fix the amount of the additional bonus at an after-tax value of $786 instead of a fixed percentage of the CEO loan.
One of the Company’s subsidiaries held a demand note from H&F Five, Inc., a company owned by the CEO and certain other employees and former employees of the Company, in the amount of $200 bearing interest at 8.5% per annum. At December 31, 2003, the total amount of the loan, including accrued

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
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
I. Commitments
The Company leases buildings and certain equipment under non-cancelable and renewable operating lease agreements, some of which include escalation clauses. Total rent expense was $1,674 in fiscal 2006, $2,163 in fiscal 2005, $962 for the six months ended June 30, 2004, and $1,108 for the six months ended December 31, 2003. Future minimum lease commitments for the five fiscal years subsequent to June 30, 2006, were as follows: 2007 — $3,063; 2008 — $2,870; 2009 — $2,599; 2010 — $2,329; 2011 — $2,355; thereafter — $11,188; Total — $24,404.
J. Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for fiscal 2006 and fiscal 2005:

	Fiscal 2006, Three Months Ended				12 Months
	Jun 30 (a)	Mar 31(b)	Dec 31	Sep 30	Fiscal 06
Net sales	$44,206	$42,079	$40,261	$37,310	$163,856
Gross profit	17,467	17,651	17,325	15,022	67,465
Net income	(5,319)	(2,604)	411	1,460	(6,052)

	Fiscal 2005, Three Months Ended				12 Months
	Jun 30 (c)	Mar 31	Dec 31	Sep 30	Fiscal 05
Net sales	$37,798	$40,272	$41,122	$38,578	$157,770
Gross profit	15,500	15,937	16,783	15,974	64,194
Net income	2,825	352	1,606	1,057	5,840

(a)	Fourth Quarter 2006 — Net income was decreased by Special Charges and Asset Impairment of $5,765 related to restructuring of the Company’s Solon, Ohio facility.

(b)	Third Quarter 2006 — Net income was decreased by Special Charges and Asset Impairment of $4,093 related to write-down and abandonment of certain fixed assets.

(c)	Fourth Quarter 2005 — Net income was increased by a gain of $2,450 related to the Company’s investment in Fiberstars warrants pursuant to FAS No. 133 (See Note C).

Advanced Lighting Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
K. Segment and Geographic Information
The Company has one reportable business segment: the design, manufacture and sales of metal halide lighting products including materials, system components, systems and production equipment.
Net sales by country, based on the location of the business unit, for fiscal 2006, fiscal 2005, the six months ended June 30, 2004, and the six months ended December 31, 2003 follows:

				Predecessor
	Reorganized Company			Company
	Year	Year	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	December 31,
	2006	2005	2004	2003
United States	$98,308	$93,082	$43,107	$40,326
United Kingdom	30,239	23,573	11,248	9,899
Canada	13,962	19,846	10,991	11,875
Australia	14,306	12,439	5,974	6,348
Other	7,041	8,830	2,755	2,062

	$163,856	$157,770	$74,075	$70,510

Long-lived assets by country, based on the location of the asset, as of June 30, 2006 and 2005 follows:

	June 30,	June 30,
	2006	2005
United States	$93,667	$107,643
India	11,651	13,552
Canada	393	1,296
Australia	1,534	1,621
United Kingdom	1,091	706

	$108,336	$124,818

For fiscal 2006, fiscal 2005, the six months ended June 30, 2004, and the six months ended December 31, 2003, no single customer accounted for 10% or more of the Company’s net sales.

L. Deferred Lease Credits
On February 28, 2006, the Company’s wholly-owned subsidiary Deposition Sciences, Inc. (DSI) assigned its option to purchase the Company’s facility in Santa Rosa, California to First Industrial Development Services, Inc. (FIDS) for a cash payment of $4,350. After payment of commissions and other expenses the net proceeds to DSI were $3,841. DSI entered into a new ten year lease of its Santa Rosa facility with FIDS. The terms of the lease require DSI to pay for all maintenance and tax expenses relating to the Santa Rosa facility during the terms of the lease. The transaction is being accounted for as a sale-leaseback and DSI has deferred the gain of $3,890, of which $3,453 is classified as long-term.
M. Special Charges and Asset Impairment
During the year ended June 30, 2006, the Company recorded special charges and asset impairment of $9,858 related to changes in its operations which are intended to improve efficiencies and reduce cost world-wide. In April 2006 the Company announced a restructuring of its Venture Lighting operations in Solon, Ohio. The company has reduced production of lamps in Solon and has increased production at its facility in Chennai, India. Venture Lighting U.S. Sales, Marketing and Distribution has moved into a new distribution facility in Streetsboro, Ohio. These changes resulted in special charges for severance pay due to reduction in staffing, moving costs into the new distribution facility and abandonment of long-lived assets. The Company sold its Solon, Ohio facility as part of the restructuring plan and this resulted in recording an impairment loss to state the building at its fair market value.
The special charges were determined in accordance with formal plans developed by the Company’s management, approved by the CEO, and subsequently reviewed by the Company’s Board of Directors. Actions associated with closing facilities began in the third quarter of fiscal 2006. Approximately 100 employees at the Solon, Ohio facility as well as several positions at other U.S. operations have been eliminated. The Company’s facility in Solon, Ohio was sold in May 2006 which resulted in an impairment loss being recorded to state the building at its fair value. Assets at the Solon, Ohio facility which were not transferred to India were abandoned and their net book value was recorded as a special charge. As of June 30, 2006, all actions required by the plans were completed and the remaining liabilities relate to severance pay and fix-up expenses for the Solon facility.
In June 2006, the Company received a Letter of Intent to purchase their power supply manufacturer in India for $200. The net assets held for sale are included in other assets in the accompanying balance sheet. The Company has taken a charge of $3,526 related to the impairment of these assets in the fourth quarter of fiscal 2006.

	Cash/	Charged to	Charges	Liabilities at
Description	Noncash	Operations	Utilized	June 30, 2006
Reduce staffing requirements	Cash	$2,074	$578	$1,496
Impairment of long-lived assets	Noncash	6,924	6,631	293
Other	Cash	860	860	—

		$9,858	$8,069	$1,789

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
The Company evaluated the design and operation of its disclosure controls and procedures as of June 30, 2006, to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer. The principal executive officer and chief financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.
Item 9B. Other Information
On September 20, 2006, the Compensation Committee of the Board of Directors approved certain changes to the compensation and loan arrangements with its chief executive officer and the compensation arrangements with certain executive officers. The compensation arrangements are more fully described in Item 11 to this Report, under “Employee Agreements,” and the loan transaction arrangements are more fully described in Item 13 to this Report, under “Certain Transactions with Directors, Officers, and Shareholders.”

PART III
Item 10. Directors and Officers of the Registrant
The following table sets forth certain information regarding each of the Company’s current directors and executive officers:

Name	Age	Position
Christian L. Oberbeck	46	Director
Richard A. Petrocelli	38	Director
Robert Cizik	75	Non-Executive Chairman and Director
Wayne R. Hellman	60	Chief Executive Officer and Director
Sabu Krishnan	48	Chief Operating Officer and Director
Wayne J. Vespoli*	45	EVP and Chief Financial Officer
Lee A. Bartolomei*	67	Vice President
James L. Schoolenberg*	63	Vice President

*	Executive officer only
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
Richard A. Petrocelli became a director of the Company in December 2003. He is a Managing Director of Saratoga Partners where he has been since October 1998. Prior to that time, Mr. Petrocelli was a Vice President in the corporate finance department of Gabelli Asset Management. Mr. Petrocelli is also a director of several private companies.
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
Wayne J. Vespoli was appointed by the Board of Directors to the additional office of Chief Financial Officer in December 2005. In this position, Mr. Vespoli acts as the principal financial and accounting officer of the Company. Mr. Vespoli was elected Executive Vice President and Treasurer in January 2004. Prior to joining the company, Mr. Vespoli was a principal in The Parkland Group, a turnaround consulting firm. Mr. Vespoli was employed by the Parkland Group from 2002 to 2004. From 1988 to 2001, Mr. Vespoli was employed by Chiquita Brands International, Inc., in various financial and managerial positions. From 1982 to 1988, Mr. Vespoli was employed by Arthur Andersen and Co., most recently as an Audit Manager.
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
Audit Committee Financial Expert. The Company has an audit committee composed of three Directors (with one current vacancy) who are not members of management. There is currently one vacancy on the Audit Committee. The Board of Directors has determined that no member of the Audit Committee is a “financial expert” for the purposes of applicable Securities and Exchange Commission disclosure requirements. The Board of Directors has determined that each of Messrs. Petrocelli and Cizik is financially sophisticated and that, as a result, the Company’s Audit Committee can properly perform its functions.
Code of Ethics. The Company has a code of ethics applicable to certain senior officers. The Company’s code of ethics has been previously filed as Exhibits 14.1 and 14.2 to the Company’s Current Report on Form 8-K dated July 27, 2005.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership with the Securities and Exchange Commission and the Nasdaq National Market. Specific due dates for these reports have been established, and the Company is required to report any failure to file by those dates during fiscal 2006. All of these fiscal 2006 filing requirements were satisfied by the Company’s Executive Officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities.

Item 11. Executive Compensation
COMPENSATION OF EXECUTIVE OFFICERS
The following tables set forth certain information with respect to all compensation paid or earned for services rendered to the Company in all capacities for the fiscal years ended June 30, 2006, 2005, and 2004 by the Company’s top five highest paid Executive Officers. The Company has not granted any stock appreciation rights, nor does it have any defined benefit employee pension plan. The Company did not grant any stock options during fiscal 2006 and has no options outstanding. No long-term compensation amounts are reported below as the Company did not provide long-term compensation awards in the past three fiscal years.
SUMMARY COMPENSATION TABLE

		Annual Compensation ($)
				All Other
Name and Principal Position	Year	Salary	Bonus (6)	Compensation (7)
Wayne R. Hellman (1)	2006	$456,010	$1,754,468	7,817
Chief Executive Officer and Director	2005	372,116	2,354,088	9,144
	2004	300,914	2,327,000	6,000

Sabu Krishnan (2)	2006	275,289	202,500	11,265
Chief Operating Officer and Director	2005	259,616	204,656	2,596
	2004	228,654	187,500	2,279

Wayne J. Vespoli (3)	2006	214,039	105,000	7,177
Executive Vice President and Chief	2005	199,614	103,578	7,762
Financial Officer	2004	—	—	—

Lee A. Bartolomei (4)	2006	200,000	100,000	5,281
Vice President	2005	194,700	103,578	7,263
	2004	158,261	95,000	6,058

James L. Schoolenberg (5)	2006	202,769	100,000	8,120
Vice President	2005	194,700	103,578	6,641
	2004	190,000	95,000	5,997

(1)	Mr. Hellman is a party to an Employment Agreement with the Company. The Employment Agreement had an initial term expiring July 2005. In July 2005, the Company and Mr. Hellman entered into an Amended and Restated Employment Agreement. The agreement, as amended, extends the term of the Agreement to July 30, 2007, provided for a base salary of $312,000, a supplemental salary of $138,000 per annum from January 1, 2005 through July 1, 2007, and provided for two additional bonuses payable on September 30, 2006 and July 30, 2007. The additional bonuses are payable only if the Company achieves specified adjusted EBITDA goals for the preceding fiscal year. The after-tax proceeds of the additional bonuses will be applied to the balance of Mr. Hellman’s loan from the Company. Mr. Hellman’s Amended and Restated Employment Agreement was further amended in 2006. The term of the agreement was extended to June, 2008. The agreement provides for the continuation of the existing performance bonus plan, with adjusted EBITDA goals for fiscal 2007 yet to be determined, and also provides that the additional bonus originally payable if the Company met a specified Adjusted EBITDA goal by June, 2007 would be payable if the goal is achieved by June, 2008. The Fiscal 2006 additional bonus will result in the payment of Mr. Hellman’s loan in September, 2006. Under the original Employment Agreement, Mr.

Hellman was entitled to receive annual base compensation of $300,000. In addition, Mr. Hellman was entitled to receive a bonus in each year in an amount between 50% and 150% of his base salary, provided the Company met certain performance criteria. For fiscal 2004, the minimum bonus threshold was an Adjusted EBITDA of $23,500,000 and achievement of a $27,000,000 Adjusted EBITDA was required for the superior bonus. Based on the Adjusted EBITDA of $24,600,000, that the Company calculated pursuant to the Employment Agreement, Mr. Hellman’s bonus for Fiscal 2004 was $300,000. Based on the Adjusted EBITDA of $27,600,000 that the Company calculated pursuant to the Employment Agreement, Mr. Hellman’s bonus for Fiscal 2005 was $327,088. Based on the Adjusted EBITDA that the Company calculated pursuant to the Employment Agreement, Mr. Hellman’s bonus for Fiscal 2006 will be $312,000. In addition, Mr. Hellman was entitled to additional bonuses of $2,027,000, the first of which was effective July 2004, and the second of which was effective July 1, 2005. The after-tax portion of each such bonus (approximately $1,145,000) was applied directly to reduce Mr. Hellman’s loan from the Company. The Amended and Restated Employment Agreement provides for annual increases in the annual base compensation as determined by the Compensation Committee during the term of this Agreement. Pursuant to this Agreement, Mr. Hellman has agreed not to compete with the Company for a period of two years after termination of employment. Prior to the effective date of the Agreements noted above, Mr. Hellman was a party to an Employment Agreement with the Company that extended through December 31, 2003. Under this Employment Agreement, Mr. Hellman was entitled to receive annual base compensation of $195,000. In addition, Mr. Hellman was entitled to receive bonuses in amounts determined by the Compensation Committee. The former Employment Agreement provided for annual increases in annual base compensation in amounts determined by the Compensation Committee during the term of this Employment Agreement. Also includes compensation deferred pursuant to the Company’s 401(k) deferred compensation plan. Under the current and former Employment Agreements, Mr. Hellman participates in Company sponsored life, health, and disability insurance coverage.

(2)	The COO’s base salary for calendar year 2006 is $281,000. In July 2005, the Company and the COO entered into a Severance and Noncompetition Agreement relating to the COO’s employment with the Company. The agreement provides for severance payments payable in the same amounts and at the same intervals as the COO’s current base pay for a period of two years upon the COO’s termination, other than a termination for “cause” or a termination resulting from the COO’s resignation without “good reason.” The agreement also provides that, upon termination, the COO will not engage in any business that competes with the business carried on by the Company or any of its subsidiaries or affiliates for a period of two years.

(3)	The EVP’s base salary for calendar 2006 is $218,400. Mr. Vespoli was elected to the office of Executive Vice President and Treasurer on January 21, 2004 and was elected to the additional office of Chief Financial Officer in December, 2005. In July 2005, the Company and the EVP entered into a Severance and Noncompetition Agreement relating to the EVP’s employment with the Company. The agreement provides for severance payments payable in the same amounts and at the same intervals as the EVP’s current base pay for a period of one year upon the EVP’s termination, other than a termination for “cause” or a termination resulting from the EVP’s resignation without “good reason.” The agreement also provides that, upon termination, the EVP will not engage in any business that competes with the business carried on by the Company or any of its subsidiaries or affiliates for a period of one year.

(4)	Mr. Bartolomei’s base salary for calendar year 2006 is $200,000.

(5)	Mr. Schoolenberg’s base salary for calendar year 2006 is $206,000.

(6)	Bonuses represent amounts paid or to be paid, with respect to a fiscal year, in the following fiscal year.

(7)	Perquisites provided to these executive officers consisted primarily of life, dental and medical insurance costs, the total of which did not exceed the lesser of $50,000 or 10% of the person’s salary and bonus. Amounts shown are Company contributions to the 401(k) Plan.

DEPOSITION SCIENCES, INC. OPTION EXERCISES
IN LAST FISCAL YEAR AND 2006 FISCAL YEAR END
DEPOSITION SCIENCES INC. OPTION VALUES

Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares		Options at Fiscal		In-the-Money Options
	Acquired on	Value	Year-End (#)		at Fiscal Year-End ($)
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable		Exercisable/Unexercisable
Wayne R. Hellman	—	—	750,000/	—	*
Sabu Krishnan	—	—	6,000/	—	*
Wayne J. Vespoli	—	—	— /	—	*
Lee A. Bartolomei	—	—	1,000,000/	—	*
James L. Schoolenberg	—	—	25,000/	—	*

*	All of Deposition Sciences Inc.’s issued and outstanding stock is held by the Company. There is no meaningful basis on which to establish a market value per share for purposes of determining whether or the extent to which the unexercised options held were in-the-money at fiscal year-end.
COMPENSATION OF DIRECTORS
All directors of the Company receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. Employees of the Company and employees and principals of Saratoga Lighting Holdings, LLC, receive no additional compensation for their service on the Board of the Company. Mr. Robert Cizik, the non-executive Chairman of the Board, receives annual compensation of $180,000 for his services as Chairman. In addition, the Board of Directors authorized the sale of 338.33 shares of Series A Preferred Stock and 31.67 shares of Common Stock at $1,000 per share. 20 shares of Common Stock are subject to forfeiture if Mr. Cizik leaves his position within 5 years. The number of shares subject to forfeiture is reduced by 4 shares each year, and 8 of the 20 shares were vested as of June 30, 2006.
EMPLOYMENT AGREEMENTS
In July 2005, the Company and Mr. Hellman (“CEO”) entered into an Amended and Restated Employment Agreement relating to the CEO’s employment with the Company. The agreement, as amended, extends the term of the Agreement to July 30, 2007 from July 1, 2005, provides for a base salary of $312,000, a supplemental salary of $138,000 per annum from January 1, 2005 through July 1, 2007, and provides for two additional bonuses payable on September 30, 2006 and July 30, 2007. The additional bonuses are payable only if the Company achieves specified adjusted EBITDA goals for the preceding fiscal year. Mr. Hellman’s bonus for fiscal 2006 was $312,000. The after-tax proceeds of the fiscal 2006 additional bonus will be applied to the balance of the CEO’s loan from the Company which will result in payment in full of the CEO’s loan. The agreement also provides for continuation of the existing performance bonus plan, with adjusted EBITDA goals for fiscal 2007 yet to be specified The CEO’s Amended and Restated Employment Agreement was further amended in September 2006 to extend the term through June, 2008 and provide that the additional bonus originally payable if the Company met a specified Adjusted EBITDA target by June 30, 2007 would be payable if the specified Adjusted EBITDA target was achieved by June 30, 2008. The agreement was also amended to fix the amount of the additional bonus at an after-tax value of $785,727 instead of a fixed percentage of the CEO loan. The agreement, as amended, provides for annual increases in annual base compensation in amounts determined by the Compensation Committee during the term of the agreement. The agreement, as amended, also provides that, upon termination, the

CEO will not engage in any business that competes with the business carried on by the Company or any of its subsidiaries or affiliates for a period of two years.
In July 2005, the Company and Mr. Krishnan (“COO”) entered into a Severance and Noncompetition Agreement relating to the COO’s employment with the Company. The agreement provides for severance payments payable in the same amounts and at the same intervals as the COO’s current base pay for a period of two years upon the COO’s termination, other than a termination for “cause” or a termination resulting from the COO’s resignation without “good reason.” The agreement also provides that, upon termination, the COO will not engage in any business that competes with the business carried on by the Company or any of its subsidiaries or affiliates for a period of two years.
In July 2005, the Company and Mr. Vespoli (“EVP”) entered into a Severance and Noncompetition Agreement relating to the EVP’s employment with the Company. The agreement provides for severance payments payable in the same amounts and at the same intervals as the EVP’s current base pay for a period of one year upon the EVP’s termination, other than a termination for “cause” or a termination resulting from the EVP’s resignation without “good reason.” The agreement also provides that, upon termination, the EVP will not engage in any business that competes with the business carried on by the Company or any of its subsidiaries or affiliates for a period of one year.
Mr. Schoolenberg is a party to an employment agreement with the Company for an initial term expiring December 10, 2006. Through this Employment Agreement, Mr. Schoolenberg is entitled to receive annual base compensation of $200,000. In addition, Mr. Schoolenberg will be entitled to receive a bonus in an amount between 25% and 75% of his base salary, provided the Company meets certain performance criteria. Pursuant to the Employment Agreement, Mr. Schoolenberg’s bonus for Fiscal 2006 will be $100,000. The Employment Agreement provides for annual increases in the annual base compensation as determined by the Compensation Committee during the term of this Employment Agreement. Under this Employment Agreement, Mr. Schoolenberg participates in Company sponsored life, health and disability insurance coverage. Pursuant to this Employment Agreement, Mr. Schoolenberg has agreed not to compete with the Company for a period of one year after termination of employment.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee of the Board of Directors requires a majority to be non-executive directors. This Committee consisted of Messrs. Oberbeck, Petrocelli, and Cizik. The Compensation Committee also serves as the 2003 and 2005 Equity Incentive Plan Committee. This Committee granted restricted stock awards under the 2003 Equity Incentive Plan for 99.12 shares of Common Stock to five executive officers of the Company during fiscal 2004. The Committee granted additional restricted stock awards under the 2005 Equity Incentive Plan for 50.62 shares and under the 2003 Equity Incentive Plan for 2.20 shares in July 2005. The Committee also has authority to make all determinations as to future grants of stock and stock options under the Plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
CERTAIN HOLDERS OF VOTING SECURITIES
The following table sets forth information regarding the ownership of the Company’s Common Stock as of September 28, 2006, by each of the continuing directors and executive officers of the Company, by each person or group known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Stock, and by all directors and executive officers of the Company as a group.

	Common Shares		Preferred Shares
	Beneficially Owned (2)		Beneficially Owned (3)
		Percent of		Percent of	Percent of
Name and Address (1)	Number	Class	Number	Class	Voting Power
Saratoga Lighting Holdings LLC	1,151.94	97.3%	29,350.00	98.9%	98.9%
Saratoga Partners IV, L.P.	1,151.94	97.3%	29,350.00	98.9%	98.9%
Saratoga Coinvestment IV, LLC	1,151.94	97.3%	29,350.00	98.9%	98.9%
Saratoga Associates IV, LLC	1,151.94	97.3%	29,350.00	98.9%	98.9%
Christian L. Oberbeck	1,151.94	97.3%	29,350.00	98.9%	98.9%
Richard A. Petrocelli	1,151.94	97.3%	29,350.00	98.9%	98.9%
Robert Cizik	31.67	2.7%	338.33	1.1%	1.2%
Wayne R. Hellman	60.69	5.1%	—	*	*
Sabu Krishnan	45.51	3.8%	—	*	*
Wayne J. Vespoli	18.21	1.5%	—	*	*
Lee A. Bartolomei	11.01	0.9%	—	*	*
James L. Schoolenberg	16.52	1.4%	—	*	*
All Directors and Executive Officers as a Group (9 Persons)	1,183.61	100.0%	29,688.33	100.0%	100.0%

*	Less than one percent

(1)	The business address of each of Messrs. Hellman, Krishnan, and Vespoli is 32000 Aurora Road, Solon, Ohio 44139; The business address of Saratoga Lighting Holdings, LLC (“Saratoga”), Saratoga Partners IV, L.P., Saratoga Coinvestment IV LLC, Saratoga Associates IV LLC, Saratoga Management Company LLC, Christian L. Oberbeck, and Richard A. Petrocelli (collectively, the “Saratoga Group”) is 535 Madison Avenue, 4th Floor, New York, NY 10022. The business address for Mr. Cizik is Cizik Interests, 8839 Harness Creek Lane, Houston, TX 77024. The business address for Mr. Bartolomei is Deposition Sciences, Inc., 3300 Coffey Lane, Santa Rosa, CA 95403. The business address for Mr. Schoolenberg is APL Engineered Materials Inc., 2401 N. Willow Road, Urbana, IL 61801.

(2)	Shares beneficially owned by the Saratoga entities and Messrs. Oberbeck and Petrocelli include 1,000 shares of Common Stock owned by Saratoga and 151.94 shares of Common Stock which are owned by Messrs. Hellman, Krishnan, Vespoli, Bartolomei and Schoolenberg, which are held in a Voting Trust, of which Saratoga is the voting trustee. Each of the shares in the voting trust is also shown as beneficially owned by the respective individuals.

(3)	Shares beneficially owned by the Saratoga entities and Messrs. Oberbeck and Petrocelli include 29,000 shares of Series A Preferred Stock and 350 shares of Series B Preferred Stock owned by Saratoga.

Item 13. Certain Relationships and Related Transactions
CERTAIN TRANSACTIONS WITH DIRECTORS, OFFICERS AND SHAREHOLDERS
The Company has an advisory and consulting agreement with Saratoga Lighting Holdings LLC (“Saratoga”) pursuant to which the Company pays a management fee to Saratoga in lieu of Director’s fees to Messrs. Oberbeck and Petrocelli. The amount of the management fee was $154,950 per quarter for the first two quarters of fiscal 2006 and $160,373 per quarter for the last two quarters of fiscal 2006. In addition, Saratoga may provide the Company with financial advisory services in connection with significant business transactions, including, but not limited to: (i) identification, negotiation and analysis of acquisitions and dispositions by the Company or its subsidiaries; (ii) negotiations and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of indebtedness; (iii) finance functions, including assistance in financial projections; (iv) human resource functions, including searching and hiring of executives; and (v) such other services as the Board of Directors and Saratoga shall agree. For such services, the Company will pay Saratoga compensation comparable to compensation paid for such services by similarly situated companies.
Pursuant to a loan agreement dated October 8, 1998, as amended, between the Company and Mr. Hellman, its Chief Executive Officer, the Company has a loan and interest receivable in the amount of $1,748,013 as of June 30, 2006. No loans were made under the loan agreement in fiscal 2006. Pursuant to the terms of Mr. Hellman’s Employment Agreement with the Company, the after-tax proceeds of bonuses totaling $1,332,417 were applied to the loan during fiscal 2006. In September 2006, Mr. Hellman made a cash payment of $785,727 in respect of the loan. Additionally, the after-tax proceeds of bonuses earned during fiscal 2006 are expected to be applied to the loan during September 2006, resulting in payment in full of the outstanding principal and interest on the loan.
Diane Hellman, Mr. Hellman’s wife, served the Company in various marketing positions from 1985. Mrs. Hellman’s full-time employment ended on September 30, 2005, and she currently serves as a part-time consultant through September 30, 2006. Pursuant to the related severance and consulting arrangement, on September 30, 2005, the Company paid Mrs. Hellman a one-time payment equal to her base salary of $166,400. Additionally, the Company is paying an additional $83,200 over the twelve months ending September 30, 2006. Finally, the Company is paying $83,200 over the twelve months ending September 30, 2006, in exchange for which Mrs. Hellman is available, at the Company’s request, for up to 80 hours of services per month. Matthew Mazzola, Mrs. Hellman’s son, serves as Regional Account Manager for the Company’s subsidiary Venture Lighting International. In fiscal 2006, Mr. Mazzola’s salary, benefits and perquisites were $88,820. Joshua Barry, Mr. Hellman’s son-in-law, serves the Company as Technical Leader for Venture Lighting International. In fiscal 2006, Mr. Barry’s salary, benefits and perquisites were $112,714. Lisa Barry, Mr. Hellman’s daughter, serves the Company as a sales analyst. In fiscal 2006, Mrs. Barry’s salary, benefits and perquisites were $72,550. Michael Tommervik, Mr. Bartolomei’s stepson, serves the Company as Process Engineer for its Deposition Sciences, Inc. subsidiary. In fiscal 2006, Mr. Tommervik’s salary, benefits and perquisites were $76,562.
The Company does not intend to enter into any material transaction with officers or directors, or their family members, without the approval of a majority of the disinterested directors.
Item 14. Principal Accounting Fees and Services
Aggregate fees for professional services rendered for the Company by Grant Thornton as of or for the fiscal years ended June 30, 2006 and 2005 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	Fiscal Year	Fiscal Year
Category	2006	2005
Audit Fees	$361,000	$345,000
Audit-Related Fees	35,000	20,000
Tax Fees	136,000	97,000
Audit Fees for the fiscal years ended June 30, 2006 and 2005 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, consents, international filings and other assistance required to complete the year end audit of the consolidated financial statements.
Audit-Related Fees as of the fiscal years ended June 30, 2006 and 2005 were for assurance and related services associated with employee benefit plan audits and assistance with technical accounting matters.
Tax Fees as of the fiscal years ended June 30, 2006 and 2005 were for services related to tax compliance, international tax advisory services and tax planning.
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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets:
Reorganized Company as of June 30, 2006 and 2005
Consolidated Statements of Operations:
Reorganized Company for the Years Ended June 30, 2006 and
June 30, 2005, and for the Six Months Ended June 30, 2004
Predecessor Company for the Six Months Ended December 31, 2003
Consolidated Statements of Shareholders’ Equity:
Reorganized Company for the Years Ended June 30, 2006 and
June 30, 2005, and for the Six Months Ended June 30, 2004
Predecessor Company for the Six Months Ended December 31, 2003
Consolidated Statements of Cash Flows:
Reorganized Company for the Years Ended June 30, 2006 and
June 30, 2005, and for the Six Months Ended June 30, 2004
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
(3) List of Exhibits (Exhibits available upon request)

		Previous
		Filing If
Exhibit		Incorporated
Number	Description	by Reference
2.1	Venture Lighting International, Inc., et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003 (Form 8-K, Exhibit 2.1)	(8)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004 (Form 10-Q, Exhibit 3.1)	(12)

3.2	Certificate of Amendment By Directors or Incorporators to Articles (Form 10-Q, Exhibit 3.1)	(15)

3.3	Amended and Restated Code of Regulations (Form 10-Q, Exhibit 3.2)	(12)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
4.1	Reference is made to Exhibit 2.1

9.1	Voting Trust Agreement by and between Saratoga Lighting Holdings LLC and certain shareholders of Advanced Lighting Technologies, Inc. dated May 13, 2004 (Form 10-K, Exhibit 10.1.19)		(11)

9.2	Voting Trust Agreement by and between Saratoga Lighting Holdings LLC and certain shareholders of Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.9)		(13)

10.1	Management Contracts, Compensatory Plans and Arrangements

	10.1.1	Loan Agreement dated as of October 8, 1998 between Advanced Lighting Technologies, Inc. and Wayne R. Hellman (Form 10-Q/A, Exhibit 10.1)	(1)

	10.1.2	Secured Promissory Note of Wayne R. Hellman dated as of October 8, 1998 in the amount of $9,000,000 to Advanced Lighting Technologies, Inc. (Form 10-Q/A, Exhibit 10.2)	(1)

	10.1.3	First Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of November 22, 2000 (Form 10-Q, Exhibit 10.1)	(2)

	10.1.4	Second Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of March 15, 2001 (Form 10-Q, Exhibit 10.1)	(3)

	10.1.5	Third Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of April 25, 2002 (Form 10-K, Exhibit 10.1.7)	(4)

	10.1.6	Fourth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated January 5, 2004 (Form 10-Q, Exhibit 10.2)	(10)

	10.1.7	Fifth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated February 19, 2004 (Form 10-Q, Exhibit 10.3)	(10)

	10.1.8	Sixth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellmann ad Advanced Lighting Technologies, Inc. dated September 8, 2006.

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.1.9	Deposition Sciences, Inc. 2001 Equity Incentive Plan (Form 10-Q, Exhibit 10.3)	(3)

	10.1.10	Management Rights Agreement between Saratoga Partners IV, L.P. and Advanced Lighting Technologies, Inc. dated March 22, 2004 (Form 10-Q, Exhibit 10.1)	(10)

	10.1.11	Settlement Agreement by and among Advanced Lighting Technologies, Inc., Wayne R. Hellman and Saratoga Lighting Holdings LLC dated January 5, 2004 (Form 10-Q, Exhibit 10.5)	(10)

	10.1.12	First Amendment to Settlement Agreement by and among Advanced Lighting Technologies, Inc., Wayne R. Hellman and Saratoga Lighting Holdings LLC dated February 19, 2004 (Form 10-Q, Exhibit 10.6)	(10)

	10.1.13	Settlement Agreement by and among Advanced Lighting Technologies, Inc., Venture Lighting International, Inc. Ruud Lighting, Inc., Alan J. Ruud, Susan Ruud, Theodore O. Sokoly, Christopher A. Ruud and Cynthia A. Johnson dated as of September 8, 2003 (Form 10-Q, Exhibit 10.4)	(7)

	10.1.14	Advanced Lighting Technologies, Inc.’s 2003 Equity Incentive Plan adopted and effective December 18, 2003 (Form 10-Q, Exhibit 10.2)	(9)

	10.1.15	Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.3)	(9)

	10.1.16	Employment Agreement between James Schoolenberg and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.4)	(9)

	10.1.17	Amendment to Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated November 12, 2004 (Form 10-Q, Exhibit 10.3)	(12)

	10.1.18	Amended and Restated Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.2)	(13)

	10.1.19	Amendment to Amended and Restated Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated September 20, 2006.

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.1.20	Management Services Agreement between Saratoga Management Company, LLC and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.5)	(9)

	10.1.21	Common Stock Purchase Agreement between Robert Cizik and Advanced Lighting Technologies, Inc. dated May 25, 2004 (Form 10-K, Exhibit 10.1.17)	(11)

	10.1.22	Common and Preferred Stock Purchase Agreement between Robert Cizik and Advanced Lighting Technologies, Inc. dated May 25, 2004 (Form 10-K, Exhibit 10.1.18)	(11)

	10.1.23	Reorganization Plan, Lock-Up and Voting Agreement dated as of October 31, 2003 (Form 10-Q, Exhibit 10.5)	(7)

	10.1.24	Advanced Lighting Technologies, Inc.’s 2005 Equity Incentive Plan adopted and effective July 27, 2005 (Form 8-K, Exhibit 10.1)	(12)

	10.1.25	Severance and Noncompetition Agreement between Advanced Lighting Technologies, Inc. and Sabu Krishnan dated July 27, 2005 (Form 8-K, Exhibit 10.3)	(3)

	10.1.26	Severance and Noncompetition Agreement between Advanced Lighting Technologies, Inc. and Wayne Vespoli dated July 27, 2005 (Form 8-K, Exhibit 10.4)	(3)

	10.1.27	Common Stock Purchase Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.5)	(3)

	10.1.28	Common Stock Purchase Agreement between Sabu Krishnan and Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.6)	(3)

	10.1.29	Common Stock Purchase Agreement between Wayne J. Vespoli and Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.7)	(3)

	10.1.30	Common Stock Purchase Agreement between Wayne J. Vespoli and Advanced Lighting Technologies, Inc. dated July 27, 2005 [2003 Plan] (Form 8-K, Exhibit 10.8)	(3)

10.2	Credit Facility Agreements

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.2.1	Post-Petition Credit Agreement among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as Agent and Certain Financial Institutions Dated as of February 6, 2003 (Form 10-Q Exhibit 10.1)	(5)

	10.2.2	Loan and Security Agreement, dated June 30, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-K, Exhibit 10.2.29)	(6)

	10.2.3	Consent and First Amendment to Loan and Security Agreement, dated July 25, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.1)	(7)

	10.2.4	Second Amendment to Loan and Security Agreement, dated August 21, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.2)	(7)

	10.2.5	Third Amendment to Loan and Security Agreement, dated September 30, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.3)	(7)

	10.2.6	Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.1)	(9)

	10.2.7	Amendment and Consent to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated December 30, 2003 (Form 10-Q, Exhibit 10.4)	(10)

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.2.8	Consent to Restructure and Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated May 31, 2004 (Form 10-K, Exhibit 10.2.8)	(11)

	10.2.9	Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated September 15, 2004 (Form 10-Q, Exhibit 10.1)	(12)

	10.2.10	Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated October 25, 2004 (Form 10-Q, Exhibit 10.2)	(12)

	10.2.11	Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated September 22, 2005	(14)

10.3	Industrial Building Lease by and between First Industrial Development Services, Inc. and Deposition Sciences, Inc. dated February 28, 2006		(16)

12	Statement regarding Computation of Ratios

14.1	Code of Ethical Conduct for Chief Executive Officer and Executive Officers including Senior Financial Officers, approved by Board of Directors July 27, 2005		(13)

14.2	Code of Conduct (General Section Only) approved by Board of Directors July 27, 2005		(13)

21	Subsidiaries of the Registrant as of June 30, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended December 31, 1998 filed March 15, 1999. (SEC Accession

No.: 0000950152-99-001926/ SEC File No.: 000-27202/SEC Film No.: 99565325)

(2)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2000 filed February 14, 2001.

(3)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2001 filed May 15, 2001.

(4)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2002 filed October 15, 2002

(5)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 filed June 4, 2003.

(6)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2003 filed October 14, 2003.

(7)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2003 filed November 12, 2003.

(8)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated December 8, 2003 filed December 23, 2003.

(9)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2003 filed March 18, 2004.

(10)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 filed May 13, 2004.

(11)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2004 filed September 9, 2004.

(12)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004 filed November 12, 2004.

(13)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated July 27, 2005 filed August 2, 2005.

(14)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2005 filed September 28, 2005

(15)	Incorporated by reference to referenced Exhibit on Company’s Current Report Form 8-K dated December 29, 2005 filed January 5, 2006

(16)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2006 filed May, 10,2006
(b) Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this Report. See Exhibit Index.
(c) Financial Statement Schedules.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.
Date: September 27, 2006	By:	/s/ Wayne R. Hellman
Wayne R. Hellman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Wayne R. Hellman	Chief Executive Officer and Director	September 27, 2006
Wayne R. Hellman

/s/ Sabu Krishnan	Chief Operating Officer and Director	September 27, 2006
Sabu Krishnan

/s/ Wayne Vespoli	EVP and Chief Financial Officer	September 27, 2006
Wayne Vespoli

/s/ Robert Cizik	Non-Executive Chairman and Director	September 27, 2006
Robert Cizik

/s/ Christian Oberbeck	Director	September 27, 2006
Christian Oberbeck

/s/ Richard Petrocelli	Director	September 27, 2006
Richard Petrocelli

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBITS TO
FORM 10-K
FOR THE ANNUAL PERIOD ENDED JUNE 30, 2006
ADVANCED LIGHTING TECHNOLOGIES, INC.

EXHIBIT INDEX

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
2.1	Venture Lighting International, Inc., et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003 (Form 8-K, Exhibit 2.1)		(8)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004 (Form 10-Q, Exhibit 3.1)		(12)

3.2	Certificate of Amendment By Directors or Incorporators to Articles (Form 10-Q, Exhibit 3.1)		(15)

3.3	Amended and Restated Code of Regulations (Form 10-Q, Exhibit 3.2)		(12)

4.1	Reference is made to Exhibit 2.1

9.1	Voting Trust Agreement by and between Saratoga Lighting Holdings LLC and certain shareholders of Advanced Lighting Technologies, Inc. dated May 13, 2004 (Form 10-K, Exhibit 10.1.19)		(11)

9.2	Voting Trust Agreement by and between Saratoga Lighting Holdings LLC and certain shareholders of Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.9)		(13)

10.1	Management Contracts, Compensatory Plans and Arrangements

	10.1.1	Loan Agreement dated as of October 8, 1998 between Advanced Lighting Technologies, Inc. and Wayne R. Hellman (Form 10-Q/A, Exhibit 10.1)	(1)

	10.1.2	Secured Promissory Note of Wayne R. Hellman dated as of October 8, 1998 in the amount of $9,000,000 to Advanced Lighting Technologies, Inc. (Form 10-Q/A, Exhibit 10.2)	(1)

	10.1.3	First Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of November 22, 2000 (Form 10-Q, Exhibit 10.1)	(2)

	10.1.4	Second Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of March 15, 2001 (Form 10-Q, Exhibit 10.1)	(3)

	10.1.5	Third Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated as of April 25, 2002 (Form 10-K, Exhibit 10.1.7)	(4)

EXHIBIT INDEX

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.1.6	Fourth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated January 5, 2004 (Form 10-Q, Exhibit 10.2)	(10)

	10.1.7	Fifth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated February 19, 2004 (Form 10-Q, Exhibit 10.3)	(10)

	10.1.8	Sixth Amendment to Loan Agreement, Secured Promissory Note and Security Agreement between Wayne R. Hellmann ad Advanced Lighting Technologies, Inc. dated September 8, 2006.

	10.1.9	Deposition Sciences, Inc. 2001 Equity Incentive Plan (Form 10-Q, Exhibit 10.3)	(3)

	10.1.10	Management Rights Agreement between Saratoga Partners IV, L.P. and Advanced Lighting Technologies, Inc. dated March 22, 2004 (Form 10-Q, Exhibit 10.1)	(10)

	10.1.11	Settlement Agreement by and among Advanced Lighting Technologies, Inc., Wayne R. Hellman and Saratoga Lighting Holdings LLC dated January 5, 2004 (Form 10-Q, Exhibit 10.5)	(10)

	10.1.12	First Amendment to Settlement Agreement by and among Advanced Lighting Technologies, Inc., Wayne R. Hellman and Saratoga Lighting Holdings LLC dated February 19, 2004 (Form 10-Q, Exhibit 10.6)	(10)

	10.1.13	Settlement Agreement by and among Advanced Lighting Technologies, Inc., Venture Lighting International, Inc. Ruud Lighting, Inc., Alan J. Ruud, Susan Ruud, Theodore O. Sokoly, Christopher A. Ruud and Cynthia A. Johnson dated as of September 8, 2003 (Form 10-Q, Exhibit 10.4)	(7)

	10.1.14	Advanced Lighting Technologies, Inc.’s 2003 Equity Incentive Plan adopted and effective December 18, 2003 (Form 10-Q, Exhibit 10.2)	(9)

	10.1.15	Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.3)	(9)

EXHIBIT INDEX

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.1.16	Employment Agreement between James Schoolenberg and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.4)	(9)

	10.1.17	Amendment to Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated November 12, 2004 (Form 10-Q, Exhibit 10.3)	(12)

	10.1.18	Amended and Restated Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.2)	(13)

	10.1.19	Amendment to Amended and Restated Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated September 20, 2006.

	10.1.20	Management Services Agreement between Saratoga Management Company, LLC and Advanced Lighting Technologies, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.5)	(9)

	10.1.21	Common Stock Purchase Agreement between Robert Cizik and Advanced Lighting Technologies, Inc. dated May 25, 2004 (Form 10-K, Exhibit 10.1.17)	(11)

	10.1.22	Common and Preferred Stock Purchase Agreement between Robert Cizik and Advanced Lighting Technologies, Inc. dated May 25, 2004 (Form 10-K, Exhibit 10.1.18)	(11)

	10.1.23	Reorganization Plan, Lock-Up and Voting Agreement dated as of October 31, 2003 (Form 10-Q, Exhibit 10.5)	(7)

	10.1.24	Advanced Lighting Technologies, Inc.’s 2005 Equity Incentive Plan adopted and effective July 27, 2005 (Form 8-K, Exhibit 10.1)	(12)

	10.1.25	Severance and Noncompetition Agreement between Advanced Lighting Technologies, Inc. and Sabu Krishnan dated July 27, 2005 (Form 8-K, Exhibit 10.3)	(3)

	10.1.26	Severance and Noncompetition Agreement between Advanced Lighting Technologies, Inc. and Wayne Vespoli dated July 27, 2005 (Form 8-K, Exhibit 10.4)	(3)

	10.1.27	Common Stock Purchase Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.5)	(3)

EXHIBIT INDEX

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.1.28	Common Stock Purchase Agreement between Sabu Krishnan and Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.6)	(3)

	10.1.29	Common Stock Purchase Agreement between Wayne J. Vespoli and Advanced Lighting Technologies, Inc. dated July 27, 2005 (Form 8-K, Exhibit 10.7)	(3)

	10.1.30	Common Stock Purchase Agreement between Wayne J. Vespoli and Advanced Lighting Technologies, Inc. dated July 27, 2005 [2003 Plan] (Form 8-K, Exhibit 10.8)	(3)

10.2	Credit Facility Agreements

	10.2.1	Post-Petition Credit Agreement among Advanced Lighting Technologies, Inc. and certain of its subsidiaries and PNC Bank, National Association, as Agent and Certain Financial Institutions Dated as of February 6, 2003 (Form 10-Q Exhibit 10.1)	(5)

	10.2.2	Loan and Security Agreement, dated June 30, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-K, Exhibit 10.2.29)	(6)

	10.2.3	Consent and First Amendment to Loan and Security Agreement, dated July 25, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.1)	(7)

	10.2.4	Second Amendment to Loan and Security Agreement, dated August 21, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.2)	(7)

	10.2.5	Third Amendment to Loan and Security Agreement, dated September 30, 2003, by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, as Borrowers, and Ableco Finance LLC, as Lender, and Wells Fargo Foothill, Inc., as Agent and Lender (Form 10-Q, Exhibit 10.3)	(7)

EXHIBIT INDEX

			Previous
			Filing If
Exhibit			Incorporated
Number	Description		by Reference
	10.2.6	Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated December 10, 2003 (Form 10-Q, Exhibit 10.1)	(9)

	10.2.7	Amendment and Consent to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated December 30, 2003 (Form 10-Q, Exhibit 10.4)	(10)

	10.2.8	Consent to Restructure and Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated May 31, 2004 (Form 10-K, Exhibit 10.2.8)	(11)

	10.2.12	Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated September 15, 2004 (Form 10-Q, Exhibit 10.1)	(12)

	10.2.13	Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated October 25, 2004 (Form 10-Q, Exhibit 10.2)	(12)

	10.2.14	Amendment to the Amended and Restated Loan and Security Agreement by and among Advanced Lighting Technologies, Inc. and certain of its subsidiaries, and Wells Fargo Foothill, Inc. dated September 22, 2005	(14)

10.3	Industrial Building Lease by and between First Industrial Development Services, Inc. and Deposition Sciences, Inc. dated February 28, 2006		(16)

12	Statement regarding Computation of Ratios

14.1	Code of Ethical Conduct for Chief Executive Officer and Executive Officers including Senior Financial Officers, approved by Board of Directors July 27, 2005		(13)

14.2	Code of Conduct (General Section Only) approved by Board of Directors July 27, 2005		(13)

21	Subsidiaries of the Registrant as of June 30, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification

EXHIBIT INDEX

Previous
Filing If
Exhibit		Incorporated
Number	Description	by Reference
31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(17)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q/A for the Quarterly Period ended December 31, 1998 filed March 15, 1999. (SEC Accession No.: 0000950152-99-001926/ SEC File No.: 000-27202/SEC Film No.: 99565325)

(18)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2000 filed February 14, 2001.

(19)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2001 filed May 15, 2001.

(20)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2002 filed October 15, 2002

(21)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 filed June 4, 2003.

(22)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2003 filed October 14, 2003.

(23)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2003 filed November 12, 2003.

(24)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated December 8, 2003 filed December 23, 2003.

(25)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2003 filed March 18, 2004.

(26)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 filed May 13, 2004.

(27)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2004 filed September 9, 2004.

(28)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004 filed November 12, 2004.

(29)	Incorporated by reference to referenced Exhibit in Company’s Current Report on Form 8-K dated July 27, 2005 filed August 2, 2005.

(30)	Incorporated by reference to referenced Exhibit in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2005 filed September 28, 2005

(31)	Incorporated by reference to referenced Exhibit on Company’s Current Report Form 8-K dated December 29, 2005 filed January 5, 2006

(32)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2006 filed May, 10,2006