Form 10-Q
period 2006-09-30
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2006-10-26
CIK 1002125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,184 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of September 30, 2006.

INDEX
Advanced Lighting Technologies, Inc.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	September 30,	June 30,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$2,484	$4,290
Trade receivables, less allowances of $890 and $742	35,365	35,857
Inventories:
Finished goods	23,793	23,977
Raw materials and work-in-process	11,896	11,825

	35,689	35,802
Prepaid expenses	3,084	2,097

Total current assets	76,622	78,046

Property, plant and equipment:
Land and buildings	10,606	10,341
Machinery and equipment	28,955	26,930
Furniture and fixtures	3,236	3,017

	42,797	40,288
Less accumulated depreciation	8,912	7,729

	33,885	32,559

Receivables from related parties	28	1,829
Investments	2,176	2,168
Other assets	2,368	3,604
Intangible assets, net	23,448	23,623
Goodwill	48,430	48,550

	$186,957	$190,379

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	September 30,	June 30,
	2006	2006
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$9,917	$6,513
Accounts payable	6,770	6,964
Payables to related parties	495	862
Employee-related liabilities	3,325	6,705
Accrued income and other taxes	843	667
Other accrued expenses	6,029	9,315

Total current liabilities	27,379	31,026

Long-term debt	121,117	121,669
Deferred tax liabilities	347	341
Deferred lease credits	3,404	3,453

Total liabilities	152,247	156,489

Minority interest	3,072	2,906
Preferred stock,
Series A and B	29,688	29,688

Common shareholders’ equity
Common stock, $.001 par value, 80,000 shares authorized; 1 share issued and outstanding	1	1
Paid-in-capital	1,183	1,183
Accumulated other comprehensive income (loss)	647	65
Retained earnings	119	47

Total common shareholders’ equity	1,950	1,296

	$186,957	$190,379

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands)

	Quarter Ended September 30,
	2006	2005
Net sales	$39,724	$37,310

Costs and expenses:
Cost of sales	23,826	22,288
Marketing and selling	7,242	6,422
Research and development	1,649	1,308
General and administrative	3,121	3,456
Amortization of intangible assets	258	261

Income from operations	3,628	3,575

Other income (expense):
Interest expense	(3,478)	(3,534)
Interest income	85	92
Income from investments	276	1,953

Income before income taxes and minority interest	511	2,086
Income tax expense	273	448

Income before minority interest	238	1,638
Minority interest in income of consolidated subsidiary	(166)	(178)

Net income	$72	$1,460

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Three Months Ended September 30, 2006
(dollars in thousands)

					Accumulated
					Other		Common
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Stock	Shares	Par Value	Capital	Income (Loss)	Earnings	Equity	Total
Balance at June 30, 2006	$29,688	1,184	$1	$1,183	$65	$47	$1,296	$30,984

Net income						72	72	72

Foreign currency translation adjustment					582		582	582

Balance at September 30, 2006	$29,688	1,184	$1	$1,183	$647	$119	$1,950	$31,638

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Quarter Ended September 30,
	2006	2005
Operating activities
Net income	$72	$1,460
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,218	1,456
Amortization	258	261
Provision for doubtful accounts	56	56
Income from investments	(276)	(1,953)
Changes in current assets and liabilities and other	(3,530)	(8,751)

Net cash used in operating activities	(2,202)	(7,471)

Investing activities
Capital expenditures	(2,724)	(792)
Cash distributions from investments	268	—

Net cash used in investing activities	(2,456)	(792)

Financing activities
Net borrowings under credit facilities	3,404	5,024
Proceeds from long-term debt	—	3,850
Payments of long-term debt	(552)	(698)
Issuance of common stock	—	53

Net cash provided by financing activities	2,852	8,229

Decrease in cash and cash equivalents	(1,806)	(34)
Cash and cash equivalents, beginning of period	4,290	2,643

Cash and cash equivalents, end of period	$2,484	$2,609

Supplemental cash flow information
Interest paid	$6,620	$6,629
Income taxes paid (refunds received), net	—	—

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
(Dollars in thousands)
A. Organization
Advanced Lighting Technologies, Inc. (the “Company” or “ADLT”) is an innovation-driven designer, manufacturer and marketer focused on metal halide lighting products, including materials, system components, systems and equipment.
B. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, including adjustments of a normal and recurring nature. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.
Income Taxes
Actual income tax expense for the interim periods differ from the amounts computed by applying the U.S. Federal income tax rate of 35% to the income before income taxes because under FAS No. 109, Accounting for Income Taxes, the tax benefit related to the U.S. loss for these interim periods was required to be reserved in a valuation allowance due to the uncertainty regarding the ultimate realization of the tax benefit of such losses. The income tax expense recognized for the interim periods relates to income taxes on certain foreign subsidiaries’ income. Goodwill was reduced by $120 during the quarter ended September, 2006 related to the benefit received from the utilization of pre-fresh start net operating losses of certain foreign subsidiaries.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
(Dollars in thousands)
C. Comprehensive Income
For the quarters ended September 30, 2006 and 2005, the Company’s comprehensive income was $654 and $719, respectively. These amounts include the period’s net income and the Company’s other component of comprehensive income or loss, foreign currency translation adjustments.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
(Dollars in thousands)
D. Financing Facilities
The Company’s Bank Credit Facility consists of a term loan requiring monthly principal payments of $183 ($8,800 outstanding at September 30, 2006) with a revolving credit loan, subject to availability, making up the remainder of the facility. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. Total availability was approximately $16,742 of which the amount outstanding under the revolving credit loan was $7,710 at September 30, 2006. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (9.00% at September 30, 2006). Interest rates on the term loan are based on Libor plus 3.25% or Prime plus 1.25% (8.61% at September 30, 2006). The final maturity of the facility is December 10, 2008. The revolving credit loan amount has been classified as a current liability in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include Both a Subjective Acceleration Clause and a Lock-box Arrangement.
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

Results of Operations
Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005
The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005:

	Quarter Ended		Quarter Ended
	September 30, 2006		September 30, 2005
Net sales	$39,724	100.0%	$37,310	100.0%

Costs and expenses:
Cost of sales	23,826	60.0	22,288	59.7
Marketing and selling	7,242	18.2	6,422	17.2
Research and development	1,649	4.2	1,308	3.5
General and administrative	3,121	7.9	3,456	9.3
Amortization of intangible assets	258	0.6	261	0.7

Income from operations	3,628	9.1	3,575	9.6

Other income (expense):
Interest expense	(3,478)	(8.8)	(3,534)	(9.5)
Interest income	85	0.2	92	0.2
Income from investments	276	0.7	1,953	5.2

Income before income taxes and minority interest	511	1.3	2,086	5.6
Income tax expense	273	0.7	448	1.2

Income before minority interest	238	0.6	1,638	4.4
Minority interest in income of consolidated subsidiary	(166)	(0.4)	(178)	(0.5)

Net income	$72	0.2%	$1,460	3.9%

Factors that have affected the results of operations for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 are discussed below.
Net Sales. Net sales increased 6.5% to $39,724 in the first quarter of fiscal 2007 from $37,310 in the first quarter of fiscal 2006. First quarter metal halide product sales increased 11.0% to $33,295 compared with $29,917 in the same period last year. This increase in metal halide product sales is primarily the result of an increase in fixture and power supply sales. Non-metal halide lighting product sales decreased 1% over the year ago period due primarily to a decrease in non-metal halide fixture and power supply sales.
Cost of Sales. Cost of sales increased 6.9% to $23,826 in the first quarter of fiscal 2007 from $22,288 in the first quarter of fiscal 2006. As a percentage of net sales, cost of sales was 60.0% for the first quarter of fiscal 2007 compared with 59.7% for the first quarter of fiscal 2006. Cost of sales expense was positively impacted by the transfer of lamp and power supply production to India and improvements in cost management. Cost of sales expense was negatively impacted by the higher cost of raw material used in the production of power supplies.

Marketing and Selling Expenses. Marketing and selling expenses increased 12.8% to $7,242 in the first quarter of fiscal 2007 from $6,422 in the first quarter of fiscal 2006. As a percentage of net sales, marketing and selling expenses increased to 18.2% in the first quarter of fiscal 2007 from 17.2% in the first quarter of fiscal 2006. This increase in marketing and selling expenses as a percentage of sales was primarily due to increases in compensation, increases in occupancy costs due to the new warehouse, and other costs related to the Company’s marketing efforts.
Research and Development Expenses. Research and development expenses increased to $1,649 in the first quarter of fiscal 2007 as compared to $1,308 in the first quarter of fiscal 2006. Research and development expenses relate to: (i) expansion of the product line and continued improvement in lamp technology including the line of Uni-Form® pulse start lamps; (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.
General and Administrative Expenses. General and administrative expenses decreased to $3,121 in the first quarter of fiscal 2007 as compared to $3,456 in the first quarter of fiscal 2006. As a percentage of net sales, general and administrative expenses decreased to 7.9% in the first quarter of fiscal 2007 from 9.3% in the first quarter of fiscal 2006. This decrease in general and administrative expenses as a percentage of sales was primarily due to decreases in compensation expense.
Amortization of Intangible Assets. Amortization expense of $258 in the first quarter of fiscal 2007 was comparable to amortization expense of $261 in the first quarter of fiscal 2006.
Income from Operations. As a result of the items noted above, the Company realized income from operations in the first quarter of fiscal 2007 of $3,628 as compared to income from operations of $3,575 in the first quarter of fiscal 2006.
Interest Expense. Interest expense in the first quarter of fiscal 2007 of $3,478 was slightly lower than interest expense of $3,534 in the first quarter of fiscal 2006. This decrease was primarily due to higher interest rates on the Company’s Bank Credit Facility resulting from the changes in market rates over the past year and offset by lower average debt outstanding during the first quarter of fiscal 2007 as compared with the first quarter of fiscal 2006.
Income from Investments. Income from investments in the first quarter of fiscal 2007 was $276 compared with $1,953 in the first quarter of fiscal 2006. Income from investments of $276 which represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications increased from $89 in the first quarter of fiscal 2006. The decrease in income from investments this quarter compared to last year was due to the recognition of income related to the Company’s investment in Fiberstars which was sold in November 2005.
Income Tax Expense. Income tax expense was $273 for the first quarter of fiscal 2007 as compared to $448 in the first quarter of fiscal 2006. The income tax expense in both quarters related to certain of the Company’s foreign operations.

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
The Bank Credit Facility consists of a term loan that requires monthly principal payments of $183 ($8,800 outstanding at September 30, 2006) with a revolving credit loan, subject to availability, making up the remainder of the facility. Total availability was approximately $16,742 of which the amount outstanding under the revolving credit loan was $7,710 at September 30, 2006. Interest rates on the revolving credit loan are based on Libor plus 2.75% or Prime plus .75% (9.00% at September 30, 2006). Interest rates on the term loan are based on Libor plus 3.25% or Prime plus 1.25% (8.61% at September 30, 2006). The final maturity of the revolving credit facility and the term loan is December 10, 2008.
The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Minimum Adjusted EBITDA and Capital Expenditures. At September 30, 2006, the Company was in compliance with the terms of the Bank Credit Facility. The principal security for the Bank Credit Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom as well as the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.
Cash decreased $1,806 during the three months ended September 30, 2006. Cash used in operating activities totaled $2,202, cash used in investing activities totaled $2,456, and cash provided by financing activities totaled $2,852.
Net Cash Used in Operating Activities. Net cash used in operating activities totaled $2,202 for the three months ended September 30, 2006. This includes the $6,292 payment of semi-annual interest related to the Company’s Senior Notes due September 30.
Net Cash Provided by Investing Activities. In the three months ended September 30, 2006, net cash used in investing activities totaled $2,456, which included $2,724 of capital expenditures for plant and equipment, the majority of which relates to machinery and equipment, and $268 of distributions from investments in affiliates.
Net Cash Provided by Financing Activities. In the three months ended September 30, 2006, net cash provided by financing activities was $2,852 resulting from an increase in borrowings on the Company’s revolving credit loan of $3,404, net of $552 of scheduled payments of long-term debt.
The interest-bearing obligations of the Company totaled $131,034 as of September 30, 2006, and consisted of: $16,510 outstanding under the Bank Credit Facility; $114,400 of 11% Senior Notes; mortgages of $125.

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
We have identified the following policies as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note C of the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the Period Ended June 30, 2006.
Valuation of Accounts and Notes Receivable
Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $35,365, net of an allowance of $890 as of September 30, 2006.
The Company has notes receivable plus accrued interest from the Ruud Lighting, Inc. shareholders in the aggregate amount of $1,422. These notes are due June 1, 2009. Rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Company will be credited toward prepayment of the principal and interest on the notes. The Company believes the total receivable amount will be realized in accordance with the terms of the notes.
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
Recently Issued Accounting Pronouncements
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. The provisions of SAB 108 are effective for the annual period ending after November 15, 2006. The company is currently determining the effect, if any, the adoption of SAB 108 will have on its financial statements.

Foreign Currency
Approximately 33% of the Company’s net sales in fiscal 2006 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars, Canadian dollars, Euros and Japanese yen.
A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
During the three months ended September 30, 2006, there have been no material changes in the reported market risks presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.
Item 4. Controls and Procedures
The Company evaluated the design and operation of its disclosure controls and procedures as of September 30, 2006, to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer. The principal executive officer and chief financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information
Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.
Item 6. Exhibits

Exhibit		Incorporated
Number	Title	by Reference
2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004	(2)

3.2	Certificate of Amendment by Directors or Incorporators to Articles of Advanced Lighting Technologies, Inc.	(3)

3.3	Amended and Restated Code of Regulations	(4)

4.1	Reference is made to Exhibit 2.1

10.1	Lease Agreement dated February 28, 2006 between Deposition Sciences, Inc. and First Industrial Development Services, Inc.	(5)

10.1.8	Sixth Amendment to Loan Agreement, Security Promissory Note and Security Agreement between Wayne R. Hellman and Advanced lighting Technologies, Inc., dated September 8, 2006.	(6)

10.1.9	Amendment to Amended and Restated Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc., dated September 8, 2006.	(6)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.

(3)	Incorporated by reference to Exhibit 3.1 in Company’s Current Report on Form 8-K dated December 29, 2005, filed January 5, 2006.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.

(5)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2006, filed May 10, 2006.

(6)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2006, filed September 27, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED LIGHTING TECHNOLOGIES, INC.

Date: October 26, 2006	By:	/s/ Wayne R. Hellman

Wayne R. Hellman
Chief Executive Officer

Date: October 26, 2006	By:	/s/ Wayne J. Vespoli

Wayne J. Vespoli
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated
Number	Title	by Reference
2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004	(2)

3.2	Certificate of Amendment by Directors or Incorporators to Articles of Advanced Lighting Technologies, Inc.	(3)

3.3	Amended and Restated Code of Regulations	(4)

4.1	Reference is made to Exhibit 2.1

10.1	Lease Agreement dated February 28, 2006 between Deposition Sciences, Inc. and First Industrial Development Services, Inc.	(5)

10.1.8	Sixth Amendment to Loan Agreement, Security Promissory Note and Security Agreement between Wayne R. Hellman and Advanced lighting Technologies, Inc., dated September 8, 2006.	(6)

10.1.9	Amendment to Amended and Restated Employment Agreement between Wayne R. Hellman and Advanced Lighting Technologies, Inc., dated September 8, 2006.	(6)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.

(3)	Incorporated by reference to Exhibit 3.1 in Company’s Current Report on Form 8-K dated December 29, 2005, filed January 5, 2006.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.

(5)	Incorporated by reference to referenced Exhibit in Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2006, filed May 10, 2006.

(6)	Incorporated by reference to Exhibit of same number in Company’s Annual Report on Form 10-K for the Annual Period ended June 30, 2006, filed September 27, 2006.