Form 10-Q
period 2006-12-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2007-02-09
CIK 1002125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,184 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of December 31, 2006.

INDEX
Advanced Lighting Technologies, Inc.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	December 31,	June 30,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$2,440	$4,290
Trade receivables, less allowances of $1,068 and $742	41,997	35,857
Inventories:
Finished goods	26,439	23,977
Raw materials and work-in-process	10,381	11,825

	36,820	35,802
Prepaid expenses	2,881	2,097

Total current assets	84,138	78,046

Property, plant and equipment:
Land and buildings	10,985	10,341
Machinery and equipment	29,624	26,930
Furniture and fixtures	3,427	3,017

	44,036	40,288
Less accumulated depreciation	10,383	7,729

	33,653	32,559

Receivables from related parties	21	1,829
Investments	2,174	2,168
Other assets	2,388	3,604
Intangible assets, net	23,282	23,623
Goodwill	48,430	48,550

	$194,086	$190,379

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	December 31,	June 30,
	2006	2006
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$6,262	$6,513
Accounts payable	11,407	6,964
Payables to related parties	191	862
Employee-related liabilities	3,676	6,705
Accrued income and other taxes	978	667
Other accrued expenses	9,585	9,315

Total current liabilities	32,099	31,026

Long-term debt	120,566	121,669
Deferred tax liabilities	630	341
Deferred lease credits	3,346	3,453

Total liabilities	156,641	156,489

Minority interest	3,237	2,906
Preferred stock, Series A and B	29,688	29,688

Common shareholders’ equity
Common stock, $.001 par value, 80,000 shares authorized; 1 share issued and outstanding	1	1
Paid-in-capital	1,183	1,183
Accumulated other comprehensive income	1,336	65
Retained earnings	2,000	47

Total common shareholders’ equity	4,520	1,296

	$194,086	$190,379

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands)

	Quarter Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net sales	$46,376	$40,261	$86,100	$77,571

Costs and expenses:
Cost of sales	27,947	22,936	51,773	45,242
Marketing and selling	7,729	6,843	14,971	13,247
Research and development	1,724	1,859	3,373	3,167
General and administrative	2,704	2,573	5,825	6,029
Amortization of intangible assets	277	265	535	526

Income from operations	5,995	5,785	9,623	9,360

Other income (expense):
Interest expense	(3,561)	(3,681)	(7,039)	(7,215)
Interest income	36	78	121	170
Income (loss) from investments	5	(1,605)	281	348

Income before income taxes and minority interest	2,475	577	2,986	2,663
Income tax expense	429	(41)	702	407

Income before minority interest	2,046	618	2,284	2,256
Minority interest in income of consolidated subsidiary	(165)	(207)	(331)	(385)

Net income	$1,881	$411	$1,953	$1,871

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Six Months Ended December 31, 2006
(dollars in thousands)

					Accumulated
					Other		Common
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Shareholders'
	Stock	Shares	Par Value	Capital	Income	Earnings	Equity	Total
Balance at June 30, 2006	$29,688	1,184	$1	$1,183	$65	$47	$1,296	$30,984

Net income						1,953	1,953	1,953

Foreign currency translation adjustment					1,271		1,271	1,271

Balance at December 31, 2006	$29,688	1,184	$1	$1,183	$1,336	$2,000	$4,520	$34,208

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended December 31,
	2006	2005
Operating activities
Net income	$1,953	$1,871
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,541	2,788
Amortization	535	526
Provision for doubtful accounts	188	93
Income from investments	(281)	(348)
Changes in current assets and liabilities and other	(1,885)	(11,930)

Net cash provided by (used in) operating activities	3,051	(7,000)

Investing activities
Capital expenditures	(3,823)	(2,258)
Cash distributions from investments	275	—
Proceeds from sale of investment	—	3,154

Net cash provided by (used in) investing activities	(3,548)	896

Financing activities
Net borrowings (payments) under credit facilities	(249)	4,154
Proceeds from long-term debt	—	3,850
Payments of long-term debt	(1,104)	(1,327)
Issuance of common stock	—	53

Net cash provided by (used in) financing activities	(1,353)	6,730

Increase (decrease) in cash and cash equivalents	(1,850)	626
Cash and cash equivalents, beginning of period	4,290	2,643

Cash and cash equivalents, end of period	$2,440	$3,269

Supplemental cash flow information
Interest paid	$6,847	$7,096
Income taxes paid (refunds received), net	251	310

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2006
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
Income Taxes
Actual income tax expense for the interim periods differ from the amounts computed by applying the U.S. Federal income tax rate of 35% to the income before income taxes because under FAS No. 109, Accounting for Income Taxes, the tax benefit related to the U.S. loss for these interim periods was required to be reserved in a valuation allowance due to the uncertainty regarding the ultimate realization of the tax benefit of such losses. The income tax expense recognized for the interim periods relates to income taxes on certain foreign subsidiaries’ income. Goodwill was reduced by $120 during the six months ended December 31, 2006 related to the benefit received from the utilization of pre-fresh start net operating losses of certain foreign subsidiaries.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2006
(Dollars in thousands)
C. Comprehensive Income
For the quarters ended December 31, 2006 and 2005, the Company’s comprehensive income was $2,570 and $685, respectively. These amounts include the period’s net income and the Company’s other component of comprehensive income or loss, foreign currency translation adjustments.
For the six months ended December 31, 2006 and 2005, the Company’s comprehensive income was $3,224 and $1,404, respectively. These amounts include the period’s net income and the Company’s other component of comprehensive income or loss, foreign currency translation adjustments.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2006
(Dollars in thousands)
D. Financing Facilities
The Company’s Bank Credit Facility consists of a term loan requiring monthly principal payments of $183 ($8,250 outstanding at December 31, 2006) with a revolving credit loan, subject to availability, making up the remainder of the facility. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. Total availability was approximately $16,778 of which the amount outstanding under the revolving credit loan was $4,054 at December 31, 2006. Interest rates on the revolving credit loan are based on Libor plus 2.50% or Prime plus .50% (8.75% at December 31, 2006). Interest rates on the term loan are based on Libor plus 3.00% or Prime plus 1.00% (8.39% at December 31, 2006). The final maturity of the facility is December 10, 2008. The revolving credit loan amount has been classified as a current liability in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include Both a Subjective Acceleration Clause and a Lock-box Arrangement.
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

Results of Operations
Quarter Ended December 31, 2006 Compared to Quarter Ended December 31, 2005
The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the three months ended December 31, 2006 and 2005:

	Quarter Ended		Quarter Ended
	December 31, 2006		December 31, 2005
Net sales	$46,376	100.0%	$40,261	100.0%

Costs and expenses:
Cost of sales	27,947	60.3	22,936	57.0
Marketing and selling	7,729	16.7	6,843	17.0
Research and development	1,724	3.7	1,859	4.6
General and administrative	2,704	5.8	2,573	6.4
Amortization of intangible assets	277	0.6	265	0.7

Income from operations	5,995	12.9	5,785	14.4

Other income (expense):
Interest expense	(3,561)	(7.7)	(3,681)	(9.1)
Interest income	36	0.1	78	0.2
Income (loss) from investments	5	0.0	(1,605)	(4.0)

Income before income taxes and minority interest	2,475	5.3	577	1.4
Income tax expense	429	0.9	(41)	(0.1)

Income before minority interest	2,046	4.4	618	1.5
Minority interest in income of consolidated subsidiary	(165)	(0.4)	(207)	(0.5)

Net income	$1,881	4.1%	$411	1.0%

Factors that have affected the results of operations for the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 are discussed below.
Net Sales. Net sales increased 15.2% to $46,376 in the second quarter of fiscal 2007 from $40,261in the second quarter of fiscal 2006. Second quarter metal halide product sales increased 17.4% to $37,955 compared with $32,323 in the same period last year. This increase in metal halide product sales is primarily the result of an increase in lamp and power supply sales. Non-metal halide lighting product sales increased 24.0% over the year ago period due primarily to an increase in non-metal halide lamps, fixtures, and power supply sales.
Cost of Sales. Cost of sales increased 21.8% to $27,947 in the second quarter of fiscal 2007 from $22,936 in the second quarter of fiscal 2006. As a percentage of net sales, cost of sales was 60.3% for the second quarter of fiscal 2007 compared with 57.0% for the second quarter of fiscal 2006. Cost of sales was positively impacted by the transfer of lamp production to India and improvements in cost management. Cost of sales was negatively impacted by the higher cost of power supplies and mix of product sales.

Marketing and Selling Expenses. Marketing and selling expenses increased 12.9% to $7,729 in the second quarter of fiscal 2007 from $6,843 in the second quarter of fiscal 2006. As a percentage of net sales, marketing and selling expenses decreased slightly to 16.7% in the second quarter of fiscal 2007 from 17.0% in the second quarter of fiscal 2006. Sales increased at a higher rate than compensation and benefits and other marketing and selling expenses incurred.
Research and Development Expenses. Research and development expenses decreased to $1,724 in the second quarter of fiscal 2007 as compared to $1,859 in the second quarter of fiscal 2006. Research and development expenses relate to: (i) expansion of the product line and continued improvement in lamp technology; (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.
General and Administrative Expenses. General and administrative expenses increased to $2,704 in the second quarter of fiscal 2007 as compared to $2,573 in the second quarter of fiscal 2006. As a percentage of net sales, general and administrative expenses decreased to 5.8% in the second quarter of fiscal 2007 from 6.4% in the second quarter of fiscal 2006. This decrease in general and administrative expenses as a percentage of sales was primarily due to decreases in compensation expense.
Amortization of Intangible Assets. Amortization expense of $277 in the second quarter of fiscal 2007 was comparable to amortization expense of $265 in the second quarter of fiscal 2006.
Income from Operations. As a result of the items noted above, the Company realized income from operations in the second quarter of fiscal 2007 of $5,995 as compared to income from operations of $5,785 in the second quarter of fiscal 2006.
Interest Expense. Interest expense in the second quarter of fiscal 2007 of $3,561 was slightly lower than interest expense of $3,681 in the second quarter of fiscal 2006. This decrease was primarily due to lower average debt outstanding during the second quarter of fiscal 2007 as compared with the second quarter of fiscal 2006.
Income from Investments. Income from investments in the second quarter of fiscal 2007 was $5 compared with ($1,605) in the second quarter of fiscal 2006. Income from investments of $5 which represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications, increased from $3 in the second quarter of fiscal 2006. The increase in income from investments this quarter compared to last year was due to the recognition of loss related to the Company’s investment in Fiberstars which was sold in November 2005.
Income Tax Expense. Income tax expense (benefit) was $429 for the second quarter of fiscal 2007 as compared to ($41) in the second quarter of fiscal 2006. The income tax expense (benefit) in both quarters related to certain of the Company’s foreign operations.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005
The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the six months ended December 31, 2006 and 2005:

	Six Months Ended		Six Months Ended
	December 31, 2006		December 31, 2005
Net sales	$86,100	100.0%	$77,571	100.0%

Costs and expenses:
Cost of sales	51,773	60.1	45,242	58.3
Marketing and selling	14,971	17.4	13,247	17.1
Research and development	3,373	3.9	3,167	4.1
General and administrative	5,825	6.8	6,029	7.8
Amortization of intangible assets	535	0.6	526	0.7

Income from operations	9,623	11.2	9,360	12.1

Other income (expense):
Interest expense	(7,039)	(8.2)	(7,215)	(9.3)
Interest income	121	0.1	170	0.2
Income from investments	281	0.3	348	0.4

Income before income taxes and minority interest	2,986	3.5	2,663	3.4
Income tax expense	702	0.8	407	0.5

Income before minority interest	2,284	2.7	2,256	2.9
Minority interest in income of consolidated subsidiary	(331)	(0.4)	(385)	(0.5)

Net income	$1,953	2.3%	$1,871	2.4%

Factors that have affected the results of operations for the first six months of fiscal 2007 as compared to the first six months of fiscal 2006 are discussed below.
Net Sales. Net sales increased 11.0% to $86,100 in the first six months of fiscal 2007 from $77,571 in the first six months of fiscal 2006. Metal halide product sales increased 14.5% to $71,250 compared with $62,240 in the same period last year. This increase in metal halide product sales is primarily the result of an increase in lamp and power supply sales. Non-metal halide lighting product sales increased 12.0% over the year ago period due primarily to an increase in non-metal halide lamp and fixture sales.
Cost of Sales. Cost of sales increased 14.4% to $51,773 in the first six months of fiscal 2007 from $45,242 in the first six months of fiscal 2006. As a percentage of net sales, cost of sales was 60.1% for the first six months of fiscal 2007 compared with 58.3% for the first six months of fiscal 2006. Cost of sales was positively impacted by the transfer of lamp and production to India and improvements in cost management. Cost of sales was negatively impacted by the higher cost of power supplies and mix of product sales.
Marketing and Selling Expenses. Marketing and selling expenses increased 13.0% to $14,971 in the first six months of fiscal 2007 from $13,247 in the first six months of fiscal 2006. As a percentage of net sales, marketing and selling expenses increased slightly to 17.4% in the first six months of fiscal 2007 from 17.1% in the first six months of fiscal 2006. This increase in marketing and selling expenses as a percentage of sales was primarily due to increases in compensation, increases in occupancy costs due to a new warehouse, and other costs related to the Company’s marketing efforts.
Research and Development Expenses. Research and development expenses increased to $3,373 in the first six months of fiscal 2007 as compared to $3,167 in the first six months of fiscal 2006. Research and development expenses relate to: (i) expansion of the product line and continued improvement in lamp technology; (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.
General and Administrative Expenses. General and administrative expenses decreased to $5,825 in the first six months of fiscal 2007 as compared to $6,029 in the first six months of fiscal 2006. As a percentage of net sales, general and administrative expenses decreased to 6.8% in the first six months of fiscal 2007 from 7.8% in the first six months of fiscal 2006. This decrease in general and administrative expenses as a percentage of sales was primarily due to decreases in compensation expense.
Amortization of Intangible Assets. Amortization expense of $535 in the first six months of fiscal 2007 was comparable to amortization expense of $526 in the first six months of fiscal 2006.
Income from Operations. As a result of the items noted above, the Company realized income from operations in the first six months of fiscal 2007 of $9,623 as compared to income from operations of $9,360 in the first six months of fiscal 2006.
Interest Expense. Interest expense in the first six months of fiscal 2007 of $7,039 was slightly lower than interest expense of $7,215 in the first six months of fiscal 2006. This decrease was primarily due to lower average debt outstanding during the first six months of fiscal 2007 as compared with the first six months of fiscal 2006.
Income from Investments. Income from investments in the first six months of fiscal 2007 was $281 compared with $348 in the first six months of fiscal 2006. Income from investments of $281 which represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications, decreased from $292 in the first quarter of fiscal 2006. The decrease in income from investments the first six months of fiscal 2007 compared to last year was due to the recognition of income related to the Company’s investment in Fiberstars which was sold in November 2005.
Income Tax Expense. Income tax expense was $702 for the first six months of fiscal 2007 as compared to $407 in the first six months of fiscal 2006. The income tax expense in both periods related to certain of the Company’s foreign operations.

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
The Bank Credit Facility consists of a term loan that requires monthly principal payments of $183 ($8,250 outstanding at December 31, 2006) with a revolving credit loan, subject to availability, making up the remainder of the facility. Total availability was approximately $16,778 of which the amount outstanding under the revolving credit loan was $4,054 at December 31, 2006. Interest rates on the revolving credit loan are based on Libor plus 2.50% or Prime plus .50% (8.75% at December 31, 2006). Interest rates on the term loan are based on Libor plus 3.00% or Prime plus 1.00% (8.39% at December 31, 2006). The final maturity of the revolving credit facility and the term loan is December 10, 2008.
The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Minimum Adjusted EBITDA and Capital Expenditures. At December 31, 2006, the Company was in compliance with the terms of the Bank Credit Facility. The principal security for the Bank Credit Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom as well as the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.
Cash decreased $1,850 during the six months ended December 31, 2006. Cash provided by operating activities totaled $3,051, cash used in investing activities totaled $3,548, and cash used in financing activities totaled $1,353.
Net Cash Provided by Operating Activities. Net cash provided by operating activities totaled $3,051 for the six months ended December 31, 2006.
Net Cash Used in Investing Activities. In the six months ended December 31, 2006, net cash used in investing activities totaled $3,548, which included $3,823 of capital expenditures for plant and equipment, the majority of which relates to machinery and equipment, and $275 of distributions from investments in affiliates.
Net Cash Used in Financing Activities. In the six months ended December 31, 2006, net cash used in financing activities was $1,353 resulting from payments on the Company’s revolving credit loan of $249 and scheduled payments of long-term debt of $1,104.
The interest-bearing obligations of the Company totaled $126,828 as of December 31, 2006, and consisted of: $12,305 outstanding under the Bank Credit Facility; $114,400 of 11% Senior Notes, and mortgages of $123.

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
Valuation of Accounts and Notes Receivable
Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $41,997, net of an allowance of $1,068 as of December 31, 2006.
The Company has notes receivable plus accrued interest from the Ruud Lighting, Inc. shareholders in the aggregate amount of $1,451. These notes are due June 1, 2009. Rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Company will be credited toward prepayment of the principal and interest on the notes. The Company believes the total receivable amount will be realized in accordance with the terms of the notes.
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
Deferred Tax Assets and Valuation Allowance
The Company had approximately $14,880 of net deferred tax assets related principally to certain unused tax credits and loss carryforwards as of December 31, 2006. The realization of these assets is dependent upon the Company generating future taxable income. Due to the Company’s historical results it is uncertain as to when it will realize taxable income that will allow it to utilize its tax credits and loss carryforwards and, accordingly, has recorded a valuation allowance of $15,510.
Recently Issued Accounting Pronouncements
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. The provisions of SAB 108 are effective for the annual period ending after November 15, 2006. The company has adopted SAB 108 and has determined that the impact is immaterial.
In November 2006 the Financial Accounting Standards Board issued FASB Statement 157
Fair Value Measurements. FASB 157 was issued to increase consistency and comparability in fair value measurements. The provisions of FASB 157 are effective for years beginning after November 15, 2007. The Company is currently determining the effect, if any, the adoption of FASB 157 will have on its financial statements.

Foreign Currency
Approximately 33% of the Company’s net sales in fiscal 2006 were denominated in currencies other than U.S. dollars, principally pounds sterling, Australian dollars, Canadian dollars, Euros and Japanese yen.
A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
During the six months ended December 31, 2006, there have been no material changes in the reported market risks presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.
Item 4. Controls and Procedures
The Company evaluated the design and operation of its disclosure controls and procedures as of December 31, 2006, to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer. The principal executive officer and chief financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ADVANCED LIGHTING TECHNOLOGIES, INC.
Date: February 9, 2007	By:	/s/ Wayne R. Hellman
Wayne R. Hellman
Chief Executive Officer

Date: February 9, 2007	By:	/s/ Wayne J. Vespoli
Wayne J. Vespoli
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated
Number	Title	by Reference

2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004	(2)

3.2	Certificate of Amendment by Directors or Incorporators to Articles of Advanced Lighting Technologies, Inc.	(3)

3.3	Amended and Restated Code of Regulations	(4)

4.1	Reference is made to Exhibit 2.1

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.

(3)	Incorporated by reference to Exhibit 3.1 in Company’s Current Report on Form 8-K dated

December 29, 2005, filed January 5, 2006.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.