Form 10-Q
period 2007-03-31
ADVANCED LIGHTING TECHNOLOGIES INC
filed 2007-05-15
CIK 1002125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Yes ☐   No ☑
There were 1,184 shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of March 31, 2007.

INDEX
Advanced Lighting Technologies, Inc.

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	March 31,	June 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,451	$4,290
Trade receivables, less allowances of $1,168 and $742	42,871	35,857
Inventories:
Finished goods	29,376	23,977
Raw materials and work-in-process	8,773	11,825

	38,149	35,802
Prepaid expenses	2,894	2,097

Total current assets	86,365	78,046

Property, plant and equipment:
Land and buildings	10,696	10,341
Machinery and equipment	31,015	26,930
Furniture and fixtures	3,704	3,017

	45,415	40,288
Less accumulated depreciation	11,742	7,729

	33,673	32,559

Receivables from related parties	659	1,829
Investments	2,239	2,168
Other assets	2,377	3,604
Intangible assets, net	23,104	23,623
Goodwill	48,430	48,550

	$196,847	$190,379

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited)	(Audited)
	March 31,	June 30,
	2007	2006
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$13,088	$6,513
Accounts payable	9,428	6,964
Payables to related parties	575	862
Employee-related liabilities	3,728	6,705
Accrued income and other taxes	905	667
Other accrued expenses	6,884	9,315

Total current liabilities	34,608	31,026

Long-term debt	119,900	121,669
Deferred tax liabilities	937	341
Deferred lease credits	3,291	3,453

Total liabilities	158,736	156,489

Minority interest	—	2,906
Preferred stock,
Series A and B	29,688	29,688

Common shareholders’ equity
Common stock, $.001 par value, 80,000 shares authorized; 1 share issued and outstanding	1	1
Paid-in-capital	1,183	1,183
Accumulated other comprehensive income	1,587	65
Retained earnings	5,652	47

Total common shareholders’ equity	8,423	1,296

	$196,847	$190,379

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net sales	$47,982	$42,079	$134,082	$119,650

Costs and expenses:
Cost of sales	27,955	24,428	79,728	69,670
Marketing and selling	7,563	7,320	22,534	20,567
Research and development	1,743	1,585	5,116	4,752
General and administrative	2,805	2,851	8,630	8,880
Amortization of intangible assets	307	259	842	785
Special charges and asset impairment	—	4,093	—	4,093

Income from operations	7,609	1,543	17,232	10,903

Other income (expense):
Interest expense	(3,453)	(3,651)	(10,492)	(10,866)
Interest income	42	75	163	245
Income from investments	96	3	377	351

Income (loss) before income taxes and minority interest	4,294	(2,030)	7,280	633
Income tax expense	483	345	1,185	752

Income (loss) before minority interest	3,811	(2,375)	6,095	(119)
Minority interest in income of consolidated subsidiary	(159)	(229)	(490)	(614)

Net income (loss)	$3,652	$(2,604)	$5,605	$(733)

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Nine Months Ended March 31, 2007
(dollars in thousands)

					Accumulated
					Other		Common
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Stock	Shares	Par Value	Capital	Income	Earnings	Equity	Total

Balance at June 30, 2006	$29,688	1,184	$1	$1,183	$65	$47	$1,296	$30,984

Net income						5,605	5,605	5,605

Foreign currency translation adjustment					1,522		1,522	1,522

Balance at March 31, 2007	$29,688	1,184	$1	$1,183	$1,587	$5,652	$8,423	$38,111

See Notes to Condensed Consolidated Financial Statements

Advanced Lighting Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2007	2006
Operating activities
Net income	$5,605	$(733)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,883	4,248
Amortization	842	785
Provision for doubtful accounts	289	150
Income from investments	(377)	(351)
Special charges and asset impairment	—	4,093
Changes in current assets and liabilities and other	(8,248)	(20,587)

Net cash provided by (used in) operating activities	1,994	(12,395)

Investing activities
Capital expenditures	(5,678)	(3,483)
Proceeds from sale of investment	—	3,154
Cash distributions from investments	328	—
Purchase of minority interest in conrolled subsidiary	(3,289)	—
Proceeds from sale-leaseback	—	3,841

Net cash provided by (used in) investing activities	(8,639)	3,512

Financing activities
Net borrowings under credit facilities	6,575	5,894
Proceeds from long-term debt	—	3,850
Payments of long-term debt	(1,769)	(1,909)
Issuance of preferred stock	—	350
Issuance of common stock	—	53

Net cash provided by financing activities	4,806	8,238

Decrease in cash and cash equivalents	(1,839)	(645)
Cash and cash equivalents, beginning of period	4,290	2,643

Cash and cash equivalents, end of period	$2,451	$1,998

Supplemental cash flow information
Interest paid	$13,427	$13,855
Income taxes paid	440	554

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
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
Income Taxes
Actual income tax expense for the interim periods differ from the amounts computed by applying the U.S. Federal income tax rate of 35% to the income before income taxes because under FAS No. 109, Accounting for Income Taxes, the tax benefit related to the U.S. loss for these interim periods was required to be reserved in a valuation allowance due to the uncertainty regarding the ultimate realization of the tax benefit of such losses. The income tax expense recognized for the interim periods relates to income taxes on certain foreign subsidiaries’ income. Goodwill was reduced by $120 during the nine months ended March 31, 2007 related to the benefit received from the utilization of pre-fresh start net operating losses of certain foreign subsidiaries.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
(Dollars in thousands)
C. Comprehensive Income
For the quarters ended March 31, 2007 and 2006, the Company’s comprehensive income (loss) was $3,903 and ($2,593), respectively. These amounts include the period’s net income and the Company’s other component of comprehensive income or loss, foreign currency translation adjustments.
For the nine months ended March 31, 2007 and 2006, the Company’s comprehensive income (loss) was $7,127 and ($1,189) respectively. These amounts include the period’s net income and the Company’s other component of comprehensive income or loss, foreign currency translation adjustments.

Advanced Lighting Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
(Dollars in thousands)
D. Financing Facilities
The Company’s Bank Credit Facility consists of a term loan requiring monthly principal payments of $183 ($7,700 outstanding at March 31, 2007) with a revolving credit loan, subject to availability, making up the remainder of the facility. Availability of borrowings under the revolving credit loan is determined by the Company’s eligible account receivables and inventories. Total availability was approximately $16,253 of which the amount outstanding under the revolving credit loan was $10,888 at March 31, 2007. Interest rates on the revolving credit loan are based on Libor plus 2.50% or Prime plus .50% (8.75% at March 31, 2007). Interest rates on the term loan are based on Libor plus 3.00% or Prime plus 1.00% (8.35% at March 31, 2007). The final maturity of the facility is December 10, 2008. The revolving credit loan amount has been classified as a current liability in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include Both a Subjective Acceleration Clause and a Lock-box Arrangement.
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
E. Subsequent Event
On April 11, 2007, the Company signed a commitment letter with CIT Lending Services Corporation to refinance its existing credit facilities, provide working capital and fund future acquisitions. The new financing includes up to $185 million in secured credit facilities. The transaction is subject to documentation and customary closing conditions.
F. Minority Interest

On March 30, 2007, the Company purchased the remaining interest in a foreign controlled subsidiary for $3,289 resulting in elimination of the Company’s minority interest liability. The difference in purchase price of $108 has been reflected as a reduction of long term assets.
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

Results of Operations
Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006
The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006:

	Quarter Ended		Quarter Ended
	March 31, 2007		March 31, 2006

Net sales	$47,982	100.0%	$42,079	100.0%

Costs and expenses:
Cost of sales	27,955	58.3	24,428	58.1
Marketing and selling	7,563	15.8	7,320	17.4
Research and development	1,743	3.6	1,585	3.8
General and administrative	2,805	5.8	2,851	6.8
Amortization of intangible assets	307	0.6	259	0.6
Special charges and asset impairment	—	—	4,093	9.7

Income from operations	7,609	15.9	1,543	3.7

Other income (expense):
Interest expense	(3,453)	(7.2)	(3,651)	(8.7)
Interest income	42	0.1	75	0.2
Income (loss) from investments	96	0.2	3	0.0

Income before income taxes and minority interest	4,294	8.9	(2,030)	(4.8)
Income tax expense	483	1.0	345	0.8

Income before minority interest	3,811	7.9	(2,375)	(5.6)
Minority interest in income of consolidated subsidiary	(159)	(0.3)	(229)	(0.5)

Net income	$3,652	7.6%	$(2,604)	-6.2%

Factors that have affected the results of operations for the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 are discussed below.
Net Sales. Net sales increased 14.0% to $47,982 in the third quarter of fiscal 2007 from $42,079 in the third quarter of fiscal 2006. Third quarter metal halide product sales increased 12.3% to $39,650 compared with $35,307 in the same period last year. This increase in metal halide product sales is primarily the result of an increase in lamp and power supply sales. Non-metal halide lighting product sales increased 13.6% over the year ago period due primarily to an increase in non-metal halide lamps, fixtures, and power supply sales.
Cost of Sales. Cost of sales increased 14.4% to $27,955 in the third quarter of fiscal 2007 from $24,428 in the third quarter of fiscal 2006. As a percentage of net sales, cost of sales was 58.3% for the third quarter of fiscal 2007 compared with 58.1% for the third quarter of fiscal 2006. Cost of sales was positively impacted by the transfer of lamp production to India and improvements in cost management. Cost of sales was negatively impacted by the higher cost of power supplies and mix of product sales.

Marketing and Selling Expenses. Marketing and selling expenses increased 3.3% to $7,563in the third quarter of fiscal 2007 from $7,320 in the third quarter of fiscal 2006. As a percentage of net sales, marketing and selling expenses decreased slightly to 15.8% in the third quarter of fiscal 2007 from 17.4% in the third quarter of fiscal 2006. Sales increased at a higher rate than compensation and benefits and other marketing and selling expenses incurred.
Research and Development Expenses. Research and development expenses increased to $1,743 in the third quarter of fiscal 2007 as compared to $1,585 in the third quarter of fiscal 2006. Research and development expenses relate to: (i) expansion of the product line and continued improvement in lamp technology; (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.
General and Administrative Expenses. General and administrative expenses decreased slightly to $2,805 in the third quarter of fiscal 2007 as compared to $2,851 in the third quarter of fiscal 2006. As a percentage of net sales, general and administrative expenses decreased to 5.8% in the third quarter of fiscal 2007 from 6.8% in the third quarter of fiscal 2006. This decrease in general and administrative expenses as a percentage of sales was primarily due to decreases in compensation expense.
Amortization of Intangible Assets. Amortization expense of $307 in the third quarter of fiscal 2007 was comparable to amortization expense of $259 in the third quarter of fiscal 2006.
Special Charges and Asset Impairment. The Company recognized a $4,093 charge in the third quarter of fiscal 2006 related to the abandonment of certain long-lived assets and the write-down of the Solon, Ohio facility to estimated fair value.
Income from Operations. As a result of the items noted above, the Company realized income from operations in the third quarter of fiscal 2007 of $7,609 as compared to income from operations of $1,543 in the third quarter of fiscal 2006.
Interest Expense. Interest expense in the third quarter of fiscal 2007 of $3,453 was slightly lower than interest expense of $3,651 in the third quarter of fiscal 2006. This decrease was primarily due to lower average debt outstanding during the third quarter of fiscal 2007 as compared with the third quarter of fiscal 2006.
Income from Investments. Income from investments in the third quarter of fiscal 2007 was $96 compared with $3 in the third quarter of fiscal 2006. Income from investments of $96 which represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications, increased from $3 in the third quarter of fiscal 2006.
Income Tax Expense. Income tax expense was $483 for the third quarter of fiscal 2007 as compared to $345 in the third quarter of fiscal 2006. The income tax expense in both quarters related to certain of the Company’s foreign operations.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006
The following table sets forth, as a percentage of net sales, certain items in the Company’s Condensed Consolidated Statements of Operations for the nine months ended March 31, 2007 and 2006:

	Nine Months Ended		Nine Months Ended
	March 31, 2007		March 31, 2006

Net sales	$134,082	100.0%	$119,650	100.0%

Costs and expenses:
Cost of sales	79,728	59.5	69,670	58.2
Marketing and selling	22,534	16.8	20,567	17.2
Research and development	5,116	3.8	4,752	4.0
General and administrative	8,630	6.4	8,880	7.4
Amortization of intangible assets	842	0.6	785	0.7
Special charges and asset impairment	—	—	4,093	3.4

Income from operations	17,232	12.9	10,903	9.1

Other income (expense):
Interest expense	(10,492)	(7.8)	(10,866)	(9.1)
Interest income	163	0.1	245	0.2
Income from investments	377	0.3	351	0.3

Income before income taxes and minority interest	7,280	5.4	633	0.5
Income tax expense	1,185	0.9	752	0.6

Income before minority interest	6,095	4.5	(119)	(0.1)
Minority interest in income of consolidated subsidiary	(490)	(0.4)	(614)	(0.5)

Net income	$5,605	4.2%	$(733)	-0.6%

Factors that have affected the results of operations for the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 are discussed below.
Net Sales. Net sales increased 12.1% to $134,082 in the first nine months of fiscal 2007 from $119,650 in the first nine months of fiscal 2006. Metal halide product sales increased 13.8% to $112,394 compared with $98,764 in the same period last year. This increase in metal halide product sales is primarily the result of an increase in lamp and power supply sales. Non-metal halide lighting product sales increased 12.6% over the year ago period due primarily to an increase in non-metal halide lamp and fixture sales.
Cost of Sales. Cost of sales increased 14.4% to $79,728 in the first nine months of fiscal 2007 from $69,670 in the first nine months of fiscal 2006. As a percentage of net sales, cost of sales was 59.5% for the first nine months of fiscal 2007 compared with 58.2% for the first nine months of fiscal 2006. Cost of sales was positively impacted by the transfer of lamp and production to India and improvements in cost management. Cost of sales was negatively impacted by the higher cost of power supplies and mix of product sales.
Marketing and Selling Expenses. Marketing and selling expenses increased 9.6% to $22,534 in the first nine months of fiscal 2007 from $20,567 in the first nine months of fiscal 2006. As a percentage of net sales, marketing and selling expenses decreased slightly to 16.8% in the first nine months of fiscal 2007 from 17.2% in the first nine months of fiscal 2006. Sales increased at a higher rate than marketing and selling expenses incurred.
Research and Development Expenses. Research and development expenses increased to $5,116 in the first nine months of fiscal 2007 as compared to $4,752 in the first nine months of fiscal 2006. Research and development expenses relate to: (i) expansion of the product line and continued improvement in lamp technology; (ii) continual development of new materials for the world’s major lighting manufacturers; (iii) development and testing of electronic and electromagnetic power supply systems; and (iv) improvement of coating processes of optical thin-films to broaden the applications and development of new thin-film materials, and using coatings to develop improvements to lighting technologies. The Company expects to continue to make substantial expenditures on research and development to enhance its position as the leading innovator in the metal halide lighting industry.
General and Administrative Expenses. General and administrative expenses decreased to $8,630 in the first nine months of fiscal 2007 as compared to $8,880 in the first nine months of fiscal 2006. As a percentage of net sales, general and administrative expenses decreased to 6.4% in the first nine months of fiscal 2007 from 7.4% in the first nine months of fiscal 2006. This decrease in general and administrative expenses as a percentage of sales was primarily due to decreases in compensation expense.
Amortization of Intangible Assets. Amortization expense of $842 in the first nine months of fiscal 2007 was comparable to amortization expense of $785 in the first nine months of fiscal 2006.
Special Charges and Asset Impairment. The Company recognized a $4,093 charge in the first nine months of fiscal 2006 related to the abandonment of certain long-lived assets and the write-down of the Solon, Ohio facility to estimated fair value.
Income from Operations. As a result of the items noted above, the Company realized income from operations in the first nine months of fiscal 2007 of $17,232 as compared to income from operations of $10,903 in the first nine months of fiscal 2006.
Interest Expense. Interest expense in the first nine months of fiscal 2007 of $10,492 was slightly lower than interest expense of $10,866 in the first nine months of fiscal 2006. This decrease was primarily due to lower average debt outstanding during the first nine months of fiscal 2007 as compared with the first nine months of fiscal 2006.
Income from Investments. Income from investments in the first nine months of fiscal 2007 was $377 compared with $351 in the first nine months of fiscal 2006. Income from investments of $377 which represents the equity income from the Company’s 40% ownership of Aldrich-APL LLC, a manufacturer and distributor of ultra-pure inorganics and metals for high-technology applications, increased from $295 in the first nine months of fiscal 2006.
Income Tax Expense. Income tax expense was $1,185 for the first nine months of fiscal 2007 as compared to $752 in the first nine months of fiscal 2006. The income tax expense in both periods related to certain of the Company’s foreign operations.
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
The Bank Credit Facility consists of a term loan that requires monthly principal payments of $183 ($7,700 outstanding at March 31, 2007) with a revolving credit loan, subject to availability, making up the remainder of the facility. Total availability was approximately $16,253 of which the amount outstanding under the revolving credit loan was $10,888 at March 31, 2007. Interest rates on the revolving credit loan are based on Libor plus 2.50% or Prime plus .50% (8.75% at March 31, 2007). Interest rates on the term loan are based on Libor plus 3.00% or Prime plus 1.00% (8.35% at March 31, 2007). The final maturity of the revolving credit facility and the term loan is December 10, 2008.
The Bank Credit Facility contains certain affirmative and negative covenants customary for this type of agreement, prohibits cash dividends, and includes financial covenants related to Minimum Adjusted EBITDA and Capital Expenditures. At March 31, 2007, the Company was in compliance with the terms of the Bank Credit Facility. The principal security for the Bank Credit Facility is substantially all of the personal property of the Company and each of its North American and United Kingdom subsidiaries. The term loan is secured by substantially all of the Company’s machinery and equipment in North America and the United Kingdom as well as the Company’s facility in Urbana, Illinois, and is cross-collateralized and secured with the revolving credit loan.
Cash decreased $1,839 during the nine months ended March 31, 2007. Cash provided by operating activities totaled $1,994, cash used in investing activities totaled $8,639, and cash provided by financing activities totaled $4,806.
Net Cash Provided by Operating Activities. Net cash provided by operating activities totaled $1,994 for the nine months ended March 31, 2007.
Net Cash Used in Investing Activities. In the nine months ended March 31, 2007, net cash used in investing activities totaled $8,639, which included $5,678 of capital expenditures for plant and equipment, the majority of which relates to machinery and equipment, and $328 of distributions from investments in affiliates and $3,289 to purchase minority interest of controlled subsidiary.
Net Cash Used in Financing Activities. In the nine months ended March 31, 2007, net cash provided by financing activities was $4,806 resulting from borrowings on the Company’s revolving credit loan of $6,575 and scheduled payments of long-term debt of $1,769.
The interest-bearing obligations of the Company totaled $132,988 as of March 31, 2007, and consisted of: $18,588 outstanding under the Bank Credit Facility and $114,400 of 11% Senior Notes.
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
Valuation of Accounts and Notes Receivable
Management evaluates and makes estimates of the collectibility of the Company’s accounts and notes receivable, including unbilled accounts receivable related to long-term equipment contracts, based on a combination of factors. Management analyzes historical bad debts, customer credit-worthiness, and current economic trends in evaluating the adequacy of the allowance for doubtful accounts and whether there is any impairment in its notes receivable. In circumstances where the Company is aware of a certain customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. Material changes in the allowance for doubtful accounts may occur if the results of management’s evaluation change or if a different method is used to estimate possible losses. The accounts receivable balance was $42,871 net of an allowance of $1,168 as of March 31, 2007.
The Company has notes receivable plus accrued interest from the Ruud Lighting, Inc. shareholders in the aggregate amount of $1,480. These notes are due June 1, 2009. Rebates earned on purchases by Ruud Lighting, Inc. pursuant to its current agreement with the Company will be credited toward prepayment of the principal and interest on the notes. The Company believes the total receivable amount will be realized in accordance with the terms of the notes.
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
Deferred Tax Assets and Valuation Allowance
The Company had approximately $14,552 of net deferred tax assets related principally to certain unused tax credits and loss carryforwards as of March 31, 2007. The realization of these assets is dependent upon the Company generating future taxable income. Due to the Company’s historical results it is uncertain as to when it will realize taxable income that will allow it to utilize its tax credits and loss carryforwards and, accordingly, has recorded a valuation allowance of $15,489.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended March 31, 2007, there have been no material changes in the reported market risks presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.
Item 4. Controls and Procedures
The Company evaluated the design and operation of its disclosure controls and procedures as of March 31, 2007, to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer. The principal executive officer and chief financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ADVANCED LIGHTING TECHNOLOGIES, INC.
Date: May 15, 2007	By:	/s/ Wayne R. Hellman
Wayne R. Hellman
Chief Executive Officer

Date: May 15, 2007	By:	/s/ Wayne J. Vespoli
Wayne J. Vespoli
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated
Number	Title	by Reference

2.1	Venture Lighting International, Inc. et al. Fourth Amended Chapter 11 Plan of Reorganization confirmed December 8, 2003 effective December 10, 2003	(1)

3.1	Third Amended and Restated Articles of Incorporation filed November 12, 2004	(2)

3.2	Certificate of Amendment by Directors or Incorporators to Articles of Advanced Lighting Technologies, Inc.	(3)

3.3	Amended and Restated Code of Regulations	(4)

4.1	Reference is made to Exhibit 2.1

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit of same number in Company’s Current Report on Form 8-K dated December 8, 2003, filed December 23, 2003.

(2)	Incorporated by reference to Exhibit of same number in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.

(3)	Incorporated by reference to Exhibit 3.1 in Company’s Current Report on Form 8-K dated December 29, 2005, filed January 5, 2006.

(4)	Incorporated by reference to Exhibit 3.2 in Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 12, 2004.